Form 10-Q
period 2004-09-30
RIO VISTA ENERGY PARTNERS LP
filed 2004-11-22
CIK 1260828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  30,  2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from __________ to ___________

                       Commission file number:  000-50394

                         RIO VISTA ENERGY PARTNERS L.P.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                            20-0153267
       (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)            Identification  No.)


820 GESSNER ROAD, SUITE 1285,  HOUSTON, TEXAS             77024
   (Address of Principal Executive Offices)             (Zip Code)

Registrant's  Telephone  Number,  Including  Area  Code:    (713)  467-8235

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
    ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      No  X
    ---     ---

The  number  of  common  units  outstanding  on  November 5, 2004 was 1,910,656.

                       RIO VISTA ENERGY PARTNERS L.P.  AND SUBSIDIARIES
                                       TABLE OF CONTENTS

         ITEM                                                                         PAGE NO.
         ----                                                                         --------
Part I     1.  Financial Statements

               Independent Certified Public Accountants' Review Report                       3

               Consolidated Balance Sheets as of December 31, 2003 and
               September 30, 2004 (unaudited)                                              4-5

               Unaudited Consolidated Statements of Operations for the three months
               and nine months ended September 30, 2003 and 2004                             6

               Unaudited Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2003 and 2004                                             7

               Notes to Consolidated Financial Statements (Unaudited)                     8-21

           2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 22-35

           3.  Quantitative and Qualitative Disclosures About Market Risk                   36

           4.  Controls and Procedures                                                      36

Part II    1.  Legal Proceedings                                                            37

           2.  Unregistered Sales of Equity Securities and Use of Proceeds                  37

           3.  Defaults Upon Senior Securities                                              37

           4.  Submission of Matters to a Vote of Security Holders                          37

           5.  Other Information                                                            37

           6.  Exhibits and Reports on Form 8-K                                          37-39

           Signatures                                                                       40

PART  I
ITEM  1.

             Independent Certified Public Accountants' Review Report
             -------------------------------------------------------


To  the  Board  of  Managers  of  Rio  Vista  GP  LLC,
  General  Partner  of  Rio  Vista  Energy  Partners  L.P.

We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of September 30, 2004, and the related consolidated statements of operations for the three months and nine months ended September 2003 and 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2004. These consolidated financial statements are the responsibility of Rio Vista's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for it to be in conformity with United States generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries as of December 31,
2003; and in our report dated February 6, 2004, we expressed an unqualified opinion on the consolidated balance sheet. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated.

The accompanying consolidated financial statements have been prepared assuming that Rio Vista will continue as a going concern. As discussed in note K to the consolidated financial statements, conditions exist which raise substantial doubt about Rio Vista's ability to continue as a going concern including 1) Rio Vista's dependence on Penn Octane to continue as a going concern and 2) continued sales to PMI at acceptable volumes and margins to provide sufficient cash flow to pay Rio Vista's expenses and guarantees of Penn Octane's obligations assuming Penn Octane's inability to pay such obligations. Management's plans in regard to these matters are also described in note K. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.


                                   /s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
November 12, 2004

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     September 30,
                                     December 31,        2004
                                         2003         (Unaudited)
                                     -------------  ---------------
Current Assets
  Cash                               $       2,000  $        10,000
  Trade accounts receivable                      -           32,000
  Due from affiliates                            -           89,000
  Inventories                                    -          195,000
                                     -------------  ---------------
    Total current assets                     2,000          326,000
Property, plant and equipment - net              -       14,406,000
Other non-current assets                         -           12,000
                                     -------------  ---------------
      Total assets                   $       2,000  $    14,744,000
                                     =============  ===============

   The accompanying notes and accountants' report are an integral part of these statements.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                        LIABILITIES AND PARTNERS' CAPITAL


                                                                   September 30,
                                                   December 31,        2004
                                                       2003         (Unaudited)
                                                   -------------  ---------------
Current Liabilities
    Due to affiliates                              $       1,000  $         2,000
    Accounts payable                                           -           21,000
    Accrued liabilities                                        -           89,000
                                                   -------------  ---------------
      Total current liabilities                            1,000          112,000
Commitments and contingencies                                  -                -
Partners' capital                                          1,000       14,632,000
                                                   -------------  ---------------
          Total liabilities and partners' capital  $       2,000  $    14,744,000
                                                   =============  ===============

    The accompanying notes and accountants' report are an integral part of these statements.

                               RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (UNAUDITED)


                                                     Three Months Ended               Nine Months Ended
                                               ------------------------------  ------------------------------
                                               September 30,   September 30,   September 30,   September 30,
                                                    2003            2004            2003            2004
                                               --------------  --------------  --------------  --------------
Revenues                                       $            -  $            -  $            -  $            -
Cost of goods sold                                          -               -               -               -
                                               --------------  --------------  --------------  --------------
    Gross profit                                            -               -               -               -
Selling, general and administrative expenses                -               -               -               -
                                               --------------  --------------  --------------  --------------

      Operating income                                      -               -               -               -

Other income (expense)                                      -               -               -               -
                                               --------------  --------------  --------------  --------------

        Net income                             $            -  $            -  $            -  $            -
                                               ==============  ==============  ==============  ==============

Allocation of net income:
  General partners' interest in net income                  -               -               -               -
  Limited partners' interest in net income                  -               -               -               -
Net income per common unit                     $            -  $            -  $            -  $            -
                                               ==============  ==============  ==============  ==============
Weighted average common units outstanding                   -       1,910,656               -       1,910,656
                                               ==============  ==============  ==============  ==============


           The accompanying notes and accountants' report are an integral part of these statements.


                          RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (UNAUDITED)


                                                                          Nine Months Ended
                                                                    ------------------------------
                                                                    September 30,   September 30,
                                                                         2003            2004
                                                                    --------------  --------------
Cash flows from operating activities:
Net income                                                          $            -  $            -
Adjustments to reconcile net income to net cash (used in) provided
  by operating activities:                                                       -               -

Changes in current assets and liabilities:
    Due to affiliates                                                        1,000               -
                                                                    --------------  --------------
      Net cash provided by operating activities                              1,000               -
                                                                    --------------  --------------
Cash flows from investing activities                                             -               -
                                                                    --------------  --------------

Cash flows from financing activities:
    Partners' capital                                                        1,000               -
                                                                    --------------  --------------
      Net cash  provided by financing activities                             1,000               -
                                                                    --------------  --------------
          Net increase in cash                                               2,000               -
Cash at beginning of period                                                      -           2,000
Cash received from Spin-Off                                                      -           8,000
                                                                    --------------  --------------
Cash at end of period                                               $        2,000  $       10,000
                                                                    ==============  ==============

Supplemental disclosures of noncash transactions:
    Assets transferred in connection with the Spin-Off              $            -  $   14,624,000
                                                                    ==============  ==============

     The accompanying notes and accountants' report are an integral part of these statements.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION

Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (Assets) to Rio Vista Operating Partnership L.P.(RVOP) (ii) the transfer of its 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding units. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista.

As a result of the Spin-Off, Rio Vista is engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). Rio Vista owns and operates LPG terminal facilities in Brownsville, Texas (Brownsville Terminal Facility) and in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The primary market for Rio Vista's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Rio Vista's primary customer for LPG is P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from Rio Vista is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico.

All of Rio Vista's operations will be conducted through, and Rio Vista's operating assets will be owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest as provided for in Rio
Vista's partnership agreement (Agreement). The General Partner has sole responsibility for conducting Rio Vista's business and for managing Rio Vista's operations in accordance with the Agreement. The General Partner will not receive any management fee or other compensation in connection with its management of Rio Vista's business, but will be entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista's behalf.

Rio Vista will purchase LPG from Penn Octane under a long-term supply agreement (LPG Supply Agreement). The purchase price of the LPG from Penn Octane will be determined based on the cost of LPG under Penn Octane's LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

Historically, Penn Octane has sold LPG primarily to PMI. Penn Octane has a long-term lease agreement for approximately 132 miles of pipeline (Leased
Pipeline) which connects ExxonMobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista's Brownsville Terminal Facility. In addition, Penn Octane has access to a twelve-inch pipeline which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (ECCPL) as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with Penn Octane's lease agreement for the Leased Pipeline, Penn Octane may access up to 21,000,000 gallons of storage located in Markham, Texas (Markham Storage), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane's current long term supply agreements in effect as of July 31, 2004 with its suppliers in southeast Texas require Penn Octane to purchase minimum quantities of LPG totaling up to 22,100,000 gallons of LPG per month.

BASIS  OF  PRESENTATION
-----------------------

The accompanying consolidated financial statements include Rio Vista and its United States subsidiaries including RVOP, Rio Vista Operating GP LLC and Penn Octane International, L.L.C., and its Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex) and Termatsal, S. de R.L. de C.V. (Termatsal) and its consolidated affiliate, Tergas, S.A. de C.V. (Tergas). All significant intercompany accounts and transactions are eliminated.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION  - CONTINUED

BASIS  OF  PRESENTATION  -  CONTINUED
-----------------------

The unaudited consolidated balance sheet as of September 30, 2004 and the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2003 and 2004 and unaudited consolidated statements of cash flows for the nine months ended September 30, 2003 and 2004 have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of September 30, 2004, the unaudited consolidated results of operations for the three months and nine months ended September 30, 2003 and 2004 and the unaudited consolidated cash flows for the nine months ended September 30, 2003 and 2004. Rio Vista was inactive until September 30, 2004, the date of the Spin-Off and operations did not commence until October 1, 2004. Accordingly, there are no results of operations during the three months and nine months ended September 30, 2004 and 2003.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the December 31, 2003 and June 30, 2004 consolidated financial statements and notes thereto included in Rio Vista's Report on Form 10 filed with the Securities and Exchange Commission on September 16, 2004.

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements and which will be applied in the preparation of future consolidated financial statements are as follows.

     1.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

     2.   PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment are recorded at historical cost. After being placed into service, assets are depreciated and amortized using the straight-line method over their estimated useful lives as follows:

     LPG  terminals,  building  and leasehold improvements (a)     8 to 19 years
     Automobiles                                                   3-5  years
     Furniture,  fixtures  and  equipment                          3-5  years
     Pipelines                                                     30  years

     (a) Brownsville Terminal related assets are depreciated over their estimated useful lives, not to exceed the term of the Pipeline Lease.

     Maintenance  and  repair  costs  are  charged  to  expense  as  incurred.

     In August 2001 Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". SFAS 144 requires Rio Vista to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     2.   PROPERTY,  PLANT  AND  EQUIPMENT  -  CONTINUED

     carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations.

     3.   INCOME TAXES

     Rio Vista is a public limited partnership and is not subject to Federal or state income taxes.

     The foreign subsidiaries are taxed on their income directly by the Mexican Government. The income/loss of such foreign subsidiaries is included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner Units will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican Government.

     4.   INCOME  (LOSS)  PER  COMMON  UNIT

     Income (loss) per common unit is computed on the weighted average number of common units outstanding in accordance with SFAS 128, "Earnings Per Share". During periods in which Rio Vista incurs losses, giving effect to common unit equivalents is not presented as it would be antidilutive.

     5.   CASH  EQUIVALENTS

     For purposes of the cash flow statement, Rio Vista considers cash in banks and securities purchased with a maturity of three months or less to be cash equivalents.

     6.   USE  OF  ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires Rio Vista to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     7.   FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of Rio Vista. The carrying amounts of cash and cash equivalents, current receivables and payables approximate fair value because of the short-term nature of these instruments.

     8.   UNIT-BASED  COMPENSATION

     SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation" and "Accounting for Stock-Based Compensation-Transition and Disclosure", establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.

     Under the guidance provided by SFAS 123, Rio Vista has elected to continue to account for employee unit-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) 25, "Accounting for Stock Issued to Employees", and related Interpretations.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     9.   REVENUE  RECOGNITION  ON  SALES  OF  LPG

     Revenues  are  recorded  based  on  the  following  criteria:

     (1) Persuasive evidence of an arrangement exists and the price is determined
     (2)  Delivery  has  occurred
     (3)  Collectibility  is  reasonably  assured

     Any amounts collected from customers for which the delivery has not occurred are recorded as an obligation to deliver LPG in the consolidated balance sheet. Losses, if any, resulting from inventory imbalances from such sales are recognized currently, and gains, if any, are recognized at final delivery.

     10.  FOREIGN  CURRENCY  TRANSLATION

     Rio Vista follows FASB No. 52 "Foreign Currency Translation" in consolidation of the Rio Vista's Mexican subsidiaries, whose functional currency is the US dollar. Non monetary balance sheet items and related revenue and expense are remeasured using historical rates. Monetary balance sheet items and related revenue and expense are remeasured using exchange rates in effect at the balance sheet dates.

     11.  FINANCIAL  INSTRUMENTS

     Rio Vista has adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or partner's capital (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designed after June 30, 2003. At December 31, 2003 and September 30, 2004 Rio Vista had no derivative financial instruments.

     12.  NON-EMPLOYEE  UNIT-BASED  COMPENSATION

     Rio Vista may issue warrants to purchase common units to non-employees for goods and services and to acquire or extend debt. Rio Vista applies the provisions of SFAS 123 and APB 14 to account for such transactions. SFAS 123 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the warrants is used to account for such transactions.

     13.  TRADE  ACCOUNTS  RECEIVABLE  AND  ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

     Trade accounts receivable are accounted for at fair value. Trade accounts receivable do not bear interest and are short-term in nature. An allowance for doubtful accounts for trade accounts receivable is established when the fair value is less than the carrying value. Trade accounts receivable are charged to the allowance when it is determined that collection is remote.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     14.  CONSOLIDATION  OF  VARIABLE  INTEREST  ENTITIES

     During 2004, Rio Vista adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Entities" (FIN 46), which was amended by FIN 46R. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities (VIE) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. FIN 46R requires the beneficiary of a VIE to consolidate in its financial statements the assets, liabilities and results of operations of the VIE. Tergas, an affiliate of Rio Vista, is a VIE and therefore, its assets, liabilities and results of operations have been included in the accompanying consolidated financial statements of Rio Vista.

     15.  GUARANTEES

     In November 2002, the Financial Accounting Standards board issued Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires guarantors to disclose certain information about guarantees of indebtedness of others. In addition, under certain circumstances, those guarantees may result in such debts being recorded in the guarantor's financial statements.


NOTE  C  -  SPIN-OFF

     During September 2003, Penn Octane's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and Rio Vista filed a Form 10 registration statement with the Securities and Exchange Commission. On September 30, 2004 all of Penn Octane's limited partnership interest in Rio Vista was distributed to Penn Octane's stockholders. Each stockholder of Penn Octane on September 30, 2004, received one common unit of the limited partnership interest of Rio Vista for every eight shares of Penn Octane's common stock owned.

     As a result of the Spin-Off, Rio Vista owns and operates the LPG, distribution, transportation and marketing business previously conducted by Penn Octane. All of the Assets transferred to Rio Vista in connection with the Spin-Off have been transferred at historical costs and related accumulated depreciation of Penn Octane at the date of the Spin-Off. Rio Vista began selling LPG directly to PMI upon the completion of the Spin-Off and at that time also began purchasing LPG from Penn Octane under the LPG Supply Agreement.

     Penn Octane has control of Rio Vista by virtue of its ownership, management and related voting control through the ownership and voting control of the General Partner. Therefore, Rio Vista is accounted for as a subsidiary of Penn Octane for financial accounting purposes and will continue to be consolidated by Penn Octane after the Spin-Off.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consists  of  the  following:

                                                        December 31,    September 30,
                                                            2003            2004
                                                        -------------  ---------------
     Brownsville Terminal Facility
       Building                                         $           -  $      173,000
       Terminal facilities                                          -       3,631,000
       Tank Farm                                                    -         374,000
       Leasehold improvements                                       -         303,000
       Equipment                                                    -         226,000
       Truck                                                        -          26,000
                                                        -------------  ---------------
                                                                    -       4,733,000
                                                        -------------  ---------------
     US - Mexico Pipelines and Matamoros Terminal
     Facility:  (a)

     U.S. Pipelines and Rights of Way                               -       6,775,000
     Mexico Pipelines and Rights of Way                             -         993,000
     Matamoros Terminal Facility                                    -       5,876,000
     Land                                                           -         856,000
                                                        -------------  ---------------
                                                                    -      14,500,000
                                                        -------------  ---------------
         Total                                                      -      19,233,000
                                                        -------------  ---------------


     Less:  accumulated depreciation and amortization               -  (    4,827,000)
                                                        -------------  ---------------

                                                        $           -  $   14,406,000
                                                        =============  ===============

     (a) Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.

Property,  plant  and  equipment,  net  of  accumulated  depreciation,  includes
$5,820,000  of  costs  located  in  Mexico  at  September  30,  2004.


NOTE  E  -  INVENTORIES

     Inventories  consist  of  the  following:

                                           December 31, 2003    September 30, 2004
                                          -------------------  --------------------
                                          Gallons     Cost      Gallons     Cost
                                          --------  ---------  ---------  ---------
     LPG:
       Brownsville Terminal Facility and
         Matamoros Terminal Facility             -  $       -    239,000  $ 195,000
                                          ========  =========  =========  =========

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  F  -  PARTNERS'  CAPITAL

     COMMON  UNITS
     -------------

     In connection with the Spin-Off, Rio Vista issued 1,910,656 common units to the holders of Penn Octane common stock as of September 30, 2004.

     The common units represent limited partner interests in Rio Vista. The holders of common units are entitled to participate in Rio Vista's distributions and exercise the rights or privileges available to limited partners under the Agreement. The holders of common units have only limited voting rights on matters affecting Rio Vista. Holders of common units have no right to elect the General Partner or its managers on an annual or other continuing basis. Penn Octane elects the managers of the General Partner. Although the General Partner has a fiduciary duty to manage Rio Vista in a manner beneficial to Rio Vista and its unitholders, the managers of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Penn Octane and its stockholders. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding common units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes.

     In addition, the Agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista's operations, as well as other provisions limiting the holders of common units ability to influence the manner or direction of management.

     GENERAL  PARTNER  UNITS
     -----------------------

     The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane.

     The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.

     OPTIONS  AND  WARRANTS
     ----------------------

     Rio Vista has no U.S. employees and is managed by its General Partner. Rio Vista applies APB 25 for warrants granted to employees and managers of the General Partner and SFAS 123 for warrants issued to acquire goods and services from non-employees.

     GENERAL  PARTNER  OPTIONS

     Penn Octane's 100% general partnership interest in the General Partner is expected to be decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital) an affiliate of Richard Shore, Jr., President of Penn Octane and Jerome B. Richter, Chief Executive Officer of Penn Octane, of options to each acquire 25% of the General Partner (General Partner Options). Mr. Shore and Mr. Richter are each members of the board of directors of Penn Octane and the board of managers of the General Partner. It is anticipated that Mr. Richter and Shore Capital will exercise their General Partner Options in the near future. The exercise price for each option is approximately $82,000. Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  F  -  PARTNERS'  CAPITAL  -  CONTINUED

     COMMON  UNIT  WARRANTS

     Holders of unexercised warrants of Penn Octane as of the date of the Spin-Off received new warrants to purchase common units of Rio Vista to reflect the transfer of assets from Penn Octane into Rio Vista. As of the date of the Spin-Off, Penn Octane had 2,542,500 warrants to purchase common stock outstanding. The number of Rio Vista warrants given to the holders of Penn Octane warrants as of the date of the Spin-Off was 317,813, determined by dividing the existing number of warrants of Penn Octane by eight. The exercise price of the Rio Vista warrants was determined by multiplying the original exercise price of the existing Penn Octane warrants by 5.05. The expiration date of the Rio Vista warrants is the same as the existing Penn Octane warrants.

     In connection with Mr. Shore's employment agreement with Penn Octane, Shore Capital received warrants to acquire 97,415 common units of Rio Vista at $8.47 per unit. On October 1, 2004 Rio Vista recorded approximately $350,000 of compensation cost related to these warrants. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

     During January 2004, in connection with $1,805,000 of debt obligations of Penn Octane, Penn Octane agreed to issue 55,125 warrants to purchase Rio Vista common units and an additional 3,054 warrants in Rio Vista for each $100,000 of debt obligations outstanding at December 15, 2004 (Rio Vista Warrants). The Rio Vista Warrants will expire three years from the date of the Spin-Off and the exercise price will be determined based on a formula whereby the annualization of the first quarterly distribution will represent a 20% yield to the exercise price.

     DISTRIBUTIONS  OF  AVAILABLE  CASH
     ----------------------------------

     All unitholders, including the General Partner, have the right to receive distributions of "available cash" as defined in the Agreement from Rio Vista in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed (see note G).

     Cash distributions from Rio Vista will be shared by the holders of the common units and the General Partner Units as described in the Agreement based on a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the common units as annual cash distributions exceed certain milestones.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES

     CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

     Rio Vista's LPG purchases are financed entirely by Penn Octane through its credit facility with RZB Finance, LLC (RZB).

     As of September 30, 2004, Penn Octane had a $15,000,000 credit facility (see below) with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane's purchases of LPG and gasoline and diesel fuel (Fuel Products) in connection with Penn Octane's fuel sales business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane's obligations with respect to the RZB Credit Facility. In connection with Rio Vista's guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which Rio Vista's Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio
     Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane's purchase of LPG under the RZB Credit Facility.

     Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (4.5% at September 30, 2004) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. The General Partner's Chairman has personally guaranteed all of Penn Octane's and Rio Vista's payment obligations with respect to the RZB Credit Facility.

     Effective November 12, 2004 the RZB Credit Facility was increased to $20,000,000.

     Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $9,000,000 ($10,000,000 effective November 12, 2004).

     Under the terms of the RZB Credit Facility, all cash from Rio Vista's LPG sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Accordingly, Rio Vista only receives net proceeds from the restricted cash account when the amounts of collateral provided by Penn Octane and Rio Vista exceed all liabilities under outstanding letters of credit issued on behalf of Penn Octane, at the sole discretion of RZB. Historically RZB has not unduly withheld net proceeds from Penn Octane and Rio Vista does not expect that RZB will unduly withhold net proceeds from Rio Vista. Upon the release of Rio Vista's net proceeds from Rio Vista's restricted cash account, Rio Vista will then be required to pay any remaining amounts due Penn Octane, if any, for the supply of LPG and other allocated or direct expenses.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     TAX  OBLIGATIONS  OF  PENN  OCTANE  RESULTING  FROM  THE  SPIN-OFF

     Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2,500,000. Penn Octane does not believe that it has a federal income tax in connection with the Spin-Off in excess of $2,500,000. However, the Internal Revenue Service (IRS) may review Penn Octane's federal income tax returns and challenge positions that it may take with respect to the Spin-Off.

     PARTNERSHIP  TAX  TREATMENT

     Rio Vista is not a taxable entity (see below) and incurs no federal income tax liability. Instead, each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted basis in Rio Vista.

     Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of "qualifying income" (Qualifying Income Exception). For purposes of this exception, "qualifying income" includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of "qualifying income" include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a "dealer" in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes "qualifying income".

     No ruling has been or will be sought from the IRS and the IRS has made no determination as to Rio Vista's classification as a partnership for federal income tax purposes or whether Rio Vista's operations generate a minimum of 90% of "qualifying income" under Section 7704 of the Code.

     If Rio Vista were classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Rio Vista's items of income, gain, loss and deduction would be reflected only on Rio Vista's tax return rather than being passed through to Rio Vista's unitholders, and Rio Vista's net income would be taxed at corporate rates.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     PARTNERSHIP  TAX  TREATMENT  -  CONTINUED

     If Rio Vista were treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista's ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista's common units.

     Current law may change so as to cause Rio Vista to be taxable as a corporation for federal income tax purposes or otherwise subject Rio Vista to entity-level taxation. The Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject Rio Vista to taxation as a corporation or otherwise subjects Rio Vista to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on Rio Vista.

     OTHER

     Rio Vista is a newly-created entity and is not currently a party to any litigation. Pursuant to the Omnibus Agreement, Penn Octane has agreed to indemnify Rio Vista for claims related to the Assets arising from events or conditions occurring or existing before completion of the Spin-Off.

     LONG-TERM  DEBT

     Long-term debt of Penn Octane guaranteed by Rio Vista and on which certain of its assets are pledged totaled $1,805,000 at July 31, 2004. This debt is due on December 15, 2005. Interest is payable quarterly at a rate of 16.5% per annum.

     GUARANTEES  AND  ASSETS  PLEDGED  ON  CERTAIN  OF PENN OCTANE'S OBLIGATIONS

     The dollar amounts of Penn Octane's obligations for which Rio Vista guarantees and/or for which Rio Vista's asset are pledged total $11,927,000 at July 31, 2004 based on Penn Octane's most recently filed Form 10-K and were as follows:

          LPG  and  fuel  products  trade  payables                 $  7,433,000
          Long-term  debt                                           $  1,805,000
          Lines  of  credit                                         $  2,689,000

     Current assets of Penn Octane pledged in favor of Penn Octane's credit facility total $13,700,000 at July 31, 2004 and were as follows:

          Accounts  receivable                                      $  6,207,000
          Restricted  cash                                          $  5,860,000
          Inventory ($195,000 relates to the transferred Assets)    $  1,633,000

     Rio Vista's property, plant and equipment and inventory, with a net book value at September 30, 2004 of approximately $14,600,000 are pledged to Penn Octane's creditors.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     CONCENTRATIONS  OF  CREDIT  RISK

     Financial instruments that potentially subject Rio Vista to credit risk include cash balances at banks which at times exceed the federal deposit insurance.


NOTE  H  -  CONTRACTS

     LPG  SALES  TO  PMI

     For the months of October 2004 and November 2004, Rio Vista and PMI entered into a monthly agreements for the minimum sale of 11,050,000 gallons of LPG. Prior to the Spin-Off, during the period April 1, 2004 through September 30, 2004, Penn Octane entered into monthly agreements for the minimum sale of 11,050,000 gallons - 13,000,000 gallons of LPG.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from Penn Octane prior to the Spin-Off and from Rio Vista, subsequent thereto, for distribution by truck in Mexico. Rio Vista will continue to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     LPG  SUPPLY  AGREEMENT

     Under the LPG Supply Agreement, Penn Octane will supply all of Rio Vista's LPG requirements in connection with its LPG sales obligations to PMI. The purchases will be at fluctuating prices. The purchase price of the LPG from Penn Octane will be determined based on the cost of LPG under Penn Octane's LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. Rio Vista expects the aggregate costs per gallon to purchase LPG (less any applicable adjustments) to be below the aggregate sales prices per gallon of LPG sold to PMI. Based on Penn Octane's existing LPG supply agreements, Penn Octane can sell to Rio Vista up to 22,100,000 gallons of LPG per month. The Leased Pipeline's capacity is estimated to be between 25,000,000 and 30,000,000 gallons per month.

NOTE I - RELATED PARTY TRANSACTIONS

     The General Partner has a legal duty to manage Rio Vista in a manner beneficial to Rio Vista's unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a "fiduciary" duty. Because the General Partner is owned by Penn Octane, subject to the options of Shore Capital and Mr. Richter to each acquire up to 25% of the limited liability company interests of the General Partner, Penn Octane's officers and managers of the General Partner also have fiduciary duties to manage the business of the General Partner in a manner beneficial to Penn Octane and its stockholders.

     The Agreement limits the liability and reduces the fiduciary duties of the General Partner to the unitholders. The Agreement also restricts the remedies available to unitholders for actions that might otherwise constitute breaches of the General Partner's fiduciary duty.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

     INTERCOMPANY  PURCHASE  AGREEMENT  FOR  LPG

     Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista's customers would not require the use of any of the assets Penn Octane contributed to Rio Vista or Penn Octane ceases to have the right to access the Seadrift pipeline.

     OMNIBUS  AGREEMENT

     In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista and its subsidiaries that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Penn Octane.

     The Omnibus Agreement prohibits Rio Vista from entering into any material agreement with Penn Octane without the prior approval of the conflicts committee of the board of managers of the General Partner. For purposes of the Omnibus Agreement, the term material agreements means any agreement between Rio Vista and Penn Octane that requires aggregate annual payments in excess of $100,000.

     The Omnibus Agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the conflicts committee of the General Partner if such amendment would adversely affect the unitholders of Rio Vista. The Omnibus Agreement has an initial term of five years that automatically renews for successive five-year terms and, other than the indemnification provisions, will terminate if Rio Vista is no longer an affiliate of Penn Octane.


NOTE  J  -  MEXICAN  OPERATIONS

     Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. Rio Vista's consolidated Mexican affiliate, Tergas, S.A. de C.V. (Tergas), has been granted the permit to operate the Matamoros Terminal Facility and Rio Vista relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Rio Vista pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     Through Rio Vista's operations in Mexico and the operations of the Mexican subsidiaries and Tergas, a consolidated affiliate, Rio Vista is subject to the tax laws of Mexico which, among other things, require that Rio Vista comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign entities, including dividends and interest payments may be subject to Mexican withholding taxes.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  J  -  MEXICAN  OPERATIONS  -  CONTINUED

     During July 2003, Penn Octane acquired an option to purchase Tergas, which is 95% owned by Vicente Soriano, an employee of Penn Octane, and the remaining balance owned by Abelardo Mier, a consultant of Penn Octane, for a nominal price of approximately $5,000.

NOTE  K  -  REALIZATION  OF  ASSETS

     The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista is dependent on Penn Octane's ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista's only source of revenue is from sales of LPG to PMI and it operates under month to month sales agreements with PMI. Since April 1, 2004, through the date of the Spin-Off, Penn Octane had also been operating under month to month sales agreements with PMI. The monthly volumes of LPG sold by Penn Octane to PMI since April 1, 2004 has been materially less than historical levels.

     Rio Vista has guaranteed certain of Penn Octane's obligations. Substantially all of Rio Vista's and Penn Octane's assets are pledged or committed to be pledged as collateral on $1,805,000 of Penn Octane's existing debt and the RZB Credit Facility, and therefore, both Rio Vista and Penn Octane maybe unable to obtain additional financing collateralized by those assets. Penn Octane's Report of Independent Certified Public Accountants on the consolidated financial statements of Penn Octane at July 31, 2004 contains an explanatory paragraph which describes an uncertainty about Penn Octane's ability to continue as a going concern. In addition, Penn Octane's ability to obtain cash from operations or additional debt or equity financing may be limited which could subject the Rio Vista's assets to foreclosure by Penn Octane's creditors.

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of Penn Octane to continue as a going concern and continued sales of LPG to PMI at acceptable volumes and margins to provide sufficient cash flow to pay Rio Vista's expenses and guarantees of Penn Octane's obligations assuming Penn Octane's inability to pay such obligations. The consolidated balance sheet does not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.

     To provide Rio Vista with the ability it believes necessary to continue in existence, management is negotiating with PMI to increase LPG sales at acceptable monthly volumes and margins. In addition, management is taking steps to diversify Rio Vista's operations to reduce dependency on sales of LPG.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Rio Vista's liquidity and capital resources should be read in conjunction with the consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 2004) refer to Rio Vista's fiscal year ending December 31.

FORWARD-LOOKING  STATEMENTS

     The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or "anticipates" or by discussions of strategy that inherently involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility, other upgrades to Rio Vista's facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, guarantees, cash distributions, Qualified Income, Penn Octane, the Spin-Off and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed in Rio Vista's Form 10 filed with the Securities and Exchange Commission, as well as those discussed elsewhere in this Quarterly Report. These factors may not include all material risks facing Rio Vista.

OVERVIEW

     Rio Vista Energy Partners L.P. ("Rio Vista"), a Delaware limited partnership, was formed by Penn Octane Corporation ("Penn Octane") on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (the "Assets") to Rio Vista Operating Partnership L.P. ("RVOP") (ii) the transfer of its 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests in Rio Vista to its common stockholders (the "Spin-Off"), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding units. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (the "General Partner"), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista.

     As a result of the Spin-Off, Rio Vista is engaged in the purchase, transportation and sale of liquefied petroleum gas ("LPG"). Rio Vista owns and operates terminal facilities in Brownsville, Texas (the "Brownsville Terminal Facility") and in Matamoros, Tamaulipas, Mexico (the "Matamoros
Terminal Facility") and approximately 23 miles of pipelines (the "US - Mexico Pipelines") which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The primary market for Rio Vista's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas.

     Rio Vista believes it has a competitive advantage in the supply of LPG for the northeastern region of Mexico because of Rio Vista's pipeline and terminal facilities and its long term LPG supply agreement with Penn Octane which allow Rio Vista to bring supplies of LPG close to consumers of LPG in major cities in that region. Rio Vista's primary customer for LPG is P.M.I. Trading Limited ("PMI"). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from Rio Vista is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico.

     All of Rio Vista's operations will be conducted through, and Rio Vista's operating assets will be owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest as provided for in Rio
Vista's partnership agreement (the "Agreement"). The General Partner has sole responsibility for conducting Rio Vista's business and for managing Rio Vista's operations in accordance with the Agreement. The General Partner will not receive any management fee or other compensation in connection with its management of Rio Vista's business, but will be entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista's behalf.

     Rio Vista will purchase LPG from Penn Octane under a long-term supply agreement (the "LPG Supply Agreement"). The purchase price of the LPG from Penn Octane will be determined based on the cost of LPG under Penn Octane's LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

     Rio Vista provides products and services through a combination of fixed-margin and fixed-price contracts. Costs included in cost of goods sold, other than the purchase price of LPG, may affect actual profits from sales, including costs relating to transportation, storage, leases and maintenance.

     Historically, Penn Octane has sold LPG primarily to PMI. Penn Octane has a long-term lease agreement for approximately 132 miles of pipeline (the "Leased Pipeline") which connects ExxonMobil Corporation's ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista's Brownsville Terminal Facility. In addition, Penn Octane has access to a twelve-inch pipeline which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (the "ECCPL"), as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with Penn Octane's lease agreement for the Leased Pipeline, Penn Octane may access up to
21.0 million gallons of storage located in Markham, Texas (the "Markham Storage"), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane's current long term supply agreements in effect as of July 31, 2004 with its suppliers in southeast Texas require Penn
Octane to purchase minimum quantities of LPG totaling up to 22.1 million gallons of LPG per month.


LPG  SALES

     As of September 30, 2004, Rio Vista had not commenced operations. Beginning October 1, 2004, Rio Vista began selling LPG to PMI under a monthly sales agreement. The monthly sales agreements provides for minimum LPG volumes of approximately 11.1 million gallons in October and November 2004. The following table shows Penn Octane's historical volumes sold to PMI in gallons and average sales price for its fiscal years ended July 31, 2003 and 2004.

                                           2003    2004
                                          ------  ------
Volume Sold

    LPG (millions of gallons) - PMI        211.1   197.9

Average sales price

    LPG (per gallon) - PMI                $ 0.63  $ 0.72

     RECENT TRENDS. Since April 2004, PMI had contracted with Penn Octane and Rio Vista for volumes which were significantly lower than amounts purchased by PMI from Penn Octane in similar periods during previous years. See Liquidity and Capital Resources - Sales to PMI below. Rio Vista believes that the reduction of volume commitments is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista's Mexican terminal facilities. Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX is intending to install two additional cryogenic facilities, with similar capacity, to be operational in early 2006. Rio Vista is not aware of the capacity at which the current cryogenic facilities are being operated.
Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts. Rio Vista still believes that its LPG supplies are competitive with the necessary US imports of LPG by PEMEX and that the LPG volumes which are actually produced from the Burgos Basin would not eliminate the need for US LPG imports by PEMEX and that LPG volumes produced from the Burgos Basin would be more economically suited for distribution to points further south in Mexico rather than Rio Vista's strategic zone.

     During June 2004, Valero L.P., a U.S. limited partnership ("Valero") began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines which connect directly to Valero Energy Corporation's Corpus Christi, Texas and Three Rivers, Texas refineries. Valero has contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. Valero has also indicated that it intends to increase capacity of its Nuevo Laredo terminal to 10.1 million gallons per month. Rio Vista believes that if Valero intends to maximize capacity of these facilities, then it would be required to obtain additional LPG supplies from major LPG hubs located in Corpus Christi and Mont Belvieu, Texas. Accordingly, Rio Vista believes that any additional supplies over amounts currently available to the Mexican market through Valero's system could be more expensive than Rio Vista's currently available supplies and delivery systems.

     During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to Rio Vista's strategic zone. Rio Vista is not aware of any future plans for these facilities.

     During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX's Cadereyta Refinery in Monterey, Mexico to terminal facilities operated by Transmontagne,
Inc.,  in  Brownsville,  Texas.   Transmontagne  is  a  U.S.  corporation.  The
pipeline crosses the US-Mexico border near the proximity of Rio Vista's pipelines. In connection with the construction of the pipeline, PMI was required to obtain an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has warranted that it will not transport LPG through October 15, 2017.

RESULTS  OF  OPERATIONS

     Rio Vista did not commence operations until October 1, 2004 and accordingly did not have any results of operations prior to that period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. Rio Vista commenced operations on October 1, 2004 and only had nominal cash funds at the time of the Spin-Off. Rio Vista pays all of its direct costs and expenses, and Rio Vista will reimburse Penn Octane for cost and expenses paid by Penn Octane on behalf of Rio Vista. As discussed below, Rio Vista's sells LPG to PMI and purchases the LPG from Penn Octane. Rio Vista's LPG Supply Agreement with Penn Octane provides that it will pay Penn Octane for LPG purchased upon receipt of the proceeds from sales to PMI. Rio Vista intends to distribute any "available cash" as defined in the Agreement to its unitholders on a quarterly basis.

     Dependency on Penn Octane. Rio Vista is dependent on Penn Octane's ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. In addition, substantially all of Rio Vista's and Penn Octane's assets are pledged or committed to be pledged as collateral on $1.8 million of Penn Octane's existing debt and the RZB Credit Facility and therefore, both Rio Vista and Penn Octane maybe unable to obtain additional financing collateralized by those assets.

     Guarantees and Assets Pledged on Certain of Penn Octane's Obligations. Rio Vista has agreed to guarantee certain of Penn Octane's obligations to creditors and all of Rio Vista's assets are pledged as collateral for those obligations of Penn Octane to such creditors. In addition, Rio Vista has agreed to indemnify
Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Consequently, Rio Vista may be unable to obtain financing using these pledged assets as collateral and Rio Vista's inability to borrow on these assets may adversely affect Rio Vista's results of operations and ability to make distributions to its unitholders. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under Penn Octane's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

     The  following  is  a  discussion  of  the  guaranteed  obligations:

     RZB  OBLIGATION

     Rio Vista's LPG purchases are financed entirely by Penn Octane through its credit facility with RZB Finance, LLC ("RZB"). As of September 30, 2004, Penn Octane had a $15.0 million credit facility (see below) with RZB for demand loans and standby letters of credit (the "RZB Credit Facility") to finance Penn Octane's purchases of LPG and gasoline and diesel fuel ("Fuel Products") in connection with Penn Octane's fuel sales business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane's obligations with respect to the RZB Credit Facility. In connection with Rio Vista's guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the "District") for the land on which Rio Vista's Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane's purchase of LPG under the RZB Credit Facility.

     Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of
(i)  $500,  (ii)  2.5%  of  the maximum face amount of such letter of credit, or
(iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (4.5% at September 30, 2004) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. The General Partner's Chairman has personally guaranteed all of Penn Octane's and Rio Vista's payment obligations with respect to the RZB Credit Facility.

     Effective November 12, 2004 the RZB Credit Facility was increased to $20.0 million.

     Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $9.0 million ($10.0 million effective November 12, 2004).

     Under the terms of the RZB Credit Facility, all cash from Rio Vista's LPG sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Accordingly, Rio Vista only receives net proceeds from the restricted cash account when the amounts of collateral provided by Penn Octane and Rio Vista exceed all liabilities under outstanding letters of credit issued on behalf of Penn Octane, at the sole discretion of RZB. Historically RZB has not unduly withheld net proceeds from Penn Octane and Rio Vista does not expect that RZB will unduly withhold net proceeds from Rio Vista. Upon the release of Rio Vista's net proceeds from Rio Vista's restricted cash account, Rio Vista will then be required to pay any remaining amounts due Penn Octane, if any, for the supply of LPG and other allocated or direct expenses.

     Penn Octane may need to increase its credit facility for increases in quantities of LPG and fuel products purchased and/or to finance future price increases of LPG and fuel products. Rio Vista relies on Penn Octane's ability to allocate credit limits under the RZB Credit Facility to purchase quantities of LPG. However there can be no assurance that Penn Octane will have available and/or continue to provide sufficient credit limits for Rio Vista's required purchases of LPG.

     LONG-TERM  DEBT

     Long-term debt of Penn Octane guaranteed by Rio Vista and on which certain of its assets are pledged totaled $1.8 million at July 31, 2004. This debt is due on December 15, 2005. Interest is payable quarterly at a rate of 16.5% per annum.

     OBLIGATIONS  AND  ASSETS  PLEDGED

     The dollar amounts of Penn Octane obligations, which Rio Vista is guaranteeing and/or for which Rio Vista's assets are pledged total $11.9 million at July 31, 2004, based on Penn Octane's most recently filed Form 10-K, and were as follows (in millions):
               LPG and fuel products trade payables                     $  7.4
               Long-term Debt                                           $  1.8
               Lines of credit                                          $  2.7

     Current assets of Penn Octane pledged in favor of Penn Octane's credit facility total $13.7 million at July 31, 2004 and were as follows (in millions):
               Accounts receivable                                      $  6.2
               Restricted cash                                          $  5.9
               Inventory ($195,000 relates to the transferred Assets)   $  1.6

     Rio Vista's property, plant, equipment and inventory with a net book value at September 30, 2004 of approximately $14.6 million are pledged to Penn Octane's creditors.

     The following is a summary of Rio Vista's estimated minimum contractual obligations as of September 30, 2004.

                                                    PAYMENTS DUE BY PERIOD
                                                    (AMOUNTS IN MILLIONS)
                                        ----------------------------------------------
                                                Less than    1 - 3    4 - 5    After
    Contractual Obligations             Total     1 Year     Years    Years   5 Years
    -----------------------             ------  ----------  -------  -------  --------

Long-Term Debt Obligations              $    -  $        -  $     -  $     -  $      -
Operating Leases                            .2          .1       .1        -         -
LPG Purchase Obligations                     -           -        -        -         -
Other Long-Term Obligations                  -           -        -        -         -
                                        ------  ----------  -------  -------  --------
    Total Contractual Cash Obligations  $   .2  $       .1  $    .1  $     -  $      -
                                        ======  ==========  =======  =======  ========

The following is a summary of Rio Vista's estimated minimum commercial obligations as of September 30, 2004, based on Penn Octane's most recently filed Form 10-K as of July 31, 2004.

                                             AMOUNT OF COMMITMENT EXPIRATION
                                                        PER PERIOD
                                                  (AMOUNTS IN MILLIONS)
                                  ------------------------------------------------------
    Commercial                    Total Amounts   Less than    1 - 3   4 - 5     Over
      Commitments                   Committed       1 Year     Years   Years    5 Years
      -----------                 --------------  ----------  -------  ------  ---------
Lines of Credit                   $            -  $        -  $     -  $    -  $       -
Standby Letters of Credit                      -           -        -       -          -
Guarantees                                  17.9        16.1      1.8       -          -
Standby Repurchase Obligations               N/A         N/A      N/A     N/A        N/A
Other Commercial Commitments                 N/A         N/A      N/A     N/A        N/A
                                  --------------  ----------  -------  ------  ---------
    Total Commercial Commitments  $         17.9  $     16.1  $   1.8  $    -  $       -
                                  ==============  ==========  =======  ======  =========

     If Penn Octane's cash flow from operations is not adequate to satisfy such payment of liabilities and obligations and/or tax liabilities when due and Rio Vista is unable to satisfy its guarantees and /or tax agreement, Penn Octane and/or Rio Vista may be required to pursue additional debt and/or equity financing. In such event, Penn Octane's and Rio Vista's management do not believe that Penn Octane and/or Rio Vista would be able to obtain such financing from traditional commercial lenders. In addition, there can be no assurance that such additional financing will be available on terms attractive to Penn Octane and/or Rio Vista or at all. If additional financing is available through the sale of Penn Octane's and/or Rio Vista's equity and/or other securities convertible into equity securities through public or private financings, substantial and immediate dilution may occur. There is no assurance that Rio Vista would be able to raise any additional capital if needed. If additional financing cannot be accomplished and Rio Vista is unable to pay its liabilities and obligations when due or to restructure certain of Penn Octane's liabilities and obligations, Rio Vista may suffer material adverse consequences to its business, financial condition and results of operations.

     Income Taxes. Rio Vista has agreed to indemnify Penn Octane for a period of three years from this fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane does not believe that it has a federal income tax in connection with the Spin-Off in excess of $2.5 million. However, the Internal Revenue Service (the "IRS") may review Penn Octane's federal income tax returns and challenge positions that it may take with respect to the Spin-Off.

     Partnership Tax Treatment. Rio Vista is not a taxable entity (see below) and incurs no federal income tax liability. Instead, each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted basis in Rio Vista.

     Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of "qualifying income" (the "Qualifying Income Exception"). For purposes of this exception, "qualifying income" includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of "qualifying income" include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a "dealer" in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes "qualifying income".

     No ruling has been or will be sought from the IRS and the IRS has made no determination as to Rio Vista's classification as a partnership for federal income tax purposes or whether Rio Vista's operations generate a minimum of 90% of "qualifying income" under Section 7704 of the Code.

     If Rio Vista were classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Rio Vista's items of income, gain, loss and deduction would be reflected only on Rio Vista's tax return rather than being passed through to Rio Vista's unitholders, and Rio Vista's net income would be taxed at corporate rates.

     If Rio Vista were treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista's ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista's common units.

     Current law may change so as to cause Rio Vista to be taxable as a corporation for federal income tax purposes or otherwise subject Rio Vista to entity-level taxation. The Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects Rio Vista to taxation as a corporation or otherwise subjects Rio Vista to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on Rio Vista.

     Distributions of Available Cash. All unitholders, including the General Partner, have the right to receive distributions of "available cash" as defined in the Agreement from Rio Vista in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed (see note G to the unaudited consolidated financial statements).

     Cash distributions from Rio Vista will be shared by the holders of the common units and the General Partner Units as described in the Agreement based on a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the common units as annual cash distributions exceed certain milestones.

     Rio Vista's ability to make distributions may be impacted by sales to PMI at acceptable volumes and margins, payments from its guarantees, costs and expenses and the inability to obtain additional financing on its pledged assets. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it intends to lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista's revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and/or Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

     Increased expenses. As a result of the Spin-Off, Rio Vista estimates that operating expenses will increase by approximately $450,000 on an annual basis as a result of additional public company and income tax preparation costs related to Rio Vista.

     Sales to PMI. On March 31, 2004, Penn Octane's sales agreement with PMI (the "Contract") expired. During the months of April 2004 through September 2004, Penn Octane and PMI entered into monthly agreements for the sale of LPG ("Monthly 2004 Contracts"). During the months of October 2004 and November 2004, Rio Vista and PMI entered into Monthly 2004 Contracts. Under the terms of the Monthly 2004 Contracts for April, May and June, the minimum amount of LPG to be purchased per month by PMI was 13.0 million gallons. Under the terms of the Monthly 2004 Contracts for July, August and September, the minimum amount of LPG to be purchased per month by PMI was 11.7 million gallons. Under the terms of the Monthly 2004 Contracts for October and November, the minimum amount of LPG to be purchased per month by PMI is 11.1 million gallons. During the months of April 2004, May 2004, June 2004, July 2004, August 2004, September 2004 and October 2004, the actual amount of LPG purchased by PMI was approximately 13.1 million gallons, 13.4 million gallons, 13.8 million gallons, 12.3 million gallons, 12.4 million gallons, 11.8 million gallons and 10.9 million gallons, respectively.

     Rio Vista continues to negotiate for the extension and/or renewal of the LPG contract with PMI. There is no assurance that the LPG contract with PMI will be extended and/or renewed, and if so, that the terms will be more or less favorable than those of the most recent Monthly 2004 Contracts. Until the terms of a new long-term contract are reached, Rio Vista expects to enter into additional monthly agreements similar to the Monthly 2004 Contracts.

     Rio Vista believes that PMI's reduction of volume commitments for April 2004 through November 2004 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista's Mexican terminal facilities. In the event the volume of LPG sold to PMI by Rio Vista under the month-to-month agreements declines below the current level of approximately 11.0 million gallons, assuming margins remain unchanged, Rio Vista would suffer material adverse consequences to its business, financial condition and results of operations to the extent that Penn Octane is unable to obtain additional favorable price and/or volume concessions from LPG suppliers. Penn Octane is attempting to obtain additional price and/or volume concessions from its LPG suppliers to lower costs. If Penn Octane is unsuccessful in lowering its costs to offset a decline in volumes below 11.0 million gallons per month and/or Rio Vista is forced to accept similar or lower prices for sales to PMI, the results of operations of Rio Vista may be adversely affected. Rio Vista may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from Penn Octane prior to the Spin-Off and from Rio Vista, subsequent thereto, for distribution by truck in Mexico. Rio Vista will continue to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Seasonality. Rio Vista's gross profit will be dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

     LPG Supply Agreements. Under the LPG Supply Agreement, Penn Octane will supply all of Rio Vista's LPG requirements in connection with its LPG sales obligations to PMI. The purchases will be at fluctuating prices. The purchase price of the LPG from Penn Octane will be determined based on the cost of LPG under Penn Octane's LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. Rio Vista expects the aggregate costs per gallon to purchase LPG (less any applicable adjustments) to be below the aggregate sales prices per gallon of LPG sold to PMI. Rio Vista believes that its LPG Supply Agreement with Penn Octane provides it with an advantage over competitors in the supply of LPG to PMI based on Penn Octane's adequate volumes and price provided for in its agreements with its LPG suppliers, and Penn Octane's Leased Pipeline which brings the LPG directly to Rio Vista's Brownsville Terminal Facility from those suppliers. Based on Penn Octane's existing LPG supply agreements, Penn Octane can sell to Rio Vista up to 22.1 million gallons of LPG per month. The Leased Pipeline's capacity is estimated to be between 25 million and 30 million gallons per month.

     Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. Rio Vista's consolidated Mexican affiliate, Tergas, S.A. de C.V. ("Tergas"), has been granted the permit to operate the Matamoros Terminal Facility and Rio Vista relies on Tergas' permit to continue its delivery of LPG at the Matamoros
Terminal Facility. Rio Vista pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     Through Rio Vista's operations in Mexico and the operations of the Mexican subsidiaries and Tergas, a consolidated affiliate, Rio Vista is subject to the tax laws of Mexico which, among other things, require that Rio Vista comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign entities, including dividends and interest payments may be subject to Mexican withholding taxes.

     During July 2003, Penn Octane acquired an option to purchase Tergas, which is 95% owned by Vicente Soriano, an employee of Penn Octane, and the remaining balance owned by Abelardo Mier, a consultant of Penn Octane, for a nominal price of approximately $5,000.

     Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Articulo 27 Constitutional en el Ramo del Petroleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), and Ley Organica del Petroleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petroleos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, the Regulatory Law for LPG was changed to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage and distribution). Rio Vista expects to sell LPG directly to independent Mexican distributors as well as PMI upon Deregulation. Rio Vista anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with Rio Vista.

     During July 2001, the Mexican government announced that it would begin to accept applications from Mexican companies for permits to allow for the importation of LPG pursuant to provisions already provided for under existing Mexican law.

     In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government decided to delay the implementation of Deregulation and asked Tergas to defer use of the permit and as a result, Penn Octane did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed. To date the Mexican government has continued to delay implementation of Deregulation. Tergas' permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government again begins to accept applications. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on Rio Vista. However, should Deregulation occur, it is Rio Vista's intention to sell LPG directly to distributors in Mexico as well as to PMI.

     The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States-Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

     Partners' Capital. Rio Vista's beginning capital was contributed by Penn Octane to Rio Vista's operating partnership in the form of assets consisting primarily of terminal assets located in Brownsville, Texas, and Matamoros, Mexico, as well as the pipelines connecting these terminal facilities. The contribution to Rio Vista was recorded at Penn Octane's historical cost of such assets on the date of the Spin-Off ($14.6 million).

     COMMON  UNITS

     In connection with the Spin-Off, Rio Vista issued 1,910,656 common units to the holders of Penn Octane common stock as of September 30, 2004.

     The common units represent limited partner interests in Rio Vista. The holders of common units are entitled to participate in Rio Vista's distributions and exercise the rights or privileges available to limited partners under the Agreement. The holders of common units have only limited voting rights on matters affecting Rio Vista. Holders of common units have no right to elect the General Partner or its managers on an annual or other continuing basis. Penn Octane elects the managers of the General Partner. Although the General Partner has a fiduciary duty to manage Rio Vista in a manner beneficial to Rio Vista and its unitholders, the managers of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Penn Octane and its stockholders. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding common units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes.

     In addition, the Agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista's operations, as well as other provisions limiting the holders of common units ability to influence the manner or direction of management.

     GENERAL  PARTNER  UNITS

     The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane.

     The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.

     OPTIONS  AND  WARRANTS

     Rio Vista has no U.S. employees and is managed by its General Partner. Rio Vista applies APB 25 for warrants granted to employees and managers of the General Partner and SFAS 123 for warrants issued to acquire goods and services from non-employees.

     GENERAL PARTNER OPTIONS. Penn Octane's 100% general partnership interest in the General Partner is expected to be decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital) an affiliate of Richard Shore, Jr., President of Penn Octane, and Jerome B. Richter, Chief Executive Officer of Penn Octane, of options to each acquire 25% of the General Partner (General Partner Options). Mr. Shore and Mr. Richter are each members of the board of directors of Penn Octane and the board of managers of the General Partner. It is anticipated that Mr. Richter and Shore Capital will exercise their General Partner Options in the near future. The exercise price for each option is approximately $82,000. Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

     COMMON UNIT WARRANTS. Holders of unexercised warrants of Penn Octane as of the date of the Spin-Off received new warrants to purchase common units of Rio Vista to reflect the transfer of assets from Penn Octane into Rio Vista. As of the date of the Spin-Off, Penn Octane had 2,542,500 warrants to purchase common stock outstanding. The number of Rio Vista warrants given to the holders of Penn Octane warrants as of the date of the Spin-Off was 317,813, determined by dividing the existing number of warrants of Penn Octane by eight. The exercise price of the Rio Vista warrants was determined by multiplying the original exercise price of the existing Penn Octane warrants by 5.05. The expiration date of the Rio Vista warrants is the same as the existing Penn Octane warrants.

     In connection with Mr. Shore's employment agreement with Penn Octane, Shore Capital received warrants to acquire 97,415 common units of Rio Vista at $8.47 per unit. On October 1, 2004 Rio Vista recorded approximately $350,000 of compensation cost related to these warrants. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

     During January 2004, in connection with $1.8 million of debt obligations of Penn Octane, Penn Octane agreed to issue 55,125 warrants to purchase Rio Vista common units and an additional 3,054 warrants in Rio Vista for each $100,000 of debt obligations outstanding at December 15, 2004 (Rio Vista Warrants). The Rio Vista Warrants will expire three years from the date of the Spin-Off and the exercise price will be determined based on a formula whereby the annualization of the first quarterly distribution will represent a 20% yield to the exercise price.

     The Spin-Off. During September 2003, Penn Octane's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and Rio Vista filed a Form 10 registration statement with the Securities and Exchange Commission. On September 30, 2004 all of Penn Octane's limited partnership interest in Rio Vista was distributed to Penn Octane's stockholders. Each stockholder of Penn Octane on September 30, 2004, received one common unit of the limited partnership interest of Rio Vista for every eight shares of Penn Octane's common stock owned.

     As a result of the Spin-Off, Rio Vista owns and operates the LPG, distribution, transportation and marketing business previously conducted by Penn Octane. All of the Assets transferred to Rio Vista in connection with the Spin-Off have been transferred at historical costs and related accumulated depreciation of Penn Octane at the date of the Spin-Off. Rio Vista began selling LPG directly to PMI upon the completion of the Spin-Off and at that time also began purchasing LPG from Penn Octane under the LPG Supply Agreement.

     Penn Octane has control of Rio Vista by virtue of its ownership, management, and related voting control through the ownership and voting control of the General Partner. Therefore, Rio Vista is accounted for as a subsidiary of Penn Octane for financial accounting purposes and will continue to be consolidated by Penn Octane after the Spin-Off.

     INTERCOMPANY  PURCHASE  AGREEMENT  FOR  LPG

     Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista's customers would not require the use of any of the assets Penn Octane contributed to Rio Vista or Penn Octane ceases to have the right to access the Seadrift pipeline.

     OMNIBUS  AGREEMENT

     In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista and its subsidiaries that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Penn Octane.

     The Omnibus Agreement prohibits Rio Vista from entering into any material agreement with Penn Octane without the prior approval of the conflicts committee of the board of managers of the General Partner. For purposes of the Omnibus Agreement, the term material agreements means any agreement between Rio Vista and Penn Octane that requires aggregate annual payments in excess of $100,000.

     The Omnibus Agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the conflicts committee of the General Partner if such amendment would adversely affect the unitholders of Rio Vista. The Omnibus Agreement has an initial term of five years that automatically renews for successive five-year terms and, other than the indemnification provisions, will terminate if Rio Vista is no longer an affiliate of Penn Octane.

     TRANSFERRED ASSETS

     The following assets of Penn Octane were transferred to the operating subsidiary of Rio Vista on September 30, 2004:

     Brownsville Terminal Facilities
     US Mexico Pipelines, including various rights of way and land obtained in connection with operation of US Pipelines between Brownsville Terminal Facility and the US Border
     Inventory located in storage tanks and pipelines located in Brownsville
          (and extending to storage and pipelines located in assets held by the Mexican subsidiaries)
     Contracts and Leases (assumed and/or assigned):
          Lease Agreements:
               Port of Brownsville:
                    LPG Terminal Facility
                    Tank  Farm  Lease
          US  State  Department  Permit
          Other  licenses and permits in connection with ownership and operation of the US pipelines between Brownsville and US border Investment in Subsidiaries:
          Penn Octane de Mexico, S. de R.L. de C.V., consisting primarily of a permit to transport LPG from the Mexican Border to the Matamoros Terminal Facility
          Termatsal, S. de R.L. de C.V., consisting primarily of land, LPG terminal facilities, Mexican pipelines and rights of way, and equipment used in the transportation of LPG from the Mexican border to the Matamoros terminal facility and various LPG terminal equipment
          Penn  Octane  International  LLC
     Option to acquire Tergas, S.A. de C.V.

Realization of Assets. The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista is dependent on Penn Octane's ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista's only source of revenue is from sales of LPG to PMI and it operates under month to month sales agreements with PMI. Since April 1, 2004, through the date of the Spin-Off, Penn Octane had also been operating under month to month sales agreements with PMI. The monthly volumes of LPG sold by Penn Octane to PMI since April 1, 2004 has been materially less than historical levels.

Rio Vista has guaranteed certain of Penn Octane's obligations. Substantially all of Rio Vista's and Penn Octane's assets are pledged or committed to be pledged as collateral on $1.8 million of Penn Octane's existing debt and the RZB Credit Facility, and therefore, both Rio Vista and Penn Octane maybe unable to obtain additional financing collateralized by those assets. Penn Octane's Report of Independent Certified Public Accountants on the consolidated financial statements of Penn Octane at July 31, 2004 contains an explanatory paragraph which describes an uncertainty about Penn Octane's ability to continue as a going concern. In addition, Penn Octane's ability to obtain cash from operations or additional debt or equity financing may be limited which could subject the Rio Vista's assets to foreclosure by Penn Octane's creditors.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of Penn Octane to continue as a going concern and continued sales of LPG to PMI at acceptable volumes and margins to provide sufficient cash flow to pay Rio Vista's expenses and guarantees of Penn Octane's obligations assuming Penn Octane's inability to pay such obligations. The consolidated balance sheet does not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.

To provide Rio Vista with the ability it believes necessary to continue in existence, management is negotiating with PMI to increase LPG sales at acceptable monthly volumes and margins. In addition, management is taking steps to diversify Rio Vista's operations to reduce dependency on sales of LPG.

IMPACT OF INFLATION

Inflation in the United States has been relatively low in recent years and did not have a material impact on the consolidated financial statements of Rio Vista. However, inflation remains a factor in the United States economy and could increase Rio Vista's cost to acquire or replace property, plant and equipment as well as our labor and supply costs.

ENVIRONMENTAL MATTERS

Rio Vista's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. Under the omnibus agreement, Penn Octane will indemnify Rio Vista for five years after the completion of the Spin-Off against certain potential environmental liabilities associated with the assets it contributed to Rio Vista relating to events or conditions that existed before the completion of the Spin-Off.

RECENTLY  ISSUED  FINANCIAL  ACCOUNTING  STANDARDS

During 2004, Rio Vista adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Entities" ("FIN 46"), which was amended by FIN 46R. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities ("VIE") that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. FIN 46R requires the beneficiary of a VIE to consolidate in its financial statements the assets, liabilities and results of operations of the VIE. Tergas, an affiliate of Rio Vista, is a VIE and therefore, its assets, liabilities and results of operations have been included in the accompanying consolidated financial statements of Rio Vista.

CRITICAL  ACCOUNTING  POLICIES

The consolidated financial statements of Rio Vista reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to those consolidated financial statements, "Summary of Significant Accounting Policies". Rio Vista believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.

     Revenues recognition - Rio Vista expects in the future to enter into sales agreements to sell LPG for future delivery. Rio Vista will not record sales until the LPG is delivered to the customer.

     Impairment of long-lived assets - The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to assets in future periods. If impairment has occurred, the amount of the impairment loss recognized will be determined by estimating the fair value of the assets and recording a loss if the fair value is less than the carrying value. Assessments of impairment are subject to management's judgments and based on estimates that management is required to make.

     Depreciation and amortization expenses - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization rates are based on management's estimate of the future utilization and useful lives of the assets.

     Stock-based compensation - Rio Vista accounts for stock-based compensation using the provisions of ABP 25 (intrinsic value method), which is permitted by SFAS 123. The difference in net income, if any, between the intrinsic value method and the method provided for by SFAS 123 (fair value method) is required to be disclosed in the financial statements on an annual and interim basis as a result of the issuance of SFAS 148.

     Allowance for doubtful accounts - The carrying value of trade accounts receivable is based on estimated fair value. The determination of fair value is subject to management's judgments and is based on estimates that management is required to make.


STATEMENT BY MANAGEMENT CONCERNING REVIEW OF INTERIM INFORMATION BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

     The unaudited consolidated financial statements included in this filing on Form 10-Q have been reviewed by Burton McCumber & Cortez, L.L.P., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Burton McCumber & Cortez, L.L.P. commenting on their review, accompanies the unaudited consolidated financial statements included in Item 1 of Part I.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     To the extent that Rio Vista maintains quantities of LPG inventory in excess of commitments for quantities of undelivered LPG and/or has commitments for undelivered LPG in excess of inventory balances, Rio Vista is exposed to market risk related to the volatility of LPG prices. In the event that inventory balances exceed commitments for undelivered LPG, during periods of falling LPG prices, Rio Vista may sell excess inventory to customers to reduce the risk of these price fluctuations. In the event that commitments for undelivered LPG exceed inventory balances, Rio Vista may purchase contracts which protect it against future price increases of LPG.

     Rio Vista does not maintain quantities of LPG inventory in excess of quantities actually ordered by PMI. Therefore, Rio Vista has not currently entered into and does not currently expect to enter into any arrangements in the future to mitigate the impact of commodity price risk.

     Rio Vista does not have any debt. Trade accounts receivable from PMI and Rio Vista's trade and other accounts payable do not bear interest. Penn Octane's credit facility with RZB for which Rio Vista is responsible for some of the costs does not bear interest since generally no cash advances are made to Rio Vista or Penn Octane by RZB. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in Penn Octane's agreement with RZB. Therefore, Rio Vista currently has limited, if any, interest rate risk.

     Rio Vista routinely converts U.S. dollars into Mexican pesos to pay terminal operating costs and income taxes. Such costs are expected to be less than $1 million per year and Rio Vista expects such costs will remain at less than $1 million in any year. Rio Vista does not maintain Mexican peso bank accounts with other than nominal balances. Therefore, Rio Vista has limited, if any, risk related to foreign currency exchange rates.

ITEM  4.  CONTROLS  AND  PROCEDURES.

     The General Partner's management, including the principal executive officer and principal financial officer, conducted an evaluation of Rio Vista's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period. Based on their evaluation, Penn Octane's principal executive officer and principal accounting officer concluded that Rio Vista's disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in Rio Vista's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART  II

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          See note F to the accompanying unaudited consolidated financial statements, for information concerning certain sales of securities.

          The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve any public offering of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          The following persons were elected to the following offices of the general partner effective September 30, 2004:

                 Name                                     Office
          ------------------  ----------------------------------------------------------------
          Jerome B. Richter   Chairman of the Board
          Richard Shore, Jr.  Chief Executive Officer and President
          Charles Handly      Chief Operating Officer and Executive Vice President
          Ian T. Bothwell     Vice President, Chief Financial Officer, Treasurer and Assistant
                                Secretary
          Jerry L. Lockett    Vice President and Secretary

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          a.   Exhibits.

          THE  FOLLOWING  EXHIBITS  ARE  FILED  AS  PART  OF  THIS  REPORT:

Exhibit No.
-----------

       2.1*  Distribution Agreement dated September 16, 2004 by and among Penn Octane
             Corporation, Rio Vista Energy Partners L.P. and Subsidiaries.

       3.1*  Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed July 10, 2003

       3.2*  First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners
             L.P. dated September 16, 2004

       3.3*  Certificate of Limited Partnership of Rio Vista Operating Partnership L.P.

       3.4*  First Amended and Restated Limited Partnership Agreement of Rio Vista Operating
             Partnership L.P. dated September 16, 2004

       3.5*  Certificate of Formation of Rio Vista GP LLC


       3.6*  Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement dated as of September 16, 2004

       3.7*  Certificate of Formation of Rio Vista Operating GP LLC filed July 10, 2003

       3.8*  Limited Liability Company Agreement of Rio Vista Operating GP LLC dated July 10,
             2003

        3.9  Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed
             September 17, 2003

       3.10  Amendment to Certificate of Limited Partnership of Rio Vista Operating Partnership
             L.P.

       4.1*  Specimen Unit Certificate for Common Units (contained in Exhibit 3.2)

      10.1*  Contribution, Conveyance and Assumption Agreement entered into as of September 16,
             2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy
             Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P.

      10.2*  Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane
             Corporation, Rio Vista GP LLC , Rio Vista Energy Partners, L.P. and Rio Vista Operating
             Partnership L.P.

      10.3*  Purchase Contract made and entered into effective as of October 1, 2004 by and between
             Penn Octane Corporation and Rio Vista Operating Partnership L.P.

      10.4*  Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC

      10.5*  Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter

      10.6*  Rio Vista Energy Partners L.P. Unit option Agreement dated July 10, 2003 granted to
             Shore Capital LLC.

      10.7*  Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders.

      10.8*  Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane
             Corporation and the members of Rio Vista GP LLC.

       10.9  Conveyance Agreement effective September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P.

      10.10  Amendment No. 1 to Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and
             Rio Vista Operating Partnership L.P.

      10.11  Lease dated October 20, 1993 between Brownsville Navigation District of Cameron
             County, Texas and Registrant with respect to Penn Octane's land lease rights, including related amendment to the Lease dated as of February 11, 1994 and Purchase Agreement.

      10.12  Lease Amendment dated May 7, 1997 between Registrant and Brownsville Navigation
             District of Cameron County, Texas.

      10.13  Assignment of Easements from Penn Octane to Rio Vista Operating Partnership L.P. dated
             September 15, 2004.

      10.14  Assignment of lease No. "2823" dated September 15, 2004 between Penn Octane
             Corporation and Rio Vista Operating Partnership L.P.

      10.15  Assignment of lease No. "3165" dated September 15, 2004 between Penn Octane
             Corporation and Rio Vista Operating Partnership L.P.


      10.16  Assignment of lease No. "3154" dated September 15, 2004 between Penn Octane
             Corporation and Rio Vista Operating Partnership L.P.

      10.17  Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004.

      10.18  Guaranty & Agreement between Rio Vista Operating Partnership L.P. and RZB Finance
             LLC dated as of September 15, 2004.

      10.19  General Security Agreement between Rio Vista Energy Partners L.P. and RZB Finance
             LLC dated as of September 15, 2004.

      10.20  General Security Agreement between Rio Vista Operating Partnership L.P. and RZB
             Finance LLC dated as of September 15, 2004.

      10.21  Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the
             "Company") due December 15, 2003, and related agreements and instruments dated
             January 13, 2004, between the Company and the holders of the Notes.

       31.1  Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

       31.2  Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

         32  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
             Sarbanes - Oxley Act of 2002


     * Incorporated by reference to the corresponding exhibit filed with Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004 (SEC File No. 000-50394)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     RIO  VISTA  ENERGY  PARTNERS  L.P.


November  22,  2004                  By:  /s/ Ian  T.  Bothwell
                                          --------------------------------------
                                          Ian  T.  Bothwell
                                          Treasurer  (principal  accounting  and
                                          financial officer)  of  Rio  Vista  GP
                                          LLC,  General  Partner  of  Rio  Vista
                                          Energy  Partners  L.P.