Form 10-K
period 2004-12-31
RIO VISTA ENERGY PARTNERS LP
filed 2005-04-13
CIK 1260828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  December  31,  2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  ______________  to_______________


                       Commission file number:  000-50394

                         RIO VISTA ENERGY PARTNERS L.P.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                   20-0153267
    (State  or  Other  Jurisdiction                    (I.R.S.  Employer
  of  Incorporation  or  Organization)                Identification  No.)


  820  GESSNER  ROAD,  SUITE  1285,  HOUSTON,  TEXAS         77024
  (Address  of  Principal  Executive  Offices)            (Zip  Code)

Registrant's Telephone Number, Including Area Code:  (713) 467-8235

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON UNITS

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X    No
                                                     ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K  or  any  amendment  to  this  Form  10-K     X
                                                        ---
     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes      No  X
                                               ---     ---

     The aggregate market value of the voting units held by non-affiliates of the Registrant was $15,399,358 as of December 31, 2004. The last reported sale price of the Registrant's Common Units as reported on the Nasdaq National Market on December 31, 2004 was $10.90 per common unit.

     The  number  of  Common  Units outstanding on March 15, 2005 was 1,910,656.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                        TABLE OF CONTENTS
          ITEM                                                                      PAGE NO.
          ----                                                                      --------
Part I      1.  Business                                                                   5

            2.  Properties                                                                20

            3.  Legal Proceedings                                                         21

            4.  Submission of Matters to a Vote of Security Holders                       21

Part II     5.  Market for Registrant's Common Equity, Related
                Unitholder Matters and Issuer Purchases of Equity Securities              22

            6.  Selected Financial Data                                                   23

            7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                 24

           7A.  Quantitative and Qualitative Disclosures About Market Risk                41

            8.  Financial Statements and Supplementary Data                               42

            9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                                  69

           9A.  Controls and Procedures                                                   69

           9B.  Other Information                                                         69

Part III   10.  Directors and Executive Officers of the Registrant                        70

           11.  Executive Compensation                                                    75

           12.  Security Ownership of Certain Beneficial Owners and Management and
                Related Unitholder Matters                                                83

           13.  Certain Relationships and Related Transactions                            86

           14.  Principal Accountant Fees and Services                                    92

Part IV    15.  Exhibits and Financial Statement Schedules                                93

                                     PART I

The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or "anticipates" or by discussions of strategy that inherently involve risks and uncertainties. From time to time, Rio Vista has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, operations, demand, potential acquisitions, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Brownsville and Matamoros Terminal Facilities, other upgrades to Rio Vista's facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, guarantees, cash distributions, Qualified Income, Penn Octane, the Spin-Off and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed in Rio Vista's Form 10 filed with the Securities and Exchange Commission, as well as those discussed elsewhere in this Annual Report. These factors may not include all material risks facing Rio Vista.

RIO VISTA ENERGY PARTNERS L.P. AND ITS CONSOLIDATED SUBSIDIARIES ARE HEREINAFTER REFERRED TO AS "RIO VISTA".

RISK FACTORS

     Business Factors. The expiration of the liquefied petroleum gas ("LPG") sales contract between Penn octane Corporation ("Penn Octane') and P.M.I. Trading Limited ("PMI") effective March 31, 2004 and the resulting lower LPG sales volumes since that date between Penn Octane and PMI through the date of the Spin-Off (see Item 1. Business) and Rio Vista and PMI after the Spin-off have adversely affected Rio Vista's results of operations. Rio Vista has only one customer for LPG in Mexico, PMI. Rio Vista cannot be sure that PMI will continue to purchase LPG from Rio Vista or in quantities or at prices that are profitable. There are a limited number of suppliers of LPG that connect to Rio Vista's pipelines and a limited supply of LPG. Rio Vista may lose its competitive advantage when Penn Octane's Seadrift pipeline lease expires in 2013. Rio Vista may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. Rio Vista may not have sufficient cash to meet its obligations. All of Rio Vista's assets are pledged as collateral for existing debt of Penn Octane, and Rio Vista therefore may be unable to obtain additional financing collateralized by such assets. Rio Vista is at risk of economic loss due to fixed margin contracts. If Rio Vista does not have sufficient capital resources for acquisitions or opportunities for expansion, Rio Vista's growth will be limited. Future acquisitions and expansions may not be successful, may substantially increase Rio Vista's indebtedness and contingent liabilities, and may create integration difficulties. Rio Vista's business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted. Rio Vista's business would also be adversely affected if the operations of Rio Vista's customers and suppliers (including Penn Octane) were interrupted.

     Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of the industry and individual consumers. Rio Vista competes with other companies in the sale or purchase of LPG as well as the transportation of these products in the U.S. and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of Rio Vista's competitive position, particularly given the commodity-based nature of many of its products, is its ability to manage its expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products. See "Liquefied Petroleum Gas" for further discussion.

     International Factors. Mexican economic, political and social conditions may change and adversely affect Rio Vista's operations. Rio Vista may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring Rio Vista to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico is undergoing deregulation, the results of which may hinder Rio Vista's ability to negotiate acceptable contracts with distributors.

     Political Factors. The operations and earnings of Rio Vista in the U.S. and Mexico have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of Rio Vista's facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and environmental regulations. Both the likelihood of such occurrences and their overall effect upon Rio Vista vary greatly and are not predictable.

     Industry and Economic Factors. The operations and earnings of Rio Vista throughout the U.S. and Mexico are affected by local, regional and global events or conditions that affect supply and demand for Rio Vista's products. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources for its products; supply disruptions; weather, including seasonal patterns that affect energy demand and severe weather events that can disrupt operations; technological advances, including advances in exploration, production, refining and advances in technology relating to energy usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative hydrocarbon or other energy sources or product substitutes.

     Acquisition Factors. In additional to the factors cited above, the advancement, cost and results of particular acquisitions sought by Rio Vista, including acquisitions which do not specifically fall within the areas of Rio Vista's current lines of businesses will depend on: the outcome of negotiations for such acquisitions; the ability of the Rio Vista's management to manage such acquisitions; the ability of Rio Vista to obtain financing for such acquisitions; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

     Market Risk Factors. See "Notes to Consolidated Financial Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in this report for discussion of the impact of market risks, inflation and other uncertainties.

     Internal Control Factors. Pursuant to Section 404 of the Sarbanes Oxley Act of 2002, beginning with the year ended December 31, 2006, Rio Vista's management will be required to complete an annual evaluation of its internal control systems. In addition, Rio Vista's independent auditors are required to provide an opinion regarding such evaluation and the adequacy of Rio Vista's internal accounting controls. Rio Vista's internal controls may be found to be inadequate, deficiencies or weaknesses may be discovered, and remediation may not be successful. As Rio Vista grows, Rio Vista will need to strengthen its internal control systems. If Rio Vista acquires an existing business, the internal control systems of the acquired business may be inadequate and may require additional strengthening.

     Projections. Projections, estimates and descriptions of Rio Vista's plans and objectives included or incorporated in Items 1, 7 and 7A of this report are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

ITEM  1.     BUSINESS.

INTRODUCTION

     Rio Vista Energy Partners L.P. ("Rio Vista"), a Delaware limited partnership, was formed by Penn Octane Corporation ("Penn Octane") on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (the "Assets") to Rio Vista Operating Partnership L.P. ("RVOP") (ii) the transfer of its 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (the "Common Units") in Rio Vista to its common stockholders (the "Spin-Off"), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding capital and 100% of Rio Vista's limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (the "General Partner"), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries are hereinafter referred to as "Rio Vista".

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

     Rio Vista believes it has a competitive advantage in the supply of LPG for the northeastern region of Mexico because of Rio Vista's pipeline and terminal facilities and its long term LPG supply agreement with Penn Octane which allow Rio Vista to bring supplies of LPG close to consumers of LPG in major cities in that region at competitive prices. Rio Vista's primary customer for LPG is P.M.I. Trading Limited ("PMI"). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from Rio Vista is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico.

     All of Rio Vista's LPG operations are conducted through, and Rio Vista's LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest as provided for in Rio Vista's partnership agreement (the "Agreement"). The General Partner has sole responsibility for conducting Rio Vista's business and for managing Rio Vista's
operations  in  accordance  with  the  Agreement.   Other  than  the  foregoing
distributions, the General Partner does not receive any management fee or other compensation in connection with its management of Rio Vista's business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista's behalf.

     Rio Vista purchases LPG from Penn Octane under a long-term supply agreement (the "LPG Supply Agreement"). The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane's agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

     Rio Vista provides products and services through a combination of fixed-margin and fixed-price contracts. Costs included in cost of goods sold, other than the purchase price of LPG, may affect actual profits from sales, including costs relating to transportation, storage, leases and maintenance.

     Historically, up until the date of the Spin-Off, Penn Octane has sold LPG primarily to PMI. Penn Octane has a long-term lease agreement for approximately 132 miles of pipeline which connects ExxonMobil Corporation's ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista's Brownsville Terminal Facility (the "Leased Pipeline"). In addition, Penn Octane has access to a twelve-inch pipeline which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (the "ECCPL"), as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with Penn Octane's lease agreement for the Leased Pipeline, Penn Octane may access up to 21.0 million gallons of storage located in Markham, Texas (the "Markham Storage"), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane's long term supply agreements in effect as of January 31, 2005 with its suppliers in southeast Texas require Penn Octane to purchase minimum quantities of LPG totaling up to
13.9 million gallons of LPG per month although actual quantities supplied under such agreements during the six months ended January 31, 2005 was approximately
10.7  million  gallons  per  month.

     As a limited partnership, Rio Vista is expected to have the following benefits.

          - Tax Efficiency. As a limited partnership, Rio Vista will be able to operate in a more tax efficient manner by eliminating corporate federal income taxes on a portion of future taxable income which would have been fully subject to corporate federal income taxes.

          - Raising Capital. As a limited partnership, Rio Vista will have an improved ability to raise capital for expansion.

          - Acquisitions. Due to industry preference and familiarity with the limited partnership structure, Rio Vista will have a competitive advantage over a company taxed as a corporation in making acquisitions of assets that generate "qualifying income," as this term is defined in Section 7704 of the Internal Revenue Code.

          - Recognition. As a limited partnership, Rio Vista anticipates that it will receive increased analyst coverage and acceptance in the marketplace.

     Rio Vista's principal executive offices are located at 820 Gessner Road, Suite 1285, Houston, Texas 77024, and its telephone number is (713) 467-8235.

LIQUEFIED PETROLEUM GAS

     OVERVIEW. Since the Spin-Off, the date that Rio Vista operations commenced, the primary business of Rio Vista has been the purchase, transportation and sale of LPG. Historically, up through the date of the Spin-Off, Penn Octane has sold LPG primarily to PMI. Subsequent to the date of the Spin-Off, Penn Octane primarily has sold LPG to Rio Vista who in turn sells the LPG to PMI. LPG is a mixture of propane and butane principally used for residential and commercial heating and cooking. The demand for propane is also growing as a motor fuel substitute for motor gasoline.

     The primary market for Rio Vista's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Mexico is one of the largest markets for LPG consumption in the world. LPG is the most widely used domestic fuel in Mexico and is the primary energy source for Mexican households. Domestic consumption of LPG in Mexico increased from an average of 408.2 million gallons per month during the period January 1, 2003 through September 30, 2003 to an average of 413.4 million gallons per month during the period January 1, 2004 through September 30, 2004, an estimated annual increase of 1.3%. The future of LPG in Mexico may continue to favor Rio Vista for the following reasons: (i) Mexico's domestic consumption of LPG exceeds current domestic production capacity, and such shortfall is expected to continue (ii) limited sources of competitive LPG supply for importation into Mexico which is destined for consumption in northeastern Mexico, (iii) the Mexican government's current plans to deregulate the LPG industry, (iv) the expanding use of propane as an automotive fuel, and (v) the location of Mexico's major domestic LPG production, which is in the southeastern region of Mexico, combined with the lack of pipeline infrastructure within Mexico from those production centers, resulting in higher distribution costs to transport the LPG to areas where consumption is heaviest including the central, northern and Pacific coast regions of Mexico.

     Rio Vista is able to successfully compete with other LPG suppliers in the provision of LPG to customers in northeastern Mexico primarily as a result of the LPG Supply Agreement which provides Rio Vista with the economic benefits associated with Penn Octane's Leased Pipeline and supply agreements for LPG combined with Rio Vista's US - Mexico Pipelines and the geographic proximity of its Matamoros Terminal Facility to consumers of LPG in such major cities in Mexico as Matamoros, Reynosa and Monterrey. The operations of the Matamoros Terminal Facility provide Rio Vista with reduced exposure to logistical inefficiencies and sales limitations resulting from trucking delays at the United States-Mexico border crossings or the ability of PMI to provide United
States  certified  trucks  or  trailers  capable  of  receiving  LPG.   Current
alternatives for delivery of LPG exports to northeastern Mexico from the United States are by truck primarily through Eagle Pass and Hidalgo, Texas, which are northwest of Brownsville and rail and LPG delivery systems which are not within the proximity of Rio Vista's LPG delivery system. Rio Vista believes that the Matamoros Terminal Facility provides PMI with a less costly alternative than other LPG supply centers used by PMI for the importation of LPG to the strategic areas Rio Vista serves.

     RECENT TRENDS. Since April 2004, PMI has contracted with either Penn Octane or Rio Vista (subsequent to the Spin-Off) for volumes which are significantly lower than amounts purchased by PMI in similar periods during previous years. Rio Vista believes that the reduction of volume commitments is based on additional LPG production by PEMEX being generated from the Burgos
Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista's Matamoros Terminal Facility. Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in early 2006. Rio Vista is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts. Rio Vista still believes that its LPG supplies are competitive with the necessary U.S. imports of LPG by PEMEX and that the LPG volumes which are actually produced from the Burgos Basin would not eliminate the need for U.S. LPG imports by PEMEX and that LPG volumes produced from the Burgos Basin would be more economically suited for distribution to points further south in Mexico rather than in Rio Vista's strategic zone.

     During June 2004, Valero L.P., a U.S. limited partnership ("Valero") began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation's Corpus Christi, Texas and Three Rivers, Texas refineries. Valero has contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. Valero has also indicated previously that it intends to increase capacity of its Nuevo Laredo terminal to 10.1 million gallons per month. Rio Vista believes that if Valero intends to maximize capacity of these facilities, then Valero would be required to obtain additional LPG supplies from major LPG hubs located in Corpus Christi and Mont Belvieu, Texas. Accordingly, Rio Vista believes that any additional supplies over amounts currently available to the Mexican market through Valero's system could be more expensive than Rio Vista's currently available supplies and delivery systems.

     During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to Rio Vista's strategic zone. Rio Vista is not aware of any future plans for these facilities.

     During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX's Cadereyta Refinery in Monterey, Mexico to terminal facilities operated by Transmontagne,
Inc.,  in  Brownsville,  Texas.   Transmontagne  is  a  U.S.  corporation.  The
pipeline crosses the U.S.-Mexico border near the proximity of Rio Vista's U.S. - Mexico Pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has warranted that it will not transport LPG through October 15, 2017.

     THE BROWNSVILLE TERMINAL FACILITY. Rio Vista's Brownsville Terminal Facility occupies approximately 31 acres of land located adjacent to the Brownsville Ship Channel, a major deep-water port serving northeastern Mexico, including the city of Monterrey, and southeastern Texas. The Brownsville Terminal Facility also contains a railroad spur. Total rated storage capacity of the Brownsville Terminal Facility is approximately 675,000 gallons of LPG. The Brownsville Terminal Facility includes eleven storage tanks, five mixed product truck loading racks, two racks capable of receiving LPG delivered by truck and three railcar loading racks which permit the loading and unloading of LPG by railcar. The truck loading racks and railcar loading racks are linked to a computer-controlled loading and remote accounting system.

     Rio Vista leases the land on which the Brownsville Terminal Facility is located from the Brownsville Navigation District (the "District") under a lease agreement (the "Brownsville Lease") that expires on November 30, 2006. Rio Vista has an option to renew for five additional five year terms. Currently, substantially all of Rio Vista's LPG supply is received from the Leased Pipeline, which then flows through pumping and metering equipment located at the Brownsville Terminal Facility and then flows through the US - Mexico Pipelines to the Matamoros Terminal Facility for offloading to trucks. Currently LPG sold by Rio Vista to PMI which is intended to be delivered to the Matamoros Terminal Facility, may be delivered to the Brownsville Terminal Facility in the event that the Matamoros Terminal Facility temporarily cannot be used. The Brownsville Lease contains a pipeline easement to the District's water dock facility at the Brownsville Ship Channel. The railroad loading facilities may be used by Rio Vista for sales of LPG to other customers in conjunction with Penn Octane's desire for increased flexibility in managing excess LPG supplies.

     The Brownsville Lease provides, among other things, that if Rio Vista complies with all the conditions and covenants therein, the leasehold improvements made to the Brownsville Terminal Facility may be removed from the premises or otherwise disposed of by Rio Vista at the termination of the Brownsville Lease. In the event of a breach by Rio Vista of any of the conditions or covenants of the Brownsville Lease, all improvements owned by Rio Vista and placed on the premises shall be considered part of the real estate and shall become the property of the District.

     THE US - MEXICO PIPELINES AND MATAMOROS TERMINAL FACILITY. On July 26, 1999, Penn Octane was granted a permit by the United States Department of State authorizing Penn Octane to construct, maintain and operate two pipelines (the "US Pipelines") crossing the international boundary line between the United
States and Mexico (from the Brownsville Terminal Facility near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products (motor gasoline and diesel fuel) (the "Refined Products"). The U.S. State Department is currently reviewing Penn Octane's request that this permit be transferred to Rio Vista.

     On July 2, 1998, Penn Octane de Mexico, S. de R.L. de C.V. (formerly Penn Octane de Mexico, S.A. de C.V.) ("PennMex") (see Mexican Operations), received a permit from the Comision Reguladora de Energia (the "Mexican Energy Commission") to build and operate one pipeline to transport LPG (the "Mexican Pipeline") (collectively, the US Pipelines and the Mexican Pipeline are referred to as the "US - Mexico Pipelines") from El Sabino (at the point north of the Rio Bravo) to the Matamoros Terminal Facility.

     Rio Vista's Mexican subsidiaries, PennMex and Termatsal, S. de R.L. de C.V (formerly Termatsal, S.A. de C.V.) ("Termatsal"), own all of the assets related to the Mexican portion of the US - Mexico Pipelines and Matamoros Terminal Facility. Rio Vista's consolidated Mexican affiliate Tergas, S. de R.L de C.V. ("Tergas") has been granted the permit to operate the Matamoros Terminal Facility (see Mexican Operations).

     US - Mexico Pipelines. Rio Vista's US-Mexico Pipelines consist of two parallel pipelines, one of approximately six inch diameter and the other of approximately eight inch diameter, running approximately 23 miles and connecting the Brownsville Terminal Facility to the Matamoros Terminal Facility. The capacity of the six inch pipeline and eight inch pipeline is approximately 840,000 gallons per day and 1.7 million gallons per day, respectively. Each of the pipelines can accommodate LPG or Refined Products.

     Based on Rio Vista's current volume of LPG sales, Rio Vista only utilizes one of the pipelines.

     The Matamoros Terminal Facility. Rio Vista's Matamoros Terminal Facility occupies approximately 35 acres of land located approximately seven miles from the United States-Mexico border and is linked to the Brownsville Terminal Facility via the US - Mexico Pipelines. The Matamoros Terminal Facility is located in an industrial zone west of the city of Matamoros, and Rio Vista believes that it is strategically positioned to be a centralized distribution center of LPG for the northeastern region of Mexico. Total rated storage capacity of the Matamoros Terminal Facility is approximately 270,000 gallons of LPG. The Matamoros Terminal Facility includes three storage tanks and ten specification product truck loading racks for LPG product. The truck loading racks are linked to a computer-controlled loading and remote accounting system and to Rio Vista's Brownsville Terminal Facility. The Matamoros Terminal Facility receives its LPG supply directly from the US - Mexico Pipelines which connect to the Leased Pipeline at the Brownsville Terminal Facility.

     OTHER. Penn Octane intends to upgrade its computer and information systems at a total estimated cost of approximately $350,000. A portion of those costs are expected to be allocable to Rio Vista.

     THE LEASED PIPELINE. Penn Octane has a lease agreement (the "Pipeline Lease") with Seadrift, a subsidiary of Dow Hydrocarbons and Resources, Inc. ("Dow"), for the Leased Pipeline. As provided for in the Pipeline Lease, Penn Octane has the right to use the Leased Pipeline solely for the transportation of LPG and refined petroleum products belonging only to Penn Octane and not to any third party. In connection with the LPG Supply Agreement, Rio Vista purchases LPG from Penn Octane which is transported through the Leased Pipeline to the Brownsville Terminal Facility.

     The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between Penn Octane and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, access up to 21.0 million gallons of storage located in Markham as well as other potential propane pipeline suppliers via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant. Penn Octane's
ability to utilize the storage at Markham is subject to the hydraulic and logistic capabilities of that system. Rio Vista believes that the Pipeline Lease Amendment provides Rio Vista and Penn Octane increased flexibility in negotiating sales and supply agreements with its customers and suppliers, respectively.

     Penn Octane at its own expense, installed a mid-line pump station which included the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline. The Leased Pipeline's capacity is estimated to be between 300 million and 360 million gallons per year.

     THE ECCPL PIPELINE. In connection with Penn Octane's supply agreement with Exxon, Penn Octane was granted access to the ECCPL as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. Under the terms of the agreement, Exxon has agreed to make available space in the ECCPL for a minimum of 420,000 gallons per day for Penn Octane's use.

     DISTRIBUTION. Until March 2000, all of the LPG from the Leased Pipeline had been delivered to Penn Octane's customers at the Brownsville Terminal Facility and then transported by truck to the United States Rio Grande Valley and northeastern Mexico by the customers or by railcar to customers in the United States and Canada. From April 2000 through February 2001, Penn Octane began operating the Matamoros Terminal Facility, whereby a portion of the LPG sold to PMI was delivered through the US - Mexico Pipelines to the Matamoros
Terminal  Facility  for  further  distribution  by truck in northeastern Mexico.

     Since March 2001, PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from Penn Octane or Rio Vista for distribution by truck in Mexico. Rio Vista currently continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     LPG SALES TO PMI. Penn Octane entered into sales agreements with PMI for the period from April 1, 2000 through March 31, 2001 (the "Old Agreements"), for the annual sale of a combined minimum of 151.2 million gallons of LPG, mixed to PMI specifications, subject to seasonal variability, to be delivered to PMI at Matamoros, Tamaulipas, Mexico or alternate delivery points as prescribed under the Old Agreements.

     On October 11, 2000, the Old Agreements were amended to increase the minimum amount of LPG to be purchased during the period from November 2000 through March 2001 by 7.5 million gallons resulting in a new annual combined minimum commitment of 158.7 million gallons. Under the terms of the Old Agreements, sales prices were indexed to variable posted prices.

     Upon the expiration of the Old Agreements, PMI confirmed to Penn Octane in writing (the "Confirmation") on April 26, 2001, the terms of a new agreement effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provided for minimum monthly volumes of 19.0 million gallons at indexed variable posted prices plus premiums that provided Penn Octane with annual fixed margins, which were to increase annually over a three-year period. Penn Octane was also entitled to receive additional fees for any volumes which were undelivered. From April 1, 2001 through December 31, 2001, Penn Octane and PMI operated under the terms provided for in the Confirmation. From January 1, 2002 through February 28, 2002, PMI purchased monthly volumes of approximately 17.0 million gallons per month at slightly higher premiums than those specified in the Confirmation.

     From April 1, 2001 through November 30, 2001, Penn Octane sold to PMI approximately 39.6 million gallons (the "Sold LPG") for which PMI had not taken delivery. Penn Octane received the posted price plus other fees on the Sold LPG but did not receive the fixed margin referred to in the Confirmation. At
December 31, 2001, the obligation to deliver LPG totaled approximately $11.5 million related to such sales (approximately 26.6 million gallons). During the period from December 1, 2001 through March 31, 2002, Penn Octane delivered the Sold LPG to PMI and collected the fixed margin referred to in the Confirmation.

     Effective March 1, 2002, Penn Octane and PMI entered into a contract for the minimum monthly sale of 17.0 million gallons of LPG, subject to monthly adjustments based on seasonality (the "Contract"). In connection with the Contract, the parties also executed a settlement agreement, whereby the parties released each other in connection with all disputes between the parties arising during the period April 1, 2001 through February 28, 2002, and previous claims related to the contract for the period April 1, 2000 through March 31, 2001. The Contract was originally to expire on May 31, 2004. On December 29, 2003, Penn Octane received a notice from PMI requesting the termination of the Contract effective March 31, 2004, the end of the winter period as defined under the Contract.

     For the months of October 2004 through December 2004, Rio Vista and PMI entered into monthly agreements for the minimum sale of 11.1 million gallons of LPG in October and November 2004 and 11.7 million gallons of LPG in December 2004 ("Monthly 2004 Contracts"). Prior to the Spin-Off, during the period April 1, 2004 through September 30, 2004, Penn Octane entered into monthly agreements for the minimum sale of 11.1 million gallons - 13.0 million gallons of LPG.

     During December 2004, Rio Vista and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 for the minimum sale of 11.7 million gallons of LPG for the months of January and February and 11.1 million gallons of LPG for the month of March ("Quarterly Agreement").

     The following table describes the minimum monthly gallons of LPG to be purchased by PMI and the actual monthly gallons purchased by PMI under monthly contracts from April 1, 2004 through December 31, 2004 and the Quarterly
Agreement:

                                         MINIMUM        ACTUAL
                                        CONTRACT        GALLONS
                                         GALLONS         SOLD
                    MONTH (*)   YEAR  (IN MILLIONS)  (IN MILLIONS)
                    ----------  ----  -------------  -------------
                    April       2004           13.0           13.1
                    May         2004           13.0           13.4
                    June        2004           13.0           13.8
                    July        2004           11.7           12.3
                    August      2004           11.7           12.4
                    September   2004           11.7           11.8
                    October     2004           11.1           10.9
                    November    2004           11.1           12.4
                    December    2004           11.7           13.9
                    January     2005           11.7           12.7
                    February    2005           11.7            9.9
                    March       2005           11.1            9.6

                    * Rio Vista began operations in October 2004.


     Rio Vista continues to negotiate a new long term LPG contract with PMI. There is no assurance that a LPG contract with PMI will be obtained, and if so, that the terms will be more or less favorable than those of the Quarterly Agreement. Until the terms of a new long-term contract are reached, Rio Vista expects to enter into additional agreements similar to the Quarterly Agreement.

     Rio Vista's management believes that PMI's reduction of volume commitments for April 2004 through March 2005 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista's Matamoros Terminal Facility.

     In the event the volume of LPG purchased by PMI under future month-to-month agreements declines below the current volume levels shown above, assuming margins remain unchanged, Rio Vista may suffer material adverse consequences to its business, financial condition and results of operations to the extent that Penn Octane is unable to obtain additional favorable price reductions in connection with its LPG supply agreement. In connection with the LPG supply agreement, Penn Octane may continue to seek further price concessions from LPG suppliers. If Penn Octane is unsuccessful in lowering its LPG costs and current volumes decline and/or Rio Vista is forced to accept similar or lower prices for sales to PMI, the results of operations of Rio Vista may be adversely affected. Rio Vista may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     MEXICAN OPERATIONS. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of receiving, conveying, storing and delivering LPG to final users is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. Rio Vista's consolidated Mexican affiliate, Tergas, has been granted the permit to operate the Matamoros Terminal Facility and Rio Vista relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Rio Vista pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     During July 2003, Penn Octane acquired an option to purchase Tergas, an affiliate 95% owned by Vicente Soriano, an employee of Penn Octane, and the remaining balance owned by Abelardo Mier, a consultant of Penn Octane, for a nominal price of approximately $5,000. The option was transferred to Rio Vista on September 30, 2004.

     DEREGULATION OF THE LPG INDUSTRY IN MEXICO. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Articulo 27 Constitutional en el Ramo del Petroleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Organica del Petroleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petroleos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). Rio Vista expects to sell LPG directly to independent Mexican distributors as well as PMI upon Deregulation. Rio Vista anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with Rio Vista.

     During July 2001, the Mexican government announced that it would begin to accept applications from Mexican companies for permits to allow for the importation of LPG pursuant to provisions already provided for under existing Mexican law.

     In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government decided to delay the implementation of Deregulation and asked Tergas to defer use of the permit and, as a result, Penn Octane did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed. To date the Mexican government has continued to delay implementation of Deregulation. Tergas' permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government again begins to accept applications. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on Rio Vista. However, should Deregulation occur, it is Rio Vista's intention to sell LPG directly to distributors in Mexico as well as to PMI.

     The point of sale for LPG sold to PMI which flows through the US - Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States - Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

     LPG SUPPLY. Rio Vista purchases LPG from Penn Octane under the terms of the LPG Supply Agreement (see below). The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane's agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. A description of Penn Octane's LPG supply commitments as disclosed in Penn Octane's annual report on Form 10-K for the year ended July 31, 2004 and Transition Report for the period ended December 31, 2004 is described below.

     PENN OCTANE SUPPLY AGREEMENTS. Effective October 1, 1999, Penn Octane and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and Penn Octane has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with required specifications (the "Plant
Commitment").  The  purchase  price  is  indexed  to  variable  posted  prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (the "ECCPL") operational in September 2000. The ability to utilize the ECCPL allows Penn Octane to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "ECCPL Supply") for blending to the required specifications and then delivered into the Leased Pipeline. Penn Octane agreed to flow a minimum of
122.0  million  gallons  per year of Additional Propane Supply through the ECCPL until December 2005. Penn Octane is required to pay minimum utilization fees associated with the use of the ECCPL until December 2005. Thereafter the utilization fees will be based on the actual utilization of the ECCPL.

     In September 1999, Penn Octane and El Paso NGL Marketing Company, L.P. ("El Paso") entered into a three year supply agreement (the "El Paso Supply Agreement") whereby El Paso agreed to supply and Penn Octane agreed to take, a monthly average of 2.5 million gallons of propane (the "El Paso Supply") beginning in October 1999 and expiring on September 30, 2002. The El Paso Supply Agreement was not renewed upon expiration. The purchase price was indexed to variable posted prices.

     In  March  2000,  Penn Octane and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch agreed to supply and Penn Octane agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. In March 2003, Penn Octane extended the Koch Supply Contract for an additional year pursuant to the Koch Supply Contract which provides for automatic annual renewals unless terminated in writing by either party. During December 2003, Penn Octane and Koch entered into a new three year supply agreement. The terms of the new agreement are similar to the agreement previously in effect between the parties.

     For the six months ending January 31, 2004, under the Koch Supply Contract, Koch has supplied an average of approximately 5.9 million gallons of propane per month. The purchase price is indexed to variable posted prices. Prior to April 2002, Penn Octane paid additional charges associated with the construction of a new pipeline interconnection which allows deliveries of the Koch Supply into the ECCPL, which was paid through additional adjustments to the purchase price (totaling approximately $1.0 million).

     During March 2000, Penn Octane and Duke Energy NGL Services, Inc. ("Duke") entered into a three year supply agreement (the "Duke Supply Contract") whereby Duke agreed to supply and Penn Octane agreed to take, a monthly average of 1.9 million gallons (the "Duke Supply") of propane or propane/butane mix beginning April 1, 2000. In March 2003, Penn Octane extended the Duke Supply Contract for an additional year pursuant to the Duke Supply Contract which provided for automatic annual renewals unless terminated in writing by either party. The Duke Supply Contract, which expired in March 2004 was not renewed. The purchase price was indexed to variable posted prices.

     Penn Octane's current long-term supply agreements in effect as of December 31, 2004 ("Supply Contracts") and through January 31, 2005 required Penn Octane to purchase minimum quantities of LPG totaling up to approximately 22.1 million gallons per month although the Monthly 2004 Contracts and Quarterly Agreement required PMI to purchase lesser quantities. The actual amounts supplied under the Supply Contracts averaged approximately 16.5 million gallons per month for the five months ended December 31, 2004.

     During January 2005, Penn Octane and Koch amended the Koch Supply Contract whereby beginning February 2005 and continuing through September 30, 2005, Penn Octane will not be required to purchase any LPG from Koch under the existing Koch Supply Contract. In addition under the terms of the amendment, the Koch Supply Contract terminates on September 30, 2005.

     Penn Octane's long term supply agreements in effect as of January 31, 2005 with its suppliers in southeast Texas require Penn Octane to purchase minimum quantities of LPG totaling up to 13.9 million gallons of LPG per month although actual quantities supplied under such agreements during the six months ended January 31, 2005 was approximately 10.7 million gallons per month.

     Penn Octane's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to Rio Vista and PMI.

     LPG SUPPLY AGREEMENT. In connection with the Spin-off, Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista's customers would not require the use of any of the assets Penn Octane contributed to Rio Vista or Penn Octane ceases to have the right to access the Leased Pipeline.

     Under the LPG Supply Agreement, Penn Octane supplies all of Rio Vista's LPG requirements in connection with its LPG sales obligations to PMI. The purchases of the LPG are at fluctuating prices and are determined based on the cost of LPG under Penn Octane's agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. Rio Vista expects the aggregate costs per gallon to purchase LPG (less any applicable adjustments) to be below the aggregate sales prices per gallon of LPG sold to PMI. The
Leased Pipeline's capacity is estimated to be between 25.0 million and 30.0 million gallons per month.

     Under the terms of the Supply Contracts, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane's existing letter of credit facility may not be adequate to meet the letter of credit requirements under agreements with the suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

     The  LPG  Supply  Agreement  terminates  on  the  earlier  to  occur  of:

          -    Penn  Octane  ceases  to  have  the  right  to  access the Leased
               Pipeline that connects to Rio Vista's Brownsville Terminal Facility; and

          - Rio Vista ceases to sell LPG using any of the assets contributed by Penn Octane to Rio Vista pursuant to the Spin-Off.

     COMPETITION. LPG production within Mexico could impact the quantity of LPG imported into Mexico (see "Recent Trends" above). Rio Vista competes with several major oil and gas companies and trucking companies and other foreign suppliers of LPG for the export of LPG into Mexico. In many cases, these companies own or control their LPG supply and have significantly greater financial and human resources than Rio Vista. Rio Vista is aware of several cross border pipelines which are currently operating within Rio Vista's strategic zone for transportation of LPG and/or refined products.

     Rio Vista competes in the supply of LPG on the basis of service, price and volume. As such, LPG providers who own or control their LPG supply may have a competitive advantage over their competitors.

     Pipelines generally provide a relatively low-cost alternative for the transportation of petroleum products; however, at certain times of the year, trucking companies may reduce their transportation rates charged to levels lower than those charged by Rio Vista. In addition, other suppliers of LPG may reduce their sales prices to encourage additional sales. Rio Vista believes that such reductions are limited in both duration and volume and that on an annualized basis the ECCPL, the Leased Pipeline and the US - Mexico Pipelines provide a transportation cost advantage over Rio Vista's competitors.

     Rio Vista believes that Penn Octane's ECCPL, Leased Pipeline and Rio Vista's US-Mexico Pipelines and the geographic location of the Brownsville Terminal Facility and the Matamoros Terminal Facility leave it well positioned to successfully compete for LPG supply contracts with PMI and, upon Deregulation, if ever, with local distributors in northeastern Mexico.

     Certain of Rio Vista's U.S. LPG operations are subject to regulation by the Texas Railroad Commission and/or the United States Department of Transportation. Rio Vista believes it is in compliance with all applicable regulations. However, there can be no assurance that these laws will not change in the future, or if such a change were to occur, that the ultimate cost of compliance with such requirements and its effect on Rio Vista's operations and business prospects would not be significant.

THE SPIN-OFF

     During September 2003, Penn Octane's board of directors and the independent committee of its board of directors formally approved the terms of the Spin-Off and Rio Vista filed a Form 10 registration statement with the Securities and Exchange Commission. On September 30, 2004, all of Penn Octane's limited partnership interest in Rio Vista was distributed to Penn Octane's stockholders. Each stockholder of Penn Octane on September 30, 2004 received one common unit of the limited partnership interest of Rio Vista for every eight shares of Penn Octane's common stock owned.

     As a result of the Spin-Off, Rio Vista owns and operates the LPG, distribution, transportation and marketing business previously conducted by Penn Octane. All of the assets transferred to Rio Vista in connection with the Spin-Off have been transferred at historical costs and related accumulated depreciation of Penn Octane at the date of the Spin-Off. Rio Vista began selling LPG to PMI upon the completion of the Spin-Off and at that time also began purchasing LPG from Penn Octane under the LPG Supply Agreement.

     The General Partner is responsible for managing the operations and activities of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Penn Octane controls Rio Vista by virtue of its current ownership, management and voting control of the General Partner. Therefore, Rio Vista is accounted for as a consolidated subsidiary of Penn Octane for financial accounting purposes.

     INTERCOMPANY PURCHASE AGREEMENT FOR LPG

     Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements (see "LPG Supply" above).

     OMNIBUS AGREEMENT

     In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Penn Octane.

     Indemnification Provisions. Under the Omnibus Agreement, Penn Octane will indemnify Rio Vista against certain potential environmental liabilities associated with the operation of the assets contributed to Rio Vista, and assets retained, by Penn Octane that relate to events or conditions occurring or existing before the completion of the Spin-Off. Penn Octane will also indemnify Rio Vista for liabilities relating to:

          -    legal actions against Penn Octane;
          - events and conditions associated with any assets retained by Penn Octane;
          - certain defects in the title to the assets contributed to Rio Vista by Penn Octane that arise within three years after the completion of the distribution to the extent such defects materially and adversely affect Rio Vista's ownership and operation of such assets;
          - Rio Vista's failure to obtain certain consents and permits necessary to conduct Rio Vista's business to the extent such liabilities arise within three years after the completion of the distribution; and
          - certain income tax liabilities attributable to the operation of the assets contributed to Rio Vista prior to the time that they were contributed.

     Rio Vista will indemnify Penn Octane for certain potential environmental liabilities associated with the operation of the assets contributed to Rio Vista that relate to events or conditions occurring or existing after the completion of the distribution and for federal income tax liabilities in excess of $2.5 million incurred by Penn Octane as a result of the Spin-Off.

     Services. Under the Omnibus Agreement, Penn Octane provides the General Partner with corporate staff and support services in connection with its management and operation of the assets of Rio Vista. These services include management and centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit and incentive compensation plans and other corporate services. Penn Octane is reimbursed for the costs and expenses it incurs in rendering these services using a percentage calculated based on the time spent by Penn Octane's employees on Rio Vista's business. Each Penn Octane employee involved with Rio Vista activities accounts for his or her time each month related to Rio Vista as a percentage of his or her total time worked. The General Partner calculates the general and administrative expenses that are allocated to Rio Vista using the cumulative percentage. Administrative and general expenses directly associated with providing services to Rio Vista (such as legal and accounting services) are not included in the above allocation of indirect costs, such expenses are charged directly to Rio Vista.

     Related Party Transactions. The Omnibus Agreement prohibits Rio Vista from entering into any material agreement with Penn Octane without the prior approval of the conflicts committee of the board of managers of the General Partner. For purposes of the Omnibus Agreement, the term material agreements means any agreement between Rio Vista and Penn Octane that requires aggregate annual payments in excess of $100,000.

     Amendment and Termination. The Omnibus Agreement may be amended by written agreement of the parties; provided, however, that it may not be amended without the approval of the conflicts committee of the General Partner if such amendment would adversely affect the unitholders of Rio Vista. The Omnibus Agreement has an initial term of five years that automatically renews for successive five-year terms and, other than the indemnification provisions, will terminate if Rio Vista is no longer an affiliate of Penn Octane.

     OPTIONS

     Penn Octane's 2% general partnership interest in Rio Vista is expected to be decreased to 1% as a result of the exercise by Shore Capital LLC ("Shore Capital"), designee of Richard Shore, Jr., Chief Executive Officer and President of Rio Vista and President of Penn Octane, and Jerome B. Richter, Chairman of Rio Vista and Chief Executive Officer of Penn Octane, of options to each acquire 25% of the General Partner (the "General Partner Options") causing Penn Octane's ownership in the General Partner to be decreased from 100% to 50%. Mr. Shore and Mr. Richter are each members of the board of directors of Penn Octane and the board of managers of Rio Vista. The exercise price for each option is the pro rata share (0.5%) of Rio Vista's tax basis capital immediately after the Spin-Off. Penn Octane will retain voting control of the General Partner pursuant to a voting agreement. In addition, Shore Capital received 97,415 common units of Rio Vista with an exercise price of $8.47 per common unit. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

     TRANSFERRED ASSETS
     The following assets of Penn Octane were transferred to Rio Vista on September 30, 2004:

     Brownsville Terminal Facility
     U.S.-Mexico Pipelines, including various rights of way and land obtained in connection with operation of U.S. Pipelines between Brownsville Terminal Facility and the U.S. Border
     Inventory located in storage tanks and pipelines located in Brownsville
          (and extending to storage and pipelines located in assets held by the Mexican subsidiaries)
     Contracts and Leases (assumed and/or assigned):
          Lease Agreements:
               Port of Brownsville:
                    LPG Terminal Facility
                    Tank Farm Lease
          U.S. State Department Permit (pending approval by the U.S. State
               Department)
          Other licenses and permits in connection with ownership and operation of the US pipelines between Brownsville and US border
     Investment in Subsidiaries:
          Penn Octane de Mexico, S. de R.L. de C.V., consisting primarily of a permit to transport LPG from the Mexican Border to the Matamoros Terminal Facility
          Termatsal, S. de R.L. de C.V., consisting primarily of land, LPG terminal facilities, Mexican pipelines and rights of way, and equipment used in the transportation of LPG from the Mexican border to the Matamoros Terminal Facility and various LPG terminal equipment
          Penn Octane International LLC
     Option to acquire Tergas, S.A. de C.V.

     Each stockholder of Penn Octane on September 30, 2004, received one Common Unit of the limited partnership interest of Rio Vista for every eight shares of Penn Octane's common stock owned.

     Holders of unexercised warrants of Penn Octane as of the date of the Spin-Off received an adjustment to reduce the exercise price of their existing Penn Octane warrant and received new warrants to purchase Common Units of Rio Vista to reflect the transfer of assets from Penn Octane into Rio Vista. As of the date of the Spin-Off, Penn Octane had 2,542,500 warrants to purchase common stock outstanding. The adjustment to the exercise price of Penn Octane warrants was determined by multiplying the original exercise price of Penn Octane warrants by 0.369. The number of Rio Vista warrants issued to the holder of Penn Octane warrants as of the date of the Spin-Off was determined by dividing the existing number of warrants of Penn Octane by eight. The exercise price of the Rio Vista warrants was determined by multiplying the original exercise price of the existing Penn Octane warrants by 5.05. The expiration date of these warrants is the same as the existing Penn Octane warrants.

     Under the terms of Rio Vista's partnership agreement, the General Partner is entitled to receive cash distributions from Rio Vista in accordance with a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the Common Units as annual cash distributions exceed certain milestones.

     Rio Vista is liable as guarantor for Penn Octane's collateralized debt and will continue to pledge all of its assets as collateral. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under Penn Octane's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

     If there is determined to be an income tax liability to Penn Octane resulting from the Spin-Off, to the extent such liability is greater than $2.5 million, Rio Vista has agreed to indemnify Penn Octane for any tax liability resulting from the transaction which is in excess of that amount.

ENVIRONMENTAL AND OTHER REGULATIONS

     The operations of Rio Vista including its Mexico operations are subject to certain federal, state and local laws and regulations relating to the protection of the environment, and future regulations may impose additional requirements. Although Rio Vista believes that its operations are in compliance with applicable environmental laws and regulations, because the requirements imposed by environmental laws and regulations are frequently changed, Rio Vista is unable to predict with certainty the ultimate cost of compliance with such requirements and its effect on Rio Vista's operations and business prospects.

EMPLOYEES

     Rio Vista has no U.S. employees. At December 31, 2004, Rio Vista's Mexican subsidiaries and consolidated Mexican affiliate had 14 employees, including five in administration and nine in production. The business of Rio Vista is managed by the General Partner. Penn Octane employs all persons, other than Rio Vista's Mexican employees, including executive officers, necessary for the operation of Rio Vista's business.

     Rio Vista and Penn Octane have not experienced any work stoppages and considers relations with their employees to be satisfactory.

FINANCIAL  INFORMATION  ABOUT  GEOGRAPHIC  AREAS

     Property, plant and equipment, net of accumulated depreciation, located in the U.S. and Mexico were as follows at December 31:

                                                       2003         2004
                                                    -----------  -----------
          U.S.                                      $         -  $ 8,499,000
          Mexico                                              -    5,745,000
                                                    -----------  -----------
               Total                                $         -  $14,244,000
                                                    ===========  ===========

ITEM  2.     PROPERTIES.

     As of December 31, 2004, Rio Vista owned, leased or had access to the following facilities:

                                                                         APPROXIMATE         LEASE, OWN
LOCATION               TYPE OF FACILITY                                     SIZE            OR ACCESS(2)
---------------------  -------------------------------------------  ----------------------  ------------

Brownsville, Texas     Pipeline interconnection and railcar and     16,071 bbls of storage  Owned(1)(5)
                       truck loading facilities, LPG storage
                       facilities, on-site administrative offices

                       Land                                         31 acres                Leased(1)

Brownsville, Texas     Brownsville Terminal Facility building       19,200 square feet      Owned(1)(5)

Extending from         US-Mexico Pipelines, associated land         23 miles                Owned
Brownsville, Texas to  and rights of way                                                    Access(6)
Matamoros, Mexico

Matamoros, Mexico      Pipeline interconnection, LPG truck          35 acres                Owned
                       loading facilities, LPG storage facilities,
                       on-site administration office and the
                       land

Brownsville, Texas     Pipeline interconnection, Refined            300,000 bbls of         Owned(4)(5)
                       Products storage tanks                       storage

                       Land                                         12 acres                Leased(4)

Houston Texas          Rio Vista Headquarters                       1,700 square feet       Leased(3)

_____________

     (1) Rio Vista's lease with respect to the Brownsville Terminal Facility expires on November 30, 2006.
     (2) Rio Vista's assets are pledged or committed to be pledged as collateral (see notes to the consolidated financial statements).
     (3) Rio Vista's lease with respect to its headquarters' office expires March 31, 2006. The monthly lease payments approximate $2,700 a month.
     (4) Rio Vista's lease with respect to the Tank Farm expires in November 30, 2006.
     (5)  The facilities can be removed upon termination of the lease.
     (6)  Rio Vista's right to use land for its pipelines.

For information concerning Rio Vista's operating lease commitments, see note J to the consolidated financial statements.

ITEM  3.     LEGAL  PROCEEDINGS.


             None.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

             None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Rio Vista's common units began trading on the Nasdaq National Market under the symbol "RVEP" on October 1, 2004.

     The following table sets forth the reported high ask and low bid quotations of the common units for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                      LOW     HIGH
                                                    -------  -------
THREE MONTHS ENDED DECEMBER 31, 2004:               $ 9.500  $16.750

     On March 15, 2005, the closing bid price of the common units as reported on the Nasdaq National Market was $13.00 per common unit. On March 15, 2005, Rio Vista had 1,910,656 common units outstanding and approximately 1500 holders of record of the common units.

     On February 14, 2005, Rio Vista made a distribution to all holders of Rio Vista's common units and General Partner interests as of February 9, 2004 (the
"Record Date") totaling approximately $500,000 ($.25 per common unit). The amount of the distribution represents the minimum quarterly distribution required to be made by Rio Vista pursuant to the Agreement.

RECENT SALES OF UNREGISTERED SECURITIES

     Previously included in reports on Form 8-K and Form 10-Q.


EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

     The following table provides information concerning Rio Vista's equity compensation plans as of December 31, 2004.

    PLAN CATEGORY       NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                        BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                        OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER
                          WARRANTS AND RIGHTS      WARRANTS AND RIGHTS        EQUITY COMPENSATION
                                                                          PLANS (EXCLUDING SECURITIES
                                                                            REFLECTED IN COLUMN (A))
                                  (a)                      (b)                        (c)
Equity compensation
plans approved by
security holders                   -                        -                          -

Equity compensation
plans not approved by                                                                  -
security holders (1)            215,540                   $ 16.18
                              ----------                                           ----------

              Total             215,540                                                -

(1) Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval by the unitholders of Rio Vista was required.

ITEM  6.     SELECTED  FINANCIAL  DATA.

     The following selected consolidated financial data for the period from inception, July 10, 2003, to December 31, 2003 and the year ended December 31, 2004, have been derived from the consolidated financial statements of Rio Vista. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Rio Vista and related notes included elsewhere herein. All information is in thousands, except per-unit data.

                                                                    For the period
                                                                    from inception,
                                                                   July 10, 2003, to     Year ended
                                                                     December 31,       December 31,
                                                                       2003 (a)           2004 (a)
                                                                  -------------------  --------------
Revenues                                                          $                 -  $      35,181
Income (loss) from continuing operations                                            -            (63)
Net income (loss)                                                                   -            (63)
Income (loss) from continuing operations per common unit                            -          (0.03)
Net income (loss) per common unit                                                   -          (0.03)
Total assets                                                                        2         24,244
Long-term obligations                                                               -              -

a) Rio Vista did not commence operations until October 1, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Rio Vista's liquidity and capital resources should be read in conjunction with the consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 2004) refer to Rio Vista's fiscal year ending December 31.

OVERVIEW

     Rio Vista Energy Partners L.P. ("Rio Vista"), a Delaware limited partnership, was formed by Penn Octane Corporation ("Penn Octane") on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (the "Assets") to Rio Vista Operating Partnership L.P. ("RVOP") (ii) the transfer of its 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (the "Common Units") in Rio Vista to its common stockholders (the "Spin-Off"), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding capital and 100% of Rio Vista's limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (the "General Partner"), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries are hereinafter referred to as "Rio Vista".

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

     Rio Vista believes it has a competitive advantage in the supply of LPG for the northeastern region of Mexico because of Rio Vista's pipeline and terminal facilities and its long term LPG supply agreement with Penn Octane which allow Rio Vista to bring supplies of LPG close to consumers of LPG in major cities in that region at competitive prices. Rio Vista's primary customer for LPG is P.M.I. Trading Limited ("PMI"). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from Rio Vista is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico.

     All of Rio Vista's LPG operations are conducted through, and Rio Vista's LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest as provided for in Rio Vista's partnership agreement (the "Agreement"). The General Partner has sole responsibility for conducting Rio Vista's business and for managing Rio Vista's
operations  in  accordance  with  the  Agreement.   Other  than  the  foregoing
distributions, the General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista's business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista's behalf.

     Rio Vista purchases LPG from Penn Octane under a long-term supply agreement (the "LPG Supply Agreement"). The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane's agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

     Rio Vista provides products and services through a combination of fixed-margin and fixed-price contracts. Costs included in cost of goods sold, other than the purchase price of LPG, may affect actual profits from sales, including costs relating to transportation, storage, leases and maintenance.

     Historically, up until the date of the Spin-Off, Penn Octane has sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline which connects ExxonMobil Corporation's ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista's Brownsville Terminal Facility (the "Leased Pipeline"). In addition, Penn Octane has access to a twelve-inch pipeline which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (the "ECCPL"), as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with Penn Octane's lease agreement for the Leased Pipeline, Penn Octane may access up to 21.0 million gallons of storage located in Markham, Texas (the "Markham Storage"), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane's long term supply agreements in effect as of January 31, 2005 with its suppliers in southeast Texas require Penn Octane to purchase minimum quantities of LPG totaling up to 13.9 million gallons of LPG per month although actual quantities supplied under such agreements during the six months ended January 31, 2005 was approximately 10.7 million gallons per month.

     As a limited partnership, Rio Vista is expected to have the following benefits.

     - Tax Efficiency. As a limited partnership, Rio Vista will be able to operate in a more tax efficient manner by eliminating corporate federal income taxes on a portion of future taxable income which would have been fully subject to corporate federal income taxes.

     - Raising Capital. As a limited partnership, Rio Vista will have an improved ability to raise capital for expansion.

     - Acquisitions. Due to industry preference and familiarity with the limited partnership structure, Rio Vista will have a competitive advantage over a company taxed as a corporation in making acquisitions of assets that generate "qualifying income," as this term is defined in Section 7704 of the Internal Revenue Code.

     - Recognition. As a limited partnership, Rio Vista anticipates that it will receive increased analyst coverage and acceptance in the marketplace.

LPG SALES

     Beginning October 1, 2004 through December 31, 2004, Rio Vista sold LPG to PMI under monthly sales agreement. The monthly sales agreements provided for minimum LPG volumes of approximately 11.1 million gallons in October and November and 11.7 million gallons in December 2004. The following table shows Rio Vista's actual volumes sold to PMI in gallons and average sales price for the period operations commenced (October 1, 2004) through December 31, 2004 and actual sales to PMI by Penn Octane in gallons and average sales price for the comparative months of October through December 2003.

                                                       2003   2004
                                                      -----  -----
Volume Sold

     LPG (millions of gallons) - PMI                   56.7   37.3

Average sales price

     LPG (per gallon) - PMI                           $0.67  $0.94

     RECENT TRENDS. Since April 2004, PMI had contracted with Penn Octane and Rio Vista (subsequent to the Spin-Off) for volumes which were significantly lower than amounts purchased by PMI from Penn Octane in similar periods during previous years. See Liquidity and Capital Resources - Sales to PMI below. Rio Vista believes that the reduction of volume commitments is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista's Matamoros Terminal Facility. Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in early 2006. Rio Vista is not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts. Rio Vista still believes that its LPG supplies are competitive with the necessary U.S. imports of LPG by PEMEX and that the LPG volumes which are actually produced from the Burgos Basin would not eliminate the need for U.S. LPG imports by PEMEX and that LPG volumes produced from the Burgos Basin would be more economically suited for distribution to points further south in Mexico rather than Rio Vista's strategic zone.

     During June 2004, Valero L.P., a U.S. limited partnership ("Valero") began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines which connect directly to Valero Energy Corporation's Corpus Christi, Texas and Three Rivers, Texas refineries. Valero has contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. Valero has also indicated that it intends to increase capacity of its Nuevo Laredo terminal to 10.1 million gallons per month. Rio Vista believes that if Valero intends to maximize capacity of these facilities, then Valero would be required to obtain additional LPG supplies from major LPG hubs located in Corpus Christi and Mont Belvieu, Texas. Accordingly, Rio Vista believes that any additional supplies over amounts currently available to the Mexican market through Valero's system could be more expensive than Rio Vista's currently available supplies and delivery systems.

     During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to Rio Vista's strategic zone. Rio Vista is not aware of any future plans for these facilities.

     During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX's Cadereyta Refinery in Monterey, Mexico to terminal facilities operated by Transmontagne,
Inc.,  in  Brownsville,  Texas.   Transmontagne  is  a  U.S.  corporation.  The
pipeline crosses the U.S.-Mexico border near the proximity of Rio Vista's U.S. - Mexico Pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has warranted that it will not transport LPG through October 15, 2017.

RESULTS OF OPERATIONS

     RIO VISTA COMMENCED OPERATIONS ON OCTOBER 1, 2004. THE FOLLOWING DISCUSSION OF REVENUES IS BASED ON A COMPARISON OF RIO VISTA'S SALES DURING THE PERIOD OF OPERATIONS WITH SALES MADE BY PENN OCTANE TO PMI DURING THE COMPARATIVE PERIOD ONE YEAR EARLIER. SINCE ALL COSTS OF RIO VISTA ARE NOT
COMPARATIVE WITH PRIOR PERIOD RESULTS REPORTED BY PENN OCTANE, NO COMPARATIVE DISCUSSION HAS BEEN MADE BUT RATHER A DISCUSSION OF THE COMPONENTS COMPRISING THESE COSTS.

     PERIOD OF OPERATIONS COMMENCING OCTOBER 1, 2004 THROUGH DECEMBER 31, 2004 COMPARED WITH PENN OCTANE'S SALES TO PMI FOR THE PERIOD OCTOBER 1, 2003 THROUGH DECEMBER 31, 2003

     Revenues. Revenues for the period October 1, 2004 through December 31, 2004, were $35.2 million compared with $38.4 million for the comparative period one year earlier, a decrease of $3.2 million or 8.3%. Of this decrease, $18.3 million was attributable to decreased volumes of LPG sold to PMI during the period October 1, 2004 through December 31, 2004, partially offset by $15.1 million attributable to increases in average sales prices of LPG sold to PMI during the period October 1, 2003 through December 31, 2003.

     Cost of goods sold. Cost of goods sold for the period October 1, 2004 through December 31, 2004 was $33.8 million. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Costs of goods sold also included other direct costs related to Rio Vista's LPG operations, including costs associated with operating the Brownsville and Matamoros terminal facilities.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.3 million for the period October 1, 2004 through December 31, 2004. These costs were comprised of indirect selling general expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees.

     Other income (expense). Other income (expense) was $(101,000) for the period October 1, 2004 through December 31, 2004 and is comprised of interest costs allocated to Rio Vista by Penn Octane in connection with the RZB Credit Facility.

     Mexican  Income  tax.   Rio  Vista  incurred  $22,000 of Mexican income tax
expense  related  to  its Mexican subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     General. Rio Vista commenced operations on October 1, 2004 and only had nominal cash at the time of the Spin-Off. Rio Vista pays all of its direct costs and expenses, and Rio Vista reimburses Penn Octane for cost and expenses paid by Penn Octane on behalf of Rio Vista. As discussed below, Rio Vista sells LPG to PMI and purchases the LPG from Penn Octane. Rio Vista's LPG Supply Agreement with Penn Octane provides that it pays Penn Octane for LPG purchased upon receipt of the proceeds from sales to PMI. Rio Vista intends to distribute any "available cash" as defined in the Agreement to its unitholders on a quarterly basis.

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

     Guarantees and Assets Pledged on Certain of Penn Octane's Obligations. Rio Vista has agreed to guarantee certain of Penn Octane's obligations to creditors and all of Rio Vista's assets are pledged as collateral for those obligations of Penn Octane to such creditors. In addition, Rio Vista has agreed to indemnify
Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Consequently, Rio Vista may be unable to obtain financing using these pledged assets as collateral and Rio Vista's inability to borrow on these assets may adversely affect Rio Vista's results of operations and ability to make distributions to its unitholders. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under Penn Octane's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

     The following table reflects cash flows for the period from inception, July 10, 2003, to December 31, 2003 and the year ended December 31, 2004. All information is in thousands.

                                                For the period from
                                             Inception, July 10, 2003,    For the year ended
                                                to December 31, 2003      December 31, 2004
                                             --------------------------  --------------------

Net cash provided by operating activities    $                        1  $             4,003

Net cash used in investing activities                                 -                  (16)

Net cash provided by (used in) in financing
activities                                                            1               (3,976)
                                             --------------------------  --------------------

Net increase in cash                         $                        2  $                11
                                             ==========================  ====================

     The  following  is  a  discussion  of  the  guaranteed  obligations:

   RZB OBLIGATION

     Rio Vista's LPG purchases are financed entirely by Penn Octane through its credit facility with RZB Finance, LLC ("RZB"). As of December 31, 2004, Penn Octane had a $20.0 million credit facility with RZB for demand loans and standby letters of credit (the "RZB Credit Facility") to finance Penn Octane's purchases of LPG and gasoline and diesel fuel ("Fuel Products") in connection with Penn Octane's fuel sales business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane's obligations with respect to the RZB Credit Facility. In connection with Rio Vista's guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the "District") for the land on which Rio Vista's Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane's purchase of LPG under the RZB Credit Facility.

     Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of
(i)  $500,  (ii)  2.5%  of  the maximum face amount of such letter of credit, or
(iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (5.25% at December 31, 2004) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility at any time, and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. Jerome B. Richter, Penn Octane's Chief Executive Officer has personally guaranteed all of Penn Octane's and Rio Vista's payment obligations with respect to the RZB Credit Facility.

     Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10.0 million.

     Under the terms of the RZB Credit Facility, all cash from Rio Vista's LPG sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Accordingly, Rio Vista only receives net proceeds from the restricted cash account when the amounts of collateral provided by Penn Octane and Rio Vista exceed all liabilities under outstanding letters of credit issued on behalf of Penn Octane, at the sole discretion of RZB. Historically RZB has not unduly withheld net proceeds from Penn Octane, and Rio Vista does not expect that RZB will unduly withhold net proceeds from Rio Vista. Upon the release of Rio Vista's net proceeds from Rio Vista's restricted cash account, Rio Vista is then required to pay any remaining amounts due Penn Octane, if any, for the supply of LPG and other allocated or direct expenses.

     LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $101,000 for the year ended December 31, 2004.

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

   LONG-TERM DEBT

     Long-term debt of Penn Octane guaranteed by Rio Vista and on which certain of its assets are pledged totaled $1.8 million at December 31, 2004. This debt is due on December 15, 2005. Interest is payable quarterly at a rate of 16.5% per annum.

   OBLIGATIONS AND ASSETS PLEDGED

     The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista's assets are pledged total $21.4 million at December 31, 2004, based on Penn Octane's most recently filed Transition Report on Form 10-Q, and the unaudited amounts were as follows (in millions):

     LPG and fuel products trade payables                       $13.2
     Total debt                                                 $ 1.9
     Lines of credit                                            $ 1.4
     Letters of credit in excess of LPG and fuel products
       trade payables                                           $ 4.9

     Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane's credit facility and certain other debt total $34.1 million at December 31, 2004 and the unaudited amounts were as follows (in millions):

     Accounts receivable                                        $ 9.2
     Restricted cash                                            $ 5.4
     Inventory                                                  $ 3.5
     Property, plant and equipment, net                         $16.0

     Rio Vista's assets that are included in the above amounts are as follows (in millions):

     Accounts receivable                                        $ 5.8
     Restricted cash                                            $ 4.0
     Inventory                                                  $  .2
     Property, plant and equipment, net                         $14.2

     The following is a summary of Rio Vista's estimated minimum contractual obligations as of December 31, 2004.

                                                           PAYMENTS DUE BY PERIOD
                                                            (AMOUNTS IN MILLIONS)
                                      ---------------------------------------------------------------
                                                    Less than      1 - 3        4 - 5        After
    Contractual Obligations              Total       1 Year        Years        Years       5 Years
------------------------------------  -----------  -----------  -----------  -----------  -----------
Long-Term Debt Obligations            $         -  $         -  $         -  $         -  $         -
Operating Leases                               .2           .1           .1            -            -
LPG Purchase Obligations                        -            -            -            -            -
Other Long-Term Obligations                     -            -            -            -            -
                                      -----------  -----------  -----------  -----------  -----------
  Total Contractual Cash Obligations  $        .2  $        .1  $        .1  $         -  $         -
                                      ===========  ===========  ===========  ===========  ===========

The following is a summary of Rio Vista's estimated minimum commercial obligations as of December 31, 2004, based on Penn Octane's most recently filed Transition report on Form 10-Q as of December 31, 2004.

                                                       AMOUNT OF COMMITMENT EXPIRATION
                                                                 PER PERIOD
                                                            (AMOUNTS IN MILLIONS)

                                  ------------------------------------------------------------------------------
     Commercial                   Total Amounts      Less than         1 - 3           4 - 5            Over
         Commitments                 Committed         1 Year          Years           Years          5 Years
--------------------------------  --------------  --------------  --------------  --------------  --------------
Lines of Credit                   $            -  $            -  $            -  $            -  $            -
Standby Letters of Credit                      -               -               -               -               -
Guarantees                                  21.4            21.3              .1               -               -
Standby Repurchase Obligations               N/A             N/A             N/A             N/A             N/A
Other Commercial Commitments                 N/A             N/A             N/A             N/A             N/A
                                  --------------  --------------  --------------  --------------  --------------
  Total Commercial Commitments    $         21.4  $         21.3  $           .1  $            -  $            -
                                  ==============  ==============  ==============  ==============  ==============


     If Penn Octane's cash flow from operations is not adequate to satisfy such payment of liabilities and obligations and/or tax liabilities when due and Rio Vista is unable to satisfy its guarantees and /or tax indemnification agreement, Penn Octane and/or Rio Vista may be required to pursue additional debt and/or equity financing. In such event, Penn Octane's management and the General Partner do not believe that Penn Octane and/or Rio Vista would be able to obtain such financing from traditional commercial lenders. In addition, there can be no assurance that such additional financing will be available on terms attractive to Penn Octane and/or Rio Vista or at all. If additional financing is available through the sale of Penn Octane's and/or Rio Vista's equity and/or other securities convertible into equity securities through public or private financings, substantial and immediate dilution may occur. There is no assurance that Rio Vista would be able to raise any additional capital if needed. If additional financing cannot be accomplished and Rio Vista is unable to pay its liabilities and obligations when due or to restructure certain of Penn Octane's liabilities and obligations, Rio Vista may suffer material adverse consequences to its business, financial condition and results of operations.

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

     Partnership Tax Treatment. Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista's Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista's Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted basis in Rio Vista.

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

     If Rio Vista was classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Rio Vista's items of income, gain, loss and deduction would be reflected only on Rio Vista's tax return rather than being passed through to Rio Vista's unitholders, and Rio Vista's net income would be taxed at corporate rates.

     If Rio Vista was treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista's ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista's common units.

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

     Distributions of Available Cash. All unitholders, including the General Partner, have the right to receive distributions of "available cash" as defined in the Agreement from Rio Vista in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed (see note J to the consolidated financial statements).

     Cash distributions from Rio Vista are shared by the holders of the common units and the General Partner interest as described in the Agreement based on a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the common units as annual cash distributions exceed certain milestones.

     On January 14, 2005 the board of managers of Rio Vista approved the payment of $0.25 cash distribution per common unit to all Rio Vista common unitholders and a corresponding distribution to the General Partner as of the record date February 9, 2005. The distribution was paid on February 14, 2005.

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

     Sales to PMI. On March 31, 2004, Penn Octane's sales agreement with PMI (the "Contract") expired. During the months of October 2004 through December 2004, Rio Vista and PMI entered into monthly agreements for the minimum sale of
11.1 million gallons of LPG in October and November 2004 and 11.7 million gallons in December 2004 ("Monthly 2004 Contracts"). Prior to the Spin-Off, during the period April 1, 2004 through September 30, 2004, Penn Octane entered into monthly agreements for the minimum sale of 11.1 million gallons - 13.0 million gallons of LPG.

     During December 2004, Rio Vista and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 for the minimum sale of 11.7 million gallons of LPG for the months of January and February and 11.1 million gallons of LPG for the month of March ("Quarterly Agreement").

     The following table describes the minimum monthly gallons of LPG to be purchased by PMI and the actual monthly gallons purchased by PMI under monthly contracts from April 1, 2004 through December 31, 2004 and the Quarterly
Agreement:

                                         MINIMUM        ACTUAL
                                        CONTRACT        VOLUMES
                                         GALLONS        GALLONS
                    MONTH (*)   YEAR  (IN MILLIONS)  (IN MILLIONS)
                    ----------  ----  -------------  -------------
                    April       2004           13.0           13.1
                    May         2004           13.0           13.4
                    June        2004           13.0           13.8
                    July        2004           11.7           12.3
                    August      2004           11.7           12.4
                    September   2004           11.7           11.8
                    October     2004           11.1           10.9
                    November    2004           11.1           12.4
                    December    2004           11.7           13.9
                    January     2005           11.7           12.7
                    February    2005           11.7            9.9
                    March       2005           11.1            9.6

                    * Rio Vista began operations in October 2004.


     Rio Vista continues to negotiate a new long-term LPG contract with PMI. There is no assurance that a LPG contract with PMI will be obtained, and if so, that the terms will be more or less favorable than those of the Quarterly Agreement. Until the terms of a new long-term contract are reached, Rio Vista expects to enter into additional monthly agreements similar to the Quarterly Agreement.

     Rio Vista's management believes that PMI's reduction of volume commitments for April 2004 through March 2005 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista's Matamoros Terminal Facility. In the event the volume of LPG purchased by PMI under future month-to-month agreements declines below the current volume levels shown above, assuming margins remain unchanged, Rio Vista may suffer material adverse consequences to its business, financial condition and results of operations to the extent that Penn Octane is unable to obtain additional favorable price reductions in connection with its LPG supply agreement. In connection with the LPG supply agreement, Penn Octane may continue to seek further price concessions from LPG suppliers. If Penn Octane is unsuccessful in lowering its LPG costs and current volumes decline and/or Rio Vista is forced to accept similar or lower prices for sales to PMI, the results of operations of Rio Vista may be adversely affected. Rio Vista may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

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

     LPG Supply Agreement. Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista's customers would not require the use of any of the assets Penn Octane contributed to Rio Vista or Penn Octane ceases to have the right to access the Leased Pipeline.

     Under the LPG Supply Agreement, Penn Octane supplies all of Rio Vista's LPG requirements in connection with its LPG sales obligations to PMI. The purchases of the LPG are at fluctuating prices and are determined based on the cost of LPG under Penn Octane's agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. Rio Vista expects the aggregate costs per gallon to purchase LPG (less any applicable adjustments) to be below the aggregate sales prices per gallon of LPG sold to PMI. Rio Vista believes that its LPG Supply Agreement with Penn Octane provides it with an advantage over competitors in the supply of LPG to PMI based on Penn Octane's adequate volumes and price provided for in its agreements with its LPG suppliers, and Penn Octane's Leased Pipeline which takes the LPG directly to Rio Vista's Brownsville Terminal Facility from those suppliers. The Leased Pipeline's capacity is estimated to be between 25.0 million and 30.0 million gallons per month.

     Under the terms of the Supply Contracts, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane's existing letter of credit facility may not be adequate to meet the letter of credit requirements under agreements with the suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

     The  LPG  Supply  Agreement  terminates  on  the  earlier  to  occur  of:

          -    Penn  Octane  ceases  to  have  the  right  to  access the Leased
               Pipeline that connects to Rio Vista's Brownsville Terminal Facility; and

          - Rio Vista ceases to sell LPG using any of the assets contributed by Penn Octane to Rio Vista pursuant to the Spin-Off.

     Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of receiving, conveying, storing and delivering LPG to final users is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. Rio Vista's consolidated Mexican affiliate, Tergas, S. de R.L. de C.V. ("Tergas"), has been granted the permit to operate the Matamoros Terminal Facility and Rio Vista relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Rio Vista pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     Through Rio Vista's operations in Mexico and the operations of the Mexican subsidiaries and Tergas, Rio Vista is subject to the tax laws of Mexico which, among other things, require that Rio Vista comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign entities, including dividends and interest payments may be subject to Mexican withholding taxes.

     During July 2003, Penn Octane acquired an option to purchase Tergas, which is 95% owned by Vicente Soriano, an employee of Penn Octane, and the remaining balance owned by Abelardo Mier, a consultant of Penn Octane, for a nominal price of approximately $5,000. The option was transferred to Rio Vista on September 30, 2004.

     Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Articulo 27 Constitutional en el Ramo del Petroleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Organica del Petroleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petroleos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, the Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). Rio Vista expects to sell LPG directly to independent Mexican distributors as well as PMI upon Deregulation. Rio Vista anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with Rio Vista.

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

     COMMON UNITS

     In connection with the Spin-Off on September 30, 2004, Rio Vista issued 1,910,656 common units to the holders of Penn Octane common stock.

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

     GENERAL PARTNER INTEREST

     The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane. Penn Octane has granted options to its Chief Executive Officer and to its President to purchase 50% of its general partner interest. In the event these two options are exercised, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

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

     COMMON UNIT WARRANTS. Holders of unexercised warrants of Penn Octane as of the date of the Spin-Off received new warrants to purchase common units of Rio Vista to reflect the transfer of assets from Penn Octane into Rio Vista. As of the date of the Spin-Off, Penn Octane had 2,542,500 warrants to purchase common stock outstanding. The number of Rio Vista warrants issued to the holders of Penn Octane warrants as of the date of the Spin-Off was 317,813, determined by dividing the existing number of warrants of Penn Octane by eight. The exercise price of the Rio Vista warrants was determined by multiplying the original exercise price of the existing Penn Octane warrants by 5.05. The expiration date of these warrants is the same as the existing Penn Octane warrants.

     In connection with an employment agreement with Penn Octane's President, Richard Shore, Jr., Shore Capital LLC, an affiliate of Mr. Shore, received warrants to acquire 97,415 common units of Rio Vista with an exercise price of $8.47 per common unit. On October 1, 2004, Rio Vista recorded approximately $344,000 of compensation cost related to these warrants. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

     During January 2004, in connection with $1.8 million of debt obligations of Penn Octane, Penn Octane agreed to issue, in the future, an aggregate of 110,250 warrants to purchase Rio Vista common units ("Rio Vista Warrants"). The exercise price of the warrants is to be determined based on the amount of the first quarterly distribution paid by Rio Vista. As a result of the approval of the payment of Rio Vista's first cash distribution on January 14, 2005 (see below), Rio Vista granted the immediately exercisable warrants having an exercise price of $5.00 and recorded a discount of approximately $422,000 which is reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. The Rio Vista Warrants will expire on December 15, 2006.

     On February 14, 2005 Rio Vista made a cash distribution of approximately $500,000.

     On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (the "2005 Plan"). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. In addition, the board of managers may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

     On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under Rio Vista's 2005 Equity Incentive Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which is the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

     The Spin-Off. During September 2003, Penn Octane's board of directors and the independent committee of its board of directors formally approved the terms of the Spin-Off and Rio Vista filed a Form 10 registration statement with the Securities and Exchange Commission. On September 30, 2004, all of Penn Octane's limited partnership interest in Rio Vista was distributed to Penn Octane's stockholders. Each stockholder of Penn Octane on September 30, 2004, received one common unit of the limited partnership interest of Rio Vista for every eight shares of Penn Octane's common stock owned.

     As a result of the Spin-Off, Rio Vista owns and operates the LPG, distribution, transportation and marketing business previously conducted by Penn Octane. All of the assets transferred to Rio Vista in connection with the Spin-Off have been transferred at historical costs and related accumulated depreciation of Penn Octane at the date of the Spin-Off. Rio Vista began selling LPG to PMI upon the completion of the Spin-Off and at that time also began purchasing LPG from Penn Octane under the LPG Supply Agreement.

     The General Partner is responsible for managing the operations and activities of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Penn Octane controls Rio Vista by virtue of its current ownership, management and voting control of the General Partner. Therefore, Rio Vista is accounted for as a consolidated subsidiary of Penn Octane for financial accounting purposes.

     INTERCOMPANY PURCHASE AGREEMENT FOR LPG

     Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements (see LPG Supply Agreement above).

     OMNIBUS AGREEMENT

     In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Penn Octane.

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

     Realization of Assets. The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista is dependent on Penn Octane's ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista's only source of revenue is from sales of LPG to PMI and it operates under short-term sales agreements with PMI. Since April 1, 2004, through the date of the Spin-Off, Penn Octane had also been operating under short-term sales agreements with PMI. The monthly volumes of LPG sold by Penn Octane to PMI since April 1, 2004 have been materially less than historical levels. Additionally the monthly volumes of LPG sold by Rio Vista to PMI since October 1, 2004 have also been materially less than Penn Octane's historical levels.

     Rio Vista has guaranteed certain of Penn Octane's obligations. Substantially all of Rio Vista's and Penn Octane's assets are pledged or committed to be pledged as collateral on $1.8 million of Penn Octane's existing debt and the RZB Credit Facility, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane's Report of Independent Certified Public Accountants on the consolidated financial statements of Penn Octane at July 31, 2004 contains an explanatory paragraph which describes an uncertainty about Penn Octane's ability to continue as a going concern. In addition, Penn Octane's ability to obtain cash from operations or additional debt or equity financing may be limited which could subject the Rio Vista's assets to foreclosure by Penn Octane's creditors.

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

IMPACT OF INFLATION

     Inflation in the United States and Mexico has been relatively low in recent years and did not have a material impact on the consolidated financial statements of Rio Vista. However, inflation remains a factor in the United States and Mexico economies and could increase Rio Vista's cost to acquire or replace property, plant and equipment as well as our labor and supply costs.

     Rio Vista may be adversely impacted as a result of increases in LPG prices, which are related to oil and natural gas prices, because of limits on Penn Octane's credit facility.

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

     In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, "Inventory Costs - An Amendment of ARB No. 43 Chapter 4"
("SFAS 151") which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Rio Vista has determined that SFAS 151 will not have a material impact on their consolidated results of operations, financial position or cash flows.

     During December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for Rio Vista beginning July 1, 2005. Rio Vista will apply the modified prospective method as provided for in SFAS 123R, and therefore the financial statements of Rio Vista for interim and annual periods prior to the adoption of SFAS 123R will not reflect any restatements.

     In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, "Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. Rio Vista has determined that SFAS 153 will not have a material impact on their consolidated results of operations, financial position or cash flows.

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

     Revenue recognition - Rio Vista expects in the future to enter into sales agreements to sell LPG for future delivery. Rio Vista will not record sales until the LPG is delivered to the customer.

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

     Unit-based compensation - Rio Vista accounts for unit-based compensation using the provisions of APB 25 (intrinsic value method), which is permitted by SFAS 123. The difference in net income, if any, between the intrinsic value method and the method provided for by SFAS 123 (fair value method) is required to be disclosed in the financial statements on an annual and interim basis as a result of the issuance of SFAS 148.

     Allowance for doubtful accounts - The carrying value of trade accounts receivable is based on estimated fair value. The determination of fair value is subject to management's judgments and is based on estimates that management is required to make.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

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

     Rio Vista does not maintain quantities of LPG inventory in excess of quantities actually ordered by PMI or other customers. Therefore, Rio Vista has not currently entered into and does not currently expect to enter into any arrangements in the future to mitigate the impact of commodity price risk.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


               Report of Independent Certified Public Accountants
            -------------------------------------------------------


To the Board of Managers of Rio Vista GP LLC,
  General Partner of Rio Vista Energy Partners L.P.

We have audited the accompanying consolidated balance sheets of Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) as of December 31, 2003 and 2004, and the related consolidated statements of operations, Partners' Capital, and cash flows for the period from inception, July 10, 2003, to December 31, 2003 and the year ended December 31, 2004. These financial statements are the responsibility of Rio Vista's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rio Vista as of December 31, 2003 and 2004, and the consolidated results of their operations and their consolidated cash flows for the period from inception, July 10, 2003, to December 31, 2003 and the year ended December 31, 2004 in conformity with United States generally accepted accounting principles.

We have also audited Schedule II of Rio Vista for the period from inception, July 10, 2003, to December 31, 2003 and the year ended December 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Rio Vista will continue as a going concern. As discussed in note N to the consolidated financial statements, conditions exist which raise substantial doubt about Rio Vista's ability to continue as a going concern including 1) Rio Vista's dependence on Penn Octane to continue as a going concern and 2) continued sales to PMI at acceptable volumes and margins to provide sufficient cash flow to pay Rio Vista's expenses and guarantees of Penn Octane's obligations assuming Penn Octane's inability to pay such obligations. Management's plans in regard to these matters are also described in note N. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.




                                     /s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
February  2, 2005

                           RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31,

                                               ASSETS


                                                                                2003         2004
                                                                             -----------  -----------
Current Assets
  Cash                                                                       $     2,000  $    13,000
  Restricted cash                                                                      -    3,983,000
  Trade accounts receivable (less allowance for doubtful accounts of $0 at
  2003 and 2004)                                                                       -    5,785,000
  Inventories                                                                          -      198,000
  Prepaid expenses and other current assets                                            -        9,000
                                                                             -----------  -----------
    Total current assets                                                           2,000    9,988,000
Property, plant and equipment - net                                                    -   14,244,000
Other non-current assets                                                               -       12,000
                                                                             -----------  -----------
      Total assets                                                           $     2,000  $24,244,000
                                                                             ===========  ===========

        The accompanying notes are an integral part of these statements.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                  DECEMBER 31,

                        LIABILITIES AND PARTNERS' CAPITAL


                                                  2003         2004
                                               -----------  -----------
Current Liabilities
  Due to Penn Octane Corporation, net          $     1,000  $ 8,632,000
  Accounts payable                                       -      290,000
  Mexican taxes payable                                  -       27,000
  Accrued liabilities                                    -      382,000
                                               -----------  -----------
    Total current liabilities                        1,000    9,331,000
Commitments and contingencies                            -            -
Partners' Capital
  Common units                                       1,000   14,615,000
  General partner's equity                               -      298,000
                                               -----------  -----------
    Total Partners' Capital                          1,000   14,913,000
                                               -----------  -----------
      Total liabilities and Partners' Capital  $     2,000  $24,244,000
                                               ===========  ===========


        The accompanying notes are an integral part of these statements.

                    RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the period
                                                      from
                                                inception, July
                                                  10, 2003, to         Year ended
                                                  December 31,        December 31,
                                                      2003                2004
                                                ----------------  --------------------
Revenues                                        $              -  $        35,181,000
Cost of goods sold                                             -           33,788,000
                                                ----------------  --------------------
    Gross profit                                               -            1,393,000
Selling, general and administrative expenses
      Legal and professional fees                              -              160,000
      Salaries and payroll related expenses                    -              724,000
      Other                                                    -              449,000
                                                ----------------  --------------------
                                                               -            1,333,000
        Operating income                                       -               60,000
Other income (expense)
    LPG financing expense                                      -             (101,000)
                                                ----------------  --------------------
        Income before taxes                                    -              (41,000)
Provision (benefit) for Mexican income taxes                   -               22,000
                                                ----------------  --------------------
        Net loss                                $              -  $           (63,000)
                                                ================  ====================

Net loss allocable to the partners              $              -  $           (63,000)
  Less general partner's interest in net loss                  -               (1,000)
                                                ----------------  --------------------
Net loss allocable to the common units          $              -  $           (62,000)
                                                ================  ====================

Net loss per common unit                        $              -  $             (0.03)
                                                ================  ====================
Net loss per common unit assuming dilution      $              -  $             (0.03)
                                                ================  ====================
Weighted average common units outstanding                      -            1,910,656
                                                ================  ====================

        The accompanying notes are an integral part of these statements.

                        RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


                                              COMMON UNITS
                                         -------------------------                   TOTAL
                                                                      GENERAL      PARTNERS'
                                            UNITS        AMOUNT       PARTNER       CAPITAL
                                         -----------  ------------  ------------  ------------
BALANCE AS OF JULY 10, 2003 (INCEPTION)            -  $         -   $         -   $         -
Net income                                         -            -             -             -
Cash distributions to partners                     -            -             -             -
Initial capitalization                             -        1,000             -         1,000
                                         -----------  ------------  ------------  ------------

BALANCE AS OF DECEMBER 31, 2003                    -        1,000             -         1,000
Contribution of assets by Penn Octane
  Corporation                                      -   14,339,000       292,000    14,631,000
Spin-Off                                   1,910,656            -             -             -
Net loss                                           -      (62,000)       (1,000)      (63,000)
Cash distribution to partners                      -            -             -             -
Grant of warrants                                  -      337,000         7,000       344,000
                                         -----------  ------------  ------------  ------------

BALANCE AS OF DECEMBER 31, 2004            1,910,656  $14,615,000   $   298,000   $14,913,000
                                         ===========  ============  ============  ============

        The accompanying notes are an integral part of these statements.

                                     RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the period from
                                                                              inception, July 10,
                                                                                    2003, to             Year ended
                                                                                  December 31,          December 31,
                                                                                      2003                  2004
                                                                              --------------------  ---------------------
Cash flows from operating activities:
Net loss                                                                      $                  -  $            (63,000)
Adjustments to reconcile net income  to net cash  provided by  (used in)
operating activities:
    Depreciation                                                                                 -               178,000
    Unit-based compensation                                                                                      344,000
Changes in current assets and liabilities:
    Trade accounts receivable                                                                    -            (5,753,000)
    Inventories                                                                                  -                (3,000)
    Prepaid and other current assets                                                             -                (9,000)
    Trade accounts payable                                                                       -               269,000
    Due to Penn Octane Corporation, net                                                          -             8,720,000
    Other accounts payable and accrued liabilities                                           1,000               293,000
    Mexican taxes payable                                                                        -                27,000
                                                                              --------------------  ---------------------
Net cash provided by operating activities                                                    1,000             4,003,000
Cash flows from investing activities:
    Capital expenditures                                                                         -               (16,000)
                                                                              --------------------  ---------------------
    Net cash used in investing activities                                                        -               (16,000)
Cash flows from financing activities:
    Increase in restricted cash                                                                  -            (3,983,000)
    Initial capitalization                                                                   1,000                     -
    Cash received from the Mexican subsidiaries upon transfer of the assets                      -                 7,000
                                                                              --------------------  ---------------------
    Net cash provided by (used) in financing activities                                      1,000            (3,976,000)
                                                                              --------------------  ---------------------
            Net increase in cash                                                             2,000                11,000
Cash at beginning of period                                                                      -                 2,000
                                                                              --------------------  ---------------------
Cash at end of period                                                         $              2,000  $             13,000
                                                                              ====================  =====================
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest                                                                  $                  -  $                  -
                                                                              ====================  =====================
Supplemental disclosures of noncash transactions:
    Assets transferred in connection with the Spin-Off                        $                  -  $         14,624,000
                                                                              ====================  =====================


        The accompanying notes are an integral part of these statements.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (Assets) to Rio Vista Operating Partnership L.P.(RVOP) (ii) the transfer of its 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders
(Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding capital and 100% of Rio Vista's limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries are hereinafter referred to as "Rio Vista".

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

All of Rio Vista's LPG operations are conducted through, and Rio Vista's LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest as provided for in Rio Vista's partnership agreement (Agreement). The General Partner has sole responsibility for conducting Rio Vista's business and for managing Rio Vista's operations in accordance with the Agreement. Other than the foregoing distributions, the General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista's business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista's behalf.

Rio Vista purchases LPG from Penn Octane under a long-term supply agreement (LPG Supply Agreement). The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane's agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

Historically, up until the date of the Spin-Off, Penn Octane has sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline which connects ExxonMobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista's Brownsville Terminal Facility (Leased Pipeline). In addition, Penn Octane has access to a twelve-inch pipeline which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (ECCPL) as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with Penn Octane's lease agreement for the Leased Pipeline, Penn Octane may access up to 21,000,000 gallons of storage located in Markham, Texas (Markham Storage), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane's long term supply agreements in effect as of January 31, 2005 with its suppliers in southeast Texas require Penn Octane to purchase minimum quantities of LPG totaling up to 13,900,000 gallons of LPG per month although actual quantities supplied under such agreements during the six months ended January 31, 2005 was approximately 10,700,000 gallons per month.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION  - CONTINUED

BASIS OF PRESENTATION
---------------------

The accompanying consolidated financial statements include Rio Vista and its United States subsidiaries including RVOP, Rio Vista Operating GP LLC and Penn Octane International, L.L.C., and its Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex) and Termatsal, S. de R.L. de C.V. (Termatsal) and its consolidated affiliate, Tergas, S. de R.L. de C.V. (Tergas). All significant intercompany accounts and transactions are eliminated.

Rio Vista was inactive until September 30, 2004, the date of the Spin-Off and operations did not commence until October 1, 2004. Accordingly, there are no results of operations during the period ended December 31, 2003.


NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements are as follows.

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

     (a) Brownsville Terminal related assets are depreciated over their estimated useful lives, not to exceed the term of Penn Octane's pipeline lease.

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

     Rio Vista's Mexican subsidiaries account for deferred taxes in accordance with SFAS 109, "Accounting for Income Taxes". Under the liability method specified therein, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and Mexican tax return purposes are the amortization of start-up costs and reserves for various expenses.

     Rio Vista's Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista's Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government.

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

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, Rio Vista's pro forma net income (loss), and net income (loss) per common unit would have been as follows for the years ended December 31,:

                                                                     2003        2004
                                                                  ----------  -----------
       Net income (loss) as reported                              $       -   $  (63,000)

       Add:  Unit-based employee compensation expense
       included in reported net loss                                      -      344,000

       Less:  Total unit-based employee compensation
       expense determined under fair value based method for
       all awards                                                         -     (311,000)
                                                                  ----------  -----------
       Net income (loss) pro forma                                        -      (30,000)

       Net income (loss) allocable to the common units pro forma          -      (29,000)

       Net income (loss) per common unit, as reported                     -         (.03)

       Net income (loss) per common unit, pro forma                       -         (.02)

       Net income (loss) per common unit assuming dilution,
       as reported                                                        -         (.03)

       Net income (loss) per common unit assuming dilution,
       pro forma                                                          -         (.02)

     The following assumptions were used for grants of warrants to employees in the year ended December 31, 2004, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 8.3%; expected volatility of 36.9%; risk free interest rate of 3.09%; and expected life of 1.71 years.

     During December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R). SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for Rio Vista beginning July 1, 2005. Rio Vista will apply the modified prospective method as provided for in SFAS 123R, and therefore the financial statements of Rio Vista for interim and annual periods prior to the adoption of SFAS 123R will not reflect any restatements.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     11.  FINANCIAL  INSTRUMENTS

     Rio Vista has adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or partner's capital (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designed after June 30, 2003. At December 31, 2003 and 2004 Rio Vista had no derivative financial instruments.

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

     15.  GUARANTEES

     In November 2002, the Financial Accounting Standards board issued Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires guarantors to disclose certain information about guarantees of indebtedness of others (see note J). In addition, under certain circumstances, those guarantees may result in such debts being recorded in the guarantor's financial statements.


NOTE  C  -  SPIN-OFF

     During September 2003, Penn Octane's board of directors and the independent committee of its board of directors formally approved the terms of the Spin-Off and Rio Vista filed a Form 10 registration statement with the Securities and Exchange Commission. On September 30, 2004, all of Penn Octane's limited partnership interest in Rio Vista was distributed to Penn Octane's stockholders. Each stockholder of Penn Octane on September 30, 2004, received one common unit of the limited partnership interest of Rio Vista for every eight shares of Penn Octane's common stock owned.

     As a result of the Spin-Off, Rio Vista owns and operates the LPG, distribution, transportation and marketing business previously conducted by Penn Octane. All of the assets transferred to Rio Vista in connection with the Spin-Off have been transferred at historical costs and related accumulated depreciation of Penn Octane at the date of the Spin-Off. Rio Vista began selling LPG to PMI upon the completion of the Spin-Off and at that time also began purchasing LPG from Penn Octane under the LPG Supply Agreement.

     The General Partner is responsible for managing the operations and activities of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Penn Octane controls Rio Vista by virtue of its current ownership, management and voting control of the General Partner. Therefore, Rio Vista is accounted for as a consolidated subsidiary of Penn Octane for financial accounting purposes.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  D  -  INCOME  (LOSS)  PER  COMMON  UNIT

     The following tables present reconciliations from income (loss) per common unit to income (loss) per common unit assuming dilution (see note I for the warrants):

                                                        For the year ended December 31, 2004
                                                      -----------------------------------------
                                                      Income (Loss)      Shares       Per-Unit
                                                       (Numerator)    (Denominator)    Amount
                                                      --------------  -------------  ----------
     Net income (loss) available to the common units  $     (62,000)

     BASIC EPS
     Net income (loss) available to the common units        (62,000)      1,910,656  $   (0.03)
                                                                                     ==========

     EFFECT OF DILUTIVE SECURITIES
     Warrants                                                     -               -
                                                      --------------  -------------

     DILUTED EPS
     Net income (loss) available to the common units  $     (62,000)      1,910,656  $   (0.03)
                                                      ==============  =============  ==========

NOTE  E  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                  December 31,    December 31,
                                                                      2003            2004
                                                                  -------------  --------------
     Brownsville Terminal Facility                                $           -  $     173,000
         Building                                                             -       3,631,00
         Terminal facilities                                                  -              0
         Tank Farm                                                            -        374,000
         Leasehold improvements                                               -        319,000
         Equipment                                                            -        226,000
         Truck                                                                -         26,000
                                                                  -------------  --------------
                                                                                     4,749,000
                                                                  -------------  --------------
     US - Mexico Pipelines and Matamoros Terminal Facility:  (a)              -
     U.S. Pipelines and Rights of Way                                         -      6,775,000
     Mexico Pipelines and Rights of Way                                       -        993,000
     Matamoros Terminal Facility                                              -      5,876,000
     Land                                                                     -        856,000
                                                                  -------------  --------------
                                                                              -     14,500,000
                                                                  -------------  --------------
        Total                                                                 -     19,249,000
                                                                  -------------  --------------


     Less:  accumulated depreciation and amortization                         -     (5,005,000)
                                                                  -------------  --------------
                                                                  $           -  $  14,244,000
                                                                  =============  ==============

     (a) Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  E  -  PROPERTY,  PLANT  AND  EQUIPMENT  -  CONTINUED

     Depreciation expense of property, plant and equipment totaled $0 and $178,000 for the period from inception, July 10, 2003, to December 31, 2003 and the year ended December 31, 2004, respectively.

     Property, plant and equipment, net of accumulated depreciation, includes $0 and $5,745,000 of costs, located in Mexico at December 31, 2003 and 2004, respectively.


NOTE  F  -  INVENTORIES

     Inventories  consist  of  the  following:

                                          December 31, 2003   December 31, 2004
                                          -----------------   -----------------
                                          Gallons     Cost    Gallons     Cost
                                          --------  --------  --------  --------
     LPG:
       Brownsville Terminal Facility and
         Matamoros Terminal Facility             -  $      -   239,000  $198,000
                                          ========  ========  ========  ========


NOTE  G  -  INCOME  TAXES

     The tax effects of Mexican income tax temporary differences and carryforwards that give rise to Mexican deferred tax assets and liabilities were as follows at December 31,:

                                               2004
                                      --------------------------

                                         Assets     Liabilities
                                      ------------  ------------

     Start-up costs                   $          -  $     65,000
     Accrued expenses                        9,000             -
     Net operating loss carryforward        14,000             -
                                      ------------  ------------
                                            23,000        65,000

     Less: valuation allowance              23,000        65,000
                                      ------------  ------------
                                      $          -  $          -
                                      ============  ============

     Rio Vista is taxed as a Partnership under Code Section 701 of the Internal Revenue Code. All of Rio Vista's income is taxed at the partner level, therefore, Rio Vista has no U.S. income tax expense or liability. Rio Vista's Mexican subsidiaries incur income tax expense in Mexico on their taxable income. Mexican income tax expense for the year ended December 31, 2004 was $22,000. No deferred Mexican income tax expense was recorded for the year ended December 31, 2004.

     Management believes that the valuation allowance reflected above is appropriate because of the uncertainty that sufficient taxable income will be generated in future taxable years by Rio Vista's Mexican subsidiaries to absorb the entire amount of such net operating losses.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  G  -  INCOME  TAXES  -  CONTINUED

     At December 31, 2004, the approximate amount of net operating loss carryforwards and expiration dates for Mexican income tax purposes were as follows:

                    Year ending     Tax Loss
                    December 31,  Carryforward
                    ------------  -------------
                        2012      $      41,000
                                  -------------
                                  $      41,000
                                  =============

NOTE  H  -  PARTNERS'  CAPITAL

     COMMON  UNITS
     -------------

     In connection with the Spin-Off on September 30, 2004, Rio Vista issued 1,910,656 common units to the holders of Penn Octane common stock.

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

     GENERAL PARTNER INTEREST
     ------------------------

     The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane. Penn Octane has granted options to its Chief Executive Officer and to its President to purchase 50% of its general partner interest. In the event these two options are exercised, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

     The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  H  -  PARTNERS'  CAPITAL  -  CONTINUED

     OPTIONS AND WARRANTS
     --------------------

     Rio Vista has no U.S. employees and is managed by its General Partner. Rio Vista applies APB 25 for warrants granted to employees and managers of the General Partner and SFAS 123 for warrants issued to acquire goods and services from non-employees.

     COMMON UNIT WARRANTS

     Holders of unexercised warrants of Penn Octane as of the date of the Spin-Off received new warrants to purchase common units of Rio Vista to reflect the transfer of assets from Penn Octane into Rio Vista. As of the date of the Spin-Off, Penn Octane had 2,542,500 warrants to purchase common stock outstanding. The number of Rio Vista warrants issued to the holders of Penn Octane warrants as of the date of the Spin-Off was 317,813, determined by dividing the existing number of warrants of Penn Octane by eight. The exercise price of the Rio Vista warrants was determined by multiplying the original exercise price of the existing Penn Octane warrants by 5.05. The expiration date of these warrants is the same as the existing Penn Octane warrants.

     In connection with an employment agreement with Penn Octane's President, Richard Shore, Jr., Shore Capital LLC, an affiliate of Mr. Shore, received warrants to acquire 97,415 common units of Rio Vista with an exercise price of $8.47 per common unit. On October 1, 2004, Rio Vista recorded approximately $344,000 of compensation cost related to these warrants. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

     During January 2004, in connection with $1,805,000 of debt obligations of Penn Octane, Penn Octane agreed to issue, in the future, an aggregate of 110,250 warrants to purchase Rio Vista common units (Rio Vista Warrants). The exercise price of the warrants is to be determined based on the amount of the first quarterly distribution paid by Rio Vista. As a result of the approval of the payment of Rio Vista's first cash distribution on January 14, 2005 (see note P), Rio Vista granted the immediately exercisable warrants having an exercise price of $5.00 and recorded a discount of approximately $422,000 which is reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. The Rio Vista Warrants will expire on December 15, 2006.

     DISTRIBUTIONS OF AVAILABLE CASH
     -------------------------------

     All unitholders, including the General Partner, have the right to receive distributions of "available cash" as defined in the Agreement from Rio Vista in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed (see note J).

     Cash distributions from Rio Vista are shared by the holders of the common units and the General Partner interest as described in the Agreement based on a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the common units as annual cash distributions exceed certain milestones.

     On January 14, 2005, the board of managers of Rio Vista approved the payment of a $0.25 cash distribution per unit to all Rio Vista common unitholders and a corresponding distribution to the General Partner as of the record date of February 9, 2005 (see note P).

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  I  -  UNIT  WARRANTS

     SFAS 148 AND 123 DISCLOSURES
     ----------------------------

     For warrants granted to non-employees, Rio Vista applies the provisions of SFAS 123 to determine the fair value of the warrants issued. Costs associated with warrants granted to non-employees for the year ended December 31, 2004, totaled $0. Warrants granted to non-employees simultaneously with the issuance of debt are accounted for based on the guidance provided by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

     A summary of the status of Rio Vista's warrants as of December 31, 2004, and changes during the year ending on this date is presented below:

                                                   2004
                                     --------------------------------
                                                          Weighted
                                                          Average
              Warrants                    Shares      Exercise Price
     ------------------------------  ---------------  ---------------
     Outstanding at beginning of
       year                                       -   $             -
     Conversion of warrants at the
       Spin-Off                             317,813             22.56
     Granted                                 97,415              8.47
     Exercised                                    -                 -
     Expired                               (199,688)            22.57
                                     ---------------
     Outstanding at end of year             215,540             16.18
                                     ===============
     Warrants exercisable at end of
       year                                 214,084

     The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the year ended December 31, 2004, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

                                                 2004
                                  --------------------------------
                                         For warrants granted
                                      Weighted        Weighted
     Exercise price compared to        average         average
     market price on grant date      fair value     Exercise price
     ---------------------------  ---------------  ---------------
     Equals market price          $             -  $             -
     Exceeds market price                       -                -
     Less than market price                  3.18             8.47

     The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 2004, dividend yield of 8.3%; expected volatility of 36.9%; risk-free interest rate of 3.09%; and expected life of 1.71 years.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  I  -  STOCK  WARRANTS  -  CONTINUED

     SFAS  148  AND  123  DISCLOSURES  -  CONTINUED
     --------------------------------

     The following table summarizes information about the warrants outstanding at December 31, 2004:

                                Warrants Outstanding                   Warrants Exercisable
                                --------------------                 ------------------------

                                   Number      Weighted                  Number
                                Outstanding     Average    Weighted   Exercisable   Weighted
                                     at        Remaining    Average        at        Average
                                December 31,  Contractual  Exercise   December 31,  Exercise
     Range of Exercise Prices       2004         Life        Price        2004        Price
     -------------------------  ------------  -----------  ---------  ------------  ---------
     $8.47 to $9.79                   99,915   1.62 years  $    8.50        98,459  $    8.48
     $11.46 to $18.48                 60,625   3.36            13.25        60,625      13.25
     $20.14 to $20.42                  3,750   1.61            20.33         3,750      20.33
     $32.18 to $35.34                 51,250    .65            34.30        51,250      34.30
                               -------------                          ------------
                                     215,540               $   16.18       214,084  $   16.22
                               =============                          ============

NOTE  J  -  COMMITMENTS  AND  CONTINGENCIES

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     Rio Vista's LPG purchases are financed entirely by Penn Octane through its credit facility with RZB Finance, LLC (RZB).

     As of December 31, 2004, Penn Octane had a $20,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane's purchases of LPG and gasoline and diesel fuel (Fuel Products) in connection with Penn Octane's fuel sales business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane's obligations with respect to the RZB Credit Facility. In connection with Rio Vista's guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which Rio Vista's Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane's purchase of LPG under the RZB Credit Facility.

     Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (5.25% at December 31, 2004) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility at any time, and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. Jerome B. Richter, Penn Octane's Chief Executive Officer has personally guaranteed all of Penn Octane's and Rio Vista's payment obligations with respect to the RZB Credit Facility.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER - CONTINUED

     Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.

     Under the terms of the RZB Credit Facility, all cash from Rio Vista's LPG sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Accordingly, Rio Vista only receives net proceeds from the restricted cash account when the amounts of collateral provided by Penn Octane and Rio Vista exceed all liabilities under outstanding letters of credit issued on behalf of Penn Octane, at the sole discretion of RZB. Historically RZB has not unduly withheld net proceeds from Penn Octane, and Rio Vista does not expect that RZB will unduly withhold net proceeds from Rio Vista. Upon the release of Rio Vista's net proceeds from Rio Vista's restricted cash account, Rio Vista is then required to pay any remaining amounts due Penn Octane, if any, for the supply of LPG and other allocated or direct expenses.

     LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $101,000 for the year ended December 31, 2004.

     OPERATING LEASE COMMITMENTS

     The operating lease for the land on which the Brownsville Terminal Facility is located (Brownsville Lease) expires on November 30, 2006. Rio Vista has an option to renew for five additional five year terms. The rent may be adjusted in accordance with the terms of the agreement. The annual rental amount is approximately $75,000.

     The Brownsville Lease provides, among other things, that if Rio Vista complies with all the conditions and covenants therein, the leasehold improvements made to the Brownsville Terminal Facility by Rio Vista may be removed from the premises or otherwise disposed of by Rio Vista at the termination of the Brownsville Lease. In the event of a breach by Rio Vista of any of the conditions or covenants, all improvements owned by Rio Vista and placed on the premises shall be considered part of the real estate and shall become the property of the lessor, the Brownsville Navigation District.

     Rio Vista leases the land on which its Tank Farm is located. The lease amount is approximately $27,000 annually. The lease expires on November 30, 2006. Rio Vista has an option to renew for five additional five year terms. The rent may be adjusted in accordance with the terms of the agreement.

     Rent  expense  was  30,000  for  the  year  ended  December  31,  2004.

     As of December 31, 2004, the minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

                    Year ending December 31,
                    ------------------------
                              2005            $107,000
                              2006              99,000
                              2007                   -
                              2008                   -
                              2009                   -
                           Thereafter                -
                                              --------
                                              $206,000
                                              ========

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

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

     PARTNERSHIP TAX TREATMENT

     Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista's Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista's Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted basis in Rio Vista.

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

     If Rio Vista was classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Rio Vista's items of income, gain, loss and deduction would be reflected only on Rio Vista's tax return rather than being passed through to Rio Vista's unitholders, and Rio Vista's net income would be taxed at corporate rates.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     PARTNERSHIP TAX TREATMENT - CONTINUED

     If Rio Vista was treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista's ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista's common units.

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

     LONG-TERM DEBT

     Long-term debt of Penn Octane guaranteed by Rio Vista and on which certain of its assets are pledged totaled $1,805,000 at December 31, 2004. This debt is due on December 15, 2005. Interest is payable quarterly at a rate of 16.5% per annum.

     GUARANTEES AND ASSETS PLEDGED ON CERTAIN OF PENN OCTANE'S OBLIGATIONS

     The dollar amounts of Penn Octane's obligations which Rio Vista guarantees and/or for which Rio Vista's assets are pledged total $21,400,000 at December 31, 2004 based on Penn Octane's most recently filed Transition Report on Form 10-Q and the unaudited amounts were as follows:

       LPG and fuel products trade accounts payable            $13,216,000
       Total debt                                              $ 1,930,000
       Lines of credit                                         $ 1,397,000
       Letters of credit in excess of LPG and fuel products
         trade accounts payable                                $ 4,900,000

     Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane's credit facility and certain other debt total $34,110,000 at December 31, 2004 and the unaudited amounts were as follows:

       Accounts receivable                                     $ 9,222,000
       Restricted cash                                         $ 5,368,000
       Inventory                                               $ 3,541,000
       Property, plant and equipment, net                      $15,979,000

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     GUARANTEES  AND  ASSETS  PLEDGED  ON  CERTAIN  OF PENN OCTANE'S OBLIGATIONS
     - CONTINUED

     Rio Vista's assets that are included in the above amounts are as follows:

       Accounts receivable                                     $ 5,785,000
       Restricted cash                                         $ 3,983,000
       Inventory                                               $   198,000
       Property, plant and equipment, net                      $14,244,000

NOTE  K  -  CONTRACTS

     LPG  SALES  TO  PMI

     For the months of October 2004 through December 2004, Rio Vista and PMI entered into monthly agreements for the minimum sale of 11,050,000 gallons of LPG in October and November 2004 and 11,700,000 gallons of LPG in December 2004 (Monthly 2004 Contracts). Prior to the Spin-Off, during the period April 1, 2004 through September 30, 2004, Penn Octane entered into monthly agreements for the minimum sale of 11,050,000 gallons - 13,000,000 gallons of LPG.

     During December 2004, Rio Vista and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 for the minimum sale of 11,700,000 gallons of LPG for the months of January and February and 11,050,000 gallons of LPG for the month of March (Quarterly Agreement).

     The following table describes the minimum monthly gallons of LPG to be purchased by PMI and the actual monthly gallons purchased by PMI under monthly contracts from April 1, 2004 through December 31, 2004 and the Quarterly Agreement:

                                         MINIMUM        ACTUAL
                                        CONTRACT        GALLONS
                                         GALLONS         SOLD
                    MONTH (*)   YEAR  (IN MILLIONS)  (IN MILLIONS)
                    ----------  ----  -------------  -------------
                    April       2004           13.0           13.1
                    May         2004           13.0           13.4
                    June        2004           13.0           13.8
                    July        2004           11.7           12.3
                    August      2004           11.7           12.4
                    September   2004           11.7           11.8
                    October     2004           11.1           10.9
                    November    2004           11.1           12.4
                    December    2004           11.7           13.9
                    January     2005           11.7           12.7
                    February    2005           11.7            9.9
                    March       2005           11.1            9.6

                    * Rio Vista began operations in October 2004.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  CONTRACTS  -  CONTINUED

     LPG  SALES  TO  PMI  -  CONTINUED

     Rio Vista continues to negotiate a new long-term LPG contract with PMI. There is no assurance that a LPG contract with PMI will be obtained, and if so, that the terms will be more or less favorable than those of the Quarterly Agreement.

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

NOTE L - RELATED PARTY TRANSACTIONS

     The General Partner has a legal duty to manage Rio Vista in a manner beneficial to Rio Vista's unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a "fiduciary" duty. Because the General Partner is currently owned by Penn Octane, Penn Octane's officers and managers of the General Partner also have fiduciary duties to manage the business of the General Partner in a manner beneficial to Penn Octane and its stockholders.

     The Agreement limits the liability and reduces the fiduciary duties of the General Partner to the unitholders. The Agreement also restricts the remedies available to unitholders for actions that might otherwise constitute breaches of the General Partner's fiduciary duty.

     Under the terms of the LPG Supply Agreement and Omnibus Agreement, Penn Octane charged Rio Vista $33,908,000 for the year ended December 31, 2004.

     INTERCOMPANY PURCHASE AGREEMENT FOR LPG

     Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista's customers would not require the use of any of the assets Penn Octane contributed to Rio Vista or Penn Octane ceases to have the right to access the Leased Pipeline.

     Under the LPG Supply Agreement, Penn Octane supplies all of Rio Vista's LPG requirements in connection with its LPG sales obligations to PMI. The purchases of the LPG are at fluctuating prices and are determined based on the cost of LPG under Penn Octane's agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. Rio Vista expects the aggregate costs per gallon to purchase LPG (less any applicable adjustments) to be below the aggregate sales prices per gallon of LPG sold to PMI.

     Under the terms of Penn Octane's existing supply contracts, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with its suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - RELATED PARTY TRANSACTIONS - CONTINUED

The  LPG  Supply  Agreement  terminates  on  the  earlier  to  occur  of:

          -    Penn  Octane  ceases  to  have  the  right  to  access the Leased
               Pipeline that connects to Rio Vista's Brownsville Terminal Facility; and
          - Rio Vista ceases to sell LPG using any of the assets contributed by Penn Octane to Rio Vista pursuant to the Spin-Off.

     OMNIBUS  AGREEMENT

     In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Penn Octane.

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

NOTE  M  -  MEXICAN  OPERATIONS

     Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of receiving, conveying, storing and delivering LPG to final users is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. Rio Vista's consolidated Mexican affiliate, Tergas, S. de R.L. de C.V. (Tergas), has been granted the permit to operate the Matamoros Terminal Facility and Rio Vista relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Rio Vista pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     Through Rio Vista's operations in Mexico and the operations of the Mexican subsidiaries and Tergas, Rio Vista is subject to the tax laws of Mexico which, among other things, require that Rio Vista comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign entities, including dividends and interest payments may be subject to Mexican withholding taxes.

     During July 2003, Penn Octane acquired an option to purchase Tergas, which is 95% owned by Vicente Soriano, an employee of Penn Octane, and the remaining balance owned by Abelardo Mier, a consultant of Penn Octane, for a nominal price of approximately $5,000. The option was transferred to Rio Vista on September 30, 2004.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  N  -  REALIZATION  OF  ASSETS

     The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista is dependent on Penn Octane's ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista's only source of revenue is from sales of LPG to PMI and it operates under short-term sales agreements with PMI. Since April 1, 2004, through the date of the Spin-Off, Penn Octane had also been operating under short-term sales agreements with PMI. The monthly volumes of LPG sold by Penn Octane to PMI since April 1, 2004 have been materially less than historical levels. Additionally, the monthly volumes of LPG sold by Rio Vista to PMI since October 1, 2004 have also been materially less then Penn Octane's historical levels.

     Rio Vista has guaranteed certain of Penn Octane's obligations. Substantially all of Rio Vista's and Penn Octane's assets are pledged or committed to be pledged as collateral on $1,805,000 of Penn Octane's existing debt and the RZB Credit Facility, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane's Report of Independent Certified Public Accountants on the consolidated financial statements of Penn Octane at July 31, 2004 contains an explanatory paragraph which describes an uncertainty about Penn Octane's ability to continue as a going concern. In addition, Penn Octane's ability to obtain cash from operations or additional debt or equity financing may be limited which could subject the Rio Vista's assets to foreclosure by Penn Octane's creditors.

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


NOTE  O  -  SELECTED  QUARTERLY  DATA   -  (UNAUDITED)

                 Rio Vista Energy Partners L.P. and Subsidiaries
                             Selected Quarterly Data
                                   (Unaudited)

     Rio Vista began operations during the fourth quarter of fiscal year 2004. There were no other operating results prior to that date.

                                                 March 31,  June 30,  September 30,   December 31,
     Year ended  December 31, 2004:
        Revenues                                 n/a        n/a       n/a            $  35,181,000
        Gross profit                             n/a        n/a       n/a                1,393,000
        Net income (loss)                        n/a        n/a       n/a                  (63,000)
             Net income (loss) per common unit   n/a        n/a       n/a                     (.03)
             Net income (loss) per common unit   n/a        n/a       n/a
                  assuming dilution                                                           (.03)

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  P  -  SUBSEQUENT  EVENT  (UNAUDITED)

     On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005
     Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. In addition, the board of managers may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

     On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under Rio Vista's 2005 Equity Incentive Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which is the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

     On February 14, 2005, Rio Vista made a cash distribution of approximately $500,000.

                                                                                 SCHEDULE II
                       RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                              VALUATION AND QUALIFYING ACCOUNTS



                    Balance at    Charged to
                   Beginning of    Costs and     Charged to                  Balance at End
Description           Period       Expenses    Other Accounts   Deductions      of Period
-----------------  -------------  -----------  ---------------  -----------  ---------------

Year ended
----------
December 31,
------------
2004
----

Allowance for
doubtful
accounts           $           -  $         -  $             -  $         -  $             -

For the period
--------------
from inception,
---------------
July 10, 2003, to
-----------------
December 31,
------------
2003
----

Allowance for
doubtful
accounts           $           -  $         -  $             -  $         -  $             -

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

  ITEM  9A.  CONTROLS  AND  PROCEDURES.

     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. The General Partner's management, including the principal executive officer and principal financial officer, are responsible for establishing and maintaining disclosure controls and procedures and therefore have conducted an evaluation of Rio Vista's disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of the end of the period. Based on their evaluation, Penn Octane's principal executive officer and principal accounting officer concluded that Rio Vista's disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in Rio Vista's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

  ITEM  9B.  OTHER  INFORMATION.

    Inapplicable.

PART  III


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

Rio Vista does not have managers or officers. The board of managers and officers of Rio Vista GP LLC, the general partner of Rio Vista (the "General Partner"), and a wholly owned subsidiary of Penn Octane, perform all management functions for Rio Vista. Officers of the General Partner are appointed by its board of managers. The officers of the General Partner are paid directly by Penn Octane. Other than distributions attributable to its general partner interest, the General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista's business. Pursuant to the Omnibus Agreement, Penn Octane is entitled to receive reimbursement for all direct and indirect expenses it or the General Partner incurs on Rio Vista's behalf, including general and administrative expenses. The indirect expenses include an allocation of the salaries and benefit costs related to employees (including executive officers) of Penn Octane who provide services to Rio Vista based on actual time spent performing services between Penn Octane and the General Partner. The General Partner has sole responsibility for conducting Rio Vista's business and for managing Rio Vista's operations.

Set forth below is certain information concerning the board of managers and executive officers of the General Partner:

     MANAGERS  OF  RIO  VISTA  GP  LLC

The following table shows information for the current Board of Managers of the General Partner. The members of the General Partner's conflicts committee, audit committee and compensation committee are Murray J. Feiwell, Ricardo Rodriguez Canney and Douglas G. Manner.

                                                                                MANAGER
NAME OF MANAGER           AGE         POSITION WITH THE GENERAL PARTNER          SINCE
------------------------  ---  -----------------------------------------------  -------
Jerome B. Richter          69  Chairman of the Board and Manager                   2003
Richard Shore, Jr.         39  Chief Executive Officer,  President and Manager     2003
Murray J. Feiwell          67  Manager                                             2004
Ricardo Rodriguez Canney   50  Manager                                             2004
Douglas G. Manner          49  Manager                                             2004

All managers hold office until their successors are duly elected and qualified or until their earlier resignation or removal.

JEROME B. RICHTER founded Penn Octane and served as its Chairman of the Board and Chief Executive Officer from the date of its organization in August 1992 to December 1994, when he resigned from such positions and became Secretary and Treasurer of Penn Octane. He resigned from such positions in August 1996. Effective October 1996, Mr. Richter was elected Chairman of the Board, President and Chief Executive Officer of Penn Octane. During May 2003, Mr. Richter resigned from his position as President of Penn Octane upon the election of Mr. Shore to such position. Effective July 10, 2003, Mr. Richter was elected to serve as a manager of the General Partner. Effective September 30, 2004, Mr. Richter was elected to serve as Chairman of the Board of Managers of the General Partner.

RICHARD "BEAU" SHORE, JR. was elected President of Penn Octane in May 2003. Mr. Shore was elected to the board of directors of Penn Octane in July 2003. Since 2001, Mr. Shore has served as founder, President and CEO of Shore Capital LLC ("Shore Capital"), a company involved in investing in small, energy related ventures. From November 1998 through January 2001, Mr. Shore was the founder, President and CEO of Shore Terminals, LLC, a company engaged in managing marine petroleum storage and pipeline facilities. From 1994 through 1998, Mr. Shore was Vice President of Wickland Oil Company. During the period November 2002 through April 2003, Shore Capital provided consulting services to Penn Octane. Effective July 10, 2003, Mr. Shore was elected to serve as a manager and President of the General Partner. Effective September 30, 2004, Mr. Shore was elected to serve as Chief Executive Officer of the General Partner.

MURRAY J. FEIWELL was elected as a member of the board of managers of the General Partner in September 2004. Since 1986, Mr. Feiwell has served as President and Chief Executive Officer of Feiwell & Hannoy, P.C., a law firm located in Indianapolis, Indiana, that specializes in general civil practice, bankruptcy and creditors' rights, real estate and foreclosure, general business and commercial law. Since 1997, Mr. Feiwell has also served as President and Chief Executive Officer of Statewide Title Company, a full service title company located in Indianapolis, Indiana. Mr. Feiwell earned a J.D. from the University of Michigan in 1963.

RICARDO RODRIGUEZ CANNEY was elected as a member of the board of managers of the General Partner in September 2004. Since 1997, Mr. Canney has been employed in the mergers and acquisitions and new ventures division of Shell Oil Company in Houston, Texas. Prior to joining Shell, Mr. Canney was a Director and Managing Partner of Corporacion Mercantil Internacional, S.A. de C.V. in Mexico City. From 1994 to 1996, Mr. Canney was a professor of finance at Instituto Tecnologico Autonomo de Mexico in Mexico City. Mr. Canney earned a Masters of Business Administration from the University of Chicago in June 1989.

DOUGLAS G. MANNER was elected as a member of the board of managers of the General Partner in September 2004. Mr. Manner is currently Senior Vice President and Chief Operating Officer of Kosmos Energy, LLC, a private oil and gas exploration company. Mr. Manner joined Kosmos Energy in January 2004.
Prior to Kosmos Energy, Mr. Manner acted as President and Chief Operating Officer of White Stone Energy since August 2002. For the two years prior to joining White Stone Energy, Mr. Manner was Chairman and Chief Executive Officer of Mission Resources and Chairman of the Board of one of Mission's predecessor companies, Bellwether Exploration. Prior to joining Bellwether, Mr. Manner was employed by Ryder Scott Petroleum Engineers for fifteen years and by Gulf Canada Resources Limited. Mr. Manner is a member of the board of directors of Blizzard Energy, Inc., an oil and gas company based in Alberta, Canada; Resolute Energy Inc., an oil and gas company based in Alberta, Canada; and Westside Energy Corporation, an oil and gas company based in Texas. Mr. Manner holds a B.S. degree in mechanical engineering from Rice University.

     INFORMATION  REGARDING  THE  BOARD  OF  MANAGERS

The business of Rio Vista is managed under the direction of the board of managers of Rio Vista GP LLC. The board conducts its business through meetings of the board and its committees. During 2004, the board held one meeting and the audit committee held one meeting. No member of the board attended less than 75% of the meetings of the board and committees of which he was a member.

The board of managers is composed of five members, two of whom are members of the management of either Rio Vista GP LLC or Penn Octane and three of whom are non-management managers. The board has determined that all three of its non-management directors, Messrs. Feiwell, Rodriguez, and Manner, meet the audit committee independence requirements under applicable rules of the Nasdaq Stock Market. As a result, although not required by Nasdaq rules applicable to limited partnerships, the majority of the board of managers is comprised of independent managers.

     COMMUNICATION  WITH  THE  BOARD  OR  NON-MANAGEMENT  MANAGERS

Unitholders and other interested parties may communicate with the board, the non-management managers or the Chairman of the Board by sending written communication in an envelope addressed to "Board of Managers," "Non-management Managers" or "Chairman of the Board" in care of Corporate Secretary, Rio Vista Energy Partners L.P., 820 Gessner Road, Suite 1285, Houston, Texas 77024.

     AUDIT COMMITTEE

The audit committee reviews and reports to the board on various auditing and accounting matters, including the quality, objectivity and performance of Rio Vista's internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The audit committee is composed of Ricardo Rodriguez Canney (Chairman), Murray J. Feiwell and Douglas G. Manner. The audit committee met one time in 2004.

The board of managers has determined that each of the audit committee members meets the independence standards for audit committees under applicable rules of the Nasdaq Stock Market and the applicable regulations of the SEC. The board of managers has adopted a written charter for the audit committee. The board of directors has determined that a member of the audit committee, namely Mr. Canney, is an audit committee financial expert (as defined by the SEC) and that he is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

     COMPENSATION COMMITTEE

Rio Vista GP LLC has a compensation committee composed of the managers whom the board has determined to be independent. For more information, see Item 11. Executive Compensation "Compensation Committee Interlocks and Insider Participation."

     CONFLICTS COMMITTEE

Rio Vista's partnership agreement provides for a conflicts committee composed of the managers whom the board has determined to be independent. The conflicts committee reviews and makes recommendations relating to potential conflicts of interest between Rio Vista and its subsidiaries, on one hand, and the General Partner and its affiliates (including Penn Octane), on the other hand. The members of the conflicts committee are Messrs. Feiwell, Rodriguez, and Manner.

     REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2004

Management of Rio Vista GP LLC is responsible for Rio Vista's internal controls and the financial reporting process. Burton McCumber & Cortez, L.L.P., Rio Vista's independent registered public accounting firm for the year ended December 31, 2004, is responsible for performing an independent audit of Rio Vista's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and issuing a report thereon. The audit committee monitors and oversees these processes and approves the selection and appointment of Rio Vista's independent registered public accounting firm and recommends the ratification of such selection and appointment to the board of managers.

The audit committee has reviewed and discussed Rio Vista's audited consolidated financial statements with management and the independent registered public accounting firm. The audit committee has discussed with Burton, McCumber & Cortez, L.L.P. the matters required to be discussed by Statement on Auditing Standards ("SAS") No. 61, "Communications with Audit Committees" as amended by SAS 90 and the Securities and Exchange Commission's Rule 2-07 of Regulation S-X. The audit committee has received written confirmation of the firm's independence from Burton, McCumber & Cortez, L.L.P. and has discussed with Burton, McCumber & Cortez, L.L.P. that firm's independence.

Based on the foregoing review and discussions and such other matters the audit committee deemed relevant and appropriate, the audit committee recommended to the board of managers that the audited consolidated financial statements of Rio Vista be included in Rio Vista's Annual Report on Form 10-K for the year ended December 31, 2004.

                             By the Audit Committee:

                            Ricardo Rodriguez Canney
                                Murray J. Feiwell
                                Douglas G. Manner

          EXECUTIVE  OFFICERS  OF  THE  GENERAL  PARTNER

The names of the General Partner's executive officers, and certain information about them are set forth below:

                                                                                                            OFFICER
NAME OF EXECUTIVE OFFICER  AGE  POSITION WITH GENERAL PARTNER                                                SINCE
-------------------------  ---  --------------------------------------------------------------------------  -------
Jerome B. Richter . . . .   69  Chairman of the Board                                                          2004
Richard "Beau" Shore, Jr.   39  Chief Executive Officer, President and Manager                                 2003
Charles C. Handly . . . .   68  Chief Operating Officer and Executive Vice President                           2003
Ian T. Bothwell . . . . .   45  Vice President, Treasurer, Chief Financial Officer and Assistant Secretary     2003
Jerry L. Lockett. . . . .   64  Vice President and Secretary                                                   2004


JEROME  B.  RICHTER  -  see  biographical  information  above.

RICHARD  "BEAU"  SHORE,  JR.  -  see  biographical  information  above.

CHARLES C. HANDLY was appointed Chief Operating Officer and Executive Vice President of Penn Octane in May 2003. From August 2002 through April 2003, Mr. Handly served as Vice President of Penn Octane. From August 2000 through July 2002, Mr. Handly provided consulting services to Penn Octane. Mr. Handly previously served as a director of Penn Octane from August 2000 until August 2002 and from July 2003 through July 2004. Mr. Handly retired from Exxon Corporation on February 1, 2000 after 38 years of service. From 1997 until January 2000, Mr. Handly was Business Development Coordinator for gas liquids in Exxon's Natural Gas Department. From 1987 until 1997, Mr. Handly was supply coordinator for two Exxon refineries and 57 gas plants in Exxon's Supply
Department. Effective July 10, 2003, Mr. Handly was elected Secretary of the General Partner. Effective September 30, 2004, Mr. Handly was elected to serve as Chief Operating Officer and Executive Vice President of the General Partner.

IAN T. BOTHWELL was elected Vice President, Treasurer, Assistant Secretary and Chief Financial Officer of Penn Octane in October 1996. He also served as a director of Penn Octane from March 1997 until July 2004. Since July 1993, Mr. Bothwell has been a principal of Bothwell & Asociados, S.A. de C.V., a Mexican management consulting and financial advisory company that was founded by Mr. Bothwell in 1993 and specializes in financing infrastructure projects in Mexico. From February 1993 through November 1993, Mr. Bothwell was a senior manager with Ruiz, Urquiza y Cia., S.C., the affiliate in Mexico of Arthur Andersen L.L.P., an accounting firm. Mr. Bothwell also serves as Chief Executive Officer of B & A Eco-Holdings, Inc., the company formed to purchase Penn Octane's CNG assets. Effective July 10, 2003, Mr. Bothwell was elected Treasurer of the General Partner. Effective September 30, 2004, Mr. Bothwell was elected to serve as Chief Financial Officer, Vice President and Assistant Secretary of the General Partner.

JERRY L. LOCKETT joined Penn Octane as a Vice President in November 1998. In January 2004, Mr. Lockett was elected Secretary of Penn Octane. He also served as a director of Penn Octane from 1999 until July 2004. Prior to joining Penn Octane, Mr. Lockett held a variety of positions during a 31 year career with Union Carbide Corporation in sales management, hydrocarbon supply and trading, and strategic planning. He also served in a management position with Union Carbide's wholly-owned pipeline subsidiaries. Effective September 30, 2004, Mr. Lockett was elected to serve as Vice President and Secretary of the General Partner.

     CODE OF ETHICS FOR EXECUTIVE OFFICERS

In 2004, Rio Vista adopted a code of ethics that applies to Rio Vista GP LLC's executive officers, including its principal executive officer, principal financial officer and principal accounting officer. This Code charges the executive officers of Rio Vista GP LLC with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in the documents and reports Rio Vista files with the SEC and compliance with applicable laws, rules and regulations. A copy of the code of ethics is attached hereto as an exhibit.

     SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires the General Partner's managers and executive officers, and persons who own more than 10% of a registered class of Rio Vista's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish Rio Vista with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, Rio Vista believes that all managers and officers of the General Partner and 10% unitholders of Rio Vista complied with such filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

Rio Vista does not have managers or officers. The board of managers and officers of the General Partner perform all management functions for Rio Vista. Officers of the General Partner are appointed by its board of managers. The officers of the General Partner are the same as Penn Octane except that Mr. Shore is the Chief Executive Officer of the General Partner. All officers of the General Partner are paid directly by Penn Octane. Pursuant to the Omnibus Agreement, Penn Octane is entitled to receive reimbursement for all direct and indirect expenses it or the General Partner incurs on Rio Vista's behalf, including general and administrative expenses. The direct expenses include the salaries and benefit costs related to employees of Penn Octane who provide services to Rio Vista. The General Partner has sole discretion in determining the amount of these expenses.

                          COMPENSATION FROM PENN OCTANE

The table below sets forth a summary of compensation paid for the last three years, if applicable, to those employees of Penn Octane who served as the General Partner's CEO and its four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2004. The General Partner's executive officers are paid by Penn Octane. The services rendered by the executive officers to the General Partner are provided pursuant to the terms of the Omnibus Agreement for which Rio Vista pays Penn Octane for its allocable portion of general and administrative expenses incurred by Penn Octane, including expenses for services rendered by Penn Octane employees, for the benefit of Rio Vista.

Penn Octane's compensation to executive management was administered by the compensation committee of the board of directors of Penn Octane. As of December 31, 2004, the compensation committee of Penn Octane was comprised of three directors of which all are outside directors, who report to the Board of Directors on all compensation matters concerning Penn Octane's executive officers, including Penn Octane's Chief Executive Officer and Penn Octane's other executive officers (collectively, with the Chief Executive Officer, the "Named Executive Officers") (see below). In determining annual compensation, including bonus, and other incentive compensation to be paid to the Named Executive Officers, the compensation committee considers several factors including overall performance of the Named Executive Officers (measured in terms of financial performance of Penn Octane, opportunities provided to Penn Octane, responsibilities, quality of work and/or tenure with Penn Octane), and considers other factors including retention and motivation of the Named Executive Officers and the overall financial condition of Penn Octane. The compensation committee provides compensation to the Named Executive Officers in the form of cash and equity instruments.

The overall compensation provided to the Named Executive Officers consisting of base salary and the issuance of equity instruments is intended to be competitive with the compensation provided to other executives at other companies after adjusting for factors described above, including Penn Octane's financial condition during the term of employment of the Named Executive Officers.

     BASE  SALARY

The base salary is approved based on the Named Executive Officer's position, level of responsibility and tenure with Penn Octane.

     COMPENSATION  OF  CHIEF  EXECUTIVE  OFFICER  OF  PENN  OCTANE

During fiscal year 2004, Mr. Richter was paid in accordance with the terms of his employment agreement which was in effect during the period. Pursuant to the terms of Mr. Richter's employment agreement dated July 2002 and his promissory note, the board of directors continued not to accrue any future interest payable by Mr. Richter on his promissory note to acquire shares of common stock of Penn Octane to Penn Octane so long as Mr. Richter continued to provide guarantees to certain of Penn Octane's creditors. In connection with the Spin-Off, Penn Octane granted Mr. Richter an option to purchase 25% of the General Partner (the
"Option").   The  compensation  committee  determined  that  Mr.  Richter's compensation under the employment agreement and the Option are fair to Penn Octane, especially considering the position of Mr. Richter with Penn Octane.

     COMPENSATION  OF  CHIEF  EXECUTIVE  OFFICER  OF  RIO  VISTA  GP  LLC

During fiscal year 2004, Mr. Shore was paid in accordance with the terms of his employment agreement which was in effect during the period. In connection with Mr. Shore's employment agreement, Penn Octane granted Shore Capital LLC, an affiliate of Mr. Shore, an option to purchase 25% of the General Partner of Rio Vista, a warrant to acquire 763,737 shares of common stock of Penn Octane and an option to acquire 97,415 units of Rio Vista (the "Options"). The compensation committee determined that Mr. Shore's compensation under the employment agreement and the Options are fair to Penn Octane, especially considering the position of Mr. Shore with Penn Octane.

                           COMPENSATION FROM RIO VISTA

The compensation committee of the General Partner does not approve the cash or equity compensation paid by Penn Octane to the Named Executive Officers. The compensation committee of the General Partner has the ability to recommend the issuance of equity instruments of Rio Vista or other compensation to the Named Executive Officers in connection with their service to Rio Vista.

     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Rio Vista GP LLC's compensation to executive management is administered by the compensation committee of the board of managers. As of December 31, 2004, and March 31, 2005, the compensation committee was comprised of three directors, of which all are outside directors, who report to the board of managers on all compensation matters related to issuance of equity instruments and other compensation concerning the executive officers of the General Partner. The executive officers of the General Partner are the Named Executive Officers of Penn Octane. In determining the amount of equity compensation to be awarded to the Named Executive Officers, the compensation committee considers factors including compensation already provided for the Named Executive Officers by Penn Octane and the overall performance of the Named Executive Officers in performing services on behalf of the General Partner (measured in terms of financial performance of Rio Vista, opportunities provided to Rio Vista, responsibilities, quality of work and/or tenure with Rio Vista), and considers other factors including retention and motivation of the Named Executive Officers and the overall financial condition of Rio Vista.

The overall compensation provided by Rio Vista to the Named Executive Officers, consisting of the issuance of equity instruments, is intended to be competitive with the compensation provided to other executives at other companies after adjusting for factors described above, including Rio Vista's financial condition during the term of employment of the Named Executive Officers.

During the year ended December 31, 2004, there were no issuances of equity instruments to the Named Executive Officers. During March 2005, the compensation committee approved the Rio Vista 2005 Equity Incentive Plan (the "2005 Plan"). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. During March 2005, the compensation committee approved the grant of options to purchase a total of 108,750 common units under Rio Vista's 2005 Equity Incentive Plan. Of the total number of options granted, 78,125 were granted to certain Named Executive Officers of the General Partner.

COMPENSATION OF CHIEF EXECUTIVE OFFICER OF RIO VISTA GP LLC: During fiscal year 2004, Mr. Shore did not receive any issuance of equity instruments of Rio Vista other than equity instruments of Rio Vista that were awarded in accordance with the terms of his employment agreement which was in effect during the period. In connection with Mr. Shore's employment agreement, Penn Octane granted Shore Capital LLC, an affiliate of Mr. Shore, an option to purchase 25% of the General Partner of Rio Vista, a warrant to acquire 763,737 shares of common stock of Penn Octane and an option to acquire 97,415 units of Rio Vista (the "Options"). Mr. Shore did not receive any options during March 2005 in connection with the 2005 Plan. The compensation committee determined that Mr. Shore's compensation under the employment agreement and the Options was fair to the General Partner, especially considering the position of Mr. Shore with the General Partner.

                         By the Compensation Committee:

                            Ricardo Rodriguez Canney
                                Murray J. Feiwell
                                Douglas G. Manner

     COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION


Stewart J. Paperin, Emmett M. Murphy and Harvey L. Benenson served as the members of the compensation committee of Penn Octane during fiscal year 2004. Jerome Richter also served as a member of the Penn Octane compensation committee until his resignation on July 30, 2004. Mr. Richter is the Chief Executive Officer of Penn Octane, so his compensation during his term on the compensation committee was subject to ratification by the board of directors.

Messrs. Ricardo Rodriguez Canney, Murray J. Feiwell and Douglas G. Manner served as the members of the compensation committee of the General Partner during the period September 2004 through December 31, 2004. None of the Named Executive Officers of Rio Vista GP LLC has served as a member of the compensation committee of Rio Vista GP LLC.

                           SUMMARY COMPENSATION TABLE

The following table sets forth annual and all other compensation to the Named Executive Officers, for services rendered in all capacities to Penn Octane and its subsidiaries, including Rio Vista, during each of the years indicated. This information includes the dollar values of base salaries, bonus awards, the number of warrants granted and certain other compensation, if any, whether paid or deferred. Penn Octane does not grant restricted stock appreciation rights or other long-term compensation plans for employees. Unless otherwise indicated, all officers of Penn Octane hold the same positions with the General Partner.

                                                  ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                           ----------------------------------  -----------------------------------
                                                                                        AWARDS           PAYOUTS
                                                                               ----------------------  -----------
                                                                   ALL OTHER               SECURITIES
                                                                     ANNUAL    RESTRICTED  UNDERLYING                 ALL OTHER
NAME AND PRINCIPAL                                                  COMPEN-      STOCK      OPTIONS/      LTIP      COMPENSATION
POSITION                          YEAR     SALARY ($)  BONUS ($)   SATION ($)  AWARDS ($)   SARS (#)   PAYOUTS ($)       ($)

Jerome B. Richter,
   Chairman of the                  2004     300,000     181,000           -           -          (3)           -      181,000(1)
   Board and Chief                  2003     300,000     151,000           -           -           -            -      121,000(1)
   Executive Officer                2002     300,000     403,000           -           -           -            -              -
   (Penn Octane only)


Richard Shore, Jr.,
  Chief Executive Officer           2004     360,000           -           -           -      (2) (3)           -              -
  (Rio Vista GP LLC                 2003     231,000           -           -           -           -            -              -
  only) and President               2002           -           -           -           -           -            -              -


Charles C. Handly,
  Chief Operating Officer           2004     180,000           -           -           -           -            -              -
  and  Executive Vice               2003     164,000           -           -           -           -            -              -
  President                         2002      58,000           -           -           -           -            -              -


Ian T. Bothwell,
  Vice President, Treasurer,        2004     180,000           -           -           -           -            -              -
  Assistant Secretary and           2003     180,000           -           -           -           -            -              -
  Chief Financial Officer           2002     172,000           -           -           -           -            -              -


Jerry L. Lockett,                   2004     132,000           -           -           -           -            -              -
  Vice President and                2003     132,000           -           -           -           -            -              -
  Secretary                         2002     132,000           -           -           -           -            -              -

_____________________________________________

     (1) In connection with Mr. Richter's employment contract, the Company paid these amounts for life insurance premiums on behalf of Mr. Richter.
     (2) In connection with Mr. Shore's employment agreement and the Spin-Off, Shore Capital LLC, an affiliate of Mr. Shore received options to acquire 97,415 common units of Rio Vista and warrants to acquire 763,737 shares of Penn Octane's common stock.
     (3) In connection with the Spin-off Mr. Richter and Mr. Shore each received an option to acquire a 25% interest in the General Partner.

                      OPTION GRANTS AND RELATED INFORMATION

     The following table sets forth further information regarding the grants of Rio Vista common unit options to the Named Executive Officers reflected in the Summary Compensation Table.

                        OPTION GRANTS DURING FISCAL 2004

NAME                 NUMBER OF     PERCENT OF     EXERCISE PRICE      MARKET    EXPIRATION    GRANT DATE
                    SECURITIES    TOTAL OPTIONS    ($/SECURITY)      PRICE AT      DATE     PRESENT VALUE
                    UNDERLYING       GRANTED                       GRANT DATE                   ($)(1)
                      OPTIONS     TO EMPLOYEES                    ($/SECURITY)
                    GRANTED (#)  IN FISCAL YEAR
Richard Shore, Jr.       97,415          100.00%            8.47         12.00  07/10/2006        310,000

______________

(1) The Black-Scholes option pricing model was used to determine grant date present value. This model is designed to value publicly traded options. Options issued under Rio Vista GP LLC's equity incentive plan are not freely traded, and the exercise of such options is subject to substantial restrictions. Moreover, the Black-Scholes model does not give effect to either risk of forfeiture or lack of transferability. The estimated values under the Black-Scholes model are based on assumptions as to variables such as interest rates, unit price volatility and future cash distribution yield. The estimated grant date present values presented in this table were calculated using an expected average option life of 1.71 years, risk-free rate of return of 3.09%, average volatility rate of 36.9% based on daily volatility rates from the date of the Spin-Off through December 31, 2004, and cash distribution yield of 8.3%, which is the expected annualized quarterly cash distribution rate in effect at the date of grant expressed as a percentage of the market value of the common units at the date of grant. The actual value of unit options could be zero; realization of any positive value depends upon the actual future performance of the common units, the continued employment of the option holder throughout any vesting period and the timing of the exercise of the option. Accordingly, the values set forth in this table may not be achieved.


                AGGREGATED WARRANT EXERCISES DURING FISCAL 2004
                    AND WARRANT VALUES ON DECEMBER 31, 2004

The following table sets forth information regarding Rio Vista common units and shares of Penn Octane common stock underlying options exercisable at December 31, 2004, and options exercised during 2004, for the Named Executive Officers in the Summary Compensation Table.

                                                                                           VALUE OF UNEXERCISED
                                                             NUMBER OF SECURITIES              IN-THE-MONEY
                      NUMBER OF UNITS                       UNDERLYING UNEXERCISED       WARRANTS AT DECEMBER 31,
                       ACQUIRED UPON      VALUE REALIZED   WARRANTS AT DECEMBER 31,                2004
                    EXERCISE OF WARRANTS   UPON EXERCISE     2004 (#) EXERCISABLE/      EXERCISABLE/UNEXERCISABLE
NAME                        (#)                 ($)            UNEXERCISABLE(2)                   ($)(1)
------------------  --------------------  ---------------  -------------------------  ---------------------------

Jerome B. Richter                      0                0                  1,250 / 0                         0/0
Richard Shore, Jr.                     0                0                 97,415 / 0                   236,718/0
Charles C. Handly                      0                0                 17,500 / 0                         0/0
Ian T. Bothwell                        0                0                 26,250 / 0                         0/0
Jerry L. Lockett                       0                0                  1,250 / 0                         0/0

     (1) Based on a closing price of $10.9 per common unit on December 31, 2004.
     (2)  Warrants  received  in  the  conversion  of  warrants at the Spin-Off.

     EMPLOYMENT CONTRACTS

Effective July 2002, Penn Octane entered into a new three year employment agreement (the "Richter Agreement") with Mr. Richter, the Chairman of the Board of the General Partner and Chief Executive Officer of Penn Octane. Under the terms of the Richter Agreement, Mr. Richter is entitled to receive a monthly salary equal to $25,000 and a minimum annual bonus payment equal to $100,000 plus 5% of net income before taxes of Penn Octane. In connection with the Richter Agreement, Mr. Richter also is the beneficiary of a term life insurance policy which is paid for by Penn Octane.

In connection with the Richter Agreement, Penn Octane also agreed to forgive any interest due from Mr. Richter pursuant to Mr. Richter's promissory note, provided that Mr. Richter guarantees at least $2,000,000 of Penn Octane's indebtedness during any period of that fiscal year of Penn Octane. Furthermore, Penn Octane agreed to forgive Mr. Richter's promissory note in the event that either (a) the share price of Penn Octane's common stock trades for a period of 90 days at a blended average price equal to at least $6.20 (prior to any adjustment for the Spin-Off), or (b) Penn Octane is sold for a price per share (or an asset sale realizes revenues per share) equal to at least $6.20 (prior to any adjustment for the Spin-Off).

Effective November 2002, Penn Octane and Shore Capital LLC, an affiliate of Richard Shore, Jr., President of Penn Octane and Chief Executive Officer of the General Partner, entered into a consulting contract whereby Penn Octane agreed to pay Shore Capital $30,000 a month for a period of six months. Under the terms of the consulting contract, Shore Capital received an exclusive right in the event Penn Octane effectively converted its structure into a publicly traded limited partnership (the "MLP"), to purchase up to a 50% voting interest in the general partner of the MLP at a price not to exceed $330,000. In addition, in the event that the conversion of Penn Octane into an MLP was successful, Shore Capital was also entitled to receive an option to acquire up to 5% interest in the MLP at an exercise price not to exceed $1,650,000. The contract also provided for Penn Octane to offer Mr. Shore a two-year employment agreement at the same rate provided for under the contract. Penn Octane did not convert to an MLP as originally structured.

In May 2003, Mr. Shore was appointed President of Penn Octane. Effective May 13, 2003, Penn Octane and Mr. Shore entered into a two-year employment agreement. Under the terms of the agreement, Mr. Shore is entitled to receive a monthly salary of $30,000 per month and in connection with Penn Octane's revised structure to form an MLP, Shore Capital received options exercisable after the date of the distribution of the Common Units of Rio Vista to the stockholders of Rio Vista, to purchase 97,415 common units of Rio Vista at a per common unit exercise price of $8.47, warrants to purchase 763,737 shares of common stock of Penn Octane at a per common share exercise price of $1.14 and an option to purchase 25% of the General Partner of Penn Octane, at an exercise price equal to .5% of the tax basis capital of Rio Vista immediately after the distribution of Common Units of Rio Vista to the stockholders of Penn Octane. Under the terms of his employment agreement, Mr. Shore may make monetary investments in other businesses so long as the business does not directly compete with Penn Octane.

     RIO  VISTA  AND  PENN  OCTANE  EQUITY  INCENTIVE  PLANS

On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (the "2005 Plan"). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. In addition, the board of managers may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of Rio Vista's first amended and restated agreement of limited partnership and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under Rio Vista's 2005 Equity Incentive Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which is the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1,005,000 shares of Penn Octane common stock under Penn Octane's 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 750,000 were granted to executive officers of Penn Octane and 255,000 were issued to outside directors of Penn Octane. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane's common stock as reported by the Nasdaq Stock Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.

     COMPENSATION OF MANAGERS

Managers who are not employees of Rio Vista GP LLC or its affiliates receive compensation in the form of cash and unit options. The amount of cash received is equal to $5,000 per quarter beginning January 1, 2005. In addition, these managers receive an option to acquire up to 5,000 restricted units of Rio Vista for each year of service pursuant to the 2005 Plan. The exercise price for the options is based on the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on the date of grant. The options vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

     STOCK  PERFORMANCE  GRAPH

The following graph compares the percentage change in the Rio Vista's cumulative, three month total unit holder return with the Russell 2000 Index and the NASDAQ Index. The graph assumes that $100 was invested on October 1, 2004 in each of Rio Vista's Common Units, the Russell 2000 Index and the NASDAQ Index, and that all dividends were reinvested. The graph is not, nor is it intended to be, indicative of future performance of Rio Vista's Common Units.

Rio Vista is not aware of a published industry or line of business index with which to compare Rio Vista's performance. Nor is Rio Vista aware of any other companies with a line of business and market capitalization similar to that of the Company with which to construct a peer group index. Therefore, the Company has elected to compare its performance with the NASDAQ Index and Russell 2000 Index, an index of companies with small capitalization.


                         RIO VISTA ENERGY PARTNERS L.P.
                             STOCK PERFORMANCE GRAPH
                                DECEMBER 31, 2004


                                [Graphic Omitted]


                           September   October   November   December
Rio Vista Energy Partners  $      100  $ 102.81  $   91.57  $   90.72
Russell 2000 Index         $      100  $ 101.89  $  110.62  $  113.72
NASDAQ Index               $      100  $ 104.12  $  110.54  $  114.69

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

           SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

     The following table sets forth the amount of common units of Rio Vista beneficially owned as of March 15, 2005 by each person known by Rio Vista to own beneficially more than 5% of the outstanding common units of Rio Vista ("Common Units").

                                           AMOUNT AND NATURE OF BENEFICIAL   PERCENTAGE OF
NAME OF BENEFICIAL OWNER                     OWNERSHIP OF COMMON UNITS(1)    COMMON UNITS
-----------------------------------------  --------------------------------  -------------
Jerome B. Richter(2)                                   518,594                   26.69
The Apogee Fund L.P., Paradigm Capital
  Corporation and Emmett M. Murphy (3)                 145,687                    7.60
Kayne Anderson Capital Advisors, L.P. (4)              128,073                    6.70
Swank Management LLC (5)                               109,250                    5.72
Trellus Management Company, LLC (6)                    104,548                    5.47

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common units which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 15, 2005, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all common units shown as beneficially owned by them.
(2) Includes 4,500 common units owned by Mr. Richter's spouse and 32,500 common units issuable upon exercise of common unit purchase warrants.
(3) 201 Main Street, Suite 1555, Fort Worth, Texas. Mr. Murphy, a director of Penn Octane, is the president of Paradigm Capital Corporation, a Texas corporation, which, in turn, is the sole general partner of The Apogee Fund, L.P., a Delaware limited partnership. All of the referenced common units are owned of record by The Apogee Fund; beneficial ownership of such securities is attributable to Mr. Murphy and Paradigm Capital Corporation by reason of their shared voting and disposition power with respect to The Apogee Fund assets. Includes 6,250 common units issuable upon exercise of common unit purchase warrants granted to Mr. Murphy.
(4) 1800 Avenue of the Stars, Second Floor, Los Angeles, California. All of the common units are owned by limited partnerships controlled by Kayne Anderson Capital Advisors, L.P. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the common units reported, except those common units attributable to it by virtue of its general partner interests in the limited partnerships.
(5) 3300 Oak Lawn Avenue, Suite 650, Dallas, Texas. All of the common units are owned by a imited partnership controlled by Swank Management LLC.
(6)  350 Madison Avenue, 9th Floor, New York, New York.

     SECURITY  OWNERSHIP  OF  MANAGEMENT

The following table sets forth information regarding the beneficial ownership of Rio Vista common units as of March 15, 2005 by each manager of the General Partner, each Named Executive Officer, and all managers and Named Executive Officers as a group. The address of each person in the table below is c/o Rio Vista Energy Partners L.P., 820 Gessner Road, Suite 1285, Houston, Texas 77024.

                                           AMOUNT AND NATURE OF BENEFICIAL   PERCENTAGE OF
NAME OF BENEFICIAL OWNER                     OWNERSHIP OF COMMON UNITS(1)    COMMON UNITS
-----------------------------------------  --------------------------------  -------------
     Jerome B. Richter(2)                                           518,594          26.69
     Richard Shore, Jr. (3)                                          99,415           4.95
     Ian T. Bothwell (4)                                             41,875           2.14
     Charles C. Handly (5)                                           35,625           1.83
     Jerry L. Lockett (6)                                            20,153           1.05
     Murray J. Feiwell (7)                                            4,903              *
     Ricardo Rodriguez Canney (8)                                       904              *
     Douglas G. Manner (9)                                              904              *
     All Managers and Executive
     Officers as a group (8 persons) (10)
                                                                    722,373          33.83

_______________________

* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common units which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 15, 2005, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all common units shown as beneficially owned by them.
(2) Includes 4,500 common units owned by Mr. Richter's spouse and 32,500 common units issuable upon exercise of common unit purchase warrants.
(3) Includes 97,415 common units issuable upon exercise of common unit purchase warrants issued to Shore Capital LLC, a company controlled and beneficially owned by Mr. Shore.
(4) Includes 41,875 common units issuable upon exercise of common unit purchase warrants.
(5) Includes 33,125 common units issuable upon exercise of common unit purchase warrants.
(6) Includes 16,875 common units issuable upon exercise of common unit purchase warrants.
(7) Includes 904 common units issuable upon exercise of common unit purchase warrants.
(8) Includes 904 common units issuable upon exercise of common unit purchase warrants.
(9) Includes 904 common units issuable upon exercise of common unit purchase warrants.
(10) Includes 224,502 common units issuable upon exercise of common unit purchase warrants.

          EQUITY COMPENSATION PLAN INFORMATION

The following table provides information concerning Rio Vista's equity compensation plans as of December 31, 2004.

                                                                              NUMBER OF SECURITIES
                                                                            REMAINING AVAILABLE FOR
                        NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                        BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         EQUITY COMPENSATION
                        OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   PLANS (EXCLUDING SECURITIES
PLAN CATEGORY             WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A))
                                  (a)                      (b)                        (c)
Equity compensation
plans approved by
security holders                               -                       -                             -

Equity compensation
plans not approved by
security holders (1)                     215,540  $                16.18                             -
                                      ----------                                           -----------
        Total                            215,540                                                     -

(1) Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval by the unitholders of Rio Vista was required.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     SPIN-OFF  FROM  PENN  OCTANE

Rio Vista Energy Partners L.P. ("Rio Vista"), a Delaware limited partnership, was formed by Penn Octane Corporation ("Penn Octane") on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (the "Assets") to Rio Vista Operating Partnership L.P. ("RVOP") (ii) the transfer of its 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (the "Common Units") in Rio Vista to its common stockholders (the "Spin-Off"), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding capital and 100% of Rio Vista's limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (the "General Partner"), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries are hereinafter referred to as "Rio Vista".

In connection with the Spin-Off, on September 30, 2004 Rio Vista issued 1,910,656 common units to the holders of Penn Octane common stock.

     GENERAL  PARTNER  OPTIONS

Penn Octane's 2% general partnership interest in Rio Vista is expected to be decreased to 1% as a result of the exercise by Shore Capital LLC ("Shore
Capital"), designee of Richard Shore, Jr., Chief Executive Officer and President of Rio Vista and President of Penn Octane, and Jerome B. Richter, Chairman of the Board of Rio Vista and Chief Executive Officer of Penn Octane, of options to each acquire 25% of the General Partner (the "General Partner Options") causing Penn Octane's ownership in the General Partner to be decreased from 100% to 50%. The exercise price for each option is the pro rata share (0.5%) of Rio Vista's tax basis capital immediately after the Spin-Off. Mr. Shore and Mr. Richter are each members of the board of directors of Penn Octane and the board of managers of Rio Vista. In the event these two options are exercised, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

     SHORE  CAPITAL  WARRANTS

In connection with an employment agreement with Mr. Shore, Shore Capital received warrants to acquire 97,415 common units of Rio Vista with an exercise price of $8.47 per common unit. In addition, Shore Capital also received warrants to purchase 763,737 shares of Penn Octane's common stock at an exercise price of $1.14 per share. The warrants expire on July 10, 2006.

     WARRANT  ADJUSTMENTS

Holders of unexercised warrants of Penn Octane as of the date of the Spin-Off received an adjustment to reduce the exercise price of their existing Penn Octane warrant and received new warrants to purchase Common Units of Rio Vista to reflect the transfer of assets from Penn Octane into Rio Vista. As of the date of the Spin-Off, Penn Octane had 2,542,500 warrants to purchase common stock outstanding. The adjustment to the exercise price of Penn Octane warrants was determined by multiplying the original exercise price of Penn Octane warrants by 0.369. The number of Rio Vista warrants issued to the holders of Penn Octane warrants as of the date of the Spin-Off was 317,813 determined by dividing the existing number of warrants of Penn Octane by eight. The exercise price of the Rio Vista warrants was determined by multiplying the original exercise price of the existing Penn Octane warrants by 5.05. The expiration date of these warrants is the same as the existing Penn Octane warrants. The number of new Rio Vista warrants issued to executive officers of Rio Vista and the number of Penn Octane warrants held by such persons which were adjusted for the exercise price were as follows:

                                                       Penn Octane    Weighted
                                        Weighted         Warrants      Average
                       Rio Vista         Average       Adjusted for   Adjusted
                    Warrants Issued     Adjusted      Exercise Price  Exercise
Insider Name          at Spin-Off    Exercise Price    at Spin-Off      Price
------------------  ---------------  ---------------  --------------  ---------

Jerome B. Richter            63,750  $         23.45         510,000  $    1.71
Charles C. Handly            17,500            31.68         140,000       2.32
Ian T. Bothwell              38,750            31.42         310,000       2.30
Jerry L. Lockett             26,250            23.78         210,000       1.74
Stewart J. Paperin           18,750            21.94         150,000       1.60
Harvey L. Benenson            8,750            23.38          70,000       1.71
Emmett M. Murphy              6,250            16.01          50,000       1.17

Certain  of  the  warrants  listed  above  expired  on  December  31,  2004.

     MANAGEMENT  OF  RIO  VISTA

Rio Vista itself does not have managers or officers. The board of managers and officers of the General Partner perform all management functions for Rio Vista. Officers of the General Partner are appointed by its board of managers. The officers of the General Partner are paid directly by Penn Octane. Other than distributions attributable to its general partner interest, the General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista's business. The General Partner has a legal duty to manage Rio Vista in a manner beneficial to Rio Vista's unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a "fiduciary" duty. Because the General Partner is currently owned by Penn Octane, Penn Octane's officers and managers of the General Partner also have fiduciary duties to manage the business of the General Partner in a manner beneficial to Penn Octane and its stockholders.

     OMNIBUS  AGREEMENT  WITH  PENN  OCTANE

Pursuant to the Omnibus Agreement, Penn Octane is entitled to reimbursement for all direct and indirect expenses it or the General Partner incurs on Rio Vista's behalf, including general and administrative expenses. The indirect expenses include an allocation of the salaries and benefit costs related to employees (including executive officers) of Penn Octane who provide services to Rio Vista based on actual time spent performing services between Penn Octane and the General Partner. In addition, Rio Vista purchases LPG from Penn Octane under a long-term supply agreement (the "LPG Supply Agreement"). The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn
Octane's agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. The General Partner has sole responsibility for conducting Rio Vista's business and for managing Rio Vista's operations.

Under the Omnibus Agreement, Penn Octane provides the General Partner with corporate staff and support services in connection with its management and operation of the assets of Rio Vista. These services include management and centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit and incentive compensation plans and other corporate services. Penn Octane is reimbursed for the costs and expenses it incurs in rendering these services using a percentage calculated based on the time spent by Penn Octane's employees on Rio Vista's business. Each Penn Octane employee involved with Rio Vista activities accounts for his or her time each month related to Rio Vista as a percentage of his or her total time worked. The General Partner calculates the general and administrative expenses that are allocated to Rio Vista using the cumulative percentage. Administrative and general expenses directly associated with providing services to Rio Vista (such as legal and accounting services) are not included in the above allocation of indirect costs, such expenses are charged directly to Rio Vista.

     LPG  SUPPLY  AGREEMENT  WITH  PENN  OCTANE

Under the LPG Supply Agreement, Rio Vista agreed to purchase all of its LPG requirements for sales using the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista will have no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista's customers would not require the use of any of the assets Penn Octane contributed to Rio Vista pursuant to the Spin-Off. The LPG Supply Agreement terminates on the earlier to occur of:

          -    Penn  Octane  ceases  to  have  the  right  to  access the Leased
               Pipeline that connects to Rio Vista's Brownsville Terminal Facility; and
          - Rio Vista ceases sell LPG using any of the assets contributed by Penn Octane to Rio Vista pursuant to the Spin-Off.

The price Rio Vista pays for LPG under the LPG Agreement is indexed to the price quoted by the Oil Price Information Service for Mt. Belvieu non-tet propane and non-tet normal butane, plus other costs and amounts based on a formula that takes into consideration operating costs to both Penn octane and Rio Vista.

Under the terms of the LPG Supply Agreement and Omnibus Agreement, Penn Octane charged Rio Vista $33.9 million for the year ended December 31, 2004.

     DISTRIBUTIONS

Under the terms of Rio Vista's partnership agreement, the General Partner is entitled to receive cash distributions from Rio Vista in accordance with a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the Common Units as annual cash distributions exceed certain milestones. On January 14, 2005 the board of managers of Rio Vista approved the payment of $0.25 cash distribution per common unit to all Rio Vista common unitholders and a corresponding distribution to the General Partner as of the record date February 9, 2005. The distribution was paid on February 14, 2005.

     GUARANTEES  AND  ASSET  PLEDGES

Rio Vista is liable as guarantor for Penn Octane's collateralized debt and will continue to pledge all of its assets as collateral. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under Penn Octane's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista's assets are pledged total $21.4 million at December 31, 2004, based on Penn Octane's most recently filed Transition Report on Form 10-Q, and the unaudited amounts were as follows (in millions):

          LPG and fuel products trade payables                  $13.2
          Total debt                                            $ 1.9
          Lines of credit                                       $ 1.4
          Letters of credit in excess of LPG and fuel products
             trade payables                                     $ 4.9

     Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane's credit facility and certain other debt total $34.1 million at December 31, 2004 and the unaudited amounts were as follows (in millions):

          Accounts receivable                                   $ 9.2
          Restricted cash                                       $ 5.4
          Inventory                                             $ 3.5
          Property, plant and equipment, net                    $16.0

     Rio Vista's assets that are included in the above amounts are as follows (in millions):

          Accounts receivable                                   $ 5.8
          Restricted cash                                       $ 4.0
          Inventory                                             $  .2
          Property, plant and equipment, net                    $14.2

     RIO  VISTA  2005  EQUITY  INCENTIVE  PLAN

On March 9, 2005, the board of managers of the General Partner of Rio Vista, approved the Rio Vista 2005 Equity Incentive Plan (the "2005 Plan"). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the Board of Managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the Compensation Committee of the board of managers. In addition, the board of managers may exercise any authority of the Compensation Committee under the 2005 Plan. Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

On March 9, 2005, the Board of Managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under Rio Vista's 2005 Equity Incentive Plan. Of the total number of options granted, 78,125 were granted to certain Named Executive Officers of the General Partner (see below) and 15,000 were issued to outside managers of the General Partner (see below). The exercise price for the options is $12.51 per common unit, which is the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

                                                     Rio Vista      Exercise  Price Per
                      Name                        Warrants Granted    Common Unit ($)
------------------------------------------------  ----------------  --------------------

             Jerome B. Richter                              31,250                 12.51
             Charles C. Handly                              15,625                 12.51
             Ian T. Bothwell                                15,625                 12.51
             Jerry L. Lockett                               15,625                 12.51
             Ricardo Rodriguez-Canney                        5,000                 12.51
             Murray  J. Feiwell                              5,000                 12.51
             Douglas G. Manner                               5,000                 12.51


     PENN  OCTANE  2001  WARRANT  PLAN

On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1,005,000 shares of Penn Octane common stock under Penn Octane's 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 625,000 were granted to executive officers of Penn Octane (see below) and 255,000 were issued to outside directors of Penn Octane (see below). The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane's common stock as reported by the Nasdaq Stock Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.

                                               Rio Vista      Exercise  Price Per
                     Name                   Warrants Granted    Common Share ($)
------------------------------------------  ----------------  --------------------
             Jerome B. Richter                       250,000                  1.50
             Charles C. Handly                       125,000                  1.50
             Ian T. Bothwell                         125,000                  1.50
             Jerry L. Lockett                        125,000                  1.50
             Stewart J. Paperin                       85,000                  1.50
             Harvey L. Benenson                       85,000                  1.50
             Emmett M. Murphy                         85,000                  1.50

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

     Rio Vista has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during Rio Vista year 2004:

                                                           2004
                                                          -------
Audit Fees                                                $70,000

Audit - Related Fees                                      $     -

Tax Fees (1)                                              $ 7,000

All Other Fees                                            $     -


(1) Represents fees billed for tax compliance, tax advice and tax planning services.

The General Partner's audit committee approves the engagement of its independent auditor to perform audit related services. The audit committee does not formally approve specific amounts to be spent on non-audit related services which in the aggregate do not exceed amounts to be spent on audit related services. In determining the reasonableness of audit fees, the audit committee considers historical amounts paid and the scope of services to be performed.

                                     PART IV


ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

     a.  Financial Statements and Financial Statement Schedules.

         The following documents are filed as part of this report:

         (1)  Consolidated  Financial  Statements:

              Rio  Vista  Energy  Partners  L.P.

                Independent  Auditor's  Report

                Consolidated  Balance Sheet as of December 31, 2003 and 2004

                Consolidated Statements of Operations for the period from inception, July 10, 2003, to December 31, 2003 and the year ended December 31, 2004

                Consolidated Statement of Partners' Capital for the period from inception, July 10, 2003, to December 31, 2003 and the year ended December 31, 2004

                Consolidated Statements of Cash Flows for the period from inception, July 10, 2003, to December 31, 2003 and the year ended December 31, 2004

                Notes  to  Consolidated  Financial  Statements

         (2)  Financial  Statement  Schedules:

              Schedule  II  -  Valuation  and  Qualifying  Accounts


     b.  Exhibits.

     THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE TO PREVIOUSLY FILED REPORTS, AS NOTED:

Exhibit
  No.
-------

2.1      Distribution Agreement dated September 16, 2004 by and among Penn Octane Corporation,
         Rio Vista Energy Partners L.P. and Subsidiaries.  (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on
         September 16, 2004) (SEC File No. 000-50394).

3.1     Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed July 10, 2003.
        (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26,
        2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.2     First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P.
        dated September 16, 2004.  (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004)
        (SEC File No. 000-50394).

3.3     Certificate of Limited Partnership of Rio Vista Operating Partnership L.P.  (Incorporated by
        reference to Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).


3.4     First Amended and Restated Limited Partnership Agreement of Rio Vista Operating
        Partnership L.P. dated September 16, 2004.  (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on
        September 16, 2004) (SEC File No. 000-50394).

3.5     Certificate of Formation of Rio Vista GP LLC.  (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on
        September 16, 2004) (SEC File No. 000-50394).

3.6     Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement dated as of September 16, 2004.  (Incorporated by reference to Rio Vista's registration statement on
        Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC
        File No. 000-50394).

3.7     Certificate of Formation of Rio Vista Operating GP LLC filed July 10, 2003.  (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.8     Limited Liability Company Agreement of Rio Vista Operating GP LLC dated July 10, 2003.
        (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26,
        2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.9     Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed
        September 17, 2003.  (Incorporated by reference to Rio Vista's Quarterly Report on Form
        10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No.
        000-50394).

3.10    Amendment to Certificate of Limited Partnership of Rio Vista Operating Partnership L.P.
        (Incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

4.1     Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).  (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.1    Contribution, Conveyance and Assumption Agreement entered into as of September 16,
        2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners
        L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P.  (Incorporated
        by reference to Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.2    Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane
        Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating
        Partnership L.P.  (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No.
        000-50394).

10.3    Purchase Contract made and entered into effective as of October 1, 2004 by and between Penn
        Octane Corporation and Rio Vista Operating Partnership L.P.  (Incorporated by reference to
        Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.4*   Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC.
        (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26,
        2004 and amended Form 10 filed on September 16, 2004 )(SEC File No. 000-50394).


10.5*   Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter.
        (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26,
        2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.6*   Rio Vista Energy Partners L.P. Unit option Agreement dated July 10, 2003 granted to Shore
        Capital LLC.  (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No.
        000-50394).

10.7*   Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders.
        (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26,
        2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.8    Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC.  (Incorporated by reference to Rio Vista's registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on
        September 16, 2004 )(SEC File No. 000-50394).

10.9    Conveyance Agreement effective September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P.  (Incorporated by reference to Rio Vista's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22,
        2004, SEC File No. 000-50394).

10.10   Amendment No. 1 to Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio
        Vista Operating Partnership L.P.  (Incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC
        File No. 000-50394).

10.11   Lease dated October 20, 1993 between Brownsville Navigation District of Cameron County,
        Texas and Registrant with respect to Penn Octane's land lease rights, including related amendment to the Lease dated as of February 11, 1994 and Purchase Agreement.
        (Incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.12   Lease Amendment dated May 7, 1997 between Registrant and Brownsville Navigation District of Cameron County, Texas.  (Incorporated by reference to Rio Vista's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File
        No. 000-50394).

10.13   Assignment of Easements from Penn Octane to Rio Vista Operating Partnership L.P. dated
        September 15, 2004.  (Incorporated by reference to Rio Vista's Quarterly Report on Form 10-
        Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-
        50394).

10.14   Assignment of lease No. "2823" dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P.  (Incorporated by reference to Rio Vista's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22,
        2004, SEC File No. 000-50394).

10.15   Assignment of lease No. "3165" dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P.  (Incorporated by reference to Rio Vista's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22,
        2004, SEC File No. 000-50394).


10.16   Assignment of lease No. "3154" dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P.  (Incorporated by reference to Rio Vista's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22,
        2004, SEC File No. 000-50394).

10.17   Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004.  (Incorporated by reference to Rio Vista's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File
        No. 000-50394).

10.18   Guaranty & Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC
        dated as of September 15, 2004.  (Incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC
        File No. 000-50394).

10.19   General Security Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004.  (Incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC
        File No. 000-50394).

10.20   General Security Agreement between Rio Vista Operating Partnership L.P. and RZB Finance
        LLC dated as of September 15, 2004.  (Incorporated by reference to Rio Vista's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22,
        2004, SEC File No. 000-50394).

10.21   Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the
        "Company") due December 15, 2003, and related agreements and instruments dated January
        13, 2004, between Penn Octane Corporation and the holders of the Notes.  (Incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended September 30,
        2004 filed on November 22, 2004, SEC File No. 000-50394).


THE  FOLLOWING  EXHIBITS  ARE  FILED  AS  PART  OF  THIS  REPORT:

10.22*  Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan

14.1    Code of Business Conduct of Rio Vista Energy Partners L.P./ Rio Vista GP LLC

21      Subsidiaries of the Registrant

31.1    Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

31.2    Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

32      Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
        Sarbanes - Oxley Act of 2002

*  indicates management contract or compensatory plan or arrangement.

All  of  the  Exhibits  are available from the SEC's website at www.sec.gov.  In
                                                                -----------
addition, Rio Vista will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request address to Ian T. Bothwell, Rio Vista Energy Partners L.P., 820 Gessner Road, Suite 1285, Houston, Texas 77024.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                RIO  VISTA  ENERGY  PARTNERS  L.P.
                                By:  RIO  VISTA  GP  LLC,  GENERAL  PARTNER


April  12,  2005                By: /s/Ian  T.  Bothwell
                                    --------------------
                                    Ian  T.  Bothwell
                                    Vice  President,  Chief  Financial  Officer,
                                    Treasurer and Assistant Secretary (principal
                                    financial  and  accounting  officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each capacity refers to the signer's position with Rio Vista GP LLC, the general partner of the registrant.


           SIGNATURE                      TITLE                               DATE
           ---------                      -----                               ----

/s/Jerome B. Richter         Jerome B. Richter                          April 12, 2005
---------------------------  Chairman of the Board

/s/Richard  Shore, Jr.       Richard Shore, Jr.                         April 12, 2005
---------------------------  Chief Executive Officer, President and
                               Manager (principal executive
                               officer)

/s/Charles C. Handly         Charles C. Handly
---------------------------  Executive Vice President, Chief            April 12, 2005
                               Operating Officer

/s/Ian T. Bothwell           Ian T. Bothwell                            April 12, 2005
---------------------------  Vice President, Chief Financial Officer,
                               Treasurer and Assistant Secretary
                               (principal financial and accounting
                               officer)

/s/Jerry L. Lockett          Jerry L. Lockett                           April 12, 2005
---------------------------  Vice President and Secretary

/s/Ricardo Rodriguez Canney  Ricardo Rodriguez Canney                   April 12, 2005
---------------------------  Manager

/s/Murray J. Feiwell         Murray J. Feiwell                          April 12, 2005
---------------------------  Manager

/s/Douglas G. Manner         Douglas G. Manner                          April 12, 2005
---------------------------  Manager