Form 10-Q
period 2005-03-31
RIO VISTA ENERGY PARTNERS LP
filed 2005-05-20
CIK 1260828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from______________  to  _______________

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

     The number of common units outstanding on May 6, 2004 was 1,910,656.

                          RIO VISTA ENERGY PARTNERS L.P.  AND SUBSIDIARIES

                                          TABLE OF CONTENTS


            ITEM                                                                            PAGE NO.
         ----------                                                                         --------

Part I       1.      Financial Statements

                     Independent Certified Public Accountants' Review Report                     3

                     Consolidated Balance Sheets as of December 31, 2004 and
                     March 31, 2005 (unaudited)                                                 4-5

                     Unaudited Consolidated Statements of Operations for the three months
                     ended March 31, 2004 and 2005                                               6

                     Unaudited Consolidated Statement of Partners' Capital as of
                     March 31, 2005                                                              7

                     Unaudited Consolidated Statements of Cash Flows for the three months
                     ended March 31, 2004 and 2005                                               8

                     Notes to Consolidated Financial Statements (unaudited)                     9-21

             2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                 22-40

             3.      Quantitative and Qualitative Disclosures About Market Risk                  41

             4.      Controls and Procedures                                                     41

Part II      1.      Legal Proceedings                                                           42

             2.      Unregistered Sales of Equity Securities and Use of Proceeds                 42

             3.      Defaults Upon Senior Securities                                             42

             4.      Submission of Matters to a Vote of Security Holders                         42

             5.      Other Information                                                           42

             6.      Exhibits                                                                    42

             Signatures                                                                          43

PART  I
ITEM  1.

             Independent Certified Public Accountants' Review Report
             -------------------------------------------------------


To  the  Board  of  Managers  of  Rio  Vista  GP  LLC,
  General  Partner  of  Rio  Vista  Energy  Partners  L.P.

We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of March 31, 2005, the consolidated statement of partners' capital for the three months ended March 31, 2005 and the consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2005. These consolidated financial statements are the responsibility of Rio Vista's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries as of December 31, 2004 and the consolidated statements of operations, partners' capital and cash flows for the year ended December 31, 2004 (not presented herein); and in our report dated February 2, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated.

Our auditors' report on Rio Vista's financial statements as of December 31, 2004 included an explanatory paragraph referring to the matters discussed in Note N of those financial statements which raised substantial doubt about Rio Vista's ability to continue as a going concern. As indicated in Note K to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about Rio Vista's ability to continue as a going concern.

                                  /s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
April 25, 2005

                             RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS



                                                 ASSETS


                                                                                             March 31,
                                                                             December 31,      2005
                                                                                 2004       (Unaudited)
                                                                             -------------  ------------
Current Assets
  Cash                                                                       $      13,000  $     26,000
  Restricted cash                                                                3,983,000       922,000
  Trade accounts receivable (less allowance for doubtful accounts of $0 at
  2003 and 2004)                                                                 5,785,000     6,664,000
  Inventories                                                                      198,000       196,000
  Prepaid expenses and other current assets                                          9,000       412,000
                                                                             -------------  ------------
    Total current assets                                                         9,988,000     8,220,000
Property, plant and equipment - net                                             14,244,000    14,046,000
Other non-current assets                                                            12,000        13,000
                                                                             -------------  ------------
      Total assets                                                           $  24,244,000  $ 22,279,000
                                                                             =============  ============

   The accompanying notes and accountants' report are an integral part of these statements.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                        LIABILITIES AND PARTNERS' CAPITAL


                                                               March 31,
                                               December 31,       2005
                                                   2004       (Unaudited)
                                               -------------  ------------
Current Liabilities
  Due to Penn Octane Corporation, net          $   8,632,000  $  6,479,000
  Accounts payable                                   290,000       372,000
  Mexican taxes payable                               27,000        29,000
  Accrued liabilities                                382,000       379,000
                                               -------------  ------------
    Total current liabilities                      9,331,000     7,259,000
Commitments and contingencies                              -             -
Partners' Capital
  Common units                                    14,615,000    14,720,000
  General partner's equity                           298,000       300,000
                                               -------------  ------------
    Total partners' capital                       14,913,000    15,020,000
                                               -------------  ------------
      Total liabilities and partners' capital  $  24,244,000  $ 22,279,000
                                               =============  ============

   The accompanying notes and accountants' report are an integral part of these statements.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended
                                                  -------------------------
                                                   March 31,     March 31,
                                                     2004          2005
                                                  -----------  ------------
Revenues                                          $         -  $28,557,000
Cost of goods sold                                          -   27,238,000
                                                  -----------  ------------
  Gross profit                                              -    1,319,000
Selling, general and administrative expenses
    Legal and professional fees                             -      242,000
    Salaries and payroll related expenses                   -      394,000
    Other                                                   -      391,000
                                                  -----------  ------------
                                                            -    1,027,000
                                                  -----------  ------------
      Operating income                                      -      292,000
Other income (expense)
    Interest and LPG financing expense                      -  (   119,000)
                                                  -----------  ------------
       Income before taxes                                  -      173,000
Provision (benefit) for Mexican income taxes                -        1,000
                                                  -----------  ------------
       Net income                                 $         -  $   172,000
                                                  ===========  ============

Net income allocable to the partners              $         -  $   172,000
  Less general partner's interest in net income             -        3,000
                                                  -----------  ------------
Net income allocable to the common units          $         -  $   169,000
                                                  ===========  ============

Net income per common unit                        $         -  $      0.09
                                                  ===========  ============
Net income per common unit assuming dilution      $         -  $      0.08
                                                  ===========  ============
Weighted average common units outstanding                   -    1,910,656
                                                  ===========  ============

   The accompanying notes and accountants' report are an integral part of these statements.

                           RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL



                                                  COMMON UNITS
                                           --------------------------
                                                                                           TOTAL
                                                                          GENERAL        PARTNERS'
                                             UNITS        AMOUNT          PARTNER         CAPITAL
                                           ---------  ---------------  -------------  ---------------

BALANCE AS OF DECEMBER 31, 2004            1,910,656      14,615,000        298,000       14,913,000
Net income                                         -         169,000          3,000          172,000
Cash distribution to partners                      -  (      477,000)  (     10,000)  (      487,000)
Loan discount on Penn Octane
Corporation's debt related to detachable
warrants                                           -         413,000          9,000          422,000
                                           ---------  ---------------  -------------  ---------------

BALANCE AS OF MARCH 31, 2005 (UNAUDITED)   1,910,656  $   14,720,000   $    300,000   $   15,020,000
                                           =========  ===============  =============  ===============

   The accompanying notes and accountants' report are an integral part of these statements.


                            RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (UNAUDITED)

                                                                              Three Months Ended
                                                                          ----------------------------
                                                                            March 31,      March 31,
                                                                              2004           2005
                                                                          ------------  --------------
Cash flows from operating activities:
Net income                                                                $         -   $     172,000
Adjustments to reconcile net income  to net cash  provided by  (used in)
operating activities:
  Depreciation                                                                      -         205,000
  Amortization of loan discount related to detachable warrants                                 57,000
Changes in current assets and liabilities:
  Trade accounts receivable                                                         -   (     879,000)
  Inventories                                                                       -           2,000
  Prepaid and other current assets                                                  -   (      38,000)
  Trade accounts payable                                                            -          82,000
  Due to Penn Octane Corporation, net                                               -   (   2,152,000)
  Other accounts payable and accrued liabilities                                    -   (       3,000)
  Mexican taxes payable                                                             -           1,000
                                                                          ------------  --------------
Net cash provided by (used in) operating activities                                 -   (   2,553,000)
Cash flows from investing activities:
  Capital expenditures                                                              -   (       7,000)
  Other non-current assets                                                          -   (       1,000)
                                                                          ------------  --------------
  Net cash used in investing activities                                             -   (       8,000)
Cash flows from financing activities:
  Increase (decrease) in restricted cash                                            -       3,061,000
  Initial capitalization                                                            -               -
  Cash distributions to partners                                                    -   (     487,000)
                                                                          ------------  --------------
  Net cash provided by (used) in financing activities                               -       2,574,000
                                                                          ------------  --------------
    Net increase in cash                                                            -          13,000
Cash at beginning of period                                                     2,000          13,000
                                                                          ------------  --------------
Cash at end of period                                                     $     2,000   $      26,000
                                                                          ============  ==============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest and LPG financing expense                                      $         -   $           -
                                                                          ============  ==============
Supplemental disclosures of noncash transactions:
  Units and warrants issued and other                                     $         -   $     422,000
                                                                          ============  ==============

   The accompanying notes and accountants' report are an integral part of these statements.

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - ORGANIZATION

Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (Assets) to Rio Vista Operating Partnership L.P. (RVOP) (ii) the transfer of its 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders
(Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding capital and 100% of Rio Vista's limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries are hereinafter referred to as "Rio Vista".

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

Historically, up until the date of the Spin-Off, Penn Octane has sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline which connects ExxonMobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista's Brownsville Terminal Facility (Leased Pipeline). In addition, Penn Octane has access to a twelve-inch pipeline which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (ECCPL) as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with Penn Octane's lease agreement for the Leased Pipeline, Penn Octane may access up to 21,000,000 gallons of storage located in Markham, Texas (Markham Storage), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane's long term supply agreement in effect as of March 31, 2005 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to 13,900,000 gallons of LPG per month although actual quantities supplied under such agreement during the three months ended March 31, 2005 were approximately 9,295,000 gallons per month.

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

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

The unaudited consolidated balance sheet as of March 31, 2005 and the unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2005 have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of March 31, 2005, the unaudited consolidated results of operations and cash flows for the three months ended March 31, 2004 and 2005. Rio Vista was inactive until September 30, 2004, the date of the Spin-Off and operations did not commence until October 1, 2004. Accordingly, there are no results of operations during the three months ended March 31, 2004.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the Rio Vista's Fiscal Year 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


NOTE  B  -  UNIT  BASED  COMPENSATION

     Under the guidance provided by SFAS 123, Rio Vista has elected to continue to account for employee unit-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) 25, "Accounting for Stock Issued to Employees", and related Interpretations.

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  B  -  UNIT  BASED  COMPENSATION  -  CONTINUED

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, Rio Vista's pro forma net income (loss), and net income (loss) per common unit would have been as follows for the three months ended March 31,:

                                                                 2004              2005
                                                           ----------------  ----------------
Net income (loss) as reported                              $             -   $       172,000

Add:  Unit-based employee compensation expense
included in reported net loss                                            -                 -

Less:  Total unit-based employee compensation
expense determined under fair value based method for
all awards                                                               -    (      285,000)
                                                           ----------------  ----------------
Net income (loss) pro forma                                              -    (      113,000)

Net income (loss) allocable to the common units pro forma                -    (      111,000)

Net income (loss) per common unit, as reported                           -               .09

Net income (loss) per common unit, pro forma                             -    (          .06)
Net income (loss) per common unit assuming dilution,
as reported                                                              -               .08
Net income (loss) per common unit assuming dilution,
pro forma                                                                -    (          .06)

     The following assumptions were used for grants of warrants to employees in the three months ended March 31, 2005, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 7.7%; expected volatility of 48.4%; risk free interest rate of 3.05%; and expected life of 3 years.

     During December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R). SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for Rio Vista beginning January 1, 2006. Rio Vista will apply the modified prospective method as provided for in SFAS 123R, and therefore the financial statements of Rio Vista for interim and annual periods prior to the adoption of SFAS 123R will not reflect any restatements.

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  C  -  INCOME  (LOSS)  PER  COMMON  UNIT

     The following tables present reconciliations from income (loss) per common unit to income (loss) per common unit assuming dilution (see note G for the warrants):

                                                 For the three months ended March 31, 2005
                                                 -----------------------------------------
                                                 Income (Loss)      Shares       Per-Unit
                                                  (Numerator)    (Denominator)    Amount
                                                 --------------  -------------  ----------
Net income (loss) available to the common units  $      169,000

BASIC EPS
Net income (loss) available to the common units         169,000      1,910,656  $     0.09
                                                                                ==========

EFFECT OF DILUTIVE SECURITIES
Warrants                                                      -         85,686
                                                 --------------  -------------

DILUTED EPS
Net income (loss) available to the common units  $      169,000      1,996,342  $     0.08
                                                 ==============  =============  ==========


NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consists  of  the  following:

                                                    December 31,    March 31,
                                                        2004           2005
                                                   --------------  ------------
Brownsville Terminal Facility
  Building                                         $     173,000   $   173,000
  Terminal facilities                                  3,631,000     3,631,000
  Tank Farm                                              374,000       374,000
  Leasehold improvements                                 319,000       319,000
  Equipment                                              226,000       226,000
  Truck                                                   26,000        26,000
                                                   --------------  ------------
                                                       4,749,000     4,749,000
                                                   --------------  ------------
US - Mexico Pipelines and Matamoros Terminal
Facility:  (a)

U.S. Pipelines and Rights of Way                       6,775,000     6,782,000
Mexico Pipelines and Rights of Way                       993,000       993,000
Matamoros Terminal Facility                            5,876,000     5,876,000
Land                                                     856,000       856,000
                                                   --------------  ------------
                                                      14,500,000    14,507,000
                                                   --------------  ------------
    Total                                             19,249,000    19,256,000
                                                   --------------  ------------


Less:  accumulated depreciation and amortization   (   5,005,000)  ( 5,210,000)
                                                   --------------  ------------

                                                   $  14,244,000   $14,046,000
                                                   ==============  ============

(a) Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT  -  CONTINUED

     Property, plant and equipment, net of accumulated depreciation, includes $5,745,000 and $5,644,000 of costs, located in Mexico at December 31, 2004 and March 31, 2005, respectively.


NOTE  E  -  INVENTORIES

     Inventories are valued at the lower of FIFO cost or market (LCM) and consist of the following:

                                   December 31, 2004     March 31, 2005
                                   ------------------  ------------------
                                   Gallons     LCM     Gallons     LCM
                                   -------  ---------  -------  ---------
LPG:
  Brownsville Terminal Facility
  and Matamoros Terminal Facility  239,000  $ 198,000  239,000  $ 196,000
                                   =======  =========  =======  =========


NOTE  F  -  INCOME  TAXES

     Rio Vista is taxed as a Partnership under Code Section 701 of the Internal Revenue Code. All of Rio Vista's income is taxed at the partner level, therefore, Rio Vista has no U.S. income tax expense or liability. Rio Vista's Mexican subsidiaries incur income tax expense in Mexico on their taxable income. Mexican income tax expense for the three months ended March 31, 2005 was $1,000. No deferred Mexican income tax expense was recorded for the three months ended March 31, 2005.

NOTE  G  -  PARTNERS'  CAPITAL

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

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  G  -  PARTNERS'  CAPITAL  -  CONTINUED

     In addition, the Agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista's operations, as well as other provisions limiting the holders of common units ability to influence the manner or direction of management.

     GENERAL PARTNER INTEREST
     --------------------------

     The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane. Penn
     Octane has granted options to Jerome B. Richter and to Shore Capital LLC (Shore Capital), an affiliate of Richard Shore, Jr., to purchase 50% of its general partner interest. Following the exercise of any of these options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

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

     LOAN DISCOUNT ON PENN OCTANE CORPORATION'S DEBT RELATED TO DETACHABLE WARRANTS

     During January 2004, in connection with $1,805,000 of debt obligations of Penn Octane, Penn Octane agreed to issue, in the future, an aggregate of 110,250 warrants to purchase Rio Vista common units (Rio Vista Warrants). The exercise price of the warrants was to be determined based on the amount of the first quarterly distribution paid by Rio Vista. As a result of the approval of the payment of Rio Vista's first cash distribution on January 14, 2005 (see below), Rio Vista granted the immediately exercisable warrants having an exercise price of $5.00 and recorded a discount of approximately $422,000 which is reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. The Rio Vista Warrants will expire on December 15, 2006.

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  G  -  PARTNERS'  CAPITAL  -  CONTINUED

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

     On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which is the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

     DISTRIBUTIONS  OF  AVAILABLE  CASH
     ----------------------------------

     All unitholders have the right to receive distributions of "available cash" as defined in the Agreement from Rio Vista in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner receives a distribution corresponding to its 2% General Partnership Interest. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed (see note H).

     Cash distributions from Rio Vista are shared by the holders of the common units and the General Partner interest as described in the Agreement based on a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the common units as annual cash distributions exceed certain milestones.

     On  February  14,  2005,  Rio  Vista  made a cash distribution of $487,000.

     On April 21, 2005, the board of managers of Rio Vista approved the payment of a $.025 cash distribution per unit to all Rio Vista common unitholders and a corresponding distribution to the General Partner as of the record date of May 9, 2005. The distribution is to be paid on May 13, 2005 (see note L).

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

     CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

     Rio Vista's LPG purchases are financed entirely by Penn Octane through its credit facility with RZB Finance, LLC (RZB).

     As of March 31, 2005, Penn Octane had a $20,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane's purchases of LPG and gasoline and diesel fuel (Fuel Products) in connection with Penn Octane's fuel sales business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane's obligations with respect to the RZB Credit Facility. In connection with Rio Vista's guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which Rio Vista's Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane's purchase of LPG under the RZB Credit Facility.

     Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (5.75% at March 31, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility at any time, and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. Jerome B. Richter has personally guaranteed all of Penn Octane's and Rio Vista's payment obligations with respect to the RZB Credit Facility.

     Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.

     Under the terms of the RZB Credit Facility, all cash from Rio Vista's LPG sales is deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Accordingly, Rio Vista only receives net proceeds from the restricted cash account when the amounts of collateral provided by Penn Octane and Rio Vista exceed all liabilities under outstanding letters of credit issued on behalf of Penn Octane, at the sole discretion of RZB. Historically RZB has not unduly withheld net proceeds from Penn Octane, and Rio Vista does not expect that RZB will unduly withhold net proceeds from Rio Vista. Upon the release of Rio Vista's net proceeds from Rio Vista's restricted cash account, Rio Vista is then required to pay any remaining amounts due Penn Octane, if any, for the supply of LPG and other allocated or direct expenses.

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

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

     PARTNERSHIP  TAX  TREATMENT

     Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista's Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista's Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted tax basis in Rio Vista.

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

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

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

     Current law may change so as to cause Rio Vista to be taxable as a corporation for federal income tax purposes or otherwise subject Rio Vista to entity-level taxation. The Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject Rio Vista to taxation as a corporation or otherwise subjects Rio Vista to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted downward to reflect the impact of that law on Rio Vista.

     OTHER

     Rio Vista is a newly-created entity and is not currently a party to any litigation. Pursuant to the Omnibus Agreement, Penn Octane has agreed to indemnify Rio Vista for claims related to the Assets arising from events or conditions occurring or existing before completion of the Spin-Off.

     LONG-TERM  DEBT

     Long-term debt of Penn Octane guaranteed by Rio Vista and on which certain of its assets are pledged totaled $1,805,000 at March 31, 2005. This debt is due on December 15, 2005. Interest is payable quarterly at a rate of 16.5% per annum.

     GUARANTEES  AND  ASSETS  PLEDGED  ON  CERTAIN  OF PENN OCTANE'S OBLIGATIONS

     The dollar amounts of Penn Octane's obligations which Rio Vista guarantees and/or for which Rio Vista's assets are pledged total $18,400,000 at March 31, 2005 based on Penn Octane's most recently filed Quarterly Report on Form 10-Q and the unaudited amounts were as follows:

          LPG and fuel products trade accounts payable          $ 7,300,000
          Total debt, net of discount                           $ 1,600,000
          Lines of credit                                       $ 5,800,000
          Letters of credit in excess of LPG and fuel products
             trade accounts payable                             $ 3,700,000

     Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane's credit facility and certain other debt total $33,700,000 at March 31, 2005 and the unaudited amounts were as follows:

          Accounts receivable                                   $11,100,000
          Restricted cash                                       $ 4,700,000
          Inventory                                             $ 2,100,000
          Property, plant and equipment, net                    $15,800,000

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     GUARANTEES AND ASSETS PLEDGED ON CERTAIN OF PENN OCTANE'S OBLIGATIONS - CONTINUED

     Rio  Vista's  assets that are included in the above amounts are as follows:

          Accounts receivable                                   $ 6,700,000
          Restricted cash                                       $   900,000
          Inventory                                             $   200,000
          Property, plant and equipment, net                    $14,100,000

NOTE  I  -  CONTRACTS

     LPG  SALES  TO  PMI

     During December 2004, Rio Vista and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 for the minimum sale of 11,700,000 gallons of LPG for the months of January and February and 11,050,000 gallons of LPG for the month of March (Quarterly Agreement) at reduced margins compared with those in effect during 2004. Actual volumes sold were 12,700,000 gallons, 9,900,000 gallons and 9,600,000 gallons for January, February and March 2005, respectively. In April 2005, Rio Vista entered into a one month contract with PMI for the sale of a minimum of 10,450,000 gallons at a further reduction in margin (see note
     L).

     The shortfall for the month of February 2005 was attributable to Penn Octane not having a sufficient supply of LPG to meet the minimum contract volume. The shortfall for the month of March 2005 was attributable to PMI not purchasing the minimum contract volume. In accordance with the Quarterly Agreement, PMI paid approximately $104,000 representing the total amount due associated with the shortfall volumes for March 2005.

     Rio  Vista  continues  to  negotiate a new long-term LPG contract with PMI.

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

NOTE J - RELATED PARTY TRANSACTIONS

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

     Under the terms of the LPG Supply Agreement and Omnibus Agreement, Penn Octane charged Rio Vista $27,280,230 for the three months ended March 31, 2005.

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE J - RELATED PARTY TRANSACTIONS - CONTINUED

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

     Under the terms of Penn Octane's Exxon Supply Contract, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the Exxon Supply Contract or other suppliers if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

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

                    RIO VISTA PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  K  -  REALIZATION  OF  ASSETS

     The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista is dependent on Penn Octane's ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista's only source of revenue is from sales of LPG to PMI and it operates under short-term sales agreements with PMI. Since April 1, 2004, through the date of the Spin-Off, Penn Octane had also been operating under short-term sales agreements with PMI. The monthly volumes of LPG sold by Penn Octane to PMI since April 1, 2004 up to the date of the Spin-Off were materially less than historical levels (see note
     L). Additionally, the monthly volumes of LPG sold by Rio Vista to PMI since October 1, 2004 have also been materially less than Penn Octane's historical levels and margins have declined in 2005. As a result, Penn Octane's and Rio Vista's gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such additional reductions in gross profit.

     Rio Vista has guaranteed certain of Penn Octane's obligations. Substantially all of Rio Vista's and Penn Octane's assets are pledged or committed to be pledged as collateral on $1,805,000 of Penn Octane's existing debt and the RZB Credit Facility, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane's Report of Independent Certified Public Accountants on the consolidated financial statements of Penn Octane at July 31, 2004 contains an explanatory paragraph which describes an uncertainty about Penn Octane's ability to continue as a going concern. If Penn Octane's and Rio Vista's cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane's creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations up to and including protection under the U.S. bankruptcy laws.

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the ability of Penn Octane to continue as a going concern and continued sales of LPG to PMI at acceptable volumes and margins to provide sufficient cash flow to pay Rio Vista's expenses and guarantees of Penn Octane's obligations assuming Penn Octane's inability to pay such obligations. The unaudited consolidated balance sheet does not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.

     To provide Rio Vista with the ability it believes necessary to continue in existence, management is negotiating with PMI to increase LPG sales at acceptable monthly volumes and margins on a long-term basis. In addition, management is taking steps to diversify Rio Vista's operations to reduce dependency on sales of LPG.


NOTE  L  -  SUBSEQUENT  EVENT

     On May 5, 2005, Rio Vista entered into a contract with PMI for the sale of a minimum of 6,000,000 gallons of LPG for the period May 5, 2005 to May 31, 2005 at the reduced margin received in April 2005. For the period May 1, 2005 to May 4, 2005, PMI did not purchase any LPG from Rio Vista.

     On  May  13, 2005, Rio Vista made a cash distribution of $487,000 (see note
     G).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Rio Vista's liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein.
References to specific years preceded by "fiscal" (e.g. fiscal 2004) refer to Rio Vista's fiscal year ending December 31.

FORWARD-LOOKING  STATEMENTS

     The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or "anticipates" or by discussions of strategy that inherently involve risks and uncertainties. From time to time, Rio Vista has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, potential acquisitions, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Brownsville and Matamoros Terminal Facilities, other upgrades to Rio Vista's facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, guarantees, cash distributions, Qualifying Income, Penn Octane, the Spin-Off and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed in Rio Vista's Form 10 filed with the Securities and Exchange Commission, those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Rio Vista's fiscal year 2004 Annual Report as well as those discussed elsewhere in this Quarterly Report. These factors may not include all material risks facing Rio Vista.

RIO VISTA ENERGY PARTNERS L.P. AND ITS CONSOLIDATED SUBSIDIARIES ARE HEREINAFTER REFERRED TO AS "RIO VISTA".

RISK  FACTORS

     Business Factors. The expiration of the liquefied petroleum gas ("LPG") sales contract between Penn Octane Corporation ("Penn Octane') and P.M.I. Trading Limited ("PMI") effective March 31, 2004 and the resulting lower LPG sales volumes since that date between Penn Octane and PMI through the date of the Spin-Off and Rio Vista and PMI after the Spin-off have adversely affected Rio Vista's results of operations. Rio Vista has only one customer for LPG in Mexico, PMI. Rio Vista cannot be sure that PMI will continue to purchase LPG from Rio Vista or in quantities or at prices that are profitable. There are a limited number of suppliers of LPG that connect to Rio Vista's pipelines and a limited supply of LPG. Rio Vista may lose its competitive advantage when Penn Octane's Seadrift pipeline lease expires in 2013. Rio Vista may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. Rio Vista may not have sufficient cash to meet its obligations. All of Rio Vista's assets are pledged as collateral for existing debt of Penn Octane, and Rio Vista therefore may be unable to obtain additional financing collateralized by such assets. Rio Vista is at risk of economic loss due to fixed margin contracts. If Rio Vista does not have sufficient capital resources for acquisitions or opportunities for expansion, Rio Vista's growth will be limited. Future acquisitions and expansions may not be successful, may substantially increase Rio Vista's indebtedness and contingent liabilities, and may create integration difficulties. Rio Vista's business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted. Rio Vista's business would also be adversely affected if the operations of Rio Vista's customers and suppliers (including Penn Octane) were interrupted.

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

     Projections. Projections, estimates and descriptions of Rio Vista's plans and objectives included herein are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

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

     Historically, up until the date of the Spin-Off, Penn Octane has sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline which connects ExxonMobil Corporation's ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista's Brownsville Terminal Facility (the "Leased Pipeline"). In addition, Penn Octane has access to a twelve-inch pipeline which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (the "ECCPL"), as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with Penn Octane's lease agreement for the Leased Pipeline, Penn Octane may access up to 21.0 million gallons of storage located in Markham, Texas (the "Markham Storage"), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane's long term supply agreements in effect as of March 31, 2005 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to
13.9 million gallons of LPG per month although actual quantities supplied under such agreements during the three months ended March 31, 2005 were approximately
9.2  million  gallons  per  month.


LPG  SALES

     The following table shows Rio Vista's actual volumes sold to PMI in gallons and average sales price for the three months ended March 31, 2005 and actual sales to PMI by Penn Octane in gallons and average sales price for the three months ended March 31, 2004.

                                       2004     2005
                                     -------  -------
Volume Sold

    LPG (millions of gallons) - PMI     57.4     32.3

Average sales price

    LPG (per gallon) - PMI           $  0.76  $  0.88

     RECENT TRENDS. Since April 2004, PMI had contracted with Penn Octane and Rio Vista (subsequent to the Spin-Off) for volumes which were significantly lower than amounts purchased by PMI from Penn Octane in similar periods during previous years. See Liquidity and Capital Resources - Sales to PMI below. Rio Vista believes that the reduction of volume commitments is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista's Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in early 2006. Rio Vista is not aware of the capacity at which the current cryogenic facilities are being operated.
Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts. Rio Vista still believes that its LPG supplies are competitive with the necessary U.S. imports of LPG by PEMEX and that the LPG volumes which are actually produced from the Burgos Basin would not eliminate the need for U.S. LPG imports by PEMEX and that LPG volumes produced from the Burgos Basin would be more economically suited for distribution to points further south in Mexico rather than Rio Vista's strategic zone.

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

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH PENN OCTANE'S SALES TO PMI FOR THE THREE MONTHS ENDED MARCH 31, 2004.

     Revenues. Revenues for the three months ended March 31, 2005, were $28.6 million compared with $43.4 million for the comparative period one year earlier, a decrease of $14.8 million or 34.2%. Of this decrease, $22.0 million was attributable to decreased volumes of LPG sold to PMI during the three months ended March 31, 2005, partially offset by $7.0 million attributable to increases in average sales prices of LPG sold to PMI during the three months ended March 31, 2005.

     Cost of goods sold. Cost of goods sold for the three months ended March 31, 2005 was $27.2 million. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Costs of goods sold also included other direct costs related to Rio Vista's LPG operations, including costs associated with operating the Brownsville and Matamoros terminal facilities.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.0 million for the three months ended March 31, 2005. These costs were comprised of indirect selling general expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees.

     Other income (expense). Other income (expense) was $(119,000) for the three months ended March 31, 2005 and is comprised of interest expense allocated to Rio Vista by Penn Octane in connection with the RZB Credit Facility and amortization of loan discount related to detachable warrants.

     Mexican  Income  tax.   Rio  Vista  incurred  $1,000  of Mexican income tax
expense  related  to  its  Mexican  subsidiaries.

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

     The following table reflects cash flows for the three months ended March 31, 2004 and 2005. All information is in thousands.

                                                 2004          2005
                                             ------------  ------------
Net cash provided by (used in) operating
activities                                   $         -   $(    2,553)

Net cash used in investing activities                  -    (        8)

Net cash provided by (used in) in financing
activities                                             -         2,574
                                             ------------  ------------

Net increase in cash                         $         -   $        13
                                             ============  ============

     The  following  is  a  discussion  of  the  guaranteed  obligations:

   RZB  OBLIGATION

     Rio Vista's LPG purchases are financed entirely by Penn Octane through its credit facility with RZB Finance, LLC ("RZB"). As of March 31, 2005, Penn Octane had a $20.0 million credit facility with RZB for demand loans and standby letters of credit (the "RZB Credit Facility") to finance Penn Octane's purchases of LPG and gasoline and diesel fuel ("Fuel Products") in connection with Penn Octane's fuel sales business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane's obligations with respect to the RZB Credit Facility. In connection with Rio Vista's guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which Rio Vista's Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane's purchase of LPG under the RZB Credit Facility.

     Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of
(i)  $500,  (ii)  2.5%  of  the maximum face amount of such letter of credit, or
(iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (5.75% at March 31, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility at any time, and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. Jerome B. Richter has personally guaranteed all of Penn Octane's and Rio Vista's payment obligations with respect to the RZB Credit Facility.

     Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10.0 million.

     Under the terms of the RZB Credit Facility, all cash from Rio Vista's LPG sales is deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Accordingly, Rio Vista only receives net proceeds from the restricted cash account when the amounts of collateral provided by Penn Octane and Rio Vista exceed all liabilities under outstanding letters of credit issued on behalf of Penn Octane, at the sole discretion of RZB. Historically RZB has not unduly withheld net proceeds from Penn Octane, and Rio Vista does not expect that RZB will unduly withhold net proceeds from Rio Vista. Upon the release of Rio Vista's net proceeds from Rio Vista's restricted cash account, Rio Vista is then required to pay any remaining amounts due Penn Octane, if any, for the supply of LPG and other allocated or direct expenses.

     LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $61,242 for the three months ended March 31, 2005.

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

   LONG-TERM  DEBT

     Long-term debt of Penn Octane guaranteed by Rio Vista and on which certain of its assets are pledged totaled $1.8 million at March 31, 2005. This debt is due on December 15, 2005. Interest is payable quarterly at a rate of 16.5% per annum.

   OBLIGATIONS  AND  ASSETS  PLEDGED

     The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista's assets are pledged total $18.4 million at March 31, 2005, based on Penn Octane's most recently filed Quarterly Report on Form 10-Q, and the unaudited amounts were as follows (in millions):

          LPG and fuel products trade payables                  $ 7.3
          Total debt, net of discount                           $ 1.6
          Lines of credit                                       $ 5.8
          Letters of credit in excess of LPG and fuel products
            trade payables                                      $ 3.7

     Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane's credit facility and certain other debt total $33.7 million at March 31, 2005 and the unaudited amounts were as follows (in millions):

          Accounts receivable                                   $11.1
          Restricted cash                                       $ 4.7
          Inventory                                             $ 2.1
          Property, plant and equipment, net                    $15.8

     Rio Vista's assets that are included in the above amounts are as follows (in millions):

          Accounts receivable                                   $ 6.7
          Restricted cash                                       $  .9
          Inventory                                             $  .2
          Property, plant and equipment, net                    $14.1

     The following is a summary of Rio Vista's estimated minimum contractual obligations as of March 31, 2005.

                                                       PAYMENTS DUE BY PERIOD
                                                       (AMOUNTS IN MILLIONS)
                                        ---------------------------------------------------
                                                Less than     1 - 3      4 - 5      After
Contractual Obligations                 Total     1 Year      Years      Years     5 Years
--------------------------------------  ------  ----------  ---------  ---------  ---------
Long-Term Debt Obligations              $    -  $        -  $       -  $       -  $       -
Operating Leases                            .2          .1         .1          -          -
LPG Purchase Obligations                     -           -          -          -          -
Other Long-Term Obligations                  -           -          -          -          -
                                        ------  ----------  ---------  ---------  ---------
    Total Contractual Cash Obligations  $   .2  $       .1  $      .1  $       -  $       -
                                        ======  ==========  =========  =========  =========

The following is a summary of Rio Vista's estimated minimum commercial obligations as of March 31, 2005, based on Penn Octane's most recently filed Quarterly Report on Form 10-Q as of March 31, 2005.

                                                 AMOUNT OF COMMITMENT EXPIRATION
                                                            PER PERIOD
                                                       (AMOUNTS IN MILLIONS)
                                  ---------------------------------------------------------------
Commercial                        Total Amounts   Less than     1 - 3       4 - 5        Over
  Commitments                       Committed       1 Year      Years       Years       5 Years
--------------------------------  --------------  ----------  ----------  ----------  -----------
Lines of Credit                   $            -  $        -  $        -  $        -  $         -
Standby Letters of Credit                      -           -           -           -            -
Guarantees                                  18.4        18.3          .1           -            -
Standby Repurchase Obligations               N/A         N/A         N/A         N/A          N/A
Other Commercial Commitments                 N/A         N/A         N/A         N/A          N/A
                                  --------------  ----------  ----------  ----------  -----------
    Total Commercial Commitments  $         18.4  $     18.3  $       .1  $        -  $         -
                                  ==============  ==========  ==========  ==========  ===========

     If Penn Octane's cash flow from operations is not adequate to satisfy such payment of liabilities and obligations and/or tax liabilities when due and Rio Vista is unable to satisfy its guarantees and/or tax indemnification agreement, Penn Octane and/or Rio Vista may be required to pursue additional debt and/or equity financing. In such event, Penn Octane's management and the General Partner do not believe that Penn Octane and/or Rio Vista would be able to obtain such financing from traditional commercial lenders. In addition, there can be no assurance that such additional financing will be available on terms attractive to Penn Octane and/or Rio Vista or at all. If additional financing is available through the sale of Penn Octane's and/or Rio Vista's equity and/or other securities convertible into equity securities through public or private financings, substantial and immediate dilution may occur. There is no assurance that Rio Vista would be able to raise any additional capital if needed. If additional financing cannot be accomplished and Rio Vista is unable to pay its liabilities and obligations when due or to restructure certain of Penn Octane's liabilities and obligations, Rio Vista may suffer material adverse consequences to its business, financial condition and results of operations and Penn Octane and/or Rio Vista would likely be required to seek other alternatives which include the sale of assets, closure of operations up to and including protection under the U.S. bankruptcy laws.

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

     Partnership Tax Treatment. Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista's Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista's Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted tax basis in Rio Vista.

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

     Current law may change so as to cause Rio Vista to be taxable as a corporation for federal income tax purposes or otherwise subject Rio Vista to entity-level taxation. The Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects Rio Vista to taxation as a corporation or otherwise subjects Rio Vista to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted downward to reflect the impact of that law on Rio Vista.

     Distributions of Available Cash. All unitholders have the right to receive distributions of "available cash" as defined in the Agreement from Rio Vista in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner receives a distribution corresponding to its 2% General Partnership Interest. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed (see note J to the consolidated financial statements).

     Cash distributions from Rio Vista are shared by the holders of the common units and the General Partner interest as described in the Agreement based on a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the common units as annual cash distributions exceed certain milestones.

     On  February  14,  2005,  Rio  Vista  made a cash distribution of $487,000.

     On April 21, 2005, the board of managers of Rio Vista approved the payment of a $0.25 cash distribution per unit to all Rio Vista common unitholders and a corresponding distribution to the General Partner as of the record date of May 9, 2005. The distribution of $487,000 was paid on May 13, 2005 (see note L to the unaudited consolidated financial statements).

     Rio Vista's ability to make distributions may be impacted by sales to PMI at acceptable volumes and margins, payments on its guarantees, costs and expenses and the inability to obtain additional financing on its pledged assets. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it intends to lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista's revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and/or Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure against its assets. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

     The following is a reconciliation of net income to distributable cash flow for the three months ended December 31, 2004 and March 31, 2005.

                                                                       Three Months Ended
                                                         --------------------------------------------
                                                             December 31,
                                                                  2004              March 31, 2005
                                                         ----------------------  --------------------
Net income (loss)                                        $(             63,000)  $           172,000
  Plus interest and other expense, net                                 101,000               119,000
  Plus depreciation and amortization                                   178,000               205,000
  Plus other non-cash expenses                                         344,000                     -
                                                         ----------------------  --------------------
EBITDA                                                                 560,000               496,000
Less cash interest, net                                   (            101,000)   (           61,000)
                                                         ----------------------  --------------------
Distributable cash flow                                                459,000               435,000
Distributable cash flow applicable to general partner                   (9,000)   (            9,000)
                                                         ----------------------  --------------------
Distributable cash flow applicable to limited partners   $             450,000   $           426,000
                                                         ======================  ====================

     Rio Vista utilizes two financial measures, EBITDA and distributable cash flow, which are not defined in GAAP. Management uses these financial measures because they are widely accepted financial indicators used by investors to compare partnership performance. In addition, management believes that these measures provide investors an enhanced perspective of the operating performance of Rio Vista's assets and the cash flow the business is generating. Neither EBITDA nor distributable cash flow are intended to represent cash flows for the period, nor are they presented as an alternative to net income. They should not be considered in isolation or as substitutes for a measure of performance prepared in accordance with GAAP.

     Increased expenses. As a result of the Spin-Off, Rio Vista estimates that operating expenses will increase by approximately $450,000 on an annual basis as a result of additional public company and income tax preparation costs related to Rio Vista.

     Sales to PMI. Prior to the Spin-Off, during the period April 1, 2004 through September 30, 2004, Penn Octane entered into monthly agreements for the sale of LPG. On March 31, 2004, Penn Octane's sales agreement with PMI (the "Contract") expired. During the months of October 2004 through December 2004, Rio Vista and PMI entered into monthly agreements for the sale of LPG ("Monthly 2004 Contracts").

     During December 2004, Rio Vista and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 ("Quarterly Agreement") at margins lower than those in effect during 2004. For April 2005, Rio Vista entered into a one month agreement with PMI at further reduced margins. On May 5, 2005, Rio Vista entered into a contract with PMI for the sale of a minimum of 6,000,000 gallons of LPG for the period May 5, 2005 to May 31, 2005 at the reduced margin received in April 2005. For the period May 1, 2005 to May 4, 2005, PMI did not purchase any LPG from Rio Vista.

     The following table describes the minimum monthly volumes of LPG to be purchased by PMI and the actual monthly volumes purchased by PMI under monthly contracts from April 1, 2004 through December 31, 2004, the Quarterly Agreement and contracts for April and May 2005:

                      MINIMUM         ACTUAL
                      CONTRACT       VOLUMES
                      VOLUMES          SOLD
                   (IN MILLIONS   (IN MILLIONS
MONTH (*)   YEAR    OF GALLONS)    OF GALLONS)
----------  ----  --------------  -------------
April       2004            13.0           13.1
May         2004            13.0           13.4
June        2004            13.0           13.8
July        2004            11.7           12.3
August      2004            11.7           12.4
September   2004            11.7           11.8
October     2004            11.1           10.9
November    2004            11.1           12.4
December    2004            11.7           13.9
January     2005            11.7           12.7
February    2005            11.7            9.9
March       2005            11.1            9.6
April       2005            10.5           10.8
May         2005             6.0              *

   * Not yet available


     The shortfall for the month of February 2005 was attributable to Penn Octane, not having a sufficient supply of LPG to meet minimum contract volume. The shortfall for the month of March 2005 was attributable to PMI not purchasing the minimum contract volume. In accordance with the Quarterly Agreement, PMI paid approximately $104,000 representing the total amount due associated with the shortfall volumes for March 2005.

     If the actual volume sold in May 2005 approximates the minimum contract volume, cash flows for May 2005 will be less than expected cash operating and other expenses by approximately $150,000. Rio Vista intends to take certain measures to reduce cash operating and other expenses immediately. There can be no assurance that costs and expenses can be reduced sufficiently to mitigate negative cash flows at such reduced volumes at current or lower margins.

     Rio Vista continues to negotiate a new long-term LPG contract with PMI. There is no assurance that a LPG contract with PMI will be obtained, and if so, that the terms will be more or less favorable than prior agreements. Until the terms of a new long-term contract are reached, Rio Vista expects to enter into additional monthly agreements similar to the Quarterly Agreement.

     Rio Vista's management believes that PMI's reduction of volume commitments for April 2004 through May 2005 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista's Matamoros Terminal Facility and increased competition from U.S. suppliers (see Recent Trends above). In the event the volume of LPG purchased by PMI under future agreements decline below an average of approximately 11 million gallons per month and/or margins are further reduced, Rio Vista may suffer material adverse consequences to its business, financial condition and results of operations. If Penn Octane is unsuccessful in lowering its LPG costs and to offset a decline in volume and/or Rio Vista is forced to accept similar or lower margins for sales to PMI, the results of
operations  of  Rio  Vista  may  be adversely affected.   Rio Vista may not have
sufficient cash flow or available credit to absorb such reductions in gross profit.

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

     Under the terms of the Exxon Supply Contract, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the Exxon Supply Contract or other suppliers if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

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

     Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Articulo 27 Constitutional en el Ramo del Petroleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Org nica del Petr leos Mexicanos y Organismos Subsidiarios (the Organic Law of Petroleos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

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

     GENERAL  PARTNER  INTEREST

     The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane. Penn Octane has granted options to Jerome B. Richter and to Shore Capital LLC ("Shore Capital"), an affiliate of Richard Shore, Jr., to purchase 50% of its general partner interest. Following the exercise of any of these options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

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

     On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005
Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which is the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

     LOAN DISCOUNT ON PENN OCTANE'S DEBT RELATED TO DETACHABLE WARRANTS. During January 2004, in connection with $1.8 million of debt obligations of Penn Octane, Penn Octane agreed to issue, in the future, an aggregate of 110,250 warrants to purchase Rio Vista common units ("Rio Vista Warrants"). The exercise price of the warrants was to be determined based on the amount of the first quarterly distribution paid by Rio Vista. As a result of the approval of the payment of Rio Vista's first cash distribution on January 14, 2005 (see below), Rio Vista granted the immediately exercisable warrants having an exercise price of $5.00 and recorded a discount of approximately $422,000 which is reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. The Rio Vista Warrants will expire on December 15, 2006.

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

     Realization of Assets. Rio Vista's unaudited consolidated balance sheet included elsewhere herein has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista is dependent on Penn Octane's ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista's only source of revenue is from sales of LPG to PMI and it operates under short-term sales agreements with PMI. Since April 1, 2004, through the date of the Spin-Off, Penn Octane had also been operating under short-term sales agreements with PMI. The monthly volumes of LPG sold by Penn Octane to PMI since April 1, 2004 up to the date of the Spin-Off were materially less than historical levels. Additionally the monthly volumes of LPG sold by Rio Vista to PMI since October 1, 2004 have also been materially less than Penn Octane's historical levels and margins have declined in 2005. As a result, Penn Octane's and Rio Vista's gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such additional reductions in gross profit.

     Rio Vista has guaranteed certain of Penn Octane's obligations. Substantially all of Rio Vista's and Penn Octane's assets are pledged or committed to be pledged as collateral on $1.8 million of Penn Octane's existing debt and the RZB Credit Facility, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane's Report of Independent Certified Public Accountants on the consolidated financial statements of Penn Octane at July 31, 2004 contains an explanatory paragraph which describes an uncertainty about Penn Octane's ability to continue as a going concern. If Penn Octane's and Rio Vista's cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane's creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which include the sale of assets, closure of operations up to and including protection under the U.S. bankruptcy laws.

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in Rio Vista's unaudited consolidated balance sheet including elsewhere herein, is dependent upon the ability of Penn Octane to continue as a going concern and continued sales of LPG to PMI at acceptable volumes and margins to provide sufficient cash flow to pay Rio Vista's expenses and guarantees of Penn Octane's obligations assuming Penn Octane's inability to pay such obligations. The unaudited consolidated balance sheet included elsewhere herein, does not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.

     To provide Rio Vista with the ability it believes necessary to continue in existence, management is negotiating with PMI to increase LPG sales at acceptable monthly volumes and margins on a long-term basis. In addition, management is taking steps to diversify Rio Vista's operations to reduce dependency on sales of LPG.

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

     During December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for Rio Vista beginning January 1, 2006. Rio Vista will apply the modified prospective method as provided for in SFAS 123R, and therefore the financial statements of Rio Vista for interim and annual periods prior to the adoption of SFAS 123R will not reflect any restatements.

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

CRITICAL  ACCOUNTING  POLICIES

     The consolidated financial statements of Rio Vista reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to Rio Vista's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, "Summary of Significant Accounting Policies". Rio Vista believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.

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

     Rio Vista does not have any debt. Trade accounts receivable from PMI and Rio Vista's trade and other accounts payable generally do not bear interest. Penn Octane's credit facility with RZB for which Rio Vista is responsible for some of the costs does not bear interest since generally no cash advances are made to Rio Vista or Penn Octane by RZB. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in Penn Octane's agreement with RZB. Therefore, Rio Vista currently has limited, if any, interest rate risk.

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


ITEM  4.  CONTROLS  AND  PROCEDURES.

     The General Partner's management, including the principal executive officer and principal financial officer, conducted an evaluation of Rio Vista's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period. Based on their evaluation, the General Partner's principal executive officer and principal accounting officer concluded that Rio Vista's disclosure controls and procedures are effective.

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

PART  II

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          See note G to the accompanying unaudited consolidated financial statements, for information concerning certain sales of securities.

          The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve any public offering of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.  OTHER INFORMATION

          None.

ITEM  6.  EXHIBITS

     THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE TO PREVIOUSLY FILED REPORTS, AS NOTED.

          Exhibit  No.
          ------------

          10.1* Rio  Vista  Energy  Partners  L.P.  2005  Equity Incentive Plan
                (incorporated by reference to Rio Vista's Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 12, 2005, SEC File No. 000-50394)

          * indicates management contract or compensatory plan or arrangement.

     THE  FOLLOWING  EXHIBITS  ARE  FILED  AS  PART  OF  THIS  REPORT:

          Exhibit  No.
          ------------

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


                                       RIO  VISTA  ENERGY  PARTNERS  L.P.



May 20, 2005                           By:  /s/Ian T. Bothwell
                                            ------------------------------------
                                            Ian  T.  Bothwell
                                            Treasurer (principal accounting and
                                            financial officer) of Rio Vista GP
                                            LLC, general partner of Rio Vista
                                            Energy Partners L.P.