Form 10-Q
period 2005-06-30
RIO VISTA ENERGY PARTNERS LP
filed 2005-08-19
CIK 1260828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ----------   ---------------

                       Commission file number:  000-50394

                         RIO VISTA ENERGY PARTNERS L.P.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                               20-0153267
  (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
  Incorporation or Organization)

820 GESSNER ROAD, SUITE 1285, HOUSTON, TEXAS                       77024
  (Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code:    (713) 467-8235

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

     The number of common units outstanding on August 12, 2004 was 1,910,656.

                            RIO VISTA ENERGY PARTNERS L.P.  AND  SUBSIDIARIES
                                            TABLE OF CONTENTS


         ITEM                                                                            PAGE NO.
         ----                                                                            --------
Part I    1.  Financial Statements

              Independent Certified Public Accountants' Review Report                        3

              Consolidated Balance Sheets as of December 31, 2004 and
              June 30, 2005 (unaudited)                                                     4-5

              Unaudited Consolidated Statements of Operations for the three months
              and six months ended June 30, 2004 and 2005                                    6

              Unaudited Consolidated Statement of Partners' Capital for the six months
              ended  June 30, 2005                                                           7

              Unaudited Consolidated Statements of Cash Flows for the six months
              ended June 30, 2004 and 2005                                                   8

              Notes to Consolidated Financial Statements (unaudited)                        9-24

          2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                    25-45

          3.  Quantitative and Qualitative Disclosures About Market Risk                     46

          4.  Controls and Procedures                                                        46

Part II   1.  Legal Proceedings                                                              47

          2.  Unregistered Sales of Equity Securities and Use of Proceeds                    47

          3.  Defaults Upon Senior Securities                                                47

          4.  Submission of Matters to a Vote of Security Holders                            47

          5.  Other Information                                                              47

          6.  Exhibits                                                                      47-48

         Signatures                                                                          49

PART  I
ITEM  1.

             Independent Certified Public Accountants' Review Report
             -------------------------------------------------------


To the Board of Managers of Rio Vista GP LLC,
  General Partner of Rio Vista Energy Partners L.P.

We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of June 30, 2005, the consolidated statements of operations for the three months and six months ended June 30, 2004 and 2005, the consolidated statement of partners' capital for the six months ended June 30, 2005, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2005. These consolidated financial statements are the responsibility of Rio Vista's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, partners' capital and cash flows for the year ended December 31, 2004 (not presented herein); and in our report dated February 2, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated.

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

                                      /s/  BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
August 3, 2005

                              RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS



                                                  ASSETS


                                                                                                June 30,
                                                                               December 31,       2005
                                                                                   2004       (Unaudited)
                                                                               -------------  ------------
Current Assets
    Cash                                                                       $      13,000  $     17,000
    Restricted cash                                                                3,983,000       946,000
    Trade accounts receivable (less allowance for doubtful accounts of $0 at
    2004 and 2005)                                                                 5,785,000     1,746,000
    Inventories                                                                      198,000       202,000
    Prepaid expenses and other current assets                                          9,000       265,000
                                                                               -------------  ------------
      Total current assets                                                         9,988,000     3,176,000
Property, plant and equipment - net                                               14,244,000    13,744,000
Other non-current assets                                                              12,000         8,000
                                                                               -------------  ------------
        Total assets                                                           $  24,244,000  $ 16,928,000
                                                                               =============  ============




   The accompanying notes and accountants' report are an integral part of these statements.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                        LIABILITIES AND PARTNERS' CAPITAL


                                                                  June 30,
                                                 December 31,       2005
                                                     2004       (Unaudited)
                                                 -------------  ------------
Current Liabilities
    Due to Penn Octane Corporation, net          $   8,632,000  $  2,151,000
    Accounts payable                                   290,000       463,000
    Mexican taxes payable                               27,000        25,000
    Accrued liabilities                                382,000       484,000
                                                 -------------  ------------
      Total current liabilities                      9,331,000     3,123,000
Commitments and contingencies                                -             -
Partners' Capital
    Common units                                    14,615,000    13,529,000
    General partner's equity                           298,000       276,000
                                                 -------------  ------------
      Total partners' capital                       14,913,000    13,805,000
                                                 -------------  ------------
        Total liabilities and partners' capital  $  24,244,000  $ 16,928,000
                                                 =============  ============




   The accompanying notes and accountants' report are an integral part of these statements.

                          RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (UNAUDITED)

                                                   Three Months Ended        Six Months Ended
                                                  -----------------------  -----------------------
                                                  June 30,     June 30,    June 30,     June 30,
                                                    2004         2005        2004         2005
                                                  ---------  ------------  ---------  ------------
Revenues                                          $       -  $18,309,000   $       -  $46,866,000
Cost of goods sold                                        -   17,770,000           -   45,008,000
                                                  ---------  ------------  ---------  ------------
    Gross profit                                          -      539,000           -    1,858,000
Selling, general and administrative expenses
    Legal and professional fees                           -      401,000           -      643,000
    Salaries and payroll related expenses                 -      356,000           -      750,000
    Other                                                 -      330,000           -      721,000
                                                  ---------  ------------  ---------  ------------
                                                          -    1,087,000           -    2,114,000
                                                  ---------  ------------  ---------  ------------
       Operating loss                                     -     (548,000)          -     (256,000)
Other income (expense)
    Interest and LPG financing expense                    -     (155,000)          -     (273,000)
                                                  ---------  ------------  ---------  ------------
      Loss before taxes                                   -     (703,000)          -     (529,000)
Provision (benefit) for Mexican income taxes              -       25,000           -       26,000
                                                  ---------  ------------  ---------  ------------
      Net loss                                    $       -  $  (728,000)  $       -  $  (555,000)
                                                  =========  ============  =========  ============

Net loss allocable to the partners                $       -  $  (728,000)  $       -  $  (555,000)
    Less general partner's interest in net loss           -       15,000           -       11,000
                                                  ---------  ------------  ---------  ------------
Net loss allocable to the common units            $       -  $  (713,000)  $       -  $  (544,000)
                                                  =========  ============  =========  ============

Net loss per common unit                          $       -  $     (0.37)  $       -  $     (0.28)
                                                  =========  ============  =========  ============
Net loss per common unit assuming dilution        $       -  $     (0.37)  $       -  $     (0.28)
                                                  =========  ============  =========  ============
Weighted average common units outstanding                 -    1,910,656           -    1,910,656
                                                  =========  ============  =========  ============




   The accompanying notes and accountants' report are an integral part of these statements.

                      RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL



                                                COMMON UNITS
                                           ----------------------
                                                                                  TOTAL
                                                                     GENERAL    PARTNERS'
                                             UNITS       AMOUNT      PARTNER     CAPITAL
                                           ---------  ------------  ---------  ------------

BALANCE AS OF DECEMBER 31, 2004            1,910,656  $14,615,000   $298,000   $14,913,000
Net loss                                           -     (544,000)   (11,000)     (555,000)
Cash distribution to partners                      -     (955,000)   (20,000)     (975,000)
Loan discount on Penn Octane
Corporation's debt related to detachable
warrants                                           -      413,000      9,000       422,000
                                           ---------  ------------  ---------  ------------

BALANCE AS OF JUNE 30, 2005
(UNAUDITED)                                1,910,656  $13,529,000   $276,000   $13,805,000
                                           =========  ============  =========  ============



   The accompanying notes and accountants' report are an integral part of these statements.

                         RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (UNAUDITED)

                                                                            Six Months Ended
                                                                          -----------------------
                                                                          June 30,     June 30,
                                                                            2004         2005
                                                                          ---------  ------------
Cash flows from operating activities:
Net loss                                                                  $       -  $  (555,000)
Adjustments to reconcile net income  to net cash  provided by  (used in)
operating activities:
    Depreciation                                                                  -      409,000
    Amortization of loan discount related to detachable warrants                  -      173,000
    Gain on sale of assets                                                        -     ( 24,000)
Changes in current assets and liabilities:
    Trade accounts receivable                                                     -    4,039,000
    Inventories                                                                   -       (4,000)
    Prepaid expenses and other current assets                                     -       (6,000)
    Trade accounts payable                                                        -            -
    Due to Penn Octane Corporation, net                                           -   (6,481,000)
    Accounts payable and accrued liabilities                                      -      275,000
    Mexican taxes payable                                                         -       (3,000)
                                                                          ---------  ------------
Net cash provided by (used in) operating activities                               -   (2,177,000)
Cash flows from investing activities:
    Capital expenditures                                                          -      (60,000)
    Proceeds from the sale of land                                                -      175,000
    Other non-current assets                                                      -        4,000
                                                                          ---------  ------------
    Net cash used in investing activities                                         -      119,000
Cash flows from financing activities:
    Increase in restricted cash                                                   -    3,037,000
    Initial capitalization                                                        -            -
    Cash distributions to partners                                                -     (975,000)
                                                                          ---------  ------------
    Net cash provided by (used) in financing activities                           -    2,062,000
                                                                          ---------  ------------
        Net increase in cash                                                      -        4,000
Cash at beginning of period                                                   2,000       13,000
                                                                          ---------  ------------
Cash at end of period                                                     $   2,000  $    17,000
                                                                          =========  ============
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest and LPG financing expense                                    $       -  $         -
                                                                          =========  ============
Supplemental disclosures of noncash transactions:
    Units and warrants issued and other                                   $       -  $   422,000
                                                                          =========  ============




   The accompanying notes and accountants' report are an integral part of these statements.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  ORGANIZATION

     Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (Assets) to Rio Vista Operating Partnership L.P. (RVOP) (ii) the transfer of its 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding capital and 100% of Rio Vista's limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries are collectively hereinafter referred to as "Rio Vista".

     As a result of the Spin-Off, Rio Vista is engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). Rio Vista owns and operates LPG terminal facilities in Brownsville, Texas (Brownsville Terminal Facility) and in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The primary market for Rio Vista's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Rio Vista's primary customer for LPG is P.M.I. Trading Limited
     (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. PMI sells the LPG purchased from Rio Vista to PEMEX which distributes the LPG into the northeastern region of Mexico.

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

     Historically, up until the date of the Spin-Off, Penn Octane has sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline which connects ExxonMobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista's Brownsville Terminal Facility (Leased Pipeline). In addition at the discretion of Exxon, Penn Octane has access to a twelve-inch pipeline which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (ECCPL) as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with Penn Octane's lease agreement for the Leased Pipeline, Penn Octane has access to storage in Markham, Texas (Markham Storage) which has a capacity of up to approximately 21,000,000 gallons of storage, as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane's long term supply agreement in effect as of June 30, 2005 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to 13,900,000 gallons of LPG per month although actual quantities supplied under such agreement during the six months ended June 30, 2005 were approximately 9,100,000 gallons per month.

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

     The unaudited consolidated balance sheet as of June 30, 2005, the unaudited consolidated statements of operations for the three and six months ended June 30, 2004 and 2005 and the unaudited consolidated statement of cash flows for the six months ended June 30, 2004 and 2005, have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of June 30, 2005, the unaudited consolidated results of operations for the three months and six months ended June 30, 2004 and 2005 and the unaudited consolidated statement of cash flows for the six months ended June 30, 2004 and 2005. Rio Vista was inactive until September 30, 2004, the date of the Spin-Off and operations did not commence until October 1, 2004. Accordingly, there are no results of operations during the three months and six months ended June 30, 2004.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the Rio Vista's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.


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

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE B - UNIT BASED COMPENSATION - CONTINUED

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, Rio Vista's pro forma net income (loss), and net income (loss) per common unit would have been as follows for the three months and six months ended June 30,:

                                          Three Months Ended  Six Months Ended
                                           -----------------  -----------------
                                           2004      2005     2004      2005
                                           -----  ----------  -----  ----------
Net income (loss) as reported              $   -  $(728,000)  $   -  $(555,000)

Add:  Unit-based employee compensation
expense included in reported net loss          -          -       -          -

Less:  Total unit-based employee
compensation expense determined under
fair value based method for all awards         -    (12,000)      -   (297,000)
                                           -----  ----------  -----  ----------
Net income (loss) pro forma                    -   (740,000)      -   (852,000)

Net income (loss) allocable to the common
units pro forma                                -   (725,000)      -   (835,000)

Net income (loss) per common unit, as
reported                                       -      (0.37)      -      (0.28)

Net income (loss) per common unit, pro
forma                                          -      (0.38)      -      (0.44)

Net income (loss) per common unit
assuming dilution, as reported                 -      (0.37)      -      (0.28)

Net income (loss) per common unit
assuming dilution, pro forma                   -      (0.38)      -      (0.44)


     The following assumptions were used for grants of warrants to employees in the six months ended June 30, 2005, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 7.7%; expected volatility of 48.4%; risk free interest rate of 3.05%; and expected life of 3 years.

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

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - INCOME (LOSS) PER COMMON UNIT

     Income (loss) per common unit is computed on the weighted average number of units outstanding. During periods in which Rio Vista incurs losses, giving effect to common unit equivalents is not presented as it would be antidilutive.

     The following tables present reconciliations from income (loss) per common unit to income (loss) per common unit assuming dilution (see note G for the warrants):

                                                 For the three months ended June 30, 2005
                                                 -----------------------------------------
                                                 Income (Loss)      Shares       Per-Unit
                                                  (Numerator)    (Denominator)    Amount
                                                 --------------  -------------  ----------
Net income (loss) allocable to the common units  $    (713,000)

BASIC EPS
Net income (loss) allocable to the common units       (713,000)      1,910,656  $   (0.37)
                                                                                ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                     -               -

DILUTED EPS
Net income (loss) allocable to the common units            N/A             N/A         N/A

                                                  For the six months ended June 30, 2005
                                                 -----------------------------------------
                                                 Income (Loss)      Shares       Per-Unit
                                                  (Numerator)    (Denominator)    Amount
                                                 --------------  -------------  ----------
Net income (loss) allocable to the common units  $    (544,000)

BASIC EPS
Net income (loss) allocable to the common units       (544,000)      1,910,656  $   (0.28)
                                                                                ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                     -               -

DILUTED EPS
Net income (loss) allocable to the common units            N/A             N/A         N/A

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                     December 31,    June 30,
                                                        2004           2005
                                                   --------------  ------------
Brownsville Terminal Facility
    Building                                       $     173,000   $   173,000
    Terminal facilities                                3,631,000     3,631,000
    Tank Farm                                            374,000       374,000
    Leasehold improvements                               319,000       319,000
    Equipment                                            226,000       226,000
    Truck                                                 26,000        26,000
                                                   --------------  ------------
                                                       4,749,000     4,749,000
                                                   --------------  ------------
US - Mexico Pipelines and Matamoros Terminal
Facility:  (a)

U.S. Pipelines and Rights of Way                       6,775,000     6,835,000
Mexico Pipelines and Rights of Way                       993,000       993,000
Matamoros Terminal Facility                            5,876,000     5,876,000
Land                                                     856,000       705,000
                                                   --------------  ------------
                                                      14,500,000    14,409,000
                                                   --------------  ------------
      Total                                           19,249,000    19,158,000
                                                   --------------  ------------


Less:  accumulated depreciation and amortization      (5,005,000)   (5,414,000)
                                                   --------------  ------------

                                                   $  14,244,000   $13,744,000
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

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - PROPERTY, PLANT AND EQUIPMENT - CONTINUED

     Property, plant and equipment, net of accumulated depreciation, includes $5,745,000 and $5,542,000 of costs, located in Mexico at December 31, 2004 and June 30, 2005, respectively.


NOTE E - INVENTORIES

     Inventories are valued at the lower of FIFO cost or market (LCM) and consist of the following:

                                        December 31, 2004    June 30, 2005
                                        -----------------  -----------------
                                        Gallons    LCM     Gallons    LCM
                                        -------  --------  -------  --------
     LPG:
       Brownsville Terminal Facility
       and Matamoros Terminal Facility  239,000  $198,000  239,000  $202,000
                                        =======  ========  =======  ========


NOTE F - INCOME TAXES


     Rio Vista is taxed as a Partnership under Code Section 701 of the Internal Revenue Code. All of Rio Vista's income is taxed at the partner level, therefore, Rio Vista has no U.S. income tax expense or liability. Rio Vista's Mexican subsidiaries incur income tax expense in Mexico on their taxable income. Mexican income tax expense for the three months and six months ended June 30, 2005 was $25,000 and $26,000, respectively. No deferred Mexican income tax expense was recorded for the six months ended June 30, 2005.


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

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE G - PARTNERS' CAPITAL - CONTINUED

     In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista's operations, as well as other provisions limiting the holders of common units ability to influence the manner or direction of management.

     GENERAL PARTNER INTEREST
     ------------------------

     The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane. Penn
     Octane has granted options to Jerome B. Richter, former Chief Executive Officer of Penn Octane, and to Shore Capital LLC (Shore Capital), an affiliate of Richard Shore, Jr., former President of Penn Octane and former Chief Executive Officer of the General Partner, to purchase 50% of its general partner interest. The options expire on July 10, 2006. Following the exercise of any of these options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

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

     LOAN DISCOUNT ON PENN OCTANE CORPORATION'S DEBT RELATED TO DETACHABLE WARRANTS

     During January 2004, in connection with $1,805,000 of debt obligations of Penn Octane, Penn Octane agreed to issue, in the future, an aggregate of 110,250 warrants to purchase Rio Vista common units (Rio Vista Warrants). The exercise price of the warrants was to be determined based on the amount of the first quarterly distribution paid by Rio Vista. As a result of the approval of the payment of Rio Vista's first cash distribution on January 14, 2005 (see below), Rio Vista granted the immediately exercisable warrants having an exercise price of $5.00 and recorded a discount of approximately $422,000 which is reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. For the three months and six months ended June 30, 2005 amortization expense was $115,000 and $173,000, respectively. The Rio Vista Warrants will expire on December 15, 2006.

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

     DISTRIBUTIONS OF AVAILABLE CASH
     -------------------------------

     All unitholders have the right to receive distributions from Rio Vista of "available cash" as defined in the partnership agreement in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner receives a distribution corresponding to its 2% General Partnership Interest. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed (see note H).

     Cash distributions from Rio Vista are shared by the holders of the common units and the General Partner interest as described in the partnership agreement based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

     On both February 14, 2005 and May 13, 2005, Rio Vista made a cash distribution of $487,000. Rio Vista has not declared a distribution for the quarter ended June 30, 2005.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - COMMITMENTS AND CONTINGENCIES

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     Rio Vista's LPG purchases are financed entirely by Penn Octane through its credit facility with RZB Finance, LLC (RZB).

     As of June 30, 2005, Penn Octane had a $20,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane's purchases of LPG and gasoline and diesel fuel (Fuel Products) in connection with Penn Octane's fuel sales business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane's obligations with respect to the RZB Credit Facility. In connection with Rio Vista's guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which Rio Vista's Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane's purchase of LPG under the RZB Credit Facility.

     Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and Fuel Products (effective July 21, 2005, the Fuel Products rate was reduced to 2%), or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (6.25% at June 30, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility at any time, and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.

     Mr. Richter had personally guaranteed all of Penn Octane's and Rio Vista's payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB no longer required Mr. Richter's personal guarantee.

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

     TAX OBLIGATIONS OF PENN OCTANE RESULTING FROM THE SPIN-OFF

     Rio Vista has agreed to indemnify Penn Octane for a period of three years from December 31, 2004 for any federal income tax liabilities resulting from the Spin-Off in excess of $2,500,000. Penn Octane does not believe that it has a federal income tax in connection with the Spin-Off in excess of $2,500,000. However, the Internal Revenue Service (IRS) may review Penn Octane's federal income tax returns and challenge positions that it may take with respect to the Spin-Off.

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

     Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships, as a general rule, are taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of "qualifying income" (Qualifying Income Exception). For purposes of this exception, "qualifying income" includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of "qualifying income" include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a "dealer" in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes "qualifying income".

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

     OTHER

     Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims. Rio Vista believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial statements. Pursuant to the Omnibus Agreement, Penn Octane has agreed to indemnify Rio Vista for claims related to the Assets arising from events or conditions occurring or existing before completion of the Spin-Off.

     LONG-TERM  DEBT

     Long-term debt of Penn Octane guaranteed by Rio Vista and on which certain of its assets are pledged totaled $1,805,000 at June 30, 2005. This debt is due on December 15, 2005. Interest is payable quarterly at a rate of 16.5% per annum. The payments due June 15, 2005 in the amounts of approximately $103,000 have not been made on these notes.

     GUARANTEES  AND  ASSETS  PLEDGED  ON  CERTAIN  OF PENN OCTANE'S OBLIGATIONS

     The dollar amounts of Penn Octane's obligations which Rio Vista guarantees and/or for which Rio Vista's assets are pledged total $10.9 million at June 30, 2005 based on Penn Octane's most recently filed Quarterly Report on Form 10-Q and the unaudited amounts were as follows:

     LPG and fuel products trade accounts payable          $4,200,000
     Total debt, net of discount                           $1,700,000
     Lines of credit                                       $3,900,000
     Letters of credit in excess of LPG and fuel products
       trade accounts payable                              $1,100,000

     Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane's credit facility and certain other debt total $26,600,000 at June 30, 2005 and the unaudited amounts were as follows:

     Accounts receivable                                  $ 6,500,000
     Restricted cash                                      $ 2,700,000
     Inventory                                            $ 2,000,000
     Property, plant and equipment, net                   $15,400,000

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     GUARANTEES AND ASSETS PLEDGED ON CERTAIN OF PENN OCTANE'S OBLIGATIONS - CONTINUED

     Rio  Vista's  assets that are included in the above amounts are as follows:

     Accounts  receivable                                 $ 1,700,000
     Restricted  cash                                     $   900,000
     Inventory                                            $   200,000
     Property, plant and equipment, net                   $13,700,000


NOTE  I  -  CONTRACTS

     LPG SALES TO PMI

     During December 2004, Rio Vista and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 for the minimum sale of 11,700,000 gallons of LPG for the months of January and February 2005 and 11,050,000 gallons of LPG for the month of March 2005 (Quarterly Agreement) at reduced margins compared with those in effect during 2004. Actual volumes sold were 12,700,000 gallons, 9,900,000 gallons and 9,600,000 gallons for January, February and March 2005, respectively. In April 2005, Rio Vista entered into a one month contract with PMI for the sale of a minimum of 10,450,000 gallons at a further reduction in margin. One May 5, 2005, Rio Vista entered into a contract with PMI for the sale of a minimum of 6,000,000 gallons of LPG for the period May 5, 2005 to May 31, 2005 at the reduced margin received in April 2005. For the period May 1, 2005 to May 4, 2005, PMI did not purchase any LPG from Rio Vista. Actual volumes of LPG sold to PMI for April and May 2005 were 10,800,000 gallons and 6,100,000 gallons, respectively.

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

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - CONTRACTS - CONTINUED

     LPG SALES TO PMI - CONTINUED

     Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the purchase of LPG (PMI Agreement). PMI did not purchase LPG from Rio Vista during the period June 1 - June 3, 2005. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from Rio Vista pursuant to the PMI Agreement.

                   Month       Minimum Volumes
               --------------  ---------------
                                  (gallons)

               June 2005             3,500,000

               July 2005             3,500,000

               August 2005           3,500,000

               September 2005        5,700,000

               October 2005          8,100,000

               November 2005        11,700,000

               December 2005        11,700,000

               January 2006         11,700,000

               February 2006        11,700,000

               March 2006            8,100,000

     Actual volumes of LPG sold to PMI for June and July 2005 were 3,500,000 gallons and 3,500,000 gallons, respectively.

     Under the terms of the PMI Agreement, the sale price of LPG will be at the same margins in effect during April and May 2005.

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

     The partnership agreement limits the liability and reduces the fiduciary duties of the General Partner to the unitholders. The partnership agreement also restricts the remedies available to unitholders for actions that might otherwise constitute breaches of the General Partner's fiduciary duty.

     Under the terms of the LPG Supply Agreement and Omnibus Agreement, Penn Octane charged Rio Vista $17,761,000 and $45,041,000 for the three months and six months ended June 30, 2005.


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


NOTE K - REALIZATION OF ASSETS

     The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista is dependent on Penn Octane's ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista's only source of revenue is from sales of LPG to PMI and it operates under a short-term sale agreement with PMI which provides for monthly volumes which are materially less than Penn Octane's historical monthly volumes and margins. As a result, Penn Octane's and Rio Vista's gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such additional reductions in gross profit.

     Rio Vista has guaranteed certain of Penn Octane's obligations. Substantially all of Rio Vista's and Penn Octane's assets are pledged or committed to be pledged as collateral on $1,805,000 of Penn Octane's existing debt and the RZB Credit Facility, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane's Report of Independent Certified Public Accountants on the consolidated financial statements of Penn Octane at July 31, 2004 contains an explanatory paragraph which describes an uncertainty about Penn Octane's ability to continue as a going concern. If Penn Octane's and Rio Vista's cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane's creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

                 RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE K - REALIZATION OF ASSETS - CONTINUED

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

     To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to (i) diversify Rio Vista's operations to reduce dependency on sales of LPG and (ii) sell its LPG assets.

NOTE L - SUBSEQUENT EVENT

     PURCHASE AND SALE AGREEMENT

     On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (PSA's) with TransMontaigne Product Services Inc. (TransMontaigne) which provide for the sale and assignment of all of their respective LPG assets and refined products assets including the Brownsville LPG and refined products terminal facility and tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract (LPG Asset Sale). The purchase price is $10,100,000 for assets to be sold by Penn Octane and $17,400,000 for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA's. In connection with the PSA's, TransMontaigne agreed to loan Rio Vista $1,300,000 which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The loan is to be secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility and is subject to the consent from RZB and the issuance of an estoppel letter from the Brownsville Navigation District. Rio Vista intends to use the proceeds from the loan to fund certain expenses associated with the PSA's and for working capital purposes.

     The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne's satisfactory completion of its due diligence review, including financial , business, environmental and legal, the approval of Penn Octane's stockholders and Rio Vista's unit holders, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. The PSA's may be terminated by any party if the closing does not occur by October 31, 2005.

     If the LPG Asset Sale is completed, Penn Octane intends to use a portion of its proceeds to pay off the Restructured Notes and $280,000 Notes plus accrued interest. In addition, Penn Octane estimates that it may have a federal tax liability in connection with the sale of its assets. The remaining proceeds will be available to Penn Octane to fund working capital requirements and to pursue activities which will enhance stockholder value. Penn Octane intends to continue to operate its Fuel Sales Business.

     Penn Octane intends to file a proxy statement with the Securities Exchange Commission (SEC) in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane's stockholders.

     If the LPG Asset Sale is completed, Rio Vista intends to use its proceeds to fund working capital requirements, pursue acquisitions and to resume the minimum quarterly distributions to its unitholders and to pay all arrearages. Rio Vista intends to pursue acquisitions which produce "qualifying income".

     Rio Vista intends to file a proxy statement with the SEC in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista's unitholders. Rio Vista's proxy statement will also contain a proposal to amend the provision in its partnership agreement which requires dissolution upon a sale of all or substantially all of its assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Rio Vista's liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein.
References to specific years preceded by "fiscal" (e.g. fiscal 2005) refer to Rio Vista's fiscal year ending December 31.

FORWARD-LOOKING  STATEMENTS

     The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or "anticipates" or by discussions of strategy that inherently involve risks and uncertainties. From time to time, Rio Vista has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, potential acquisitions, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Brownsville and Matamoros Terminal Facilities, other upgrades to Rio Vista's facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, guarantees, cash distributions, Qualifying Income, Penn Octane, the Spin-Off and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed in Rio Vista's Form 10 filed with the Securities and Exchange Commission, those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Rio Vista's Annual Report on Form 10-K for the year ended December 31, 2004, Rio Vista's Registration Statement on Form 10 as well as those discussed elsewhere in this Quarterly Report. These factors may not include all material risks facing Rio Vista.

RIO VISTA ENERGY PARTNERS L.P. AND ITS CONSOLIDATED SUBSIDIARIES ARE COLLECTIVELY HEREINAFTER REFERRED TO AS "RIO VISTA".

PURCHASE  AND  SALE  AGREEMENTS.

     On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (the "PSA's") with TransMontaigne Product Services Inc. ("TransMontaigne") which provide for the sale and assignment of all of their respective LPG assets and refined products assets including the Brownsville LPG and refined products terminal facility and tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract (the "LPG Asset Sale"). The purchase price is $10.1 million for assets to be sold by Penn Octane and $17.4 million for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA's. In connection with the PSA's, TransMontaigne agreed to loan Rio Vista $1.3 million which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The loan is to be secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility and is subject to the consent from RZB and the issuance of an estoppel letter from the Brownsville Navigation District. Rio Vista intends to use the proceeds from the loan to fund certain expenses associated with the PSA's and for working capital purposes.

     The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne's satisfactory completion of its due diligence review, including financial , business, environmental and legal, the approval of Penn Octane's stockholders and Rio Vista's unit holders, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. The PSA's may be terminated by any party if the closing does not occur by October 31, 2005.

     If the LPG Asset Sale is completed, Penn Octane intends to use a portion of its proceeds to pay off the Restructured Notes and $280,000 Notes plus accrued interest. In addition, Penn Octane estimates that it may have a federal tax liability in connection with the sale of its assets. The remaining proceeds will be available to Penn Octane to fund working capital requirements and to pursue activities which will enhance stockholder value. Penn Octane intends to continue to operate its Fuel Sales Business.

     Penn Octane intends to file a proxy statement with the Securities Exchange Commission (the "SEC") in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane's stockholders.

     If the LPG Asset Sale is completed, Rio Vista intends to use its proceeds to fund working capital requirements, pursue acquisitions and to resume the minimum quarterly distributions to its unitholders and to pay all arrearages. Rio Vista intends to pursue acquisitions which produce "qualifying income".

     Rio Vista intends to file a proxy statement with the SEC in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista's unitholders. Rio Vista's proxy statement will also contain a proposal to amend the provision in its partnership agreement which requires dissolution upon a sale of all or substantially all of its assets.

     The following discusses Rio Vista's existing risk factors, its business, its results of operations and its liquidity and capital resources assuming that the sale of the assets discussed above is not consummated as contemplated.

RISK  FACTORS

     Business Factors. Beginning with the expiration of the liquefied petroleum gas ("LPG") sales contract between Penn Octane Corporation ("Penn Octane') and P.M.I. Trading Limited ("PMI") effective March 31, 2004 and continuing through the contract recently entered into between Rio Vista and PMI effective June 4, 2005 (the "PMI Agreement"), Penn Octane and Rio Vista have experienced lower LPG sales volumes and margins since April 1, 2004 between Penn Octane and PMI through the date of the Spin-Off and Rio Vista and PMI after the Spin-off which have adversely affected Rio Vista's results of operations. Rio Vista has only one customer for LPG in Mexico, PMI. There is no assurance that upon expiration of the PMI Agreement that PMI will continue to purchase LPG from Rio Vista or in quantities or at prices that are profitable. There are a limited number of suppliers of LPG that connect to Rio Vista's pipelines and a limited supply of LPG. Rio Vista may lose its competitive advantage when Penn Octane's Seadrift pipeline lease expires in 2013. Rio Vista may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. Rio Vista may not have sufficient cash to meet its obligations. All of Rio Vista's assets are pledged as collateral for existing debt of Penn Octane, and Rio Vista therefore may be unable to obtain additional financing collateralized by such assets. Rio Vista is at risk of economic loss due to fixed margin contracts. If Rio Vista cannot develop sufficient capital resources for acquisitions or opportunities for expansion, Rio Vista's growth will be limited. Future acquisitions and expansions may not be successful, may substantially increase Rio Vista's indebtedness and contingent liabilities, and may create integration difficulties. Rio Vista's business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted. Rio Vista's business would also be adversely affected if the operations of Rio
Vista's  customers  and  suppliers  (including  Penn  Octane)  were interrupted.

     Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of the industry and individual consumers. Rio Vista competes with other companies including Valero, L.P. ("Valero") in the sale or purchase of LPG as well as the transportation of these products in the U.S. and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of Rio Vista's competitive position, particularly given the commodity-based nature of many of its products, is its ability to manage its expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products.

     International Factors. Mexican economic, political and social conditions may change and adversely affect Rio Vista's operations. Rio Vista may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring Rio Vista to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. If deregulation ocurrs, the results may hinder Rio Vista's ability to negotiate acceptable contracts with distributors.

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

     Acquisition Factors. In additional to the factors cited above, the advancement, cost and results of particular acquisitions sought by Rio Vista, including acquisitions which do not specifically fall within the areas of Rio Vista's current lines of businesses will depend on: the outcome of negotiations for such acquisitions; the ability of the Rio Vista's management to manage such acquisitions; the ability of Rio Vista to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

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

OVERVIEW

     Rio Vista Energy Partners L.P. ("Rio Vista"), a Delaware limited partnership, was formed by Penn Octane Corporation ("Penn Octane") on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (the "Assets") to Rio Vista Operating Partnership L.P. ("RVOP") (ii) the transfer of its 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (the "Common Units") in Rio Vista to its common stockholders (the "Spin-Off"), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding capital and 100% of Rio Vista's limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (the "General Partner"), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries are collectively hereinafter referred to as "Rio Vista".

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

     Rio Vista believes it has a competitive advantage in the supply of LPG for the northeastern region of Mexico because of Rio Vista's pipeline and terminal facilities and its long term LPG supply agreement with Penn Octane which allow Rio Vista to bring supplies of LPG close to consumers of LPG in major cities in that region at competitive prices. Rio Vista's primary customer for LPG is P.M.I. Trading Limited ("PMI"). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. PMI sells the LPG purchased from Rio Vista to PEMEX which distributes the LPG into the northeastern region of Mexico.

     All of Rio Vista's LPG operations are conducted through, and Rio Vista's LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest as provided for in Rio Vista's partnership agreement. The General Partner has sole responsibility for conducting Rio Vista's business and for managing Rio Vista's operations in accordance with the partnership agreement. Other than the foregoing distributions, the General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista's business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista's behalf.

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

     Historically, up until the date of the Spin-Off, Penn Octane has sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline which connects ExxonMobil Corporation's ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista's Brownsville Terminal Facility (the "Leased Pipeline"). In addition at the discretion of Exxon, Penn Octane has access to a twelve-inch pipeline which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (the "ECCPL"), as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with Penn Octane's lease agreement for the Leased Pipeline, Penn Octane has access to storage in Markham, Texas (the "Markham Storage") which has a capacity of up to approximately 21.0 million gallons of storage, as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane's long term supply agreement in effect as of June 30, 2005 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to
13.9 million gallons of LPG per month although actual quantities supplied under such agreements during the six months ended June 30, 2005 were approximately 9.1 million gallons per month.

LPG  SALES

     The following table shows Rio Vista's actual volumes sold to PMI in gallons and average sales price for the six months ended June 30, 2005 and actual sales to PMI by Penn Octane in gallons and average sales price for the six months ended June 30, 2004.

                                                                  2004    2005
                                                                -------  -------
Volume  Sold

     LPG (millions of gallons) - PMI                              97.7      52.7

Average sales price

     LPG (per gallon) - PMI                                    $  0.75   $  0.89


     RECENT TRENDS. Since April 2004, PMI had contracted with Penn Octane and Rio Vista (subsequent to the Spin-Off) for volumes which were significantly lower than amounts purchased by PMI from Penn Octane in similar periods during previous years and beginning April 2005 margins have been significantly lower than historical levels. See Liquidity and Capital Resources - Sales to PMI below. Rio Vista believes that the reduction of volume commitments or margins for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista's Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in 2006. Rio Vista is not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.

     During June 2004, Valero began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation's Corpus Christi, Texas and Three Rivers, Texas refineries. Valero originally contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. During July 2005, Valero announced that it had entered into a new agreement with PMI which provides for double the amount of LPG previously contracted for with PMI.

     During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to Rio Vista's strategic zone. Rio Vista is not aware of any future plans for these facilities.

     During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX's Cadereyta Refinery in Monterey, Mexico to terminal facilities operated by TransMontaigne in Brownsville, Texas. The pipeline crosses the U.S.-Mexico border near the proximity of Rio Vista's U.S. - Mexico Pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has warranted that it will not transport LPG through October 15, 2017.

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH PENN OCTANE'S SALES TO PMI FOR THE THREE MONTHS ENDED JUNE 30, 2004.

     Revenues. Revenues for the three months ended June 30, 2005, were $18.3 million compared with $30.2 million for the comparative period one year earlier, a decrease of $11.9 million or 39.3%. Of this decrease, $17.9 million was attributable to decreased volumes of LPG sold to PMI during the three months ended June 30, 2005, partially offset by $6.0 million attributable to increases in average sales prices of LPG sold to PMI during the three months ended June 30, 2005.

     Cost of goods sold. Cost of goods sold for the three months ended June 30, 2005 was $17.8 million. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Costs of goods sold also included other direct costs related to Rio Vista's LPG operations, including costs associated with operating the Brownsville and Matamoros terminal facilities.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.1 million for the three months ended June 30, 2005. These costs were comprised of indirect selling general expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees.

     Other income (expense). Other income (expense) was $(155,000) for the three months ended June 30, 2005 and is comprised of interest expense allocated to Rio Vista by Penn Octane in connection with the RZB Credit Facility and amortization of loan discount related to detachable warrants.

     Mexican  Income  tax.   Rio  Vista  incurred  $25,000 of Mexican income tax
expense  related  to  its  Mexican  subsidiaries.

     SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH PENN OCTANE'S SALES TO PMI FOR THE SIX MONTHS ENDED JUNE 30, 2004.

     Revenues. Revenues for the six months ended June 30, 2005, were $46.9 million compared with $73.6 million for the comparative period one year earlier, a decrease of $26.9 million or 36.5%. Of this decrease, $39.9 million was attributable to decreased volumes of LPG sold to PMI during the six months ended June 30, 2005, partially offset by $13.0 million attributable to increases in average sales prices of LPG sold to PMI during the six months ended June 30, 2005.

     Cost of goods sold. Cost of goods sold for the six months ended June 30, 2005 was $45.0 million. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Costs of goods sold also included other direct costs related to Rio Vista's LPG operations, including costs associated with operating the Brownsville and Matamoros terminal facilities.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.1 million for the six months ended June 30, 2005. These costs were comprised of indirect selling general expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees.

     Other income (expense). Other income (expense) was $(273,000) for the six months ended June 30, 2005 and is comprised of interest expense allocated to Rio Vista by Penn Octane in connection with the RZB Credit Facility and amortization of loan discount related to detachable warrants.

     Mexican  Income  tax.   Rio  Vista  incurred  $26,000 of Mexican income tax
expense  related  to  its  Mexican  subsidiaries.

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

     Under the terms of the PMI Agreement referred to below, the sale price of LPG will be at the same margins in effect during April and May 2005. Because the volume commitments and price margins under the PMI Agreement are significantly lower than PMI's historical volume commitments and margins, Rio Vista's income will be less than its expected cash operating and other expenses during the period from at least June through September 2005. Rio Vista estimates monthly cash flow shortfalls, assuming current expense levels excluding scheduled obligations, during these months on a consolidated basis ranging from approximately $175,000 per month at a volume of 3.5 million gallons to approximately $75,000 per month at a volume of 5.7 million gallons.

     The cash flow operating shortfalls projected above do not reflect the further cash requirements associated with existing debt and other obligations of Rio Vista. Actual shortfalls could be significantly higher than estimated above.

     Rio Vista is taking certain measures to further reduce cash operating and other expenses. There can be no assurance, however, that costs and expenses can be reduced sufficiently to mitigate negative cash flows at the reduced volumes and margins contained in the PMI Agreement.

     Rio Vista's cash flow has been reduced as a result of materially lower volumes of sales to PMI and materially reduced margins. Additionally, Rio Vista has begun to incur the additional public company compliance and income tax preparation costs. As a result of these factors, Rio Vista may not have sufficient cash flow to pay its obligations when due and/or make future distributions to its unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against its assets by Penn Octane's creditors. If Rio Vista's revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure.
There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

     Although Rio Vista is not required to do so, if Penn Octane is unable to pay its obligations when they become due, Rio Vista may lend the necessary funds to Penn Octane. Conversely, if Rio Vista does not have the funds necessary to pay its obligations and to make its distributions, to the extent that Penn Octane has sufficient cash to do so, it may lend such amounts to Rio Vista.

     If Penn Octane's cash flow from operations is not adequate to satisfy such payment of liabilities and obligations and/or tax liabilities when due and Rio Vista is unable to satisfy its guarantees and/or tax indemnification agreement, Penn Octane and/or Rio Vista may be required to pursue additional debt and/or equity financing. In such event, Penn Octane's management and the General Partner do not believe that Penn Octane and/or Rio Vista would be able to obtain such financing from traditional commercial lenders. In addition, there can be no assurance that such additional financing will be available on terms attractive to Penn Octane and/or Rio Vista or at all. If additional financing is available through the sale of Penn Octane's and/or Rio Vista's equity and/or other securities convertible into equity securities through public or private financings, substantial and immediate dilution may occur. There is no assurance that Rio Vista would be able to raise any additional capital if needed. If additional financing cannot be accomplished and Rio Vista is unable to pay its liabilities and obligations when due or to restructure certain of Penn Octane's liabilities and obligations, Rio Vista may suffer material adverse consequences to its business, financial condition and results of operations and Penn Octane and/or Rio Vista would likely be required to seek other alternatives which include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

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

     Guarantees and Assets Pledged on Certain of Penn Octane's Obligations. Rio Vista has agreed to guarantee certain of Penn Octane's obligations to creditors and all of Rio Vista's assets are pledged as collateral for those obligations of Penn Octane to such creditors. In addition, Rio Vista has agreed to indemnify
Penn Octane for a period of three years from December 31, 2004 for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Consequently, Rio Vista may be unable to obtain financing using these pledged assets as collateral and Rio Vista's inability to borrow on these assets may adversely affect Rio Vista's results of operations and ability to make distributions to its unitholders. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under Penn Octane's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

     The following table reflects cash flows for the six months ended June 30, 2004 and 2005. All information is in thousands.

                                                 2004        2005
                                             -----------  -----------
Net cash provided by (used in) operating
activities                                   $         -  $(   2,177)

Net cash used in investing activities                  -         119

Net cash provided by (used in) in financing
activities                                             -       2,062
                                             -----------  -----------

Net increase in cash                         $         -  $        4
                                             ===========  ===========


     The following is a discussion of the guaranteed obligations:

   RZB  OBLIGATION

     Rio Vista's LPG purchases are financed entirely by Penn Octane through its credit facility with RZB Finance, LLC ("RZB").

     As of June 30, 2005, Penn Octane had a $20.0 million credit facility with RZB for demand loans and standby letters of credit (the "RZB Credit Facility") to finance Penn Octane's purchases of LPG and gasoline and diesel fuel ("Fuel Products") in connection with Penn Octane's fuel sales business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane's obligations with respect to the RZB Credit Facility. In connection with Rio Vista's guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which Rio Vista's Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane's purchase of LPG under the RZB Credit Facility.

     Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of
(i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and Fuel Products (effective July 21, 2005, the Fuel Products rate was reduced to 2%), or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (6.25% at June 30, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility at any time, and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.

     Jerome B. Richter, former Chief Executive Officer of Penn Octane, had personally guaranteed all of Penn Octane's and Rio Vista's payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB no longer required Mr. Richter's personal guarantee.

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

     LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $101,000 for the six months ended June 30, 2005.

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

   LONG-TERM  DEBT

     Long-term debt of Penn Octane guaranteed by Rio Vista and on which certain of its assets are pledged totaled $1.8 million at June 30, 2005. This debt is due on December 15, 2005. Interest is payable quarterly at a rate of 16.5% per annum. The payments due June 15, 2005 in the amounts of approximately $103,000 have not been made on these notes.

   OBLIGATIONS  AND  ASSETS  PLEDGED

     The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista's assets are pledged total $10.9 million at June 30, 2005, based on Penn Octane's most recently filed Quarterly Report on Form 10-Q, and the unaudited amounts were as follows (in millions):
          LPG and fuel products trade payables                    $  4.2
          Total debt, net of discount                             $  1.7
          Lines of  credit                                        $  3.9
          Letters of credit in excess of LPG and fuel products
            trade payables                                        $  1.1

     Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane's credit facility and certain other debt total $26.6 million at June 30, 2005 and the unaudited amounts were as follows (in millions):
          Accounts  receivable                                    $  6.5
          Restricted  cash                                        $  2.7
          Inventory                                               $  2.0
          Property, plant and equipment, net                      $ 15.4

     Rio Vista's assets that are included in the above amounts are as follows (in millions):
          Accounts receivable                                     $  1.7
          Restricted cash                                         $   .9
          Inventory                                               $   .2
          Property, plant and equipment, net                      $ 13.7

     The following is a summary of Rio Vista's estimated minimum contractual obligations as of June 30, 2005.

                                                          PAYMENTS DUE BY PERIOD
                                                           (AMOUNTS IN MILLIONS)
                                        ------------------------------------------------
                                                 Less than    1 - 3     4 - 5    After
    Contractual Obligations              Total     1 Year     Years     Years   5 Years
--------------------------------------  -------  ----------  --------  -------  --------

Long-Term Debt Obligations              $     -  $        -  $      -  $     -  $      -
Operating Leases                             .2          .1        .1        -         -
LPG Purchase Obligations                      -           -         -        -         -
Other Long-Term Obligations                   -           -         -        -         -
                                        -------  ----------  --------  -------  --------
    Total Contractual Cash Obligations  $    .2  $       .1  $     .1  $     -  $      -
                                        =======  ==========  ========  =======  ========

The following is a summary of Rio Vista's estimated minimum commercial obligations as of June 30, 2005, based on Penn Octane's most recently filed Quarterly Report on Form 10-Q as of June 30, 2005.

                                                       AMOUNT OF COMMITMENT EXPIRATION
                                                                  PER PERIOD
                                                             (AMOUNTS IN MILLIONS)
                                  ----------------------------------------------------
    Commercial                    Total Amounts   Less than   1 - 3   4 - 5     Over
     Commitments                    Committed       1 Year    Years   Years   5 Years
--------------------------------  --------------  ----------  ------  ------  --------

Lines of Credit                   $            -  $        -  $    -  $    -  $      -
Standby Letters of Credit                      -           -       -       -         -
Guarantees                                  10.9        10.9       -       -         -
Standby Repurchase Obligations               N/A         N/A     N/A     N/A       N/A
Other Commercial Commitments                 N/A         N/A     N/A     N/A       N/A
                                  --------------  ----------  ------  ------  --------
    Total Commercial Commitments  $         10.9  $     10.9  $    -  $    -  $      -
                                  ==============  ==========  ======  ======  ========


     Income Taxes. Rio Vista has agreed to indemnify Penn Octane for a period of three years from December 31, 2004 for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane does not believe that it has a federal income tax in connection with the Spin-Off in excess of $2.5 million. However, the Internal Revenue Service (the "IRS") may review Penn Octane's federal income tax returns and challenge positions that it may take with respect to the Spin-Off.

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

     Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships, as a general rule, are taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of "qualifying income" (the "Qualifying Income Exception"). For purposes of this exception, "qualifying income" includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of "qualifying income" include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a "dealer" in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes "qualifying income".

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

     Other. Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims. Rio Vista believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial statements. Pursuant to the Omnibus Agreement, Penn Octane has agreed to indemnify Rio Vista for claims related to the Assets arising from events or conditions occurring or existing before completion of the Spin-Off.

     Distributions of Available Cash. All unitholders have the right to receive distributions from Rio Vista of "available cash" as defined in the partnership agreement in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner receives a distribution corresponding to its 2% General Partnership Interest. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed (see note H to the unaudited consolidated financial statements).

     Cash distributions from Rio Vista are shared by the holders of the common units and the General Partner interest as described in the partnership agreement based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

     On  both  February  14,  2005  and  May  13,  2005,  Rio  Vista  made  cash
distributions  of  $487,000.   Rio Vista has not declared a distribution for the
quarter  ended  June  30,  2005.

     Rio Vista's ability to make distributions may be impacted by sales to PMI at acceptable volumes and margins, payments on its guarantees, costs and expenses and the inability to obtain additional financing on its pledged assets. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it may lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista's revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and/or Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure against its assets. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

     The following is a reconciliation of net income to distributable cash flow for the three months ended December 31, 2004, March 31, 2005 and June 30, 2005.

                                                           Three Months Ended
                                               --------------------------------------------
                                                December 31,    March 31,
                                                    2004          2005       June 30, 2005
                                               --------------  -----------  ---------------
Net income (loss)                              $     (63,000)  $  173,000   $     (728,000)
    Plus interest and other expense, net             101,000      119,000          179,000
    Plus depreciation and amortization               178,000      205,000          205,000
    Plus other non-cash expenses                     344,000            -           17,000
                                               --------------  -----------  ---------------
EBITDA                                               560,000      497,000         (327,000)
Less cash interest and other cash expense,
net                                                 (101,000)     (61,000)         (64,000)
                                               --------------  -----------  ---------------
Distributable cash flow (deficit)                    459,000      436,000         (391,000)
Distributable cash flow (deficit) applicable
to general partner                                    (9,000)      (9,000)           8,000
                                               --------------  -----------  ---------------
Distributable cash flow (deficit) applicable
to limited partners                            $     450,000   $  427,000   $     (383,000)
                                               ==============  ===========  ===============


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

     Sales to PMI. On March 31, 2004, Penn Octane's sales agreement with PMI (the "Contract") expired. Prior to the Spin-Off, during the period April 1, 2004 through September 30, 2004, Penn Octane and PMI entered into monthly agreements for the sale of LPG. During the months of October 2004 through December 2004, Rio Vista and PMI entered into monthly agreements for the sale of LPG ("Monthly 2004 Contracts"). During December 2004, Rio Vista and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 for the minimum sale of 11.7 million gallons of LPG for the months of January and February 2005 and 11.1 million gallons of LPG for the month of March 2005 (the "Quarterly Agreement") at reduced margins compared with those in effect during 2004. Actual volumes sold were 12.7 million gallons, 9.9 million gallons and 9.6 million gallons for January, February and March 2005, respectively. In April 2005, Rio Vista entered into a one month contract with PMI for the sale of a minimum of 10.5 million gallons at a further reduced margin. On May 5, 2005, Rio Vista entered into a contract with PMI for the sale of a minimum of 6.0 million gallons of LPG for the period May 5, 2005 to May 31, 2005 at the reduced margin received in April 2005. For the period May 1, 2005 to May 4, 2005, PMI did not purchase any LPG from Rio Vista. Actual volumes of LPG sold to PMI for April and May 2005 were 10.8 million gallons and
6.1  million  gallons,  respectively.

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

     Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the purchase of LPG (the "PMI Agreement"). PMI did not purchase LPG from Rio Vista during the period June 1 - June 3, 2005. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from Rio Vista pursuant to the PMI Agreement.

                   Month           Minimum Volumes
               --------------  ------------------------
                               (in millions of gallons)

               June 2005                            3.5

               July 2005                            3.5

               August 2005                          3.5

               September 2005                       5.7

               October 2005                         8.1

               November 2005                       11.7

               December 2005                       11.7

               January 2006                        11.7

               February 2006                       11.7

               March 2006                           8.1

     Actual volumes of LPG sold to PMI for June and July 2005 were 3.5 million gallons and 3.5 million gallons, respectively.

     Under the terms of the PMI Agreement, the sale price of LPG will be at the same margins in effect during April and May 2005.

     Rio Vista's management believes that PMI's reduction of volume commitments for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista's Matamoros Terminal Facility and increased competition from U.S. suppliers including Valero (see Recent Trends above).

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

     Seasonality. Rio Vista's gross profit is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

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

     Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Art culo 27 Constitutional en el Ramo del Petr leo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Org nica del Petr leos Mexicanos y Organismos Subsidiarios (the Organic Law of Petr leos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

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

     In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista's operations, as well as other provisions limiting the holders of common units ability to influence the manner or direction of management.

     GENERAL PARTNER INTEREST

     The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane. Penn Octane has granted options to Mr. Richter and to Shore Capital LLC ("Shore Capital"), an affiliate of Richard Shore, Jr., former President of Penn Octane and Chief Executive Officer of the General Partner, to purchase 50% of its general partner interest. The options expire on July 10, 2006. Following the exercise of any of these options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

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

     COMMON UNIT WARRANTS. In connection with an employment agreement with Mr. Shore, Shore Capital, received warrants to acquire 97,415 common units of Rio Vista with an exercise price of $8.47 per common unit. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

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

     LOAN DISCOUNT ON PENN OCTANE'S DEBT RELATED TO DETACHABLE WARRANTS. During January 2004, in connection with $1.8 million of debt obligations of Penn Octane, Penn Octane agreed to issue, in the future, an aggregate of 110,250 warrants to purchase Rio Vista common units ("Rio Vista Warrants"). The exercise price of the warrants was to be determined based on the amount of the first quarterly distribution paid by Rio Vista. As a result of the approval of the payment of Rio Vista's first cash distribution on January 14, 2005 (see below), Rio Vista granted the immediately exercisable warrants having an exercise price of $5.00 and recorded a discount of approximately $422,000 which is reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. For the three months and six months ended June 30, 2005 amortization expense was $115,000 and $173,000, respectively. The Rio Vista Warrants will expire on December 15, 2006.

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

     Realization of Assets. Rio Vista's unaudited consolidated balance sheet included elsewhere herein has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista is dependent on Penn Octane's ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista's only source of revenue is from sales of LPG to PMI and it operates under a short-term sale agreement with PMI which provides for monthly volumes which are materially less than Penn Octane's historical monthly volumes and margins. As a result, Penn Octane's and Rio Vista's gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such additional reductions in gross profit.

     Rio Vista has guaranteed certain of Penn Octane's obligations. Substantially all of Rio Vista's and Penn Octane's assets are pledged or committed to be pledged as collateral on $1.8 million of Penn Octane's existing debt and the RZB Credit Facility, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane's Report of Independent Certified Public Accountants on the consolidated financial statements of Penn Octane at July 31, 2004 contains an explanatory paragraph which describes an uncertainty about Penn Octane's ability to continue as a going concern. If Penn Octane's and Rio Vista's cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane's creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

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

     To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to (i) diversify Rio Vista's operations to reduce dependency on sales of LPG and (ii) sell its LPG assets.

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

     In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" (SFAS154). This new standard replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Rio
Vista has determined that SFAS 154 will not have a material impact on their consolidated results of operations, financial position or cash flows.


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

     Rio Vista does not have any debt. Trade accounts receivable from PMI and Rio Vista's trade and other accounts payable generally do not bear interest. Penn Octane's credit facility with RZB for which Rio Vista is responsible for some of the costs provides for cash advances at a current variable interest rate. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in Penn Octane's agreement with RZB. Therefore, Rio Vista currently has limited, if any, interest rate risk.

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

Part II

ITEM 1.   LEGAL  PROCEEDINGS

          See note H to Rio Vista's unaudited consolidated financial statements included in its Quarterly Report on Form 10-Q for the six months ended June 30, 2005.

ITEM 2.   UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

          None.

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

     THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

          Exhibit  No.
          ------------

          10.2 Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of June 4, 2005, by and between Rio Vista Energy Partners L.P. and P.M.I. Trading Limited.

          10.3 Purchase and Sale Agreement dated as of August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc.

          10.4 Promissory Note dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc.

          10.5 Security Agreement dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc.

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


                          RIO VISTA ENERGY PARTNERS L.P.



August 19, 2005           By:  /s/ Ian T. Bothwell
                               -------------------------------------------------
                               Ian T. Bothwell
                               Chief Financial Officer (principal accounting and
                               Financial  officer)  of Rio Vista GP LLC, general
                               partner of Rio Vista Energy Partners L.P.