Form 10-Q
period 2005-09-30
RIO VISTA ENERGY PARTNERS LP
filed 2005-11-21
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to _______________

Commission file number: 000-50394

Rio Vista Energy Partners L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0153267
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

820 Gessner Road, Suite 1285, Houston, Texas	77024
(Address of Principal Executive Offices)	(Zip Code)

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
Yes    ☒   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      No    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes      No    ☒

The number of common units outstanding on October 31, 2005 was 1,910,656.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

Part I
Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Rio Vista GP LLC,
General Partner of Rio Vista Energy Partners L.P.

We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of September 30, 2005, the consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2005, the consolidated statement of partners’ capital for the nine months ended September 30, 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2005. These interim consolidated financial statements are the responsibility of Rio Vista’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with United States generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, partners’ capital and cash flows for the year ended December 31, 2004 (not presented herein); and in our report dated February 2, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated.

Our auditors’ report on Rio Vista’s financial statements as of December 31, 2004 included an explanatory paragraph referring to the matters discussed in Note N of those financial statements which raised substantial doubt about Rio Vista’s ability to continue as a going concern. As indicated in Note L to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about Rio Vista’s ability to continue as a going concern.

/s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
November 4, 2005

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2004	September 30, 2005 (Unaudited)

Current Assets

Cash	$13,000	$37,000

Restricted cash	3,983,000	5,430,000

Trade accounts receivable (less allowance for doubtful accounts of $0)	5,785,000	5,985,000

Inventories	198,000	244,000

Prepaid expenses and other current assets	9,000	116,000

Total current assets	9,988,000	11,812,000

Property, plant and equipment - net	14,244,000	13,435,000

Other non-current assets	12,000	8,000

Total assets	$24,244,000	$25,255,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2004	September 30, 2005 (Unaudited)
Current Liabilities

Note payable	$-	$1,300,000

Due to Penn Octane Corporation, net	8,632,000	9,781,000

Accounts payable	290,000	670,000

Mexican taxes payable	27,000	6,000

Accrued liabilities	382,000	768,000

Total current liabilities	9,331,000	12,525,000

Commitments and contingencies	-	-

Partners’ Capital

Common units	14,615,000	12,475,000

General partner’s equity	298,000	255,000

Total partners’ capital	14,913,000	12,730,000

Total liabilities and partners’ capital	$24,244,000	$25,255,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended			Nine months ended
	September 30, 2004	September 30, 2005		September 30, 2004	September 30, 2005
Revenues	$-		$22,649,000	$-		$69,516,000
Cost of goods sold	-		22,481,000	-		67,490,000

Gross profit	-		168,000	-		2,026,000
Selling, general and administrative expenses
Legal and professional fees	-		459,000	-		1,102,000
Salaries and payroll related expenses	-		215,000	-		964,000
Other	-		334,000	-		1,056,000
	-		1,008,000	-		3,122,000
Operating loss	-		(840,000)	-		(1,096,000)
Other income (expense)
Interest and LPG financing expense	-		(217,000)	-		(490,000)
Loss before taxes	-		(1,057,000)	-		(1,586,000)
Provision for Mexican income taxes	-		(17,000)	-		(44,000)
Net loss	$-	$	(1,074,000)	$-	$	(1,630,000)

Net loss allocable to the partners	$-	$	(1,074,000)	$-	$	(1,630,000)
Less general partner’s interest in net loss	-		21,000	-		32,000
Net loss allocable to the common units	$-	$	(1,053,000)	$-	$	(1,598,000)

Net loss per common unit	$-	$	(0.55)	$-	$	(0.84)
Net loss per common unit assuming dilution	$-	$	(0.55)	$-	$	(0.84)
Weighted average common units outstanding	-		1,910,656	-		1,910,656

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

	Common Units
	Units	Amount	General Partner	Total Partners’ Capital

Balance as of December 31, 2004	1,910,656	$14,615,000	$298,000	$14,913,000
Net loss	-	(1,598,000)	(32,000)	(1,630,000)
Cash distribution to partners	-	(955,000)	(20,000)	(975,000)
Loan discount on Penn Octane Corporation’s debt related to detachable warrants	-	413,000	9,000	422,000

Balance as of September 30, 2005 (unaudited)	1,910,656	$12,475,000	$255,000	$12,730,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30, 2004	September 30, 2005
Cash flows from operating activities:
Net loss	$-	$(1,630,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	-	626,000
Amortization of loan discount related to detachable warrants	-	326,000
Gain on sale of assets	-	(24,000)
Changes in current assets and liabilities:
Trade accounts receivable	-	(200,000)
Inventories	-	45,000
Prepaid expenses and other current assets	-	(10,000)
Due to Penn Octane Corporation, net	-	1,149,000
Accounts payable and accrued liabilities	-	764,000
Mexican taxes payable	-	(21,000)
Net cash provided by (used in) operating activities	-	1,025,000
Cash flows from investing activities:
Capital expenditures	-	(58,000)
Proceeds from the sale of land	-	175,000
Other non-current assets	-	4,000
Net cash used in investing activities	-	121,000
Cash flows from financing activities:
Increase in restricted cash	-	(1,447,000)
Cash distributions to partners	-	(975,000)
Issuance of debt	-	1,300,000
Net cash provided by (used) in financing activities	-	(1,122,000)
Net increase in cash	-	24,000
Cash at beginning of period	2,000	13,000
Cash at end of period	$2,000	$37,000
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest and LPG financing expense	$-	$-
Cash paid for Mexican taxes	$-	$181,000
Supplemental disclosures of noncash transactions:
Units and warrants issued and other	$-	$422,000
Transfer of line fill to inventory	$-	$92,000

The accompanying notes and accountants’ report are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - ORGANIZATION

Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (Assets) to Rio Vista Operating Partnership L.P. (RVOP) (ii) the transfer of its 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries are collectively hereinafter referred to as “Rio Vista”.

As a result of the Spin-Off, Rio Vista is engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). Rio Vista owns and operates LPG terminal facilities in Brownsville, Texas (Brownsville Terminal Facility) and in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The primary market for Rio Vista’s LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Rio Vista’s primary customer for LPG is P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is the exclusive importer of LPG into Mexico. PMI sells the LPG purchased from Rio Vista to PEMEX which distributes the LPG into the northeastern region of Mexico.

All of Rio Vista’s LPG operations are conducted through, and Rio Vista’s LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest as provided for in Rio Vista’s partnership agreement (Agreement). The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the Agreement. Other than the foregoing distributions, the General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.

Rio Vista purchases LPG from Penn Octane under a long-term supply agreement (LPG Supply Agreement). The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane’s agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

Historically, up until the date of the Spin-Off, Penn Octane has sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline which connects ExxonMobil Corporation’s (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy’s La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista’s Brownsville Terminal Facility (Leased Pipeline). In addition at the discretion of Exxon, Penn Octane has access to a twelve-inch pipeline which connects Exxon’s Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (ECCPL) as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with Penn Octane’s lease agreement for the Leased Pipeline, Penn Octane has access to storage in Markham, Texas (Markham Storage) which has a capacity of up to approximately 21,000,000 gallons of storage, as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane’s long term supply agreement in effect as of September 30, 2005 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to 13,900,000 gallons of LPG per month although actual quantities supplied under such agreement during the nine months ended September 30, 2005 were approximately 9,000,000 gallons per month.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - ORGANIZATION - Continued

Basis of Presentation

The accompanying unaudited consolidated financial statements include Rio Vista and its United States subsidiaries including RVOP, Rio Vista Operating GP LLC and Penn Octane International, L.L.C., and its Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex) and Termatsal, S. de R.L. de C.V. (Termatsal) and its consolidated affiliate, Tergas, S. de R.L. de C.V. (Tergas). All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of September 30, 2005, the unaudited consolidated statements of operations for the three and nine months ended September 30, 2004 and 2005 and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2004 and 2005, have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of September 30, 2005, the unaudited consolidated results of operations for the three months and nine months ended September 30, 2004 and 2005 and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2004 and 2005. Rio Vista was inactive until September 30, 2004, the date of the Spin-Off and operations did not commence until October 1, 2004. Accordingly, there are no results of operations during the three months and nine months ended September 30, 2004.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to prior period balances to conform in the current presentation. All reclassifications have been consistently applied to the periods presented.

NOTE B - UNIT BASED COMPENSATION

Under the guidance provided by SFAS 123, Rio Vista has elected to continue to account for employee unit-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) 25, “Accounting for Stock Issued to Employees”, and related Interpretations.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B - UNIT BASED COMPENSATION - Continued

Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, Rio Vista’s pro forma net income (loss), and net income (loss) per common unit would have been as follows for the three months and nine months ended September 30,:

	Three Months Ended			Nine months ended
	2004	2005		2004	2005
Net income (loss) as reported	$-		$(1,074,000)	$-	$(1,630,000)

Add: Unit-based employee compensation expense included in reported net loss

Less: Total unit-based employee compensation expense determined under fair value based method for all awards	-		(12,000)	-	(309,000)

Net income (loss) pro forma	$-		$(1,086,000)	$-	$(1,939,000)

Net income (loss) allocable to the common units pro forma	$-		$(1,064,000)	$-	$(1,900,000)

Net income (loss) per common unit, as reported	$-	$	$(0.55)	$-	$(0.84)

Net income (loss) per common unit, pro forma	$-		$(0.56)	$-	$(0.99)

Net income (loss) per common unit assuming dilution, as reported	$-		$(0.55)	$-	$(0.84)
Net income (loss) per common unit assuming dilution, pro forma	$-		$(0.56)	$-	$(0.99)

The following assumptions were used for grants of warrants to employees in the nine months ended September 30, 2005, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 7.7%; expected volatility of 48.4%; risk free interest rate of 3.05%; and expected life of 3 years.

During December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for Rio Vista beginning January 1, 2006. Rio Vista will apply the modified prospective method as provided for in SFAS 123R, and therefore the financial statements of Rio Vista for interim and annual periods prior to the adoption of SFAS 123R will not reflect any restatements.

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

The following tables present reconciliations from income (loss) per common unit to income (loss) per common unit assuming dilution (see note I for the warrants):

	For the three months ended September 30, 2005
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Unit Amount
Net income (loss) allocable to the common units	$(1,053,000)

Basic EPS
Net income (loss) allocable to the common units	(1,053,000)	1,910,656	$	(0.55)

Effect of Dilutive Securities
Warrants	-	-

Diluted EPS
Net income (loss) allocable to the common units	N/A	N/A		N/A

For the nine months ended September 30, 2005
	Income (Loss) (Numerator)		Shares (Denominator)	Per-Unit Amount
Net income (loss) allocable to the common units	$	(1,598,000)

Basic EPS
Net income (loss) allocable to the common units		(1,598,000)	1,910,656	$	(0.84)

Effect of Dilutive Securities
Warrants		-	-

Diluted EPS
Net income (loss) allocable to the common units		N/A	N/A		N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT

On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (PSA’s) with TransMontaigne Product Services Inc. (TransMontaigne) which provide for the sale and assignment of all of their respective LPG assets and refined products assets including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract (LPG Asset Sale). Penn Octane’s agreement with TransMontaigne does not include any assets related to the Fuel Sales Business. The purchase price is $10,100,000 for assets to be sold by Penn Octane and $17,400,000 for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s. In connection with the PSA’s, TransMontaigne loaned Rio Vista $1,300,000 which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne (TransMontaigne Note). The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility. The TransMontaigne Note begins to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC (RZB) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA’s and for working capital purposes.

The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne’s satisfactory completion of its due diligence review, including financial, business, environmental and legal, the approval of Penn Octane’s stockholders and Rio Vista’s unit holders (see below), assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA’s provide that any party may terminate the agreements if closing does not occur on or before October 31, 2005. None of the parties have elected to terminate the agreements and the parties continue to work towards the closing of the LPG Asset Sale.

If the LPG Asset Sale is completed, Penn Octane intends to use a portion of its proceeds to pay off the Restructured Notes and $280,000 Notes plus accrued interest.

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (SEC) on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

If the LPG Asset Sale is completed, Rio Vista intends to use its proceeds to fund working capital requirements, pursue potential acquisitions and to resume the minimum quarterly distributions to its unitholders and to pay all arrearages. Rio Vista intends to pursue potential acquisitions which produce “qualifying income”.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement which requires dissolution upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31, 2004	September 30, 2005

Brownsville Terminal Facility
Building	$173,000	$173,000
Terminal facilities	3,631,000	3,631,000
Tank Farm	374,000	374,000
Leasehold improvements	319,000	319,000
Equipment	226,000	226,000
Truck	26,000	26,000
	4,749,000	4,749,000
US - Mexico Pipelines and Matamoros Terminal Facility: (a)

U.S. Pipelines and Rights of Way	6,775,000	6,730,000
Mexico Pipelines and Rights of Way	993,000	993,000
Matamoros Terminal Facility	5,876,000	5,876,000
Land	856,000	705,000
	14,500,000	14,304,000
Total	19,249,000	19,053,000

Less: accumulated depreciation and amortization	(5,005,000)	(5,618,000)

	$14,244,000	$13,435,000

(a)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.

Property, plant and equipment, net of accumulated depreciation, includes $5,745,000 and $5,435,000 of costs, located in Mexico at December 31, 2004 and September 30, 2005, respectively.

NOTE F - INVENTORIES

Inventories are valued at the lower of FIFO cost or market (LCM) and consist of the following:

	December 31, 2004		September 30, 2005
	Gallons	LCM	Gallons	LCM
LPG:
Brownsville Terminal Facility and Matamoros Terminal Facility	239,000	$198,000	239,000	$244,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G - INCOME TAXES

Rio Vista is taxed as a Partnership under Code Section 701 of the Internal Revenue Code. All of Rio Vista’s income is taxed at the partner level, therefore, Rio Vista has no U.S. income tax expense or liability. Rio Vista’s Mexican subsidiaries incur income tax expense in Mexico on their taxable income. Mexican income tax expense for the three months and nine months ended September 30, 2005 was $17,000 and $44,000, respectively. No deferred Mexican income tax expense was recorded for the nine months ended September 30, 2005.

NOTE H - PARTNERS’ CAPITAL

Common Units

In connection with the Spin-Off on September 30, 2004, Rio Vista issued 1,910,656 common units to the holders of Penn Octane common stock.

The common units represent limited partner interests in Rio Vista. The holders of common units are entitled to participate in Rio Vista’s distributions and exercise the rights or privileges available to limited partners under the Agreement. The holders of common units have only limited voting rights on matters affecting Rio Vista. Holders of common units have no right to elect the General Partner or its managers on an annual or other continuing basis. Penn Octane elects the managers of the General Partner. Although the General Partner has a fiduciary duty to manage Rio Vista in a manner beneficial to Rio Vista and its unitholders, the managers of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Penn Octane and its stockholders. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding common units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes.

In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista’s operations, as well as other provisions limiting the holders of common units ability to influence the manner or direction of management.

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

NOTE H - PARTNERS’ CAPITAL - Continued

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

Loan Discount on Penn Octane Corporation’s Debt Related to Detachable Warrants

During January 2004, in connection with $1,805,000 of debt obligations of Penn Octane, Penn Octane agreed to issue, in the future, an aggregate of 110,250 warrants to purchase Rio Vista common units (Rio Vista Warrants). The exercise price of the warrants was to be determined based on the amount of the first quarterly distribution paid by Rio Vista. As a result of the approval of the payment of Rio Vista’s first cash distribution on January 14, 2005 (see below), Rio Vista granted the immediately exercisable warrants having an exercise price of $5.00 and recorded a discount of approximately $422,000 which is reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. For the three months and nine months ended September 30, 2005 amortization expense was $153,000 and $326,000, respectively. The Rio Vista Warrants will expire on December 15, 2006.

Equity Incentive Plan

On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H - PARTNERS’ CAPITAL - Continued

Distributions of Available Cash

All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the partnership agreement in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner receives a distribution corresponding to its 2% General Partnership Interest. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed (see note I).

Cash distributions from Rio Vista are shared by the holders of the common units and the General Partner interest as described in the partnership agreement based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000. Because of insufficient available cash, Rio Vista has not declared a distribution for the quarters ended June 30, 2005 and September 30, 2005.

NOTE I - COMMITMENTS AND CONTINGENCIES

Credit Facility, Letters of Credit and Other

Rio Vista’s LPG purchases are financed entirely by Penn Octane through its credit facility with RZB Finance, LLC (RZB).

As of September 30, 2005, Penn Octane had a $20,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of LPG and gasoline and diesel fuel (Fuel Products) in connection with Penn Octane’s fuel sales business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which Rio Vista’s Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane’s purchase of LPG under the RZB Credit Facility.

Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and Fuel Products (effective July 21, 2005, the Fuel Products rate was reduced to 2%), or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (6.75% at September 30, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility at any time, and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Credit Facility, Letters of Credit and Other - Continued

Mr. Richter had personally guaranteed all of Penn Octane’s and Rio Vista’s payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB agreed to no longer require Mr. Richter’s personal guarantee.

Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.

Under the terms of the RZB Credit Facility, all cash from Rio Vista’s LPG sales is deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Accordingly, Rio Vista only receives net proceeds from the restricted cash account when the amounts of collateral provided by Penn Octane and Rio Vista exceed all liabilities under outstanding letters of credit issued on behalf of Penn Octane, at the sole discretion of RZB. Upon the release of Rio Vista’s net proceeds from Rio Vista’s restricted cash account, Rio Vista is then required to pay any remaining amounts due Penn Octane, if any, for the supply of LPG and other allocated or direct expenses.

Concentrations of Credit Risk

Financial instruments that potentially subject Rio Vista to credit risk include cash balances at banks which at times exceed the federal deposit insurance.

Tax obligations of Penn Octane resulting from the Spin-Off

Rio Vista has agreed to indemnify Penn Octane for a period of three years from December 31, 2004 for any federal income tax liabilities resulting from the Spin-Off in excess of $2,500,000. Penn Octane does not believe that it has a federal income tax in connection with the Spin-Off in excess of $2,500,000. However, the Internal Revenue Service (IRS) may review Penn Octane’s federal income tax returns and challenge positions that it may take with respect to the Spin-Off.

Partnership Tax Treatment

Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability.  Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista’s Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted tax basis in Rio Vista.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Partnership Tax Treatment - Continued

Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships, as a general rule, are taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income” (Qualifying Income Exception). For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”.

No ruling has been or will be sought from the IRS and the IRS has made no determination as to Rio Vista’s classification as a partnership for federal income tax purposes or whether Rio Vista’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.

If Rio Vista was classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Rio Vista’s items of income, gain, loss and deduction would be reflected only on Rio Vista’s tax return rather than being passed through to Rio Vista’s unitholders, and Rio Vista’s net income would be taxed at corporate rates.

If Rio Vista was treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista’s ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista’s common units.

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Litigation

Penn Octane International, L.L.C. (Penn Octane International), a wholly-owned subsidiary of Rio Vista, has been named as the defendant in lawsuit filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Penn Octane International, Rio Vista nor any of Rio Vista’s subsidiaries in Mexico owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of the Penn Octane or Rio Vista companies owned or had custody of the LPG on the tanker truck at the time and location of the accident.

Even though the accident took place in Mexico, the lawsuit was filed in the District Court for Cameron County, Texas, on September 26, 2005 and was served on September 28, 2005. The case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case and assets to secure a potential judgment. An ex parte temporary restraining order was sought and obtained by the plaintiffs on September 27, 2005, in order to preserve evidence and prevent any sale of assets, including Penn Octane’s and Rio Vista’s LPG Asset Sales. This order was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The temporary restraining order expired on October 19, 2005. A hearing on the plaintiffs’ application for a temporary injunction is expected in late November 2005.

The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista’s Mexican subsidiaries. According to the lawsuit, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The operator of the tanker truck, or its insurance company, is reportedly taking claims in Mexico from victims of the accident.

Management believes that the lawsuit against Penn Octane International is without merit and, based on the advice of counsel, does not anticipate either liability for damages or the issuance of a temporary injunction against a sale of Penn Octane’s or Rio Vista’s assets. Rio Vista’s insurance carrier is expected to bear the legal fees and expenses in connection with defending this case. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations. If a court enjoined the sale of all or any portion of Penn Octane’s or Rio Vista’s assets to a third party, such an injunction could delay or prevent Penn Octane’s or Rio Vista’s LPG Asset Sale before resolution of the claims underlying the lawsuit. A lengthy delay of, or inability to close, the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In October 2005, the District Court of Cameron County, Texas awarded $100,000 to a land owner in connection with the acquisition of a right of way by Rio Vista. Rio Vista is currently appealing the award.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Litigation

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

Consulting Agreement

During November 2005, Penn Octane, Rio Vista and Mr. Richter entered into a consulting agreement whereby Mr. Richter shall serve as a special advisor to the board of directors of Penn Octane and the board of managers of Rio Vista and will provide the following services (the “Services”) to both Penn Octane and Rio Vista: assistance with the sale of all or part of their LPG assets, assistance with other transactions (including restructurings) involving the companies as mutually agreed by the parties and such other services that the companies may reasonably request.

In consideration of the Services rendered by Mr. Richter to the companies, the companies agreed to pay the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the PMI Agreement (see Note J).

The companies may, in their discretion, offset the amount of any Fees due and payable to Mr. Richter against any amounts owed (whether or not then due or payable) by Mr. Richter to the Company, including without limitation, any amounts owed by Mr. Richter to Penn Octane pursuant to his promissory note payable to Penn Octane.

The term of this consulting agreement shall continue until the earlier of one year from the date of the agreement or termination of the agreement upon 30 days written notice to the other party.

Long-Term Debt

Long-term debt of Penn Octane guaranteed by Rio Vista and on which certain of its assets are pledged totaled $1,805,000 at September 30, 2005. This debt is due on December 15, 2005. Interest is payable quarterly at a rate of 16.5% per annum. The payments due June 15, 2005 and September 15, 2005 each in the amounts of approximately $103,000 have not been made on these notes.

Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations

The dollar amounts of Penn Octane’s obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $18,500,000 at September 30, 2005 based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q and the unaudited amounts were as follows:

LPG and Fuel Products trade accounts payable	$13,400,000
Total debt, net of discount	$1,800,000
Lines of credit	$2,600,000
Letters of credit in excess of LPG and fuel products trade accounts payable	$700,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations - Continued

Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility and certain other debt total $36,000,000 at September 30, 2005 and the unaudited amounts were as follows:

Accounts receivable	$11,000,000
Restricted cash	$7,300,000
Inventory	$2,600,000
Property, plant and equipment, net	$15,100,000

Rio Vista’s assets that are included in the above amounts are as follows:

Accounts receivable	$6,000,000
Restricted cash	$5,400,000
Inventory	$200,000
Property, plant and equipment, net	$13,400,000

NOTE J - CONTRACTS

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - CONTRACTS - Continued

LPG Sales to PMI - Continued

Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the purchase of LPG (PMI Agreement). PMI did not purchase LPG from Rio Vista during the period June 1 - June 3, 2005. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from Rio Vista pursuant to the PMI Agreement and the actual volumes purchased for the months June 2005 through October 2005.

Month	Minimum Volumes (gallons)	Actual Volumes (gallons)

June 2005	3,500,000	3,508,000

July 2005	3,500,000	3,515,000

August 2005	3,500,000	7,382,000

September 2005	5,700,000	10,135,000

October 2005	8,100,000	12,316,000

November 2005	11,700,000	*

December 2005	11,700,000	*

January 2006	11,700,000	*

February 2006	11,700,000	*

March 2006	8,100,000	*

* Actual volumes not yet determined.

Under the terms of the PMI Agreement, the sale price of LPG will be at the same margins in effect during April and May 2005.

PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from Penn Octane prior to the Spin-Off and from Rio Vista, subsequent thereto, for distribution by truck in Mexico. Rio Vista continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K - RELATED PARTY TRANSACTIONS

The General Partner has a legal duty to manage Rio Vista in a manner beneficial to Rio Vista’s unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a “fiduciary” duty. Because the General Partner is currently owned by Penn Octane, Penn Octane’s officers and managers of the General Partner also have fiduciary duties to manage the business of the General Partner in a manner beneficial to Penn Octane and its stockholders.

The partnership agreement limits the liability and reduces the fiduciary duties of the General Partner to the unitholders. The partnership agreement also restricts the remedies available to unitholders for actions that might otherwise constitute breaches of the General Partner’s fiduciary duty.

Under the terms of the LPG Supply Agreement and Omnibus Agreement, Penn Octane charged Rio Vista for LPG and allocated costs of $21,900,000 and $39,700,000 for the three months and nine months ended September 30, 2005.

Intercompany Purchase Agreement for LPG

Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane contributed to Rio Vista or Penn Octane ceases to have the right to access the Leased Pipeline.

Under the LPG Supply Agreement, Penn Octane supplies all of Rio Vista’s LPG requirements in connection with its LPG sales obligations to PMI. The purchases of the LPG are at fluctuating prices and are determined based on the cost of LPG under Penn Octane’s agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. Rio Vista expects the aggregate costs per gallon to purchase LPG (less any applicable adjustments) to be below the aggregate sales prices per gallon of LPG sold to PMI.

Under the terms of Penn Octane’s Exxon Supply Contract, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane’s existing letter of credit facility may not be adequate to meet the letter of credit requirements under the Exxon Supply Contract or other suppliers if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

The LPG Supply Agreement terminates on the earlier to occur of:

•	Penn Octane ceases to have the right to access the Leased Pipeline that connects to Rio Vista’s Brownsville Terminal Facility; and
•	Rio Vista ceases to sell LPG using any of the assets contributed by Penn Octane to Rio Vista pursuant to the Spin-Off.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K - RELATED PARTY TRANSACTIONS - Continued

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

NOTE L - REALIZATION OF ASSETS

The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista has a loss from operations for the nine months ended September 30, 2005 and has a deficit in working capital. Rio Vista is dependent on Penn Octane’s ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista’s only source of revenue is from sales of LPG to PMI and it operates under a short-term sale agreement with PMI which provides for monthly volumes which are materially less than Penn Octane’s historical monthly volumes and margins. As a result, Penn Octane’s and Rio Vista’s gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such additional reductions in gross profit. If the LPG Asset Sale does not close, the TransMontaigne Note may be due as early as March 15, 2006, including interest beginning November 15, 2005.

The PMI Agreement expires on March 31, 2006 unless it is renewed or extended. If the LPG Asset Sale does not close, Rio Vista’s gross profit from operations beginning October 1, 2005, including the minimum volumes and the margins provided for in the PMI Agreement, may provide sufficient cash flow for Rio Vista to pay its operating expenses through March 31, 2006. However, cash flow may not be sufficient to allow Rio Vista to pay the TransMontaigne Note, to pay costs of maintenance and repairs and professional fees related to the LPG Asset Sale, to pay arrearages or make future distributions to Rio Vista’s unitholders and/or to make payments in connection with guarantees of Penn Octane's obligations assming Penn Octane's inability to meet its obligations. If the LPG Asset Sale does not close, subsequent to March 31, 2006, Rio Vista’s gross profits on sales may be insufficient to pay its operating expenses if it cannot sell LPG to PMI or other customers at acceptable margins and volumes and/or sufficiently reduce its other expenses.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE L - REALIZATION OF ASSETS - Continued

Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on $1,805,000 of Penn Octane’s existing debt, the RZB Credit Facility and the TransMontaigne Note, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at July 31, 2004 contains an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane’s creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon closing the LPG Asset Sale, or if the LPG Asset Sales does not close, the ability of Penn Octane to continue as a going concern and the continued sale of LPG to PMI or other customers at acceptable volumes and margins to provide sufficient cash flow to pay Rio Vista’s expenses, the TransMontaigne Note and guarantees of Penn Octane’s obligations assuming Penn Octane’s inability to pay such obligations. The unaudited consolidated balance sheet does not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.

To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to close the LPG Asset Sale. If the LPG Asset Sales does not close, management intends to continue to negotiate with PMI for the continued sale of LPG at acceptable volumes and margins upon the termination of the PMI Agreement. Management may also to continue to attempt to sell its LPG and refined products assets.

NOTE M - PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma consolidated financial information (Pro Forma Statements) for Rio Vista gives effect to the LPG Asset Sale. The unaudited pro forma consolidated balance sheet assumes that the LPG Asset Sale was consummated on September 30, 2005. The unaudited pro forma consolidated statement of operations for the nine months ended September 30, 2005 assumes that the LPG Asset Sale was consummated as of January 1, 2005.

The Pro Forma Statements are based on the available information and contain certain assumptions that Rio Vista deems appropriate. The Pro Forma Statements do not purport to be indicative of the financial position of Rio Vista had the transaction referred to above occurred on the dates indicated, nor are the Pro Forma Statements necessarily indicative of the future financial position of Rio Vista. The Pro Forma Statements should be read in conjunction with unaudited consolidated financial statements and notes thereto included herein.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M - PRO FORMA FINANCIAL INFORMATION - Continued

Rio Vista Energy Partners L.P.
PRO FORMA CONSOLIDATED BALANCE SHEET
(Unaudited)

	As Reported September 30, 2005	Pro Forma Adjustments		Pro Forma September 30, 2005
ASSETS
Current Assets
Cash	$37,000	$15,877,000	(1)	$21,344,000
		5,430,000	(2)
Restricted cash	5,430,000	(5,430,000	)(2)	—
Trade accounts receivable	5,985,000			5,985,000
Inventories	244,000	(244,000	)(1)	—
Prepaid expenses and other current assets	116,000			116,000

Total current assets	11,812,000	15,633,000		27,445,000
Property, plant and equipment — net	13,435,000	(13,435,000	)(1)	—
Other non-current assets	8,000	—		8,000

Total assets	$25,255,000	$2,198,000		$27,453,000

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Note Payable	$1,300,000	$(1,300,000	)(1)	$—
Due to Penn Octane Corporation, net	9,781,000	334,000	(4)	10,115,000
Mexican taxes payable	6,000	—		6,000
Accounts payable	670,000	—		670,000
Accrued liabilities	768,000	(223,000	)(1)	1,020,000
		475,000	(3)

Total current liabilities	12,525,000	(714,000)		11,811,000
Commitments and Contingencies	—	—		—
Partners’ Capital	12,730,000	3,721,000	(1)	15,642,000
		(475,000	)(3)
		(334,000	)(4)

Total partners’ capital	12,730,000	2,912,000		15,642,000

Total liabilities and partners’ capital	$25,255,000	$2,198,000		$27,453,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M - PRO FORMA FINANCIAL INFORMATION - Continued

Rio Vista Energy Partners L.P.
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	As Reported September 30, 2005	Pro Forma Adjustments			Pro Forma September 30, 2005

Revenues	$69,516,000	$	( 69,516,000	)(5)	$-

Cost of Goods Sold	67,490,000		( 67,490,000	)(5)	-

Gross Profit	2,026,000		(2,026,000)		-

Selling, general and administrative expenses
Legal and professional fees	1,102,000		(317,000	)(5)	785,000
Salaries and payroll related expenses	964,000		(141,000	)(5)	823,000
Other	1,056,000		-		1,056,000
	3,122,000		(458,000)		2,664,000

Operating income (loss)	(1,096,000)		(1,568,000)		(2,664,000)

Other income (expense)
Interest and LPG financing expense	(490,000)		490,000	(5)	-
Gain on LPG Asset Sale	-		2,958,000	(1)	2,149,000
			(475,000	)(3)
			(334,000	)(4)
Income (loss) before taxes	(1,586,000)		1,071,000		(515,000)

Provision for Mexican income taxes	(44,000)		44,000	(5)	-

Net income (loss)	$(1,630,000)		$1,115,000		$(515,000)

Net income (loss) allocable to the partners	$(1,630,000)		$1,115,000		$(515,000)

Less general partner’s interest in net income (loss)	32,000		(22,000)		10,000

Net income (loss) allocable to the common units	$(1,598,000)		$1,093,000		$(505,000)

Net income (loss) per common unit	$(0.84)				$(0.26)

Net income (loss) per common unit assuming dilution	$(0.84)				$(0.26)

Weighted average common units outstanding	1,910,656				1,910,656

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M - PRO FORMA FINANCIAL INFORMATION - Continued

Rio Vista Energy Partners L.P. and Subsidiaries
Notes to Pro Forma Consolidated Financial Information
September 30, 2005
(Unaudited)

(1)
To reflect the LPG Asset Sale, including net records received, the payment by Rio Vista of the Mexican subsidiaries net working capital deficit estimated at $223,000, the payment of the TransMontaigne Note and the resulting gain. This amount does not assume any reductions to the purchase price other than in connection with the Mexican subsidiaries net working capital deficit as provided for in the PSA’s. (See adjustments 3 and 4 below which are related to the sale).

(2)	To reflect the settlement of net obligations guaranteed by or owed to RZB in connection with LPG purchases collateralized by the LPG assets and refined products sold.

(3)	To accrue for estimated expenses associated with the LPG Asset Sale.

(4)	To accrue fee to Jerome B. Richter on the LPG Asset Sale.

(5)	To eliminate revenues and expenses related to the LPG operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Rio Vista's liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2005) refer to Rio Vista’s fiscal year ending December 31.

Forward-Looking Statements

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, Rio Vista has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, potential acquisitions, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Brownsville and Matamoros Terminal Facilities, other upgrades to Rio Vista’s facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, LPG Asset Sale, guarantees, cash distributions, Qualifying Income, Penn Octane, the Spin-Off risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004, Rio Vista’s Registration Statement on Form 10 as well as those discussed elsewhere in this Quarterly Report. These factors may not include all material risks facing Rio Vista.

Rio Vista Energy Partners L.P. and its consolidated subsidiaries are collectively hereinafter referred to as “Rio Vista”.

Purchase and Sale Agreements

On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (the “PSA’s”) with TransMontaigne Product Services Inc. (“TransMontaigne”) which provide for the sale and assignment of all of their respective LPG assets and refined products assets including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract (the “LPG Asset Sale”). Penn Octane’s agreement with TransMontaigne does not include any assets related to the Fuel Sales Business. The purchase price is $10.1 million for assets to be sold by Penn Octane and $17.4 million for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s. In connection with the PSA’s, TransMontaigne agreed to loan Rio Vista $1.3 million which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne (the “TransMontaigne Note”). The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility. The TransMontaigne Note begins to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance LLC (“RZB”) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA’s and for working capital purposes.

The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne’s satisfactory completion of its due diligence review, including financial, business, environmental and legal, the approval of Penn Octane’s stockholders and Rio Vista’s unit holders (see below), assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions were not met by October 31, 2005. The PSA’s provide that any party may terminate the agreement if closing does not occur on or before October 31, 2005. None of the parties have elected to terminate the agreements and the parties continue to work towards the closing of the LPG Asset Sale.

If the LPG Asset Sale is completed, Penn Octane intends to use a portion of its proceeds to pay off the Restructured Notes and $280,000 Notes plus accrued interest.

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (SEC) on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

If the LPG Asset Sale is completed, Rio Vista intends to use its proceeds to fund working capital requirements, pursue potential acquisitions and to resume the minimum quarterly distributions to its unitholders and to pay all arrearages. Rio Vista intends to pursue potential acquisitions which produce “qualifying income”.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement which requires dissolution upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

The following discusses Rio Vista’s existing risk factors, its business, its results of operations and its liquidity and capital resources.

Risk Factors

Business Factors. Beginning with the expiration of the liquefied petroleum gas (“LPG”) sales contract between Penn Octane and PMI effective March 31, 2004 and continuing through the contract recently entered into between Rio Vista and PMI effective June 4, 2005 (the “PMI Agreement”), Penn Octane and Rio Vista have experienced materially lower LPG sales volumes and margins since April 1, 2004 between Penn Octane and PMI through the date of the Spin-Off and Rio Vista and PMI after the Spin-off which have adversely affected Rio Vista’s results of operations. Rio Vista has only one customer for LPG in Mexico, PMI. There is no assurance that upon expiration of the PMI Agreement that PMI will continue to purchase LPG from Rio Vista or in quantities or at prices that are profitable. There are a limited number of suppliers of LPG that connect to Rio Vista’s pipelines and a limited supply of LPG. Rio Vista may lose its competitive advantage when Penn Octane’s Seadrift pipeline lease expires in 2013. Rio Vista may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. Rio Vista may not have sufficient cash to meet its obligations as they become due. All of Rio Vista’s assets are pledged as collateral for existing debt of Penn Octane, and Rio Vista therefore may be unable to obtain additional financing collateralized by such assets. Rio Vista is at risk of economic loss due to fixed margin contracts. If Rio Vista cannot develop sufficient capital resources for acquisitions or opportunities for expansion, Rio Vista’s growth will be limited. Future acquisitions and expansions may not be successful, may substantially increase Rio Vista’s indebtedness and contingent liabilities, and may create integration difficulties. Rio Vista‘s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted. Rio Vista’s business would also be adversely affected if the operations of Rio Vista’s customers and suppliers (including Penn Octane) were interrupted.

Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of the industry and individual consumers. Rio Vista competes with other companies including Valero, L.P. (“Valero”) in the sale or purchase of LPG as well as the transportation of these products in the U.S. and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of Rio Vista’s competitive position, particularly given the commodity-based nature of many of its products, is its ability to manage its expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products.

International Factors. Mexican economic, political and social conditions may change and adversely affect Rio Vista’s operations. Rio Vista may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring Rio Vista to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. If deregulation ocurrs, the results may hinder Rio Vista’s ability to negotiate acceptable contracts with distributors.

Political Factors. The operations and earnings of Rio Vista in the U.S. and Mexico have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of Rio Vista’s facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and environmental regulations. Both the likelihood of such occurrences and their overall effect upon Rio Vista vary greatly and are not predictable.

Industry and Economic Factors. The operations and earnings of Rio Vista throughout the U.S. and Mexico are affected by local, regional and global events or conditions that affect supply and demand for Rio Vista’s products. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources for its products; supply disruptions; weather, including seasonal patterns that affect energy demand and severe weather events that can disrupt operations; technological advances, including advances in exploration, production, refining and advances in technology relating to energy usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative hydrocarbon or other energy sources or product substitutes.

Acquisition Factors. In additional to the factors cited above, the advancement, cost and results of particular acquisitions sought by Rio Vista, including acquisitions which do not specifically fall within the areas of Rio Vista’s current lines of businesses will depend on: the outcome of negotiations for such acquisitions; the ability of the Rio Vista’s management to manage such acquisitions; the ability of Rio Vista to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

NASDAQ Listing. As a result of the LPG Asset Sale, NASDAQ may consider Rio Vista a “shell company” with insufficient operations immediately following the LPG Asset Sale, and NASDAQ may take steps to delist Rio Vista based on NASDAQ’s discretionary authority over listed companies. Rio Vista intends to pursue potential acquisitions upon the completion of the LPG Asset Sale. There can be no assurance, however, that Rio Vista will be able to complete a potential acquisition or that the value of the acquisition, the nature of the operations acquired and any conditions to closing of the acquisition would be satisfactory to NASDAQ in order to prevent delisting.

If Rio Vista is delisted from the NASDAQ National Market, Rio Vista will continue to file all required reports with the Securities and Exchange Commission and intends to seek quotation in the OTC Bulletin Board through a market maker. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. If Rio Vista is delisted from NASDAQ, Rio Vista intends to reapply for listing on NASDAQ if Rio Vista subsequently acquires additional operations. Delisting by NASDAQ may result in decreased market interest in Rio Vista common units, investors and unitholders may experience more difficulty in buying and selling Rio Vista common units, and Rio Vista’s unit price may decline. In addition, Rio Vista may experience greater difficulty in obtaining necessary debt and equity capital for potential acquisitions or the operation of its business.

Market Risk Factors. See “Notes to Consolidated Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in this report for discussion of the impact of market risks, inflation and other uncertainties.

Internal Control Factors. Pursuant to Section 404 of the Sarbanes Oxley Act of 2002, beginning with the year ended December 31, 2007, Rio Vista’s management will be required to complete an annual evaluation of its internal control systems. In addition, Rio Vista’s independent auditors are required to provide an opinion regarding such evaluation and the adequacy of Rio Vista’s internal accounting controls. Rio Vista’s internal controls may be found to be inadequate, deficiencies or weaknesses may be discovered, and remediation may not be successful. As Rio Vista continues, Rio Vista will need to strengthen its internal control systems. If Rio Vista acquires an existing business, the internal control systems of the acquired business may be inadequate and may require additional strengthening.

Projections. Projections, estimates and descriptions of Rio Vista’s plans and objectives included herein are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

Overview

Rio Vista Energy Partners L.P. (“Rio Vista”), a Delaware limited partnership, was formed by Penn Octane Corporation (“Penn Octane”) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (the “Assets”) to Rio Vista Operating Partnership L.P. (“RVOP”) (ii) the transfer of its 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (the “Common Units”) in Rio Vista to its common stockholders (the “Spin-Off”), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (the “General Partner”), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries are collectively hereinafter referred to as “Rio Vista”.

As a result of the Spin-Off, Rio Vista is engaged in the purchase, transportation and sale of liquefied petroleum gas (“LPG”). Rio Vista owns and operates terminal facilities in Brownsville, Texas (the “Brownsville Terminal Facility”) and in Matamoros, Tamaulipas, Mexico (the “Matamoros Terminal Facility”) and approximately 23 miles of pipelines (the “US - Mexico Pipelines”) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The primary market for Rio Vista’s LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas.

Rio Vista believes it has a competitive advantage in the supply of LPG for the northeastern region of Mexico because of Rio Vista’s pipeline and terminal facilities and its long term LPG supply agreement with Penn Octane which allow Rio Vista to bring supplies of LPG close to consumers of LPG in major cities in that region at competitive prices. Rio Vista’s primary customer for LPG is PMI. PMI is the exclusive importer of LPG into Mexico. PMI sells the LPG purchased from Rio Vista to PEMEX which distributes the LPG into the northeastern region of Mexico.

All of Rio Vista’s LPG operations are conducted through, and Rio Vista’s LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest as provided for in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. Other than the foregoing distributions, the General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.

Rio Vista purchases LPG from Penn Octane under a long-term supply agreement (the “LPG Supply Agreement”). The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane’s agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

Rio Vista provides products and services through a combination of fixed-margin and fixed-price contracts. Costs included in cost of goods sold, other than the purchase price of LPG, may affect actual profits from sales, including costs relating to transportation, storage, leases and maintenance.

Historically, up until the date of the Spin-Off, Penn Octane has sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline which connects ExxonMobil Corporation’s (“Exxon”) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy’s La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista’s Brownsville Terminal Facility (the “Leased Pipeline”). In addition at the discretion of Exxon, Penn Octane has access to a twelve-inch pipeline which connects Exxon’s Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (the “ECCPL”), as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with Penn Octane’s lease agreement for the Leased Pipeline, Penn Octane has access to storage in Markham, Texas (the “Markham Storage”) which has a capacity of up to approximately 21.0 million gallons of storage, as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane’s long term supply agreement in effect as of September 30, 2005 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to 13.9 million gallons of LPG per month although actual quantities supplied under such agreements during the nine months ended September 30, 2005 were approximately 9.0 million gallons per month.

LPG Sales

The following table shows Rio Vista's actual volumes sold to PMI in gallons and average sales price for the nine months ended September 30, 2005 and actual sales to PMI by Penn Octane in gallons and average sales price for the nine months ended September 30, 2004.

	2004	2005
Volume Sold

LPG (millions of gallons) - PMI	134.2	74.0

Average sales price

LPG (per gallon) - PMI	$0.79	$0.94

Recent Trends. Since April 2004, PMI had contracted with Penn Octane and Rio Vista (subsequent to the Spin-Off) for volumes which were significantly lower than amounts purchased by PMI from Penn Octane in similar periods during previous years and beginning April 2005 margins have been significantly lower than historical levels. See Liquidity and Capital Resources - Sales to PMI below. Rio Vista believes that the reduction of volume commitments or margins for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in 2006. Rio Vista is not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.

During June 2004, Valero began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation’s Corpus Christi, Texas and Three Rivers, Texas refineries. Valero originally contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. During July 2005, Valero announced that it had entered into a new agreement with PMI which provides for double the amount of LPG previously contracted for with PMI.

During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to Rio Vista’s strategic zone. Rio Vista is not aware of any future plans for these facilities.

During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX’s Cadereyta Refinery in Monterrey, Mexico to terminal facilities operated by TransMontaigne in Brownsville, Texas. The pipeline crosses the U.S.-Mexico border near the proximity of Rio Vista’s U.S. - Mexico Pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has warranted that it will not transport LPG through October 15, 2017.

Results of Operations

Three Months Ended September 30, 2005 Compared With Penn Octane’s Sales to PMI for the Three Months Ended September 30, 2004.

Revenues. Revenues for the three months ended September 30, 2005, were $22.7 million compared with $32.5 million for the comparative period one year earlier, a decrease of $9.8 million or 30.3%. Of this decrease, $16.7 million was attributable to decreased volumes of LPG sold to PMI during the three months ended September 30, 2005, partially offset by $6.8 million attributable to increases in average sales prices of LPG sold to PMI during the three months ended September 30, 2005.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2005 was $22.4 million. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Costs of goods sold also included other direct costs related to Rio Vista’s LPG operations, including costs associated with operating the Brownsville and Matamoros terminal facilities.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.0 million for the three months ended September 30, 2005. These costs were comprised of indirect selling general expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees.

Other income (expense). Other income (expense) was $(217,000) for the three months ended September 30, 2005 and is comprised of interest expense allocated to Rio Vista by Penn Octane in connection with the RZB Credit Facility and amortization of loan discount related to detachable warrants.

Mexican Income tax. Rio Vista incurred $17,000 of Mexican income tax expense related to its Mexican subsidiaries.

Nine months ended September 30, 2005 Compared With Penn Octane’s Sales to PMI for the Nine months ended September 30, 2004.

Revenues. Revenues for the nine months ended September 30, 2005, were $69.5 million compared with $106.1 million for the comparative period one year earlier, a decrease of $36.7 million or 34.6%. Of this decrease, $56.9 million was attributable to decreased volumes of LPG sold to PMI during the nine months ended September 30, 2005, partially offset by $20.2 million attributable to increases in average sales prices of LPG sold to PMI during the nine months ended September 30, 2005.

Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2005 was $67.5 million. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Costs of goods sold also included other direct costs related to Rio Vista’s LPG operations, including costs associated with operating the Brownsville and Matamoros terminal facilities.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.1 million for the nine months ended September 30, 2005. These costs were comprised of indirect selling general expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees.

Other income (expense). Other income (expense) was $(490,000) for the nine months ended September 30, 2005 and is comprised of interest expense allocated to Rio Vista by Penn Octane in connection with the RZB Credit Facility and amortization of loan discount related to detachable warrants.

Mexican Income tax. Rio Vista incurred $44,000 of Mexican income tax expense related to its Mexican subsidiaries.

Liquidity and Capital Resources

General. Rio Vista commenced operations on October 1, 2004 and only had nominal cash at the time of the Spin-Off. Rio Vista pays all of its direct costs and expenses, and Rio Vista reimburses Penn Octane for cost and expenses paid by Penn Octane on behalf of Rio Vista. As discussed below, Rio Vista sells LPG to PMI and purchases the LPG from Penn Octane. Rio Vista’s LPG Supply Agreement with Penn Octane provides that it pays Penn Octane for LPG purchased upon receipt of the proceeds from sales to PMI.

Rio Vista has a loss from operations for the nine months ended September 30, 2005 and has a deficit in working capital. Rio Vista is dependent on Penn Octane’s ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista’s only source of revenue is from sales of LPG to PMI and it operates under a short-term sale agreement with PMI which provides for monthly volumes which are materially less than Penn Octane’s historical monthly volumes and margins. As a result, Penn Octane’s and Rio Vista’s gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such additional reductions in gross profit. If the LPG Asset Sale does not close, the TransMontaigne Note may be due as early as March 15, 2006, including interest beginning November 15, 2005.

The PMI Agreement expires on March 31, 2006 unless it is renewed or extended. If the LPG Asset Sale does not close, Rio Vista’s gross profit from operations beginning October 1, 2005, including the minimum volumes and the margins provided for in the PMI Agreement, may provide sufficient cash flow for Rio Vista to pay its operating expenses through March 31, 2006. However, cash flow may not be sufficient to allow Rio Vista to pay the TransMontaigne Note, to pay costs of maintenance and repairs and professional fees related to the LPG Asset Sale, to pay arrearages or make future distributions to Rio Vista’s unitholders and/or to make payments in connection with guarantees of Penn Octane's obligations assuming Penn Octane's inability to meet its obligations.  If the LPG Asset Sale does not close, subsequent to March 31, 2006, Rio Vista’s gross profits on sales may be insufficient to pay its operating expenses if it cannot sell LPG to PMI or other customers at acceptable margins and volumes and/or sufficiently reduce its other expenses.

Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on $1,805,000 of Penn Octane’s existing debt, the RZB Credit Facility and the TransMontaigne Note, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at July 31, 2004 contains an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane’s creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

Although Rio Vista is not required to do so, if Penn Octane is unable to pay its obligations when they become due, Rio Vista may lend the necessary funds to Penn Octane. Conversely, if Rio Vista does not have the funds necessary to pay its obligations and to make its distributions, to the extent that Penn Octane has sufficient cash to do so, it may lend such amounts to Rio Vista.

If Penn Octane’s cash flow from operations is not adequate to satisfy such payment of liabilities and obligations and/or tax liabilities when due and Rio Vista is unable to satisfy its guarantees and/or tax indemnification agreement, Penn Octane and/or Rio Vista may be required to pursue additional debt and/or equity financing. In such event, Penn Octane’s management and the General Partner do not believe that Penn Octane and/or Rio Vista would be able to obtain such financing from traditional commercial lenders. In addition, there can be no assurance that such additional financing will be available on terms attractive to Penn Octane and/or Rio Vista or at all. If additional financing is available through the sale of Penn Octane’s and/or Rio Vista’s equity and/or other securities convertible into equity securities through public or private financings, substantial and immediate dilution may occur. There is no assurance that Rio Vista would be able to raise any additional capital if needed. If additional financing cannot be accomplished and Rio Vista is unable to pay its liabilities and obligations when due or to restructure certain of Penn Octane’s liabilities and obligations, Rio Vista may suffer material adverse consequences to its business, financial condition and results of operations and Penn Octane and/or Rio Vista would likely be required to seek other alternatives which include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations. Rio Vista has agreed to guarantee certain of Penn Octane’s obligations to creditors and all of Rio Vista’s assets are pledged as collateral for those obligations of Penn Octane to such creditors. In addition, Rio Vista has agreed to indemnify Penn Octane for a period of three years from December 31, 2004 for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Consequently, Rio Vista may be unable to obtain financing using these pledged assets as collateral and Rio Vista’s inability to borrow on these assets may adversely affect Rio Vista’s results of operations and ability to make distributions to its unitholders. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under Penn Octane’s revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

The following table reflects cash flows for the nine months ended September 30, 2004 and 2005. All information is in thousands.

	2004	2005
Net cash provided by (used in) operating activities	$-	$1,025

Net cash used in investing activities	$-	121

Net cash provided by (used in) in financing activities	-	(1,122)

Net increase in cash	$-	$24

The following is a discussion of the guaranteed obligations:

RZB Obligation

Rio Vista’s LPG purchases are financed entirely by Penn Octane through its credit facility with RZB Finance, LLC (“RZB”).

As of September 30, 2005, Penn Octane had a $20.0 million credit facility with RZB for demand loans and standby letters of credit (the “RZB Credit Facility”) to finance Penn Octane’s purchases of LPG and gasoline and diesel fuel (“Fuel Products”) in connection with Penn Octane’s fuel sales business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which Rio Vista’s Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane’s purchase of LPG under the RZB Credit Facility.

Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and Fuel Products (effective July 21, 2005, the Fuel Products rate was reduced to 2%), or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (6.75% at September 30, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility at any time, and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.

Jerome B. Richter, former Chief Executive Officer of Penn Octane, had personally guaranteed all of Penn Octane’s and Rio Vista’s payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB agreed to no longer require Mr. Richter’s personal guarantee.

Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10.0 million.

Under the terms of the RZB Credit Facility, all cash from Rio Vista’s LPG sales is deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Accordingly, Rio Vista only receives net proceeds from the restricted cash account when the amounts of collateral provided by Penn Octane and Rio Vista exceed all liabilities under outstanding letters of credit issued on behalf of Penn Octane, at the sole discretion of RZB. Upon the release of Rio Vista’s net proceeds from Rio Vista’s restricted cash account, Rio Vista is then required to pay any remaining amounts due Penn Octane, if any, for the supply of LPG and other allocated or direct expenses.

LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $164,000 for the nine months ended September 30, 2005.

Penn Octane may need to increase its credit facility for increases in quantities of LPG and Fuel Products purchased and/or to finance future price increases of LPG and Fuel Products. Rio Vista relies on Penn Octane’s ability to allocate credit limits under the RZB Credit Facility to purchase quantities of LPG. However there can be no assurance that Penn Octane will have available and/or continue to provide sufficient credit limits for Rio Vista’s required purchases of LPG.

Long-Term Debt

Long-term debt of Penn Octane guaranteed by Rio Vista and on which certain of its assets are pledged totaled $1.8 million at September 30, 2005. This debt is due on December 15, 2005. Interest is payable quarterly at a rate of 16.5% per annum. The payments due June 15, 2005 and September 15, 2005 each in the amounts of approximately $103,000 have not been made on these notes.

Obligations and Assets Pledged

The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $18.5 million at September 30, 2005, based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q, and the unaudited amounts were as follows (in millions):
LPG and Fuel Products trade payables	$13.4
Total debt, net of discount	$1.8
Lines of credit	$2.6
Letters of credit in excess of LPG and fuel products trade payables	$.7

Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility and certain other debt total $36.0 million at September 30, 2005 and the unaudited amounts were as follows (in millions):
Accounts receivable	$11.0
Restricted cash	$7.3
Inventory	$2.6
Property, plant and equipment, net	$15.1

Rio Vista’s assets that are included in the above amounts are as follows (in millions):
Accounts receivable	$6.0
Restricted cash	$5.4
Inventory	$.2
Property, plant and equipment, net	$13.4

The following is a summary of Rio Vista’s estimated minimum contractual obligations as of September 30, 2005.

			Payments due by Period (Amounts in Millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Note Payable	$1.3	$1.3	$-	$-	$-

Operating Leases	.1	.1	-	-	-

LPG Purchase Obligations	-	-	-	-	-

Other Long-Term Obligations	-	-	-	-	-

Total Contractual Cash Obligations	$1.4	$1.4	$-	$-	$-

The following is a summary of Rio Vista’s estimated minimum commercial obligations as of September 30, 2005, based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q as of September 30, 2005.

Amount of Commitment Expiration Per Period (Amounts in Millions)
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years

Lines of Credit	$-	$-	$-	$-	$-

Standby Letters of Credit	-	-	-	-	-

Guarantees	18.5	18.5	-	-	-

Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A

Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$18.5	$18.5	$-	$-	$-

Income Taxes. Rio Vista has agreed to indemnify Penn Octane for a period of three years from December 31, 2004 for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane does not believe that it has a federal income tax in connection with the Spin-Off in excess of $2.5 million. However, the Internal Revenue Service (the “IRS”) may review Penn Octane’s federal income tax returns and challenge positions that it may take with respect to the Spin-Off.

Partnership Tax Treatment. Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista’s Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted tax basis in Rio Vista.

Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships, as a general rule, are taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income” (the “Qualifying Income Exception”). For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”.

No ruling has been or will be sought from the IRS and the IRS has made no determination as to Rio Vista’s classification as a partnership for federal income tax purposes or whether Rio Vista’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.

If Rio Vista was classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Rio Vista’s items of income, gain, loss and deduction would be reflected only on Rio Vista’s tax return rather than being passed through to Rio Vista’s unitholders, and Rio Vista’s net income would be taxed at corporate rates.

If Rio Vista was treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista’s ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista’s common units.

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

Litigation. Penn Octane International, L.L.C. ("Penn Octane International"), a wholly-owned subsidiary of Rio Vista, has been named as the defendant in lawsuit filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Penn Octane International, Rio Vista nor any of Rio Vista’s subsidiaries in Mexico owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of the Penn Octane or Rio Vista companies owned or had custody of the LPG on the tanker truck at the time and location of the accident.

Even though the accident took place in Mexico, the lawsuit was filed in the District Court for Cameron County, Texas, on September 26, 2005 and was served on September 28, 2005. The case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case and assets to secure a potential judgment. An ex parte temporary restraining order was sought and obtained by the plaintiffs on September 27, 2005, in order to preserve evidence and prevent any sale of assets, including Penn Octane’s and Rio Vista’s LPG Asset Sales. This order was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The temporary restraining order expired on October 19, 2005. A hearing on the plaintiffs’ application for a temporary injunction is expected in late November 2005.

The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista’s Mexican subsidiaries. According to the lawsuit, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The operator of the tanker truck, or its insurance company, is reportedly taking claims in Mexico from victims of the accident.

Management believes that the lawsuit against Penn Octane International is without merit and, based on the advice of counsel, does not anticipate either liability for damages or the issuance of a temporary injunction against a sale of Penn Octane’s or Rio Vista’s assets. Rio Vista’s insurance carrier is expected to bear the legal fees and expenses in connection with defending this case. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations. If a court enjoined the sale of all or any portion of Penn Octane’s or Rio Vista’s assets to a third party, such an injunction could delay or prevent Penn Octane’s or Rio Vista’s LPG Asset Sale before resolution of the claims underlying the lawsuit. A lengthy delay of, or inability to close, the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In October 2005, the District Court of Cameron County, Texas awarded $100,000 to a land owner in connection with the acquisition of a right of way by Rio Vista. Rio Vista is currently appealing the award.

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

Consulting Agreement. During November 2005, Penn Octane, Rio Vista and Mr. Richter entered into a consulting agreement whereby Mr. Richter shall serve as a special advisor to the board of directors of Penn Octane and the board of managers of Rio Vista and will provide the following services (the “Services”) to both Penn Octane and Rio Vista: assistance with the sale of all or part of their LPG assets, assistance with other transactions (including restructurings) involving the companies as mutually agreed by the parties and such other services that the companies may reasonably request.

In consideration of the Services rendered by Mr. Richter to the companies, the companies agreed to pay the following fees ("Fees") to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the PMI Agreement (see Note J to the unaudited consolidated financial statements).

The companies may, in their discretion, offset the amount of any Fees due and payable to Mr. Richter against any amounts owed (whether or not then due or payable) by Mr. Richter to the Company, including without limitation, any amounts owed by Mr. Richter to Penn Octane pursuant to his promissory note payable to Penn Octane.

The term of this consulting agreement shall continue until the earlier of one year from the date of the agreement or termination of the agreement upon 30 days written notice to the other party.

Distributions of Available Cash. All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the partnership agreement in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner receives a distribution corresponding to its 2% General Partnership Interest. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed (see note I to the unaudited consolidated financial statements).

Cash distributions from Rio Vista are shared by the holders of the common units and the General Partner interest as described in the partnership agreement based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000. Because of insufficient available cash, Rio Vista has not declared a distribution for the quarters ended June 30, 2005 and September 30, 2005.

Rio Vista’s ability to make distributions may be impacted by sales to PMI at acceptable volumes and margins, payments on its guarantees, costs and expenses and the inability to obtain additional financing on its pledged assets. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it may lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista’s revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and/or Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure against its assets. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

The following is a reconciliation of net income to distributable cash flow for the three months ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005.

	Three Months Ended
	December 31, 2004		March 31, 2005	June 30, 2005		September 30, 2005

Net income (loss)	$	(63,000)	$173,000	$	(728,000)	$	(1,074,000)
Plus interest, LPG financing expense and taxes, net		101,000	119,000		179,000		234,000
Plus depreciation and amortization		178,000	205,000		205,000		216,000
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)		216,000	497,000		(344,000)		(624,000)
Plus other non-cash expenses		344,000	-		(24,000)		-
Less cash interest, LPG financing expense and taxes		(101,000)	(61,000)		(64,000)		(81,000)
Distributable cash flow (deficit)		459,000	436,000		(432,000)		(705,000)
Distributable cash flow (deficit) applicable to general partner		(9,000)	(9,000)		8,000		14,000
Distributable cash flow (deficit) applicable to limited partners		$450,000	$427,000	$	(424,000)	$	(691,000)

Rio Vista utilizes two financial measures, EBITDA and distributable cash flow, which are not defined in GAAP. Management uses these financial measures because they are widely accepted financial indicators used by investors to compare partnership performance. In addition, management believes that these measures provide investors an enhanced perspective of the operating performance of Rio Vista’s assets and the cash flow the business is generating. Neither EBITDA nor distributable cash flow are intended to represent cash flows for the period, nor are they presented as an alternative to net income. They should not be considered in isolation or as substitutes for a measure of performance prepared in accordance with GAAP.

Sales to PMI. During December 2004, Rio Vista and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 for the minimum sale of 11.7 million gallons of LPG for the months of January and February 2005 and 11.1 million gallons of LPG for the month of March 2005 (the “Quarterly Agreement”) at reduced margins compared with those in effect during 2004. Actual volumes sold were 12.7 million gallons, 9.9 million gallons and 9.6 million gallons for January, February and March 2005, respectively. In April 2005, Rio Vista entered into a one month contract with PMI for the sale of a minimum of 10.5 million gallons at a further reduced margin. On May 5, 2005, Rio Vista entered into a contract with PMI for the sale of a minimum of 6.0 million gallons of LPG for the period May 5, 2005 to May 31, 2005 at the reduced margin received in April 2005. For the period May 1, 2005 to May 4, 2005, PMI did not purchase any LPG from Rio Vista. Actual volumes of LPG sold to PMI for April and May 2005 were 10.8 million gallons and 6.1 million gallons, respectively.

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

Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the purchase of LPG (the “PMI Agreement”). PMI did not purchase LPG from Rio Vista during the period June 1 - June 3, 2005. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from Rio Vista pursuant to the PMI Agreement and the actual volumes purchased for the months of June 2005 through October 2005.

Month	Minimum Volume (in millions of gallons)	Actual Volumes (in million of gallons)

June 2005	3.5	3.5

July 2005	3.5	3.5

August 2005	3.5	7.4

September 2005	5.7	10.1

October 2005	8.1	12.3

November 2005	11.7	*

December 2005	11.7	*

January 2006	11.7	*

February 2006	11.7	*

March 2006	8.1	*

* Actual volumes not yet determined.

Under the terms of the PMI Agreement, the sale price of LPG will be at the same margins in effect during April and May 2005.

Rio Vista’s management believes that PMI’s reduction of volume commitments for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista’s Matamoros Terminal Facility and increased competition from U.S. suppliers including Valero (see Recent Trends above).

PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from Penn Octane prior to the Spin-Off and from Rio Vista, subsequent thereto, for distribution by truck in Mexico. Rio Vista continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

Seasonality. Rio Vista’s gross profit is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

LPG Supply Agreement. Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane contributed to Rio Vista or Penn Octane ceases to have the right to access the Leased Pipeline.

Under the LPG Supply Agreement, Penn Octane supplies all of Rio Vista’s LPG requirements in connection with its LPG sales obligations to PMI. The purchases of the LPG are at fluctuating prices and are determined based on the cost of LPG under Penn Octane’s agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. Rio Vista expects the aggregate costs per gallon to purchase LPG (less any applicable adjustments) to be below the aggregate sales prices per gallon of LPG sold to PMI. Rio Vista believes that its LPG Supply Agreement with Penn Octane provides it with an advantage over competitors in the supply of LPG to PMI based on Penn Octane’s adequate volumes and price provided for in its agreements with its LPG suppliers, and Penn Octane’s Leased Pipeline which takes the LPG directly to Rio Vista’s Brownsville Terminal Facility from those suppliers. The Leased Pipeline’s capacity is estimated to be between 25.0 million and 30.0 million gallons per month.

Under the terms of the Exxon Supply Contract, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane’s existing letter of credit facility may not be adequate to meet the letter of credit requirements under the Exxon Supply Contract or other suppliers if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

The LPG Supply Agreement terminates on the earlier to occur of:

•	Penn Octane ceases to have the right to access the Leased Pipeline that connects to Rio Vista’s Brownsville Terminal Facility; and
•	Rio Vista ceases to sell LPG using any of the assets contributed by Penn Octane to Rio Vista pursuant to the Spin-Off.

Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of receiving, conveying, storing and delivering LPG to final users is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. Rio Vista’s consolidated Mexican affiliate, Tergas, S. de R.L. de C.V. (“Tergas”), has been granted the permit to operate the Matamoros Terminal Facility and Rio Vista relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Rio Vista pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

Through Rio Vista’s operations in Mexico and the operations of the Mexican subsidiaries and Tergas, Rio Vista is subject to the tax laws of Mexico which, among other things, require that Rio Vista comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign entities, including dividends and interest payments may be subject to Mexican withholding taxes.

During July 2003, Penn Octane acquired an option to purchase Tergas, which is 95% owned by Vicente Soriano, an employee of Penn Octane, and the remaining balance owned by Abelardo Mier, a consultant of Penn Octane, for a nominal price of approximately $5,000. The option was transferred to Rio Vista on September 30, 2004.

Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Artículo 27 Constitutional en el Ramo del Petróleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the “Regulatory Law”)), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Orgánica del Petróleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petróleos Mexicanos and Subsidiary Entities (the “Organic Law”)). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market (“Deregulation”). In June 1999, the Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). Rio Vista expects to sell LPG directly to independent Mexican distributors as well as PMI upon Deregulation. Rio Vista anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with Rio Vista.

During July 2001, the Mexican government announced that it would begin to accept applications from Mexican companies for permits to allow for the importation of LPG pursuant to provisions already provided for under existing Mexican law.

In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government decided to delay the implementation of Deregulation and asked Tergas to defer use of the permit and as a result, Penn Octane did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed. To date the Mexican government has continued to delay implementation of Deregulation. Tergas’ permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government again begins to accept applications. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on Rio Vista. However, should Deregulation occur and should the LPG Asset Sale not close, it is Rio Vista’s intention to sell LPG directly to distributors in Mexico as well as to PMI.

The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States-Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

Partners’ Capital. Rio Vista’s beginning capital was contributed by Penn Octane to Rio Vista’s operating partnership in the form of assets consisting primarily of terminal assets located in Brownsville, Texas, and Matamoros, Mexico, as well as the pipelines connecting these terminal facilities. The contribution to Rio Vista was recorded at Penn Octane’s historical cost of such assets on the date of the Spin-Off ($14.6 million).

Common Units

In connection with the Spin-Off on September 30, 2004, Rio Vista issued 1,910,656 common units to the holders of Penn Octane common stock.

The common units represent limited partner interests in Rio Vista. The holders of common units are entitled to participate in Rio Vista’s distributions and exercise the rights or privileges available to limited partners under the Agreement. The holders of common units have only limited voting rights on matters affecting Rio Vista. Holders of common units have no right to elect the General Partner or its managers on an annual or other continuing basis. Penn Octane elects the managers of the General Partner. Although the General Partner has a fiduciary duty to manage Rio Vista in a manner beneficial to Rio Vista and its unitholders, the managers of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Penn Octane and its stockholders. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding common units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes.

In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista’s operations, as well as other provisions limiting the holders of common units ability to influence the manner or direction of management.

General Partner Interest

The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane. Penn Octane has granted options to Mr. Richter and to Shore Capital LLC (“Shore Capital”), an affiliate of Richard Shore, Jr., former President of Penn Octane and Chief Executive Officer of the General Partner, to purchase 50% of its general partner interest. The options expire on July 10, 2006. Following the exercise of any of these options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

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

On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

Loan Discount on Penn Octane’s Debt Related to Detachable Warrants. During January 2004, in connection with $1.8 million of debt obligations of Penn Octane, Penn Octane agreed to issue, in the future, an aggregate of 110,250 warrants to purchase Rio Vista common units (“Rio Vista Warrants”). The exercise price of the warrants was to be determined based on the amount of the first quarterly distribution paid by Rio Vista. As a result of the approval of the payment of Rio Vista’s first cash distribution on January 14, 2005 (see below), Rio Vista granted the immediately exercisable warrants having an exercise price of $5.00 and recorded a discount of approximately $422,000 which is reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. For the three months and nine months ended September 30, 2005 amortization expense was $153,000 and $326,000, respectively. The Rio Vista Warrants will expire on December 15, 2006.

The Spin-Off. During September 2003, Penn Octane’s board of directors and the independent committee of its board of directors formally approved the terms of the Spin-Off and Rio Vista filed a Form 10 registration statement with the Securities and Exchange Commission. On September 30, 2004, all of Penn Octane’s limited partnership interest in Rio Vista was distributed to Penn Octane’s stockholders. Each stockholder of Penn Octane on September 30, 2004, received one common unit of the limited partnership interest of Rio Vista for every eight shares of Penn Octane’s common stock owned.

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

Realization of Assets.  The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista has a loss from operations for the nine months ended September 30, 2005 and has a deficit in working capital. Rio Vista is dependent on Penn Octane’s ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista’s only source of revenue is from sales of LPG to PMI and it operates under a short-term sale agreement with PMI which provides for monthly volumes which are materially less than Penn Octane’s historical monthly volumes and margins. As a result, Penn Octane’s and Rio Vista’s gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such additional reductions in gross profit. If the LPG Asset Sale does not close, the TransMontaigne Note may be due as early as March 15, 2006, including interest beginning November 15, 2005.

The PMI Agreement expires on March 31, 2006 unless it is renewed or extended. If the LPG Asset Sale does not close, Rio Vista’s gross profit from operations beginning October 1, 2005, including the minimum volumes and the margins provided for in the PMI Agreement, may provide sufficient cash flow for Rio Vista to pay its operating expenses through March 31, 2006. However, cash flow may not be sufficient to allow Rio Vista to pay the TransMontaigne Note, to pay costs of maintenance and repairs and professional fees related to the LPG Asset, to pay arrearages or make future distributions to Rio Vista’s unitholders and/or to make payments in connection with guarantees of Penn Octane's obligations assuming Penn Octane's inability to meet its obligations.  If the LPG Asset Sale does not close, subsequent to March 31, 2006, Rio Vista’s gross profits on sales may be insufficient to pay its operating expenses if it cannot sell LPG to PMI or other customers at acceptable margins and volumes and/or sufficiently reduce its other expenses.

Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on $1,805,000 of Penn Octane’s existing debt, the RZB Credit Facility and the TransMontaigne Note, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at July 31, 2004 contains an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane’s creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon closing the LPG Asset Sale, or if the LPG Asset Sales does not close, the ability of Penn Octane to continue as a going concern and the continued sale of LPG to PMI or other customers at acceptable volumes and margins to provide sufficient cash flow to pay Rio Vista’s expenses, the TransMontaigne Note and guarantees of Penn Octane’s obligations assuming Penn Octane’s inability to pay such obligations. The unaudited consolidated balance sheet does not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.

To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to close the LPG Asset Sale. If the LPG Asset Sales does not close, management intends to continue to negotiate with PMI for the continued sale of LPG at acceptable volumes and margins upon the termination of the PMI Agreement. Management may also to continue to attempt to sell its LPG and refined products assets.

Impact of Inflation

Inflation in the United States and Mexico has been relatively low in recent years and did not have a material impact on the consolidated financial statements of Rio Vista. However, inflation remains a factor in the United States and Mexico economies and could increase Rio Vista’s cost to acquire or replace property, plant and equipment as well as our labor and supply costs.

Rio Vista may be adversely impacted as a result of increases in LPG prices, which are related to oil and natural gas prices, because of limits on Penn Octane’s credit facility.

Environmental Matters

Rio Vista’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. Under the Omnibus Agreement, Penn Octane will indemnify Rio Vista for five years after the completion of the Spin-Off against certain potential environmental liabilities associated with the assets it contributed to Rio Vista relating to events or conditions that existed before the completion of the Spin-Off.

Recently Issued Financial Accounting Standards

During 2004, Rio Vista adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Entities” (“FIN 46”), which was amended by FIN 46R. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities (“VIE”) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. FIN 46R requires the beneficiary of a VIE to consolidate in its financial statements the assets, liabilities and results of operations of the VIE. Tergas, an affiliate of Rio Vista, is a VIE and therefore, its assets, liabilities and results of operations have been included in the accompanying consolidated financial statements of Rio Vista.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs - An Amendment of ARB No. 43 Chapter 4” (“SFAS 151”) which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Rio Vista has determined that SFAS 151 will not have a material impact on their consolidated results of operations, financial position or cash flows.

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for Rio Vista beginning January 1, 2006. Rio Vista will apply the modified prospective method as provided for in SFAS 123R, and therefore the financial statements of Rio Vista for interim and annual periods prior to the adoption of SFAS 123R will not reflect any restatements.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. Rio Vista has determined that SFAS 153 will not have a material impact on their consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (SFAS154). This new standard replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Rio Vista has determined that SFAS 154 will not have a material impact on their consolidated results of operations, financial position or cash flows.

Critical Accounting Policies

The consolidated financial statements of Rio Vista reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to Rio Vista’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, “Summary of Significant Accounting Policies”. Rio Vista believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.

Revenue recognition - Rio Vista expects in the future to enter into sales agreements to sell LPG for future delivery. Rio Vista will not record sales until the LPG is delivered to the customer.

Impairment of long-lived assets - The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to assets in future periods. If impairment has occurred, the amount of the impairment loss recognized will be determined by estimating the fair value of the assets and recording a loss if the fair value is less than the carrying value. Assessments of impairment are subject to management’s judgments and based on estimates that management is required to make.

Depreciation and amortization expenses - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization rates are based on management’s estimate of the future utilization and useful lives of the assets.

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

Allowance for doubtful accounts - The carrying value of trade accounts receivable is based on estimated fair value. The determination of fair value is subject to management’s judgments and is based on estimates that management is required to make.

Statement by Management Concerning Review of Interim Information by An Independent Registered Public Accounting Firm.

The unaudited consolidated financial statements included in this filing on Form 10-Q have been reviewed by Burton McCumber & Cortez, L.L.P., an independent registered public accounting firm, in accordance with established professional standards and procedures for such review. The report of Burton McCumber & Cortez, L.L.P. commenting on their review, accompanies the unaudited consolidated financial statements included in Item 1 of Part I.

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

Rio Vista’s TransMontaigne Note provides for a variable market rate of interest beginning on November 15, 2005. Trade accounts receivable from PMI and Rio Vista’s trade and other accounts payable generally do not bear interest. Penn Octane’s credit facility with RZB for which Rio Vista is responsible for some of the costs provides for cash advances at a current variable interest rate. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in Penn Octane’s agreement with RZB. Therefore, Rio Vista currently has limited, if any, interest rate risk.

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

The General Partner’s management, including the principal executive officer and principal financial officer, conducted an evaluation of Rio Vista’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period. Based on their evaluation, the General Partner’s principal executive officer and principal accounting officer concluded that Rio Vista’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in Rio Vista’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

Part II

Item 1.	Legal Proceedings

See note I to Rio Vista’s unaudited consolidated financial statements included in its Quarterly Report on Form 10-Q for the nine months ended September 30, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

A special meeting of the unitholders of Rio Vista Energy Partners L.P. was held on October 26, 2005, at the Hilton Waterfront Beach Resort, 21100 Pacific Coast Highway, Huntington Beach, California 92648. The record date for purposes of determining unitholders and entitled to notice of and to vote at the special meeting was September 26, 2005. As of the record date, a total of 1,910,656 common units were outstanding. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management’s proposals. All proposals were approved by holders of at least a majority of the outstanding common units. The results of the voting by the unitholders for each proposals are presented below:

Proposal #1 To approve the purchase and sale agreement, dated as of August 15, 2005, between Rio Vista and TransMontaigne Product Services, Inc. (referred to in the proxy statement as TransMontaigne) and the sale to TransMontaigne of Rio Vista’s liquefied petroleum gas (“LPG”) assets.

For	Against	Abstain
1,213,918	6,972	225

Proposal #2 To approve an amendment to Rio Vista’s limited partnership agreement to permit Rio Vista’s continued operation after the sale of substantially all of Rio Vista’s assets.

For	Against	Abstain
1,179,664	40,969	482

Proposal #3 To approve a proposal to adjourn the special meeting, if necessary, to solicit additional proxies in favor of approval of Rio Vista’s purchase and sale agreement with TransMontaigne and the sale of substantially all of Rio Vista’s assets to TransMontaigne.

For	Against	Abstain
1,199,978	18,856	2,281

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are incorporated by reference to previously filed reports, as noted.

Exhibit No.

10.1*   Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 12, 2005, SEC File No. 000-50394).

10.2   Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of June 4, 2005, by and between Rio Vista Energy Partners L.P. and P.M.I. Trading Limited (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.3   Purchase and Sale Agreement dated as of August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.4   Promissory note dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.5   Security agreement dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

* indicates management contract or compensatory plan or arrangement.

The following Exhibits are filed as part of this report:

Exhibit No.

3.1	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005.

3.2	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005.

10.6	Amended and Restated Consulting Agreement dated November 15, 2005 between Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RIO VISTA ENERGY PARTNERS L.P.

November 21, 2005	By:	/s/Ian T. Bothwell
Ian T. Bothwell
Chief Financial Officer (principal accounting and financial officer) of Rio Vista GP LLC, general partner of Rio Vista Energy Partners L.P.