Form 10-K
period 2005-12-31
RIO VISTA ENERGY PARTNERS LP
filed 2006-04-06
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

Indicate by check mark if the registrant is a well-known seasonal issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐   Accelerated Filer  ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐ No ☒

The aggregate market value of the voting units held by non-affiliates of the Registrant was $10,454,834 as of March 8, 2006. The last reported sale price of the Registrant's Common Units as reported on the Nasdaq National Market on March 8, 2006 was $5.50 per common unit.

The number of Common Units outstanding on March 8, 2006 was 1,910,656.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, Rio Vista has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, operations, demand, potential acquisitions, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Brownsville and Matamoros Terminal Facilities, other upgrades to Rio Vista’s facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, guarantees, LPG Asset Sale, the PMI Agreement, cash distributions, Qualified Income, Penn Octane, the Spin-Off, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as those discussed elsewhere in this Report on Form 10-K. These factors may not include all material risks facing Rio Vista.

Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.

Purchase and Sale Agreements

On August 15, 2005, Rio Vista and Penn Octane each entered into separate purchase and sale agreements (PSA’s) with TransMontaigne Product Services Inc. (“TransMontaigne”) which provide for the sale and assignment of all of their respective LPG assets and refined products assets (the “LPG Asset Sale”) including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract. The purchase price is $10.1 million for assets to be sold by Penn Octane and $17.4 million for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s.

In connection with the PSA’s, TransMontaigne loaned Rio Vista $1.3 million (the “TransMontaigne Note”) which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (the “Collateral”). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC (“RZB”) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA’s and for working capital purposes. If the LPG Asset Sales does not occur and Rio Vista does not pay the TransMontaigne Note as provided for above, Rio Vista is required to convey title to the Collateral to TransMontaigne and to lease the Collateral from TransMontaigne for $10,000 per month until such time as Rio Vista pays the $1.3 million, in addition to the lease payments, to TransMontaigne. In the event of a conveyance of the title to the Collateral, no further interest payments will be required under the TransMontaigne Note. When the $1.3 million is repaid to TransMontaigne, if ever, the lease payments will cease and title to the Collateral will be re-conveyed to Rio Vista.

The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne’s satisfactory completion of its due diligence review, including financial, business, environmental and legal, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA’s provide that any party may terminate the agreements if closing did not occur on or before October 31, 2005. None of the parties have elected to terminate the agreements and the parties continue to work towards the closing of the LPG Asset Sale.

There can be no assurance that the LPG Asset Sale will be completed according to the terms contained in the PSA’s or according to different terms or at all. Even if the LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. A continued delay of or inability to close the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (“SEC”) on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement to remove the requirement to dissolve upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

If the LPG Asset Sale is completed, Rio Vista intends to use the proceeds to fund working capital requirements and to pursue transactions intended to enhance unitholder value.

The following discusses Rio Vista’s existing business, risk factors, results of operations and liquidity and capital resources without regard to the possible LPG Asset Sale.

Item 1.  Business.

Introduction

Rio Vista Energy Partners L.P. (“Rio Vista”), a Delaware limited partnership, was formed by Penn Octane Corporation (“Penn Octane”) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (the “Assets”) to Rio Vista Operating Partnership L.P. (“RVOP”) (ii) the transfer of Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (the “Common Units”) in Rio Vista to its common stockholders (the “Spin-Off”), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (the “General Partner”), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.

As a result of the Spin-Off, Rio Vista is engaged in the purchase, transportation and sale of liquefied petroleum gas (“LPG”). Rio Vista owns and operates LPG terminal facilities in Brownsville, Texas (the “Brownsville Terminal Facility”) and in Matamoros, Tamaulipas, Mexico (the “Matamoros Terminal Facility”) and approximately 23 miles of pipelines (the “US - Mexico Pipelines”) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The primary market for Rio Vista’s LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas.

Rio Vista believes it has a competitive advantage in the supply of LPG for the northeastern region of Mexico because of Rio Vista’s pipeline and terminal facilities and its long term LPG supply agreement with Penn Octane which allow Rio Vista to bring supplies of LPG close to consumers of LPG in major cities in that region at competitive prices. Rio Vista’s primary customer for LPG is P.M.I. Trading Limited (“PMI”). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from Rio Vista is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico.

All of Rio Vista’s LPG operations are conducted through, and Rio Vista’s LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest and additional incentive distributions as provided for in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. The General Partner does not receive any management fee or other compensation in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.

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

Historically, until the date of the Spin-Off, Penn Octane sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline (the “Leased Pipeline”) which connects ExxonMobil Corporation’s (“Exxon”) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy’s La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista’s Brownsville Terminal Facility. In connection with Penn Octane’s lease agreement for the Leased Pipeline, Penn Octane has access up to 21.0 million gallons of storage located in Markham, Texas (the “Markham Storage”), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane’s long term supply agreements in effect as of December 31, 2005 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to 13.9 million gallons of LPG per month although actual quantities supplied under such agreement for the year ended December 31, 2005 averaged approximately 9.2 million gallons of LPG per month.

Rio Vista's principal executive offices are located at 820 Gessner Road, Suite 1285, Houston, Texas 77024, and its telephone number is (713) 467-8235.

Liquefied Petroleum Gas

Overview. Since the Spin-Off, the date that Rio Vista operations commenced, the primary business of Rio Vista has been the purchase, transportation and sale of LPG. Historically, up through the date of the Spin-Off, Penn Octane sold LPG primarily to PMI. Subsequent to the date of the Spin-Off, Penn Octane primarily has sold LPG to Rio Vista who in turn sells the LPG to PMI. LPG is a mixture of propane and butane principally used for residential and commercial heating and cooking. The demand for propane is also growing as a motor fuel substitute for motor gasoline.

The primary market for Rio Vista's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Mexico is one of the largest markets for LPG consumption in the world. LPG is the most widely used domestic fuel in Mexico and is a primary energy source for Mexican households.  The future need for LPG imports into Mexico is expected to continue for the following reasons: (i) Mexico’s domestic consumption of LPG exceeds current domestic production capacity, and such shortfall is expected to continue, (ii) there are limited sources of competitive LPG supply for importation into Mexico which is destined for consumption in northeastern Mexico, (iii) the Mexican government’s plans to deregulate the LPG industry could generate additional demand for the Company’s LPG supplies form distributors in northeastern Mexico, (iv) the expanding use of propane as an automotive fuel may increase the demand for LPG, and (v) the location of Mexico’s major domestic LPG production, which is in the southeastern region of Mexico, combined with the lack of pipeline infrastructure within Mexico from those production centers, result in higher distribution costs to transport the LPG to areas where consumption is heaviest including the central, northern and Pacific coast regions of Mexico.

Rio Vista competes with other LPG suppliers in the provision of LPG to customers in northeastern Mexico primarily as a result of the LPG Supply Agreement which provides Rio Vista with the economic benefits associated with Penn Octane’s Leased Pipeline and supply agreements for LPG combined with Rio Vista’s US - Mexico Pipelines and the geographic proximity of its Matamoros Terminal Facility to consumers of LPG in such major cities in Mexico such as Matamoros, Reynosa and Monterrey. The operations of the Matamoros Terminal Facility provide Rio Vista with reduced exposure to logistical inefficiencies and sales limitations of the Brownsville Terminal Facility resulting from trucking delays at the United States-Mexico border crossings or the ability of PMI to provide United States certified trucks or trailers capable of receiving LPG at the Brownsville Terminal Facility. Current alternatives for delivery of LPG exports to northeastern Mexico from the United States are by truck primarily through Eagle Pass and Hidalgo, Texas, which are northwest of Brownsville and rail and LPG delivery systems which are not within the proximity of Rio Vista’s LPG delivery system. Rio Vista believes that the Matamoros Terminal Facility provides PMI with a less costly alternative than other LPG supply centers used by PMI for the importation of LPG to the strategic areas Rio Vista serves.

Recent Trends. Since April 2004, PMI has contracted with either Penn Octane or Rio Vista (subsequent to the Spin-Off) for volumes which are significantly lower than amounts purchased by PMI in similar periods during previous years, and beginning in April 2005 margins have been significantly lower than historical levels. See Liquidity and Capital Resources - LPG Sales to PMI below. Rio Vista believes that the reduction of volume commitments and margins for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in 2006. Rio Vista is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.

During June 2004, Valero L.P. (“Valero”) began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation’s Corpus Christi, Texas and Three Rivers, Texas refineries. Valero originally contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. During July 2005, Valero announced that it had entered into a new agreement with PMI which provides for double the amount of LPG previously contracted for with PMI.

During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to Rio Vista’s strategic zone. Rio Vista is not aware of any future plans for these facilities.

During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX’s Cadereyta Refinery in Monterey, Mexico to terminal facilities operated by TransMontaigne, Inc., in Brownsville, Texas. The pipeline crosses the U.S.-Mexico border near the proximity of Rio Vista’s U.S. - Mexico Pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has agreed that it will not transport LPG through October 15, 2017.

The Brownsville Terminal Facility. Rio Vista’s Brownsville Terminal Facility occupies approximately 31 acres of land located adjacent to the Brownsville Ship Channel, a major deep-water port serving northeastern Mexico, including the city of Monterrey, and southeastern Texas. The Brownsville Terminal Facility also contains a railroad spur. Total rated storage capacity of the Brownsville Terminal Facility is approximately 675,000 gallons of LPG. The Brownsville Terminal Facility includes eleven storage tanks, five mixed product truck loading racks, two racks capable of receiving LPG delivered by truck and three railcar loading racks which permit the loading and unloading of LPG by railcar. The truck loading racks and railcar loading racks are linked to a computer-controlled loading and remote accounting system.

Rio Vista leases the land on which the Brownsville Terminal Facility is located from the Brownsville Navigation District (the “District”) under a lease agreement (the “Brownsville Lease”) that expires on November 30, 2006. Rio Vista has an option to renew for five additional five year terms. Currently, substantially all of Rio Vista’s LPG supply is received from the Leased Pipeline, which then flows through pumping and metering equipment located at the Brownsville Terminal Facility and then flows through the US - Mexico Pipelines to the Matamoros Terminal Facility for offloading to trucks. Currently LPG sold by Rio Vista to PMI which is intended to be delivered to the Matamoros Terminal Facility, may be delivered to the Brownsville Terminal Facility in the event that the Matamoros Terminal Facility temporarily cannot be used. The Brownsville Lease contains a pipeline easement to the District’s water dock facility at the Brownsville Ship Channel. The railroad loading facilities may be used by Rio Vista for sales of LPG to other customers in conjunction with Penn Octane’s desire for increased flexibility in managing its LPG supplies.

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

The US - Mexico Pipelines and Matamoros Terminal Facility. On July 26, 1999, Penn Octane was granted a permit by the United States Department of State authorizing Penn Octane to construct, maintain and operate two pipelines (the “US Pipelines”) crossing the international boundary line between the United States and Mexico (from the Brownsville Terminal Facility near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products consisting of motor gasoline and diesel fuel (the “Refined Products”). Penn Octane has requested from the U.S. State Department that this permit be transferred to Rio Vista in connection with the Spin-Off.

On July 2, 1998, Penn Octane de Mexico, S. de R.L. de C.V., formerly Penn Octane de Mexico, S.A. de C.V. (“PennMex”) (see Mexican Operations), received a permit from the Comision Reguladora de Energia (the “Mexican Energy Commission”) to build and operate one pipeline to transport LPG (the “Mexican Pipeline”) (collectively, the US Pipelines and the Mexican Pipeline are referred to as the “US - Mexico Pipelines”) from El Sabino (at the point north of the Rio Bravo) to the Matamoros Terminal Facility.

Rio Vista’s Mexican subsidiaries, PennMex, Termatsal, S. de R.L. de C.V, formerly Termatsal, S.A. de C.V. (“Termatsal”) and Rio Vista’s consolidated Mexican affiliate Tergas, S. de R.L. de C.V. formerly Tergas, S.A. de C.V. (“Tergas”), own all of the assets related to the Mexican portion of the US - Mexico Pipelines and Matamoros Terminal Facility. Tergas has been granted the permit to operate the Matamoros Terminal Facility (see Mexican Operations).

US - Mexico Pipelines. Rio Vista’s US-Mexico Pipelines consist of two parallel pipelines, one of approximately six inch diameter and the other of approximately eight inch diameter, running approximately 23 miles and connecting the Brownsville Terminal Facility to the Matamoros Terminal Facility. The capacity of the six inch pipeline and eight inch pipeline is approximately 840,000 gallons per day and 1.7 million gallons per day, respectively. Each of the pipelines can accommodate LPG or Refined Products.

The Matamoros Terminal Facility. Rio Vista's Matamoros Terminal Facility occupies approximately 35 acres of land located approximately seven miles from the United States-Mexico border and is linked to the Brownsville Terminal Facility via the US - Mexico Pipelines. The Matamoros Terminal Facility is located in an industrial zone west of the city of Matamoros, and Rio Vista believes that it is strategically positioned to be a centralized distribution center of LPG for the northeastern region of Mexico. Total rated storage capacity of the Matamoros Terminal Facility is approximately 270,000 gallons of LPG. The Matamoros Terminal Facility includes three storage tanks and ten specification product truck loading racks for LPG product. The truck loading racks are linked to a computer-controlled loading and remote accounting system and to Rio Vista’s Brownsville Terminal Facility. The Matamoros Terminal Facility receives its LPG supply directly from the US - Mexico Pipelines which connect to the Leased Pipeline at the Brownsville Terminal Facility.

Other. Penn Octane intends to upgrade its computer and information systems at a total estimated cost of approximately $350,000 expected to be completed during 2006. A portion of those costs are expected to be allocable to Rio Vista.

The Leased Pipeline. Penn Octane has a lease agreement (the “Pipeline Lease”) with Seadrift Pipeline Corporation (“Seadrift”), a subsidiary of Dow Hydrocarbons and Resources, Inc. (“Dow”), for the Leased Pipeline. As provided for in the Pipeline Lease, Penn Octane has the right to use the Leased Pipeline solely for the transportation of LPG and refined petroleum products belonging only to Penn Octane and not to any third party. In connection with the LPG Supply Agreement, Rio Vista purchases LPG from Penn Octane which is transported through the Leased Pipeline to the Brownsville Terminal Facility.

The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the “Pipeline Lease Amendment”) entered into between Penn Octane and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the “Effective Date”).

Penn Octane at its own expense, installed a mid-line pump station near Raymondville, Texas which included the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline. The Leased Pipeline’s capacity is estimated to be between 300 million and 360 million gallons per year.

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

LPG Sales to PMI. PMI and Rio Vista operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (the “PMI Agreement”). The minimum contract volumes and actual volumes sold and margins for the year ended December 31, 2005 were materially lower than historical levels. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from Rio Vista pursuant to the PMI Agreement and the actual volumes purchased for the months June 2005 through March 2006.

Month	Minimum Contract Volumes	Actual Volumes Sold
	(gallons)	(gallons)
June 2005	3,500,000	3,507,973
July 2005	3,500,000	3,514,516
August 2005	3,500,000	7,381,533
September 2005	5,700,000	10,134,546
October 2005	8,100,000	12,316,061
November 2005	11,700,000	16,143,964
December 2005	11,700,000	17,114,710
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435

The PMI Agreement has expired. Rio Vista has yet to sign an extension and/or renewal of the LPG contract with PMI. There is no assurance that the LPG contract with PMI will be extended and/or renewed, and if so, that the terms will be more or less favorable than those of the PMI Agreement. Until the terms of a new long-term contract are reached, Rio Vista expects to enter into additional monthly agreements with terms similar to the PMI Agreement.

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

Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. Rio Vista’s consolidated Mexican affiliate, Tergas, has been granted the permit to operate the Matamoros Terminal Facility and Rio Vista relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by Mr. Abelardo Mier. Rio Vista has an option to purchase Tergas for a nominal price of approximately $5,000.

Through its operations in Mexico and the operations of the Mexican Subsidiaries and Tergas, Rio Vista is subject to the tax laws of Mexico which, among other things, require that Rio Vista comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to Mexican withholding taxes.

During December 2005, Termatsal sold to Tergas all of its Matamoros Terminal Facility assets, including land, for $1.6 million. The terminal related assets were paid for through the issuance of a note from Tergas to Termatsal.

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

In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government decided to delay the implementation of Deregulation and asked Tergas to defer use of the permit and, as a result, Penn Octane did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed. To date the Mexican government has continued to delay implementation of Deregulation. Tergas’ permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government again begins to accept applications. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on Rio Vista. However, should Deregulation occur, it is Rio Vista’s intention to sell LPG directly to distributors in Mexico as well as to PMI.

The point of sale for LPG sold to PMI which flows through the US - Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States - Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

LPG Supply. Rio Vista purchases LPG from Penn Octane under the terms of the LPG Supply Agreement (see below). The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane’s agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. Below is a description of Penn Octane’s LPG supply commitments as disclosed in Penn Octane’s annual report on Form 10-K for the year ended December 31, 2005.

Penn Octane Supply Agreements. Effective October 1, 1999, Penn Octane and Exxon entered into a ten year LPG supply contract, as amended (the “Exxon Supply Contract”), whereby Exxon has agreed to supply and Penn Octane agreed to take, 100% of Exxon’s owned or controlled volume of propane and butane available at Exxon’s King Ranch Gas Plant (the “Plant”) up to 13.9 million gallons per month blended in accordance with required specifications (the “Plant Commitment”). For the year ended December 31, 2005, under the Exxon Supply Contract, Exxon has supplied an average of approximately 9.2 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (the “ECCPL”) operational in September 2000. During August 2005, the Exxon Supply Contract was amended whereby Penn Octane agreed to give up future rights to access the ECCPL in exchange for a reduction of minimum pipeline delivery volumes during the period April 1, 2005 through December 31, 2005 by 50%. Penn Octane no longer has access to the ECCPL.

Effective March 1, 2006, the Exxon Supply Contract was amended to extend through September 30, 2010.

In addition to the LPG costs charged by its suppliers, Penn Octane also incurs additional costs to deliver LPG to Penn Octane’s facilities. Furthermore, Penn Octane may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of LPG purchased under the Exxon Supply Contract and/or other monthly contracts with other LPG suppliers over actual sales volumes to PMI. Under the terms of the Exxon Supply Contract, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane’s existing letter of credit facility may not be adequate to meet the letter of credit requirements if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

In order to meet sales volumes in excess of LPG provided under the Exxon Supply Contract, Penn Octane has entered into monthly arrangements with other LPG suppliers. The costs of such LPG supplies vary but are less than amounts received under the PMI Agreement.

LPG Supply Agreement. Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane ceases to have the right to access the Leased Pipeline.

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

Under the terms of Penn Octane’s existing supply contract, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane’s existing letter of credit facility may not be adequate to meet the letter of credit requirements under agreement with its supplier due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

The LPG Supply Agreement terminates on the earlier to occur of:

•	Penn Octane ceases to have the right to access the Leased Pipeline that connects to Rio Vista’s Brownsville Terminal Facility; or

•	Rio Vista ceases to sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.

Competition. LPG production within Mexico could impact the quantity of LPG imported into Mexico (see “Recent Trends” above). Rio Vista competes with several major oil and gas companies and trucking companies and other suppliers of LPG for the delivery of LPG into Mexico. In many cases, these companies own or control their LPG supply and have significantly greater financial and human resources than Rio Vista. Rio Vista is aware of several cross border pipelines which are currently operating within Rio Vista’s strategic zone for transportation of LPG and/or refined products.

Rio Vista competes in the supply of LPG on the basis of service, price and volume. As such, LPG providers who own or control their LPG supply may have a competitive advantage over their competitors.

Pipelines generally provide a relatively low-cost alternative for the transportation of petroleum products; however, at certain times of the year, trucking companies may reduce their transportation rates charged to levels lower than those charged by Rio Vista. In addition, other suppliers of LPG may reduce their sales prices to encourage additional sales. Rio Vista believes that such reductions are limited in both duration and volume and that on an annualized basis the Leased Pipeline and the US - Mexico Pipelines provide a transportation cost advantage over Rio Vista's competitors.

Certain of Rio Vista’s U.S. LPG operations are subject to regulation by the Texas Railroad Commission, the Federal Energy Regulatory Commission and/or the United States Department of Transportation. Rio Vista believes it is in compliance with all applicable regulations. However, there can be no assurance that these laws will not change in the future, or if such a change were to occur, that the ultimate cost of compliance with such requirements and its effect on Rio Vista’s operations and business prospects would not be significant.

The Spin-Off

Intercompany Agreements

As a result of the Spin-Off, Rio Vista owns and operates the LPG distribution, transportation and marketing business previously conducted by Penn Octane. Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under the LPG Supply Agreement. Intercompany agreements between Penn Octane and Rio Vista are as follows:

LPG Supply Agreement with Penn Octane

Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements (see “LPG Supply” above).

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

General Partner Options

The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane. Penn Octane has granted options to Jerome B. Richter, former Chief Executive Officer of Penn Octane and to Shore Capital LLC (Shore Capital), an affiliate of Richard Shore, Jr., former President of Penn Octane and former Chief Executive Officer of the General Partner, to purchase 50% of its general partner interest. The options expire on July 10, 2006. Following the exercise of any of these options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

Rio Vista’s Guarantees

Debt Guarantee. Rio Vista is liable as guarantor on the RZB Credit Facility and will continue to pledge all of its assets as collateral in connection with the RZB Credit Facility and other debt of Penn Octane. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.

Tax Guarantee. Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2.5 million. However, the Internal Revenue Service (IRS) may review Penn Octane’s federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off.

Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder.

Environmental and Other Regulations

The operations of Rio Vista including its Mexico operations are subject to certain federal, state and local laws and regulations relating to the protection of the environment, and future regulations may impose additional requirements. Although Rio Vista believes that its operations are in compliance with applicable environmental laws and regulations, because the requirements imposed by environmental laws and regulations are frequently changed, Rio Vista is unable to predict with certainty the ultimate cost of compliance with such requirements and its effect on Rio Vista’s operations and business prospects.

Employees

Rio Vista has no U.S. employees. At December 31, 2005, Rio Vista’s Mexican subsidiaries and consolidated Mexican affiliate had 15 employees, including one in sales, five in administration and nine in production. The business of Rio Vista is managed by the General Partner. Penn Octane employs all persons, other than Rio Vista’s Mexican employees, including executive officers, necessary for the operation of Rio Vista's business.

Rio Vista and Penn Octane have not experienced any work stoppages and considers relations with their employees to be satisfactory.

Financial Information About Geographic Areas

Property, plant and equipment, net of accumulated depreciation, located in the U.S. and Mexico were as follows at December 31:

	2003	2004	2005

U.S.	$-	$8,499,000	$8,067,000
Mexico	-	5,745,000	5,327,000
Total	$-	$14,244,000	$13,394,000

Item 1A.  Risk Factors

Business Factors. Beginning with the expiration of the liquefied petroleum gas (“LPG”) sales contract between Penn Octane and P.M.I. Trading Limited (“PMI”) on March 31, 2004 and continuing through the contract entered into with PMI effective June 4, 2005 (the “PMI Agreement”) , Rio Vista and Penn Octane have experienced materially lower LPG sales volumes and margins that have adversely affected Rio Vista’s results of operations. Rio Vista has only one customer for LPG in Mexico, PMI. The PMI Agreement has expired. Rio Vista cannot be sure that PMI will continue to purchase LPG from Rio Vista or in quantities or at prices that are profitable. There are a limited number of suppliers of LPG that connect to Rio Vista’s pipelines and a limited supply of LPG. Rio Vista may lose its competitive advantage when Penn Octane’s Seadrift pipeline lease expires in 2013. Rio Vista may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. Rio Vista may not have sufficient cash to meet its obligations. All of Rio Vista’s assets are pledged as collateral for existing debt of Penn Octane, and Rio Vista therefore may be unable to obtain additional financing collateralized by such assets. Rio Vista is at risk of economic loss due to fixed margin contracts. If Rio Vista cannot develop sufficient capital resources for acquisitions or opportunities for expansion, Rio Vista’s growth will be limited. Future acquisitions and expansions may not be successful, may substantially increase Rio Vista’s indebtedness and contingent liabilities, and may create integration difficulties. Rio Vista‘s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted. Rio Vista’s business would also be adversely affected if the operations of Rio Vista’s customers or suppliers (including Penn Octane) were interrupted.

Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of industrial and individual consumers. Rio Vista competes with other companies in the sale or purchase of LPG as well as the transportation of these products in the U.S. and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of Rio Vista’s competitive position, particularly given the commodity nature of its products, is its ability to manage its expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products.

International Factors. Mexican economic, political and social conditions may change and adversely affect Rio Vista’s operations. Rio Vista may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring Rio Vista to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. If deregulation occurs, the results may hinder Rio Vista’s ability to negotiate acceptable contracts with distributors. Rio Vista’s contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.

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

Acquisition Factors. In additional to the factors cited above, the advancement, cost and results of particular acquisitions sought by Rio Vista, including projects which do not specifically fall within the areas of Rio Vista’s current lines of businesses will depend on: the outcome of negotiations for such projects; the ability of Rio Vista’s management to manage such businesses; the ability of Rio Vista to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

LPG Asset Sale. There can be no assurance that the LPG Asset Sale will be completed according to the terms contained in the PSA’s or according to different terms or at all. Even if the LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. A continued delay of or inability to close the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

Market Risk Factors. See “Notes to Consolidated Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in this report for discussion of the impact of market risks, inflation and other uncertainties.

Internal Control Factors. Pursuant to Section 404 of the Sarbanes Oxley Act of 2002, beginning with the year ended December 31, 2007, Rio Vista’s management is required to complete an annual evaluation of its internal control systems. In addition, Rio Vista’s independent auditors are required to provide an opinion regarding such evaluation and the adequacy of Rio Vista’s internal accounting controls. Rio Vista’s internal controls may be found to be inadequate, deficiencies or weaknesses may be discovered, and remediation may not be successful. If Rio Vista acquires an existing business, the internal control systems of the acquired business may be inadequate and may require additional strengthening.

Projections. Projections, estimates and descriptions of Rio Vista’s plans and objectives included or incorporated in Items 1, 7 and 7A of this report are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

Item 1B.  Unresolved Staff Comments.

Inapplicable.

Item 2.  Properties.

As of December 31, 2005, Rio Vista owned, leased or had access to the following facilities:

Location	Type of Facility	Approximate Size	Lease, Own or Access(2)

Brownsville, Texas	Pipeline interconnection and railcar and truck loading facilities, LPG storage facilities, on-site administrative offices	16,071 bbls of storage	Owned(1)(5)

	Land	31 acres	Leased(1)

Brownsville, Texas	Brownsville Terminal Facility building	19,200 square feet	Owned(1)(5)

Extending from Brownsville, Texas to Matamoros, Mexico	US-Mexico Pipelines, associated land rights of way	23 miles	Owned Access(6)

Matamoros, Mexico	Pipeline interconnection, LPG truck loading facilities, LPG storage facilities, on-site administration office and the land	35 acres	Owned

Brownsville, Texas	Pipeline interconnection, Refined Products storage tanks	300,000 bbls of storage	Owned(4) (5)

	Land	12 acres	Leased(4)

Houston, Texas	Rio Vista Headquarters	1,700 square feet	Leased(3)

_____________

(1)	Rio Vista's lease with respect to the Brownsville Terminal Facility expires on November 30, 2006.
(2)	Rio Vista’s assets are pledged or committed to be pledged as collateral (see notes to the consolidated financial statements).
(3)
Rio Vista's lease with respect to its headquarters’ office expired March 31, 2006. Rio Vista is currently negotiating a renewal of the lease and expects the monthly lease payments to approximate $2,700 a month.

(4)	Rio Vista’s lease with respect to the Tank Farm expires in November 30, 2006.
(5)	The facilities can be removed upon termination of the lease.
(6)	Rio Vista’s right to use land for its pipelines.

For information concerning Rio Vista's operating lease commitments, see note J to the consolidated financial statements.

Item 3.  Legal Proceedings.

Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries have been named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of the Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.

The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista’s Mexican subsidiaries. According to the lawsuits, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The operator of the tanker truck, or its insurance company, is reportedly taking claims in Mexico from victims of the accident.

Even though the accident took place in Mexico, both lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case and assets to secure a potential judgment. An ex parte temporary restraining order was sought and obtained by the plaintiffs on September 28, 2005, in order to preserve evidence and prevent any sale of assets, including Penn Octane’s and Rio Vista’s LPG Asset Sales. This order was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The temporary restraining order expired in accordance with its terms on October 19, 2005 and no further injunctive relief has been granted. On November 29, 2005, the parties entered into an agreement on the record wherein a subsidiary of Rio Vista assumed the obligation of preserving and delivering relevant evidence, and the plaintiffs dropped their request for a temporary injunction against a sale of assets. Limited discovery has been conducted to date.

The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs seek unspecified monetary damages. On December 28, 2005, Penn Octane, Rio Vista and Rio Vista’s subsidiaries filed a motion for removal of the case in the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2006, the U.S. District Court denied a motion by the plaintiffs to remand the case to state court and dismissed the case as to defendants other than Penn Octane Corporation. The court found that the plaintiffs failed to provide factual allegations sufficient to establish a possibility of recovery against Rio Vista or its subsidiaries. The plaintiffs have filed a motion for reconsideration of the court’s rulings.

Management believes the above lawsuits against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries are without merit and, based on the advice of counsel, does not anticipate either liability for damages or the issuance of a temporary injunction against a sale of Penn Octane’s or Rio Vista’s assets. Rio Vista’s insurance carrier is expected to bear the legal fees and expenses in connection with defending these cases. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations. If a court enjoined the sale of all or any portion of Penn Octane’s or Rio Vista’s assets to a third party, such an injunction could delay or prevent Penn Octane’s or Rio Vista’s LPG Asset Sale before resolution of the claims underlying the lawsuit. A lengthy delay of, or inability to close, the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In October 2005 in a case captioned Rio Vista Operating Partnership L.P. vs. J. Guajardo, Jr. Farms, Inc., the Special Commissioners appointed by the District Court of Cameron County, Texas awarded $100,000 to a land owner in connection with the acquisition of a right of way by Rio Vista. The $100,000 was deposited into the Registry of the court on November 17, 2005. Rio Vista is currently appealing the $100,000 award. Subsequently the land owner has filed an inverse condemnation action against both Rio Vista and Penn Octane seeking damages of $1.8 million. Rio Vista believes that the claim is not supported by the facts or existing law related to inverse condemnation and is without merit. The Company filed a partial summary judgment motion seeking a determination by the Court that there are no compensable damages arising from an inverse condemnation. The hearing on this motion has not been scheduled.

Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims. Rio Vista believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Rio Vista’s common units began trading on the Nasdaq National Market under the symbol “RVEP” on October 1, 2004.

The following table sets forth the reported high ask and low bid quotations of the common units for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	LOW	HIGH
Three Months Ended December 31, 2004:	$9.50	$16.75

The year ended December 31, 2005:
First Quarter	9.61	13.45
Second Quarter	3.60	17.00
Third Quarter	3.65	8.26
Fourth Quarter	4.50	8.24

On March 8, 2006, the closing bid price of the common units as reported on the Nasdaq National Market was $5.50 per common unit. On March 8, 2006, Rio Vista had 1,910,656 common units outstanding and approximately 245 holders of record of the common units.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 ($.25 per common unit for the quarters ended December 31, 2004 and March 31, 2005). The amount of the distributions represents the minimum quarterly distribution required to be made by Rio Vista pursuant to the partnership agreement.

Recent Sales of Unregistered Securities

During January 2004, in connection with $1.8 million of debt obligations of Penn Octane, Penn Octane agreed to issue an aggregate of 110,250 warrants to purchase Rio Vista common units (Rio Vista Warrants) at an exercise price of $5.00 per common unit and recorded a discount of approximately $422,000 which was reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. The Rio Vista Warrants will expire on December 15, 2006.

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

In connection with an employment agreement with Penn Octane’s former President, Richard Shore, Jr., Shore Capital LLC, an affiliate of Mr. Shore, received warrants to acquire 97,415 common units of Rio Vista with an exercise price of $8.47 per common unit. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the partnership agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

Equity Compensation Plan Information

The following table provides information concerning Rio Vista’s equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (per unit)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders (1)	383,290	$ 9.50	641,250

Total	383,290		641,250

(1)	Under the terms of the partnership agreement and applicable rules of the Nasdaq Stock Market, no approval by the unitholders of Rio Vista was required.

Item 6.  Selected Financial Data.

The following selected consolidated financial data for the period from inception, July 10, 2003, to December 31, 2003, the year ended December 31, 2004 and the year ended December 31, 2005, have been derived from the consolidated financial statements of Rio Vista. The data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Rio Vista and related notes included elsewhere herein. All information is in thousands, except per-unit data.

	For the period from inception, July 10, 2003, to December 31, 2003 (a)	Year ended December 31, 2004 (a)	Year ended December 31, 2005
Revenues	$-	$35,181	$120,892
Income (loss) from continuing operations	-	(63)	(2,161)
Net income (loss)	-	(63)	(2,161)
Income (loss) from continuing operations per common unit	-	(0.03)	(1.11)
Net income (loss) per common unit	-	(0.03)	(1.11)
Total assets	2	24,244	26,535
Long-term obligations	-	-	-

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

Purchase and Sale Agreements

On August 15, 2005, Rio Vista and Penn Octane each entered into separate purchase and sale agreements (PSA’s) with TransMontaigne Product Services Inc. (“TransMontaigne”) which provide for the sale and assignment of all of their respective LPG assets and refined products assets (the “LPG Asset Sale”) including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract. The purchase price is $10.1 million for assets to be sold by Penn Octane and $17.4 million for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s.

In connection with the PSA’s, TransMontaigne loaned Rio Vista $1.3 million (the “TransMontaigne Note”) which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (the “Collateral”). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC (“RZB”) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA’s and for working capital purposes. If the LPG Asset Sales does not occur and Rio Vista does not pay the TransMontaigne Note as provided for above, Rio Vista is required to convey title to the Collateral to TransMontaigne and to lease the Collateral from TransMontaigne for $10,000 per month until such time as Rio Vista pays the $1.3 million, in addition to the lease payments, to TransMontaigne. In the event of a conveyance of the title to the Collateral, no further interest payments will be required under the TransMontaigne Note. When the $1.3 million is repaid to TransMontaigne, if ever, the lease payments will cease and title to the Collateral will be re-conveyed to Rio Vista.

The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne’s satisfactory completion of its due diligence review, including financial, business, environmental and legal, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA’s provide that any party may terminate the agreements if closing did not occur on or before October 31, 2005. None of the parties have elected to terminate the agreements and the parties continue to work towards the closing of the LPG Asset Sale.

There can be no assurance that the LPG Asset Sale will be completed according to the terms contained in the PSA’s or according to different terms or at all. Even if the LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. A continued delay of or inability to close the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (“SEC”) on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement to remove the requirement to dissolve upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

If the LPG Asset Sale is completed, Rio Vista intends to use the proceeds to fund working capital requirements and to pursue transactions intended to enhance unitholder value.

Overview

Rio Vista Energy Partners L.P. (“Rio Vista”), a Delaware limited partnership, was formed by Penn Octane Corporation (“Penn Octane”) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (the “Assets”) to Rio Vista Operating Partnership L.P. (“RVOP”) (ii) the transfer of Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (the “Common Units”) in Rio Vista to its common stockholders (the “Spin-Off”), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (the “General Partner”), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.

As a result of the Spin-Off, Rio Vista is engaged in the purchase, transportation and sale of liquefied petroleum gas (“LPG”). Rio Vista owns and operates LPG terminal facilities in Brownsville, Texas (the “Brownsville Terminal Facility”) and in Matamoros, Tamaulipas, Mexico (the “Matamoros Terminal Facility”) and approximately 23 miles of pipelines (the “US - Mexico Pipelines”) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The primary market for Rio Vista’s LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas.

Rio Vista believes it has a competitive advantage in the supply of LPG for the northeastern region of Mexico because of Rio Vista’s pipeline and terminal facilities and its long term LPG supply agreement with Penn Octane which allow Rio Vista to bring supplies of LPG close to consumers of LPG in major cities in that region at competitive prices. Rio Vista’s primary customer for LPG is P.M.I. Trading Limited (“PMI”). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from Rio Vista is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico.

All of Rio Vista’s LPG operations are conducted through, and Rio Vista’s LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest and additional incentive distributions (see Liquidity and Capital Resources - Distributions of Available Cash) as provided for in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.

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

Historically, until the date of the Spin-Off, Penn Octane sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline (the “Leased Pipeline”) which connects ExxonMobil Corporation’s (“Exxon”) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy’s La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista’s Brownsville Terminal Facility. In connection with Penn Octane’s lease agreement for the Leased Pipeline, Penn Octane may access up to 21.0 million gallons of storage located in Markham, Texas (the “Markham Storage”), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane’s long term supply agreements in effect as of December 31, 2005 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to 13.9 million gallons of LPG per month although actual quantities supplied under such agreement for the year ended December 31, 2005 averaged approximately 9.2 million gallons of LPG per month.

LPG Sales

The following table shows Rio Vista's actual volumes sold to PMI in gallons and average sales price for LPG for the period beginning when operations commenced October 1, 2004 through December 31, 2004 and the year ended December 31, 2005, and actual sales to PMI by Penn Octane for the period prior to the commencement of Rio Vista’s operations in gallons and average sales price for LPG for the comparative period October 1, 2003 through December 31, 2003 and the year ended July 31, 2004 (Penn Octane changed its fiscal year end from July 31 to December 31, during December 2004).

	Penn Octane Period October 1, 2003 through December 31, 2003	Penn Octane Year Ended July 31, 2004	Rio Vista Period October 1, 2004 through December 31, 2004	Rio Vista Year Ended December 31, 2005
Volume Sold
LPG (millions of gallons) - PMI	56.7	197.9	37.3	119.3

Average sales price	$0.67	$0.72	$0.94	$1.01
LPG (per gallon) - PMI

Recent Trends. Since April 2004, PMI has contracted with either Penn Octane or Rio Vista (subsequent to the Spin-Off) for volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years, and beginning in April 2005 margins have been significantly lower than historic levels. See Liquidity and Capital Resources - Sales to PMI below. Rio Vista believes that the reduction of volume commitments and margins for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in 2006. Rio Vista is not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.

During June 2004, Valero L.P., (”Valero”) began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation’s Corpus Christi, Texas and Three Rivers, Texas refineries. Valero originally contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. During July 2005, Valero announced that it had entered into a new agreement with PMI which provides for double the amount of LPG previously contracted for with PMI.

During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to Rio Vista’s strategic zone. Rio Vista is not aware of any future plans for these facilities.

During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX’s Cadereyta Refinery in Monterey, Mexico to terminal facilities operated by TransMontaigne, Inc., in Brownsville, Texas. The pipeline crosses the U.S.-Mexico border near the proximity of Rio Vista’s U.S. - Mexico Pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has agreed that it will not transport LPG through October 15, 2017.

Results of Operations

Rio Vista commenced operations on October 1, 2004. The following discussion of revenues is based on a comparison of Rio Vista’s sales to PMI for the period October 1, 2004 through December 31, 2004 and the year ended December 31, 2005 to sales made to PMI by Penn Octane during the period October 1, 2003 through December 31, 2003 and the year ended July 31, 2004, respectively. Since all costs of Rio Vista are not comparative with prior period results reported by Penn Octane, no comparative discussion has been made but rather a discussion of the components comprising these costs.

Year ended December 31, 2005 compared with Penn Octane’s sales to PMI the year ended July 31, 2004.

Revenues. Revenues for the year ended December 31, 2005, were $120.9 million compared with $141.9 million for the comparative period one year earlier, a decrease of $21.2 million or 14.9%. Of this decrease, $79.5 million was attributable to decreased volumes of LPG sold to PMI during the year ended December 31, 2005, partially offset by $58.4 million attributable to increases in average sales prices of LPG sold to PMI during the year ended December 31, 2005.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2005 was $118.3 million. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Costs of goods sold also included other direct costs related to Rio Vista’s LPG operations, including costs associated with operating the Brownsville and Matamoros terminal facilities.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.9 million for the year ended December 31, 2005. These costs were comprised of indirect selling general expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees.

Other income (expense). Other income (expense) was $(737,000) for the year ended December 31, 2005 and is comprised of interest expense allocated to Rio Vista by Penn Octane in connection with the RZB Credit Facility and amortization of loan discount related to detachable warrants.

Mexican Income tax. Rio Vista incurred $35,000 of Mexican income tax expense related to its Mexican subsidiaries.

Period of operations commencing October 1, 2004 through December 31, 2004 compared with Penn Octane’s sales to PMI for the period October 1, 2003 through December 31, 2003

Revenues. Revenues for the period October 1, 2004 through December 31, 2004, were $35.2 million compared with $38.4 million for the comparative period one year earlier, a decrease of $3.2 million or 8.3%. Of this decrease, $18.3 million was attributable to decreased volumes of LPG sold to PMI during the period October 1, 2004 through December 31, 2004, partially offset by $15.1 million attributable to increases in average sales prices of LPG sold to PMI during the period October 1, 2003 through December 31, 2003.

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

Liquidity and Capital Resources

General. Rio Vista commenced operations on October 1, 2004 and only had nominal cash at the time of the Spin-Off. Rio Vista pays all of its direct costs and expenses, and Rio Vista reimburses Penn Octane for cost and expenses paid by Penn Octane on behalf of Rio Vista. As discussed below, Rio Vista sells LPG to PMI and purchases the LPG from Penn Octane. Rio Vista’s LPG Supply Agreement with Penn Octane provides that it pays Penn Octane for LPG purchased upon receipt of the proceeds from sales to PMI. Rio Vista intends to distribute any “available cash” as defined in its partnership agreement to its unitholders on a quarterly basis.

Rio Vista has a loss from operations for the year ended December 31, 2005 and has a deficit in working capital. Rio Vista is dependent on Penn Octane’s ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista’s only source of revenue is from sales of LPG to PMI and it operates under a short-term sale agreement with PMI which provides for monthly volumes which are materially less than Penn Octane’s historical monthly volumes and margins. As a result, Penn Octane’s and Rio Vista’s gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such additional reductions in gross profit. The LPG Asset Sale has not closed and the TransMontaigne note will be due on the earlier of the time of closing or 120 days following demand by TransMontaigne (see note D to the consolidated financial statements).

Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on $1.1 million of Penn Octane’s existing debt, the RZB Credit Facility and the TransMontaigne Note, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2005 contains an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane’s creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations. Rio Vista has agreed to guarantee certain of Penn Octane’s obligations to creditors and all of Rio Vista’s assets are pledged as collateral for those obligations of Penn Octane to such creditors. In addition, Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2.5 million. However, the Internal Revenue Service (the “IRS”) may review Penn Octane’s federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off. Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder. As a result of the pledge of the collateral, Rio Vista may be unable to obtain financing using these pledged assets as collateral and Rio Vista’s inability to borrow on these assets may adversely affect Rio Vista’s results of operations and ability to make distributions to its unitholders. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under Penn Octane’s revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

The following table reflects cash flows for the period from inception, July 10, 2003, to December 31, 2003 and the years ended December 31, 2004 and 2005. All information is in thousands.

	For the period from Inception, July 10, 2003,to December 31, 2003	For the year ended December 31, 2004	For the year ended December 31, 2005
Net cash provided by operating activities	$1	$4,003	$(2,388)
Net cash used in investing activities	-	(16)	-
Net cash provided by (used in) in financing activities	1	(3,976)	2,401
Net increase in cash	$2	$11	$13

The following is a discussion of the guaranteed obligations:

RZB Obligation

 Rio Vista’s LPG purchases are financed entirely by Penn Octane through its credit facility with RZB Finance, LLC (“RZB”). As of December 31, 2005, Penn Octane had a $20.0 million credit facility with RZB for demand loans and standby letters of credit (the “RZB Credit Facility”) to finance Penn Octane’s purchases of LPG and gasoline and diesel fuel (“Fuel Products”) in connection with Penn Octane’s fuel sales business. The RZB Credit Facility includes a $3.0 million limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the “District”) for the land on which Rio Vista’s Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane’s purchase of LPG under the RZB Credit Facility.

Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.00% at December 31, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.

Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10.0 million.

Mr. Richter has personally guaranteed all of Penn Octane’s payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB agreed to no longer require Mr. Richter’s personal guarantee and he no longer furnishes the guarantee.

Under the terms of the RZB Credit Facility, all cash from Rio Vista’s LPG sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Accordingly, Rio Vista only receives net proceeds from the restricted cash account when the amounts of collateral provided by Penn Octane and Rio Vista exceed all liabilities under outstanding letters of credit issued on behalf of Penn Octane, at the sole discretion of RZB. Upon the release of Rio Vista’s net proceeds from Rio Vista’s restricted cash account, Rio Vista is then required to pay any remaining amounts due Penn Octane, if any, for the supply of LPG and other allocated or direct expenses.

LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $101,000 and $290,000 for the years ended December 31, 2004 and 2005, respectively.

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

Current Maturities of Long-Term Debt

Current maturities of long-term debt of Penn Octane for which certain of Rio Vista’s assets are pledged totaled $1.6 million at December 31, 2005. The Notes were due December 15, 2005 and notes totaling $720,000 were paid in December 2005 and February 2006. Notes totaling $1.1 million have not been paid or renewed.

Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations

The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $21.2 million at December 31, 2005, based on Penn Octane’s most recently filed Annual on Form 10-K, and the amounts were as follows (in millions):
LPG and fuel products trade payables	$16.9
Total debt	$1.7
Lines of credit	$.6
Letters of credit in excess of LPG and fuel products trade payables	$2.0

Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility and certain other debt total $36.0 million at December 31, 2005 and the amounts were as follows (in millions):
Accounts receivable	$12.4
Restricted cash	$5.7
Inventory	$2.9
Property, plant and equipment, net	$15.0

Rio Vista’s assets that are included in the above amounts are as follows (in millions):
Accounts receivable	$10.9
Restricted cash	$1.9
Inventory	$.3
Property, plant and equipment, net	$13.4

The following is a summary of Rio Vista’s estimated minimum contractual obligations as of December 31, 2005.

	Payments due by Period (Amounts in Millions)
		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$1.3	$1.3	$-	$-	$-
Operating Leases	.1	.1	-	-	-
LPG Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$1.4	$1.4	$-	$-	$-

The following is a summary of Rio Vista’s estimated minimum commercial obligations as of December 31, 2005, based on Penn Octane’s most recently filed Form 10-K as of December 31, 2005.

Amount of Commitment Expiration Per Period (Amounts in Millions)
Commercial	Total Amounts	Less than	1 - 3	4 - 5	Over
Commitments	Committed	1 Year	Years	Years	5 Years

Lines of Credit	$-	$-	$-	$-	$-
Standby Letters of Credit	-	-	-	-	-
Guarantees	21.2	21.2	-	-	-
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A
Total Commercial Commitments	$21.2	$21.2	$-	$-	$-

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

Income Taxes. Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2.5 million. However, the Internal Revenue Service (the “IRS”) may review Penn Octane’s federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off.

Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder.

Partnership Tax Treatment. Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista’s Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted basis in Rio Vista.

Section 7704 of the Internal Revenue Code (the “Code”) provides that publicly traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income” (the “Qualifying Income Exception”). For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”.

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

Current law may change so as to cause Rio Vista to be taxable as a corporation for federal income tax purposes or otherwise subject Rio Vista to entity-level taxation. The partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects Rio Vista to taxation as a corporation or otherwise subjects Rio Vista to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on Rio Vista.

Litigation. Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries have been named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of the Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.

The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista’s Mexican subsidiaries. According to the lawsuits, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The operator of the tanker truck, or its insurance company, is reportedly taking claims in Mexico from victims of the accident.

Even though the accident took place in Mexico, both lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case and assets to secure a potential judgment. An ex parte temporary restraining order was sought and obtained by the plaintiffs on September 28, 2005, in order to preserve evidence and prevent any sale of assets, including Penn Octane’s and Rio Vista’s LPG Asset Sales. This order was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The temporary restraining order expired in accordance with its terms on October 19, 2005 and no further injunctive relief has been granted. On November 29, 2005, the parties entered into an agreement on the record wherein a subsidiary of Rio Vista assumed the obligation of preserving and delivering relevant evidence, and the plaintiffs dropped their request for a temporary injunction against a sale of assets. Limited discovery has been conducted to date.

The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs seek unspecified monetary damages. On December 28, 2005, Penn Octane, Rio Vista and Rio Vista’s subsidiaries filed a motion for removal of the case in the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2006, the U.S. District Court denied a motion by the plaintiffs to remand the case to state court and dismissed the case as to defendants other than Penn Octane Corporation. The court found that the plaintiffs failed to provide factual allegations sufficient to establish a possibility of recovery against Rio Vista or its subsidiaries. The plaintiffs have filed a motion for reconsideration of the court’s rulings.

Management believes the above lawsuits against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries are without merit and, based on the advice of counsel, does not anticipate either liability for damages or the issuance of a temporary injunction against a sale of Penn Octane’s or Rio Vista’s assets. Rio Vista’s insurance carrier is expected to bear the legal fees and expenses in connection with defending these cases. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations. If a court enjoined the sale of all or any portion of Penn Octane’s or Rio Vista’s assets to a third party, such an injunction could delay or prevent Penn Octane’s or Rio Vista’s LPG Asset Sale before resolution of the claims underlying the lawsuit. A lengthy delay of, or inability to close, the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In October 2005 in a case captioned Rio Vista Operating Partnership L.P. vs. J. Guajardo, Jr. Farms, Inc., the Special Commissioners appointed by the District Court of Cameron County, Texas awarded $100,000 to a land owner in connection with the acquisition of a right of way by Rio Vista. The $100,000 was deposited into the Registry of the court on November 17, 2005. Rio Vista is currently appealing the $100,000 award. Subsequently the land owner has filed an inverse condemnation action against both Rio Vista and Penn Octane seeking damages of $1.8 million. Rio Vista believes that the claim is not supported by the facts or existing law related to inverse condemnation and is without merit. The Company filed a partial summary judgment motion seeking a determination by the Court that there are no compensable damages arising from an inverse condemnation. The hearing on this motion has not been scheduled.

Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims. Rio Vista believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affects its consolidated financial results.

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

In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista agreed to pay the following fees (the “Fees”) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the PMI Agreement (see Note K to the consolidated financial statements).

Rio Vista may, in its discretion, offset the amount of any Fees due and payable to Mr. Richter against any amounts owed (whether or not then due or payable) by Mr. Richter to Rio Vista.

The term of this consulting agreement shall continue until the earlier of November 26, 2006 or termination of the agreement upon 30 days written notice to the other party.

Distributions of Available Cash. All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the partnership agreement in an amount equal at least to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner has a right to receive a distribution corresponding to its 2% general partner interest and the incentive distribution rights described below. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.

In addition to its 2% general partner interest, the General Partner is currently the holder of incentive distribution rights which entitle the holder to an increasing portion of cash distributions as described in the partnership agreement. As a result, cash distributions from Rio Vista are shared by the holders of the common units and the General Partner interest based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared a distribution for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005.

Rio Vista’s ability to make distributions will continue to be impacted if sales to PMI are not at sufficient volumes and margins, payments are required on its guarantees, expenses increase, Rio Vista is unable to obtain additional financing on its pledged assets or the LPG Asset Sale does not close. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it may lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista’s revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be unable to resume the quarterly distributions to unitholders, and Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

There can be no assurance that the LPG Asset Sale will be completed according to the terms contained in the PSA’s or according to different terms or at all. Even if the LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. A continued delay of or inability to close the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

The following is a reconciliation of Rio Vista’s consolidated net income to distributable cash flow for the three months ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Net income (loss)	$173,000	$(728,000)	$(1,074,000)	$(532,000)
Plus interest and LPG financing expense and taxes, net	119,000	179,000	234,000	239,000
Plus depreciation and amortization	205,000	205,000	216,000	227,000
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)	497,000	(344,000)	(624,000)	(66,000)
Plus other non-cash expenses	-	(24,000)	-	-
Less cash interest, LPG financing expense and taxes, net	(61,000)	(64,000)	(81,000)	(143,000)
Distributable cash flow (deficit)	436,000	(432,000)	(705,000)	(209,000)
Distributable cash flow (deficit) applicable to general partner	(9,000)	8,000	14,000	4,000
Distributable cash flow (deficit) applicable to limited partners	$427,000	$(424,000)	$(691,000)	$(205,000)

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

Sales to PMI. PMI and Rio Vista operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (the “PMI Agreement”). The minimum contract volumes and actual volumes sold and margins for the year ended December 31, 2005 were materially lower than historical levels. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from Rio Vista pursuant to the PMI Agreement and the actual volumes purchased for the months June 2005 through March 2006.

Month	Minimum Contract Volumes	Actual Volumes Sold
	(gallons)	(gallons)
June 2005	3,500,000	3,507,973
July 2005	3,500,000	3,514,516
August 2005	3,500,000	7,381,533
September 2005	5,700,000	10,134,546
October 2005	8,100,000	12,316,061
November 2005	11,700,000	16,143,964
December 2005	11,700,000	17,114,710
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435

The PMI Agreement has expired. Rio Vista has yet to sign an extension and/or renewal of the LPG contract with PMI. There is no assurance that the LPG contract with PMI will be extended and/or renewed, and if so, that the terms will be more or less favorable than those of the PMI Agreement. Until the terms of a new long-term contract are reached, Rio Vista expects to enter into additional monthly agreements with terms similar to the PMI Agreement.

Rio Vista’s management believes that PMI’s reduction of volume commitments and margins for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista’s Matamoros Terminal Facility and increased competition from U.S. suppliers. In the event the volume of LPG purchased by PMI under future month-to-month agreements declines below the current volume levels, assuming margins remain unchanged, Rio Vista may suffer material adverse consequences to its business, financial condition and results of operations to the extent that Penn Octane is unable to obtain additional favorable price reductions in connection with its LPG supply agreement. In connection with the LPG supply agreement, Penn Octane may continue to seek further price concessions from LPG suppliers. If Penn Octane is unsuccessful in lowering its LPG costs and current volumes decline and/or Rio Vista is forced to accept similar or lower prices for sales to PMI, the results of operations of Rio Vista may be adversely affected. Rio Vista may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

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

Seasonality. Rio Vista’s gross profit will be dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season and weakest during the summer season.

LPG Supply Agreement. Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane ceases to have the right to access the Leased Pipeline.

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

Under the terms of Penn Octane’s existing supply contract, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane’s existing letter of credit facility may not be adequate to meet the letter of credit requirements under agreement with its supplier due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

The LPG Supply Agreement terminates on the earlier to occur of:

•	Penn Octane ceases to have the right to access the Leased Pipeline that connects to Rio Vista’s Brownsville Terminal Facility; or

•	Rio Vista ceases to sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.

Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. Rio Vista’s consolidated Mexican affiliate, Tergas, has been granted the permit to operate the Matamoros Terminal Facility and Rio Vista relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by Mr. Abelardo Mier. Rio Vista has an option to purchase Tergas for a nominal price of approximately $5,000.

Through its operations in Mexico and the operations of the Mexican Subsidiaries and Tergas, Rio Vista subject to the tax laws of Mexico which, among other things, require that Rio Vista comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to Mexican withholding taxes.

During December 2005, Termatsal sold to Tergas all of its Matamoros Terminal Facility related assets, including land, for $1.6 million. The terminal related assets were paid for through the issuance of a note from Tergas to Termatsal.

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

In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government decided to delay the implementation of Deregulation and asked Tergas to defer use of the permit and as a result, Penn Octane did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed. To date the Mexican government has continued to delay implementation of Deregulation. Tergas’ permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government again begins to accept applications. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on Rio Vista. However, should Deregulation occur, it is Rio Vista’s intention to sell LPG directly to distributors in Mexico as well as to PMI.

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

The common units represent limited partner interests in Rio Vista. The holders of common units are entitled to participate in Rio Vista’s distributions and exercise the rights or privileges available to limited partners under the partnership agreement. The holders of common units have only limited voting rights on matters affecting Rio Vista. Holders of common units have no right to elect the General Partner or its managers on an annual or other continuing basis. Penn Octane elects the managers of the General Partner. Although the General Partner has a fiduciary duty to manage Rio Vista in a manner beneficial to Rio Vista and its unitholders, the managers of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Penn Octane and its stockholders. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding common units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes.

In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista’s operations, as well as other provisions limiting the holders of common units ability to influence the manner or direction of management.

General Partner Interest

The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane. Penn Octane has granted options to Jerome B. Richter, former Chief Executive Officer of Penn Octane, and to Shore Capital, LLC (“Shore Capital”) an affiliate of Richard Shore, Jr., former President of Penn Octane and former Chief Executive Officer of the General Partner to purchase 50% of its general partner interest. The options expire on July 10, 2006. Following the exercise of any of these options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

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

In connection with an employment agreement with Penn Octane’s former President, Richard Shore, Jr., Shore Capital LLC, an affiliate of Mr. Shore, received warrants to acquire 97,415 common units of Rio Vista with an exercise price of $8.47 per common unit. On October 1, 2004, Rio Vista recorded approximately $344,000 of compensation cost related to these warrants. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

During January 2004, in connection with $1.8 million of debt obligations of Penn Octane, Penn Octane agreed to issue an aggregate of 110,250 warrants to purchase Rio Vista common units (“Rio Vista Warrants”) at an exercise price of $5.00 per common unit and recorded a discount of approximately $422,000 which was reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. The Rio Vista Warrants will expire on December 15, 2006.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005.

On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. In addition, the board of managers may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the partnership agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

Intercompany Agreements

As a result of the Spin-Off, Rio Vista owns and operates the LPG distribution, transportation and marketing business previously conducted by Penn Octane. Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under the LPG Supply Agreement. Intercompany agreements between Penn Octane and Rio Vista are as follows:

LPG Supply Agreement with Penn Octane. Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements (see LPG Supply Agreement above).

Omnibus Agreement. In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Penn Octane.

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

Realization of Assets.  The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista has a loss from operations for the year ended December 31, 2005 and has a deficit in working capital. Rio Vista is dependent on Penn Octane’s ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista’s only source of revenue is from sales of LPG to PMI and it operates under a short-term sale agreement with PMI which provides for monthly volumes which are materially less than Penn Octane’s historical monthly volumes and margins. As a result, Penn Octane’s and Rio Vista’s gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such additional reductions in gross profit. The LPG Asset Sale has not closed and the TransMontaigne Note may be due on the earlier of the time of closing or 120 days following demand by TransMontaigne (see note D to the consolidated financial statements).

The PMI Agreement expired on March 31, 2006 and has not yet been renewed or extended. Rio Vista expects its gross profit from operations for the period January 1, 2006 through March 31, 2006, based on the minimum volumes and the margins provided for in the PMI Agreement, to provide sufficient cash flow for Rio Vista to pay its normal operating expenses through March 31, 2006. However, cash flow may not be sufficient to allow Rio Vista to pay the TransMontaigne Note, to pay costs of maintenance and repairs and professional fees related to the LPG Asset Sale and/or to pay arrearages in distributions or make future distributions to Rio Vista’s unitholders. Subsequent to March 31, 2006, Rio Vista’s gross profits on sales may be insufficient to pay its operating expenses if (i) the LPG Asset Sale has not closed (ii) Rio Vista cannot sell LPG to PMI or other customers at adequate margins and volumes and/or (iii) Rio Vista cannot sufficiently reduce its other expenses.

Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on $1.1 million of Penn Octane’s existing debt, the RZB Credit Facility and the TransMontaigne Note, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2005 contains an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane’s creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon closing the LPG Asset Sale, or if the LPG Asset Sales does not close, upon the ability of Penn Octane to continue as a going concern and the continued sale of LPG to PMI at adequate volumes and margins to provide sufficient cash flow to pay Rio Vista’s expenses, the TransMontaigne Note and guarantees of Penn Octane’s obligations assuming Penn Octane’s inability to pay such obligations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.

To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to close the LPG Asset Sale. Since the LPG Asset Sale has not closed, management has continued to negotiate with PMI for the continued sale of LPG at adequate volumes and margins. In the event the LPG Asset Sale is not closed, management may also continue to attempt to sell its LPG assets.

Impact of Inflation

Inflation in the United States and Mexico has been relatively low in recent years and did not have a material impact on the consolidated financial statements of Rio Vista. However, inflation remains a factor in the United States and Mexican economies and could increase Rio Vista’s cost to acquire or replace property, plant and equipment as well as our labor and supply costs.

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

Recently Issued Financial Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for Rio Vista beginning January 1, 2006. Rio Vista currently accounts for stock options issued to employees under APB 25.

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

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (the “SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Rio Vista has determined that SFAS 154 will not have a material impact on their consolidated results of operations, financial position or cash flows.

In February 2006, the FASB issued FASB Staff Position 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. FSP 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. Since Rio Vista does not currently issue stock awards that allow for cash settlement, the adoption of FSP 123(R)-4 is not expected to have a significant effect on its reported financial position.

In March 2005, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment. SAB No. 107 provides implementation guidance for SFAS No. 123R and specifies the interaction between SFAS No. 123R and certain SEC rules and regulations.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset. Rio Vista has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on its 2005 consolidated financial statements, and Rio Vista does not expect this pronouncement to have a significant effect on its future reported financial position or earnings.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

Critical Accounting Policies

The consolidated financial statements of Rio Vista reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to those consolidated financial statements, “Summary of Significant Accounting Policies”. Rio Vista believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.

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

Rio Vista generally does not maintain quantities of LPG inventory in excess of quantities actually ordered by PMI or other customers. Therefore, Rio Vista has not currently entered into and does not currently expect to enter into any arrangements in the future to mitigate the impact of commodity price risk.

Rio Vista has debt at variable interest rates (see note D to the consolidated financial statements). Trade accounts receivable from PMI and Rio Vista’s trade and other accounts payable do not bear interest. Penn Octane’s credit facility with RZB for which Rio Vista is responsible for some of the costs does not bear interest since generally no cash advances are made to Rio Vista or Penn Octane by RZB. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in Penn Octane’s agreement with RZB. Therefore, Rio Vista currently has limited, if any, interest rate risk.

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

We have audited the accompanying consolidated balance sheets of Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) as of December 31, 2004 and 2005, and the related consolidated statements of operations, Partners’ Capital, and cash flows for the period from inception, July 10, 2003, to December 31, 2003 and the years ended December 31, 2004 and 2005. These financial statements are the responsibility of Rio Vista's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rio Vista as of December 31, 2004 and 2005, and the consolidated results of their operations and their consolidated cash flows for the period from inception, July 10, 2003, to December 31, 2003 and the years ended December 31, 2004 and 2005 in conformity with United States generally accepted accounting principles.

We have also audited Schedule II of Rio Vista for the period from inception, July 10, 2003, to December 31, 2003 and the years ended December 31, 2004 and 2005. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Rio Vista will continue as a going concern. As discussed in note N to the consolidated financial statements, conditions exist which raise substantial doubt about Rio Vista’s ability to continue as a going concern including 1) Rio Vista’s dependence on Penn Octane to continue as a going concern and 2) continued sales to PMI at acceptable volumes and margins to provide sufficient cash flow to pay Rio Vista’s expenses, the TransMontaigne Note and guarantees of Penn Octane’s obligations assuming Penn Octane’s inability to pay such obligations. Management’s plans in regard to these matters are also described in note N. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.

/s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
February 13, 2006

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

ASSETS

	2004	2005
Current Assets
Cash	$13,000	$26,000
Restricted cash	3,983,000	1,907,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2004 and 2005)	5,785,000	10,926,000
Inventories	198,000	262,000
Prepaid expenses and other current assets	9,000	5,000
Total current assets	9,988,000	13,126,000
Property, plant and equipment - net	14,244,000	13,394,000
Other non-current assets	12,000	15,000
Total assets	$24,244,000	$26,535,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

December 31,

LIABILITIES AND PARTNERS’ CAPITAL

	2004	2005
Current Liabilities
Note payable	$-	$1,300,000
Due to Penn Octane Corporation, net	8,632,000	11,582,000
Accounts payable	290,000	670,000
Mexican taxes payable	27,000	22,000
Accrued liabilities	382,000	762,000
Total current liabilities	9,331,000	14,336,000
Commitments and contingencies	-	-
Partners’ Capital
Common units	14,615,000	11,955,000
General partner’s equity	298,000	244,000
Total Partners’ Capital	14,913,000	12,199,000
Total liabilities and Partners’ Capital	$24,244,000	$26,535,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the period from inception, July 10, 2003, to December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Revenues	$-	$35,181,000	$120,892,000
Cost of goods sold	-	33,788,000	118,338,000

Gross profit	-	1,393,000	2,554,000
Selling, general and administrative expenses
Legal and professional fees	-	160,000	1,360,000
Salaries and payroll related expenses	-	724,000	1,153,000
Other	-	449,000	1,430,000
	-	1,333,000	3,943,000
Operating income (loss)	-	60,000	(1,389,000)
Other income (expense)
Interest and LPG financing expense	-	(101,000)	(737,000)
Loss before taxes	-	(41,000)	(2,126,000)
Provision for Mexican income taxes	-	22,000	35,000
Net loss	$-	$(63,000)	$(2,161,000)

Net loss allocable to the partners	$-	$(63,000)	$(2,161,000)
Less general partner’s interest in net loss	-	(1,000)	(43,000)
Net loss allocable to the common units	$-	$(62,000)	$(2,118,000)

Net loss per common unit	$-	$(0.03)	$(1.11)
Net loss per common unit assuming dilution	$-	$(0.03)	$(1.11)
Weighted average common units outstanding	-	1,910,656	1,910,656

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Common Units
	Units	Amount	General Partner	Total Partners’ Capital

Balance as of July 10, 2003 (inception)	-	$-	$-	$-
Net income	-	-	-	-
Cash distributions to partners	-	-	-	-
Initial capitalization	-	1,000	-	1,000

Balance as of December 31, 2003	-	1,000	-	1,000
Contribution of assets by Penn Octane Corporation	-	14,339,000	292,000	14,631,000
Spin-Off	1,910,656	-	-	-
Net loss	-	(62,000)	(1,000)	(63,000)
Cash distribution to partners	-	-	-	-
Grant of warrants	-	337,000	7,000	344,000

Balance as of December 31, 2004	1,910,656	14,615,000	298,000	14,913,000

Net loss	-	(2,118,000)	(43,000)	(2,161,000)
Cash distribution to partners	-	(955,000)	(20,000)	(975,000)
Loan discount on Penn Octane Corporation’s debt related to detachable warrants	-	413,000	9,000	422,000

Balance as of December 31, 2005	1,910,656	11,955,000	244,000	12,199,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the period from inception, July 10, 2003, to December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Cash flows from operating activities:
Net loss	$-	$(63,000)	$(2,161,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	178,000	857,000
Unit-based compensation		344,000	-
Amortization of loan discount related to detachable warrants	-	-	422,000
Gain on sale of asset	-	-	(24,000)
Changes in current assets and liabilities:
Trade accounts receivable	-	(5,753,000)	(5,141,000)
Inventories	-	(3,000)	(50,000)
Prepaid and other current assets	-	(9,000)	4,000
Trade accounts payable	-	269,000	380,000
Due to Penn Octane Corporation, net	-	8,720,000	2,950,000
Accrued liabilities	1,000	293,000	380,000
Mexican taxes payable	-	27,000	(5,000)
Net cash provided by operating activities	1,000	4,003,000	(2,388,000)
Cash flows from investing activities:
Capital expenditures	-	(16,000)	(172,000)
Proceeds from the sale of land	-	-	175,000
Other non-current assets	-	-	(3,000)
Net cash (used in) provided by investing activities	-	(16,000)	-
Cash flows from financing activities:
(Increase) decrease in restricted cash	-	(3,983,000)	2,076,000
Initial capitalization	1,000	-	-
Cash received from the Mexican subsidiaries upon transfer of the assets	-	7,000	-
Cash distributions to partners	-	-	(975,000)
Issuance of TransMontaigne Note	-	-	1,300,000
Net cash provided by (used) in financing activities	1,000	(3,976,000)	2,401,000
Net increase in cash	2,000	11,000	13,000
Cash at beginning of period	-	2,000	13,000
Cash at end of period	$2,000	$13,000	$26,000
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-
Mexican taxes	$-	$-	$39,000
Supplemental disclosures of noncash transactions:
Assets transferred in connection with the Spin-Off	$-	$14,624,000	$-
Units and warrants issued and other	$-	$-	$422,000
Transfer of line fill to inventory and property, plant and equipment, net	$-	$-	$(22,000)

The accompanying notes are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (Assets) to Rio Vista Operating Partnership L.P. (RVOP) (ii) the transfer of Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.

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

All of Rio Vista’s LPG operations are conducted through, and Rio Vista’s LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest and additional incentive distributions as provided for in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.

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

Historically, until the date of the Spin-Off, Penn Octane sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation’s (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy’s La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista’s Brownsville Terminal Facility. In connection with Penn Octane’s lease agreement for the Leased Pipeline, Penn Octane has access up to 21,000,000 gallons of storage located in Markham, Texas (Markham Storage), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane’s long term supply agreement in effect as of December 31, 2005 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to 13,900,000 gallons of LPG per month although actual quantities supplied under such agreement for the year ended December 31, 2005 averaged approximately 9,200,000 gallons of LPG per month.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

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

2.  Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. After being placed into service, assets are depreciated and amortized using the straight-line method over their estimated useful lives as follows:

LPG terminals, building and leasehold improvements (a)	8 to 19 years
Automobiles	3-5 years
Furniture, fixtures and equipment	3-5 years
Pipelines	30 years

(a)	Brownsville Terminal related assets are depreciated over their estimated useful lives, not to exceed the term of Penn Octane’s pipeline lease.

Maintenance and repair costs are charged to expense as incurred.

In August 2001 Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121) “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. SFAS 144 requires Rio Vista to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2.  Property, Plant and Equipment - Continued

carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations.

3.  Income Taxes

Rio Vista is a public limited partnership and is not subject to federal or state income taxes.

Rio Vista’s Mexican subsidiaries account for deferred taxes in accordance with SFAS 109, “Accounting for Income Taxes”. Under the liability method specified therein, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and Mexican tax return purposes are reserves for various expenses.

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

4.  Income (Loss) Per Common Unit

Income (loss) per common unit is computed on the weighted average number of common units outstanding in accordance with SFAS 128, “Earnings Per Share”. During periods in which Rio Vista incurs losses, giving effect to common unit equivalents is not presented as it would be antidilutive.

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

7.  Fair Value of Financial Instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of Rio Vista. The carrying amounts of cash and cash equivalents, current receivables and payables approximate fair value because of the short-term nature of these instruments.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

8.  Unit-Based Compensation

SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation” and “Accounting for Stock-Based Compensation—Transition and Disclosure”, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.

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

Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, Rio Vista’s pro forma net income (loss), and net income (loss) per common unit would have been as follows for the years ended December 31,:

	2003	2004	2005
Net loss as reported	$-	$(63,000)	$(2,161,000)
Add: Unit-based employee compensation expense included in reported net loss	-	344,000	-
Less: Total unit-based employee compensation expense determined under fair value based method for all awards	-	(311,000)	(320,000)
Net loss pro forma	-	(30,000)	(2,481,000)
Net loss allocable to the common units pro forma	-	(29,000)	(2,431,000)
Net loss per common unit, as reported	-	(.03)	(1.11)
Net loss per common unit, pro forma	-	(.02)	(1.27)
Net loss per common unit assuming dilution, as reported	-	(.03)	(1.11)

Net loss per common unit assuming dilution, pro forma	-	(.02)	(1.27)

The following assumptions were used for grants of warrants to employees in the year ended December 31, 2004, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 8.3%; expected volatility of 36.9%; risk free interest rate of 3.09%; and expected life of 1.71 years.

The following assumptions were used for grants of warrants to employees in the year ended December 31, 2005, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 7.7%; expected volatility of 48.4%; risk free interest rate of 3.47%; and expected life of 3 years.

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

8.  Unit-Based Compensation - Continued

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. Rio Vista is evaluating the requirements of SFAS No. 123R and SAB No. 107 and expects that the adoption of SFAS NO. 123R on January 1, 2006 will not have material adverse effect on its financial position, results of operation and cash flows.

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

10.  Foreign Currency Translation

Rio Vista follows FASB No. 52 “Foreign Currency Translation” in consolidation of the Rio Vista’s Mexican subsidiaries, whose functional currency is the US dollar. Non monetary balance sheet items and related revenue and expense are remeasured using historical rates. Monetary balance sheet items and related revenue and expense are remeasured using exchange rates in effect at the balance sheet dates.

11.  Financial Instruments

Rio Vista has adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or partner’s capital (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designed after June 30, 2003. At December 31, 2004 and 2005 Rio Vista had no derivative financial instruments.

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

14.  Consolidation of Variable Interest Entities

During 2004, Rio Vista adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Entities” (FIN 46), which was amended by FIN 46R. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities (VIE) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. FIN 46R requires the beneficiary of a VIE to consolidate in its financial statements the assets, liabilities and results of operations of the VIE. Tergas, an affiliate of Rio Vista, is a VIE and therefore, its assets, liabilities and results of operations have been included in the accompanying consolidated financial statements of Rio Vista.

15.  Guarantees

In November 2002, the Financial Accounting Standards board issued Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation requires guarantors to disclose certain information about guarantees of indebtedness of others (see note J). In addition, under certain circumstances, those guarantees may result in such debts being recorded in the guarantor’s financial statements.

NOTE C - INCOME (LOSS) PER COMMON UNIT

The following tables present reconciliations from income (loss) per common unit to income (loss) per common unit assuming dilution (see note I for the warrants):

	For the year ended December 31, 2004
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) available to the common units	$(62,000)

Basic EPS
Net income (loss) available to the common units	(62,000)	1,910,656	$(0.03)

Effect of Dilutive Securities
Warrants	-	-

Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

	For the year ended December 31, 2005
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) available to the common units	$(2,118,000)

Basic EPS
Net income (loss) available to the common units	(2,118,000)	1,910,656	$(1.11)

Effect of Dilutive Securities
Warrants	-	-

Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PURCHASE AND SALE AGREEMENT

On August 15, 2005, Rio Vista and Penn Octane each entered into separate purchase and sale agreements (PSA’s) with TransMontaigne Product Services Inc. (TransMontaigne) which provide for the sale and assignment of all of their respective LPG assets and refined products assets (LPG Asset Sale) including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract. The purchase price is $10,100,000 for assets to be sold by Penn Octane and $17,400,000 for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s.

In connection with the PSA’s, TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note) which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC (RZB) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA’s and for working capital purposes. If the LPG Asset Sales does not occur and Rio Vista does not pay the TransMontaigne Note as provided for above, Rio Vista is required to convey title to the Collateral to TransMontaigne and to lease the Collateral from TransMontaigne for $10,000 per month until such time as Rio Vista pays the $1,300,000, in addition to the lease payments, to TransMontaigne. In the event of a conveyance of the title to the Collateral, no further interest payments will be required under the TransMontaigne Note. When the $1,300,000 is repaid to TransMontaigne, if ever, the lease payments will cease and title to the Collateral will be re-conveyed to Rio Vista.

The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne’s satisfactory completion of its due diligence review, including financial, business, environmental and legal, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA’s provide that any party may terminate the agreements if closing did not occur on or before October 31, 2005. None of the parties have elected to terminate the agreements and the parties continue to work towards the closing of the LPG Asset Sale.

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (SEC) on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement to remove the requirement to dissolve upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

The following unaudited pro forma consolidated financial information (Pro Forma Statements) for Rio Vista gives effect to the LPG Asset Sale. The unaudited pro forma consolidated balance sheet assumes that the LPG Asset Sale was consummated on December 31, 2005. The unaudited pro forma consolidated statement of operations for the year ended December 31, 2005 assumes that the LPG Asset Sale was consummated as of January 1, 2005.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

The Pro Forma Statements are based on the available information and contain certain assumptions that Rio Vista deems appropriate. The Pro Forma Statements do not purport to be indicative of the financial position of Rio Vista had the transaction referred to above occurred on the dates indicated, nor are the Pro Forma Statements necessarily indicative of the future financial position of Rio Vista. The Pro Forma Statements should be read in conjunction with the consolidated financial statements and notes thereto included herein.

Rio Vista Energy Partners L.P. and Subsidiaries
PRO FORMA CONSOLIDATED BALANCE SHEET
(Unaudited)

	As Reported December 31, 2005	Pro Forma Adjustments		Pro Forma December 31, 2005

ASSETS
Current Assets
Cash	$26,000	$17,400,000	(1)	$15,822,000
		(1,326,000)	(1)
		(278,000)	(1)
Restricted cash	1,907,000			1,907,000
Trade accounts receivable	10,926,000			10,926,000
Inventories	262,000	(262,000)	(1)	—
Prepaid expenses and other current assets	5,000			5,000

Total current assets	13,126,000	15,534,000		28,660,000
Property, plant and equipment — net	13,394,000	(13,394,000)	(1)	—-
Other non-current assets	15,000	—		15,000

Total assets	$26,535,000	$2,140,000		$28,675,000

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Note Payable	$1,300,000	$(1,300,000)	(1)	$—
Due to Penn Octane Corporation, net	11,582,000	345,000	(4)	11,927,000
Mexican taxes payable	22,000	—		22,000
Accounts payable	670,000	—		670,000
Accrued liabilities	762,000	(278,000)	(1)	616,000
		(26,000)	(1)
		158,000	(3)

Total current liabilities	14,336,000	(1,101,000)		13,235,000
Partners’ Capital	12,199,000	3,744,000	(1)	15,440,000
		(158,000)	(3)
		(345,000)	(4)

Total partners’ capital	12,199,000	3,241,000		15,440,000

Total liabilities and partners’ capital	$26,535,000	$2,140,000		$28,675,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Rio Vista Energy Partners L.P. and Subsidiaries
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	As Reported December 31, 2005	Pro Forma Adjustments		Pro Forma December 31, 2005

Revenues	$120,892,000	$(120,892,000)	(2)	$-

Cost of Goods Sold	118,338,000	(118,338,000)	(2)	-

Gross Profit	2,554,000	(2,554,000)		-

Selling, general and administrative expenses
Legal and professional fees	1,360,000	(456,000)	(2)	904,000
Salaries and payroll related expenses	1,153,000	(120,000)	(2)	1,033,000
Other	1,430,000	(245,000)	(2)	1,185,000
	3,943,000	(821,000)		3,122,000

Operating income (loss)	(1,389,000)	(1,733,000)		(3,122,000)

Other income (expense)
Interest and LPG financing expense	(737,000)	737,000	(2)	-
Gain on LPG Asset Sale	-	3,744,000	(1)	3,241,000
		(158,000)	(3)
		(345,000)	(4)
Income (loss) before taxes	(2,126,000)	2,245,000		119,000

Provision for Mexican income taxes	(35,000)	35,000	(2)	-

Net income (loss)	$(2,161,000)	$2,280,000		$119,000

Net income (loss) allocable to the partners	$(2,161,000)	$2,280,000		$119,000

Less general partner’s interest in net income (loss)	(43,000)	46,000		3,000

Net income (loss) allocable to the common units	$(2,118,000)	$2,234,000		$116,000

Net income (loss) per common unit	$(1.11)			$0.06

Net income (loss) per common unit assuming dilution	$(1.11)			$0.06

Weighted average common units outstanding	1,910,656			1,910,656

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Rio Vista Energy Partners L.P. and Subsidiaries
Notes to Pro Forma Consolidated Financial Information
December 31, 2005
(Unaudited)

(1)
To reflect the LPG Asset Sale, including net proceeds received, the payment by Rio Vista of the Mexican subsidiaries net working capital deficit estimated at $278,000, the payment of the TransMontaigne Note including accrued interest and the resulting gain. This amount does not assume any reductions to the purchase price other than in connection with the Mexican subsidiaries net working capital deficit as provided for in the PSA’s. (See adjustments 3 and 4 below which are related to the sale).

(2)	To eliminate revenues and expenses related to the LPG operations.

(3)	To accrue for estimated expenses associated with the LPG Asset Sale.

(4)	To accrue fee to Jerome B. Richter on the LPG Asset Sale (see note J).

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2004	December 31, 2005
Brownsville Terminal Facility
Building	$173,000	$173,000
Terminal facilities	3,631,000	3,631,000
Tank Farm	374,000	374,000
Leasehold improvements	319,000	319,000
Equipment	226,000	226,000
Truck	26,000	26,000
	4,749,000	4,749,000
US - Mexico Pipelines and Matamoros Terminal Facility: (a)

U.S. Pipelines and Rights of Way	6,775,000	6,915,000
Mexico Pipelines and Rights of Way	993,000	993,000
Matamoros Terminal Facility	5,876,000	5,876,000
Land	856,000	705,000
	14,500,000	14,489,000
Total	19,249,000	19,238,000

Less: accumulated depreciation and amortization	(5,005,000)	(5,844,000)

	$14,244,000	$13,394,000

(a)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.

Depreciation expense of property, plant and equipment totaled $0, $178,000 and $857,000 for the period from inception, July 10, 2003 to December 31, 2003, the year ended December 31, 2004 and the year ended December 31, 2005, respectively.

Property, plant and equipment, net of accumulated depreciation, includes $5,745,000 and $5,327,000 of costs, located in Mexico at December 31, 2004 and 2005, respectively.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - INVENTORIES

Inventories consist of the following:

	December 31, 2004		December 31, 2005
	Gallons	Cost	Gallons	Cost
LPG:
Brownsville Terminal Facility and Matamoros Terminal Facility	239,000	$198,000	239,000	$262,000

NOTE G - INCOME TAXES

The tax effects of Mexican income tax temporary differences and carryforwards that give rise to Mexican deferred tax assets and liabilities were as follows at December 31,:

	2004		2005
	Assets	Liabilities	Assets	Liabilities

Accrued expenses	$9,000	$-	$5,000	$-
Net operating loss carryforward	14,000	-	4,000	-
	23,000	-	9,000	-

Less: valuation allowance	23,000	-	9,000	-
	$-	$-	$-	$-

Rio Vista’s Mexican subsidiaries incur income tax expense in Mexico on their taxable income. Mexican income tax expense for the years ended December 31, 2004 and December 31, 2005 was approximately $22,000 and $35,000, respectively. No deferred Mexican income tax expense was recorded for the year ended December 31, 2005.

Management believes that the valuation allowance reflected above is appropriate because of the uncertainty that sufficient taxable income will be generated in future taxable years by Rio Vista’s Mexican subsidiaries to absorb the entire amount of such net operating losses.

At December 31, 2005, the approximate amount of net operating loss carryforwards and expiration dates for Mexican income tax purposes were as follows:

Year ending December 31,	Tax Loss Carryforward

2012	$41,000
$41,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INCOME TAXES - Continued

Rio Vista is taxed as a Partnership under Code Section 701 of the Internal Revenue Code. All of Rio Vista’s income is taxed at the partner level, therefore, Rio Vista has no U.S. income tax expense or liability. The Partnership’s significant basis differences between the tax bases and the financial statement bases of the Company’s asset and liabilities are the cost basis and depreciation differences of the Company’s depreciable assets and deferred interest costs on unexercised warrants. The net reversal of cost basis and depreciation differences vary considerably from limited partner to limited partner due to allocations under Section 734 and 743 of the Internal Revenue Code. The deferred interest cost for tax purposes is $1,408,000. Interest expense may or may not be recognized for tax purposes depending on the exercise of related warrants prior to their expiration.

NOTE H - PARTNERS’ CAPITAL

Common Units

In connection with the Spin-Off on September 30, 2004, Rio Vista issued 1,910,656 common units to the holders of Penn Octane common stock.

The common units represent limited partner interests in Rio Vista. The holders of common units are entitled to participate in Rio Vista’s distributions and exercise the rights or privileges available to limited partners under the partnership agreement. The holders of common units have only limited voting rights on matters affecting Rio Vista. Holders of common units have no right to elect the General Partner or its managers on an annual or other continuing basis. Penn Octane elects the managers of the General Partner. Although the General Partner has a fiduciary duty to manage Rio Vista in a manner beneficial to Rio Vista and its unitholders, the managers of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Penn Octane and its stockholders. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding common units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes.

In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista’s operations, as well as other provisions limiting the holders of common units ability to influence the manner or direction of management.

General Partner Interest

The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane. Penn Octane has granted options to Jerome B. Richter, former Chief Executive Officer of Penn Octane and to Shore Capital LLC (Shore Capital), an affiliate of Richard Shore, Jr., former President of Penn Octane and former Chief Executive Officer of the General Partner, to purchase 50% of its general partner interest. The options expire on July 10, 2006. Following the exercise of any of these options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loan discount on Penn Octane Corporation’s Debt Related to Detachable Warrants

During January 2004, in connection with $1,805,000 of debt obligations of Penn Octane, Penn Octane agreed to issue an aggregate of 110,250 warrants to purchase Rio Vista common units (Rio Vista Warrants) at an exercise price of $5.00 per common unit and recorded a discount of approximately $422,000 which was reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. The Rio Vista Warrants will expire on December 15, 2006.

Equity Incentive Plan

On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the partnership agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - PARTNERS’ CAPITAL - Continued

Equity Incentive Plan - Continued

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

Distributions of Available Cash

All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner has a right to receive a distribution corresponding to its 2% general partner interest and the incentive distribution rights described below. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.

In addition to its 2% general partner interest, the General Partner is currently the holder of incentive rights which entitled the holder to an increasing portion of cash distributions as described in the partnership agreement. As a result, cash distributions from Rio Vista are shared by the holders of the common units and the General Partner interest based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared a distribution for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - UNIT WARRANTS

SFAS 148 and 123 Disclosures

For warrants granted to non-employees, Rio Vista applies the provisions of SFAS 123 to determine the fair value of the warrants issued. Costs associated with warrants granted to non-employees for the years ended December 31, 2004 and December 31, 2005 totaled $0, respectively. Warrants granted to non-employees simultaneously with the issuance of debt are accounted for based on the guidance provided by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

A summary of the status of Rio Vista’s warrants as of the years ended December 31, 2004 and 2005, and changes during the years ending on these dates is presented below:

	2004		2005
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	-	$-	215,540	$16.18

Conversion of warrants at the Spin-Off	317,813	22.56
Granted	97,415	8.47	219,000	8.73
Exercised	-	-	-	-
Expired	(199,688)	22.57	(51,250)	34.30
Outstanding at end of year	215,540	16.18	383,290	9.50
Warrants exercisable at end of year	214,084		380,494

The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the years ended December 31, 2004 and 2005, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

	2004		2005
	For warrants granted		For warrants granted
Exercise price compared to market price on grant date	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price

Equals market price	$-	$-	$-	$-
Exceeds market price	-	-	-	-
Less than market price	3.18	8.47	3.42	8.73

The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 2004, dividend yield of 8.3%; expected volatility of 36.9%; risk-free interest rate of 3.09%; and expected life of 1.71 years.

The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 2005, dividend yield of 10% and 7.7%; expected volatility of 44.1% and 48.4%; risk-free interest rate of 3.25% and 3.47%; and expected life of 1.91 and 3 years.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - UNIT WARRANTS - Continued

SFAS 148 and 123 Disclosures - Continued

The following table summarizes information about the warrants outstanding at December 31, 2005:

	Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining ContractualLife		Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price

$5.00 to $9.79	210,165	0.80	years	$6.67	210,165	$6.67

$11.46 to $18.48	169,375	1.82		12.78	166,579	12.78

$20.14 to $20.42	3,750	0.60		20.33	3,750	20.33

	383,290	1.25		$9.50	380,494	$9.48

NOTE J - COMMITMENTS AND CONTINGENCIES

Litigation

Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries have been named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of the Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.

The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista’s Mexican subsidiaries. According to the lawsuits, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The operator of the tanker truck, or its insurance company, is reportedly taking claims in Mexico from victims of the accident.

Even though the accident took place in Mexico, both lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case and assets to secure a potential judgment. An ex parte temporary restraining order was sought and obtained by the plaintiffs on September 28, 2005, in order to preserve evidence and prevent any sale of assets, including Penn Octane’s and Rio Vista’s LPG Asset Sales. This order was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The temporary restraining order expired in accordance with its terms on October 19, 2005 and no further injunctive relief has been granted. On November 29, 2005, the parties entered into an agreement on the record wherein a subsidiary of Rio Vista assumed the obligation of preserving and delivering relevant evidence, and the plaintiffs dropped their request for a temporary injunction against a sale of assets. Limited discovery has been conducted to date.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

Litigation - Continued

The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs seek unspecified monetary damages. On December 29, 2005, Penn Octane, Rio Vista and Rio Vista’s subsidiaries filed a motion for removal of the case in the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2006, the U.S. District Court denied a motion by the plaintiffs to remand the case to state court and dismissed the case as to defendants other than Penn Octane Corporation. The court found that the plaintiffs failed to provide factual allegations sufficient to establish a possibility of recovery against Rio Vista or its subsidiaries. The plaintiffs have filed a motion for reconsideration of the court’s rulings.

Management believes the above lawsuits against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries are without merit and, based on the advice of counsel, does not anticipate either liability for damages or the issuance of a temporary injunction against a sale of Penn Octane’s or Rio Vista’s assets. Rio Vista’s insurance carrier is expected to bear the legal fees and expenses in connection with defending these cases. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations. If a court enjoined the sale of all or any portion of Penn Octane’s or Rio Vista’s assets to a third party, such an injunction could delay or prevent Penn Octane’s or Rio Vista’s LPG Asset Sale before resolution of the claims underlying the lawsuit. A lengthy delay of, or inability to close, the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In October 2005 in a case captioned Rio Vista Operating Partnership L.P. vs. J. Guajardo, Jr. Farms, Inc., the Special Commissioners appointed by the District Court of Cameron County, Texas awarded $100,000 to a land owner in connection with the acquisition of a right of way by Rio Vista. The $100,000 was deposited into the Registry of the court on November 17, 2005. Rio Vista is currently appealing the $100,000 award. Subsequently the land owner has filed an inverse condemnation action against both Rio Vista and Penn Octane seeking damages of $1,800,000. Rio Vista believes the claim is not supported by the facts or existing law related to inverse condemnation and is without merit. The Company filed a partial summary judgment motion seeking a determination by the Court that there are no compensable damages arising from an inverse condemnation. The hearing on this motion has not been scheduled.

Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims. Rio Vista believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affects its consolidated financial results.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

Credit Facility, Letters of Credit and Other

Rio Vista’s LPG purchases are financed entirely by Penn Octane through its credit facility with RZB Finance, LLC (RZB).

As of December 31, 2005, Penn Octane had a $20,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of LPG and gasoline and diesel fuel (Fuel Products) in connection with Penn Octane’s fuel sales business. The RZB Credit Facility includes a $3,000,000 limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which Rio Vista’s Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane’s purchase of LPG under the RZB Credit Facility.

Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.00% at December 31, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.

Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.

Mr. Richter has personally guaranteed all of Penn Octane’s payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB agreed to no longer require Mr. Richter’s personal guarantee and he no longer furnishes the guarantee.

Under the terms of the RZB Credit Facility, all cash from Rio Vista’s LPG sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Accordingly, Rio Vista only receives net proceeds from the restricted cash account when the amounts of collateral provided by Penn Octane and Rio Vista exceed all liabilities under outstanding letters of credit issued on behalf of Penn Octane, at the sole discretion of RZB. Upon the release of Rio Vista’s net proceeds from Rio Vista’s restricted cash account, Rio Vista is then required to pay any remaining amounts due Penn Octane, if any, for the supply of LPG and other allocated or direct expenses.

LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $101,000 and$290,000 for the years ended December 31, 2004 and 2005, respectively.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

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

Rent expense was $30,000 and $109,000 for the years ended December 31, 2004 and 2005, respectively.

As of December 31, 2005, the minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

Year ending December 31,
2006	$99,000
2007	-
2008	-
2009	-
2010	-
Thereafter	-
$99,000

Consulting Agreement

During November 2005, Penn Octane, Rio Vista and Mr. Richter entered into a consulting agreement whereby Mr. Richter shall serve as a special advisor to the board of directors of Penn Octane and the board of managers of Rio Vista and will provide the following services (Services) to both Penn Octane and Rio Vista: assistance with the sale of all or part of their LPG assets, assistance with other transactions (including restructurings) involving the companies as mutually agreed by the parties and such other services that the companies may reasonably request.

In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista agreed to pay the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the PMI Agreement (see Note K).

Rio Vista may, in its discretion, offset the amount of any Fees due and payable to Mr. Richter against any amounts owed (whether or not then due or payable) by Mr. Richter to Rio Vista.

The term of this consulting agreement shall continue until the earlier of November 26, 2006 or termination of the agreement upon 30 days written notice to the other party.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

Concentrations of Credit Risk

Financial instruments that potentially subject Rio Vista to credit risk include cash balances at banks which at times exceed the federal deposit insurance.

Tax obligations of Penn Octane resulting from the Spin-Off

Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2,500,000. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2,500,000. However, the Internal Revenue Service (IRS) may review Penn Octane’s federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off.

Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder.

Partnership Tax Treatment

Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability.  Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista’s Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted basis in Rio Vista.

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

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

Current law may change so as to cause Rio Vista to be taxable as a corporation for federal income tax purposes or otherwise subject Rio Vista to entity-level taxation. The partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject Rio Vista to taxation as a corporation or otherwise subjects Rio Vista to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on Rio Vista.

Current Maturities of Long-Term Debt

Current maturities of long-term debt of Penn Octane for which certain Rio Vista’s assets are pledged totaled $1,550,000 at December 31, 2005. The Notes were due December 15, 2005 and notes totaling $720,000 were paid in December 2005 and February 2006. Notes totaling $1,085,000 have not been paid or renewed.

Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations

The dollar amounts of Penn Octane’s obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $21,159,000 at December 31, 2005 based on Penn Octane’s most recently filed Annual Report on Form 10-K and the amounts were as follows:

LPG and Fuel Products trade accounts payable	$16,888,000
Total debt	$1,725,000
Lines of credit	$560,000
Letters of credit in excess of LPG and fuel products trade accounts payable	$1,986,000

Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility and certain other debt total $35,990,000 at December 31, 2005 and the amounts were as follows:

Accounts receivable	$12,471,000
Restricted cash	$5,658,000
Inventory	$2,878,000
Property, plant and equipment, net	$14,983,000

Rio Vista’s assets that are included in the above amounts are as follows:

Accounts receivable	$10,926,000
Restricted cash	$1,907,000
Inventory	$262,000
Property, plant and equipment, net	$13,394,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - CONTRACTS

LPG Sales to PMI

PMI and Rio Vista operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (PMI Agreement). The minimum contract volumes and actual volumes sold and margins for the year ended December 31, 2005 were materially lower than historical levels. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from Rio Vista pursuant to the PMI Agreement and the actual volumes purchased for the months June 2005 through March 2006.

Month	Minimum Contract Volumes	Actual Volumes Sold
	(gallons)	(gallons)
June 2005	3,500,000	3,507,973
July 2005	3,500,000	3,514,516
August 2005	3,500,000	7,381,533
September 2005	5,700,000	10,134,546
October 2005	8,100,000	12,316,061
November 2005	11,700,000	16,143,964
December 2005	11,700,000	17,114,710
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435

Rio Vista has yet to sign an extension and/or renewal of the LPG contract with PMI. There is no assurance that the LPG contract with PMI will be extended and/or renewed, and if so, that the terms will be more or less favorable than those of the PMI Agreement. Until the terms of a new long-term contract are reached, Rio Vista expects to enter into additional monthly agreements with terms similar to the PMI Agreement.

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of the LPG Supply Agreement and Omnibus Agreement, Penn Octane charged Rio Vista $33,908,000 and $117,427,000 for the years ended December 31, 2004 and 2005, respectively.

LPG Supply Agreement with Penn Octane

Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane ceases to have the right to access the Leased Pipeline.

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

Under the terms of Penn Octane’s existing supply contract, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane’s existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreement with its supplier due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

The LPG Supply Agreement terminates on the earlier to occur of:

•	Penn Octane ceases to have the right to access the Leased Pipeline that connects to Rio Vista’s Brownsville Terminal Facility; or

•	Rio Vista ceases to sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

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

NOTE M - MEXICAN OPERATIONS

Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. Rio Vista’s consolidated Mexican affiliate, Tergas, has been granted the permit to operate the Matamoros Terminal Facility and Rio Vista relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by Mr. Abelardo Mier. Rio Vista has an option to purchase Tergas for a nominal price of approximately $5,000.

Through its operations in Mexico and the operations of the Mexican Subsidiaries and Tergas, Rio Vista is subject to the tax laws of Mexico which, among other things, require that Rio Vista comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to Mexican withholding taxes.

During December 2005, Termatsal sold to Tergas all of its Matamoros Terminal Facility assets, including land, for $1,635,513. The terminal related assets were paid for through the issuance of a note from Tergas to Termatsal.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - REALIZATION OF ASSETS

The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista has a loss from operations for the year ended December 31, 2005 and has a deficit in working capital. Rio Vista is dependent on Penn Octane’s ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista’s only source of revenue is from sales of LPG to PMI and it operates under a short-term sale agreement with PMI which provides for monthly volumes which are materially less than Penn Octane’s historical monthly volumes and margins. As a result, Penn Octane’s and Rio Vista’s gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such additional reductions in gross profit. The LPG Asset Sale has not closed and the TransMontaigne Note may be due on the earlier of the time of closing or 120 days following demand by TransMontaigne (see note D).

The PMI Agreement expires on March 31, 2006 unless it is renewed or extended. Rio Vista expects its gross profit from operations for the period January 1, 2006 through March 31, 2006, based on the minimum volumes and the margins provided for in the PMI Agreement, to provide sufficient cash flow for Rio Vista to pay its normal operating expenses through March 31, 2006. However, cash flow may not be sufficient to allow Rio Vista to pay the TransMontaigne Note, to pay costs of maintenance and repairs and professional fees related to the LPG Asset Sale and/or to pay arrearages in distributions or make future distributions to Rio Vista’s unitholders. Subsequent to March 31, 2006, Rio Vista’s gross profits on sales may be insufficient to pay its operating expenses if (i) the LPG Asset Sale has not closed (ii) Rio Vista cannot sell LPG to PMI or other customers at adequate margins and volumes and/or (iii) Rio Vista cannot sufficiently reduce its other expenses.

Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on $1,085,000 of Penn Octane’s existing debt, the RZB Credit Facility and the TransMontaigne Note, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2005 contains an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane’s creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon closing the LPG Asset Sale, or if the LPG Asset Sales does not close, upon the ability of Penn Octane to continue as a going concern and the continued sale of LPG to PMI at adequate volumes and margins to provide sufficient cash flow to pay Rio Vista’s expenses, the TransMontaigne Note and guarantees of Penn Octane’s obligations assuming Penn Octane’s inability to pay such obligations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.

To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to close the LPG Asset Sale. Since the LPG Asset Sale has not closed, management has continued to negotiate with PMI for the continued sale of LPG at adequate volumes and margins. In the event the LPG Asset Sale is not closed, management may also continue to attempt to sell its LPG assets.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - SELECTED QUARTERLY DATA - (UNAUDITED)

Rio Vista Energy Partners L.P. and Subsidiaries
Selected Quarterly Data
(Unaudited)

Rio Vista began operations during the fourth quarter of fiscal year 2004. There were no other operating results prior to that date.

	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2004:
Revenues	n/a	n/a	n/a	$35,181,000
Gross profit	n/a	n/a	n/a	1,393,000
Net income (loss)	n/a	n/a	n/a	(63,000)
Net income (loss) per common unit	n/a	n/a	n/a	(.03)
Net income (loss) per common unit assuming dilution	n/a	n/a	n/a	(.03)

	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2005:
Revenues	$28,557,000	$18,310,000	$22,649,000	$51,376,000
Gross profit	1,319,000	539,000	168,000	528,000
Net income (loss)	172,000	(728,000)	(1,074,000)	(531,000)
Net income (loss) per common unit	.09	(0.37)	(0.55)	(0.28)
Net income (loss) per common unit assuming dilution	.09	(0.37)	(0.55)	(0.28)

Schedule II
Rio Vista Energy Partners L.P. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2005

Allowance for doubtful accounts	$-	$-	$-	$-	$-

Year ended December 31, 2004

Allowance for doubtful accounts	$-	$-	$-	$-	$-

For the period from inception, July 10, 2003, to December 31, 2003

Allowance for doubtful accounts	$-	$-	$-	$-	$-

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The General Partner’s management, including the principal executive officer and principal financial officer, are responsible for establishing and maintaining disclosure controls and procedures and internal controls and therefore have conducted an evaluation of Rio Vista’s disclosure controls and procedures and internal controls, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of December 31, 2005. Based on their evaluation, Penn Octane’s principal executive officer and principal accounting officer concluded that Rio Vista’s disclosure controls and procedures and internal controls are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in Rio Vista’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

Rio Vista is not required to complete an annual evaluation pursuant to Section 404 of the Sarbanes Oxley Act of 2002 of its internal control systems until the year ended December 31, 2007.

Item 9B.  Other Information.

Inapplicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Rio Vista does not have directors, managers or officers. The board of managers and officers of Rio Vista GP LLC, the general partner of Rio Vista (the “General Partner”), a wholly owned subsidiary of Penn Octane, perform all management functions for Rio Vista. Officers of the General Partner are appointed by its board of managers. The officers of the General Partner are paid directly by Penn Octane. Other than distributions attributable to its general partner interest and incentive distribution rights, the General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista’s business. Pursuant to the Omnibus Agreement, Penn Octane is entitled to receive reimbursement for all direct and indirect expenses it or the General Partner incurs on Rio Vista’s behalf, including general and administrative expenses. The indirect expenses include an allocation of the salaries and benefit costs related to employees (including executive officers) of Penn Octane who provide services to Rio Vista based on actual time spent performing services between Penn Octane and the General Partner. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations.

Set forth below is certain information concerning the board of managers and executive officers of the General Partner:

Managers of Rio Vista GP LLC

The following table shows information for the Board of Managers of the General Partner. The members of the General Partner’s conflicts committee, audit committee and compensation committee are Murray J. Feiwell, Richard R. Canney and Douglas G. Manner.

Name of Manager	Age	Position with the General Partner	Manager Since

Richard R. Canney	51	Manager and Chairman of the Board	2004

Murray J. Feiwell	68	Manager	2004

Douglas G. Manner	50	Manager	2004

All managers hold office until their successors are duly elected and qualified or until their earlier resignation or removal.

Richard R. Canney was elected as a member of the board of managers of the General Partner in August 2004. Since 1997, Mr. Canney has been employed in the mergers and acquisitions and new ventures division of Shell Oil Company in Houston, Texas. Prior to joining Shell, Mr. Canney was a Director and Managing Partner of Corporacion Mercantil Internacional, S.A. de C.V. in Mexico City. From 1994 to 1996, Mr. Canney was a professor of finance at Instituto Tecnologico Autonomo de Mexico in Mexico City. Mr. Canney earned a Masters of Business Administration from the University of Chicago in June 1989.

Murray J. Feiwell was elected as a member of the board of managers of the General Partner in August 2004. Since 1986, Mr. Feiwell has served as President and Chief Executive Officer of Feiwell & Hannoy, P.C., a law firm located in Indianapolis, Indiana, that specializes in general civil practice, bankruptcy and creditors’ rights, real estate and foreclosure, general business and commercial law. Since 1997, Mr. Feiwell has also served as President and Chief Executive Officer of Statewide Title Company, a title company located in Indianapolis, Indiana. Mr. Feiwell earned a J.D. from the University of Michigan in 1963.

Douglas G. Manner was elected as a member of the board of managers of the General Partner in August 2004. Mr. Manner is currently Senior Vice President and Chief Operating Officer of Kosmos Energy, LLC, a private oil and gas exploration company. Mr. Manner joined Kosmos Energy in January 2004. Prior to Kosmos Energy, Mr. Manner served as President and Chief Operating Officer of White Stone Energy since August 2002. For the two years prior to joining White Stone Energy, Mr. Manner was Chairman and Chief Executive Officer of Mission Resources and Chairman of the Board of one of Mission’s predecessor companies, Bellwether Exploration. Prior to joining Bellwether, Mr. Manner was employed by Ryder Scott Petroleum Engineers for fifteen years and by Gulf Canada Resources Limited. Mr. Manner is a member of the board of directors of Blizzard Energy, Inc., an oil and gas company based in Alberta, Canada; Resolute Energy Inc., an oil and gas company based in Alberta, Canada; and Westside Energy Corporation, an oil and gas company based in Texas. Mr. Manner holds a B.S. degree in mechanical engineering from Rice University.

Information Regarding The Board Of Managers

The business of Rio Vista is managed under the direction of the board of managers of Rio Vista GP LLC. The board conducts its business through meetings of the board and its committees. During 2005, the board held four meetings and the audit committee held four meetings. No member of the board attended less than 75% of the meetings of the board and committees of which he was a member.

The board of managers is currently composed of three members, none of whom are members of the management of either Rio Vista GP LLC or Penn Octane. The board has determined that all three of its managers, Messrs. Canney, Feiwell, and Manner, meet the audit committee independence requirements under applicable rules of the Nasdaq Stock Market. As a result, although not required by Nasdaq rules applicable to limited partnerships, the majority of the board of managers is comprised of independent managers.

Communication With The Board Or Non-Management Managers

Unitholders and other interested parties may communicate with the board of managers or the Chairman of the Board by sending written communication in an envelope addressed to “Board of Managers” or “Chairman of the Board of Managers” in care of Company Secretary, Rio Vista Energy Partners L.P., 820 Gessner Road, Suite 1285, Houston, Texas 77024.

Audit Committee

The audit committee reviews and reports to the board on various auditing and accounting matters, including the quality, objectivity and performance of Rio Vista’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The audit committee is composed of Richard R. Canney (Chairman), Murray J. Feiwell and Douglas G. Manner. The audit committee met four times in 2005.

The board of managers has adopted a written charter for the audit committee. The board of directors has determined that Mr. Canney, a member of the audit committee, is an audit committee financial expert (as defined by the SEC) and that he is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compensation Committee

Rio Vista GP LLC has a compensation committee composed of the managers whom the board has determined to be independent. For more information, see Item 11. Executive Compensation.

Conflicts Committee

Rio Vista’s partnership agreement provides for a conflicts committee composed of the managers whom the board has determined to be independent. The conflicts committee reviews and makes recommendations relating to potential conflicts of interest between Rio Vista and its subsidiaries, on one hand, and the General Partner and its affiliates (including Penn Octane), on the other hand. The members of the conflicts committee are Messrs. Feiwell, Canney, and Manner.

Report of the Audit Committee for Fiscal Year 2005

The primary function of the Audit Committee is oversight of Rio Vista's financial reporting process, public financial reports, internal accounting and financial controls, and the independent audit of the annual consolidated financial statements. The Audit Committee acts under a written charter. The Audit Committee reviews the adequacy of the charter at least annually. All of the committee’s members are independent and one of its members is an audit committee financial expert under Securities and Exchange Commission rules. The committee held four meetings in 2005 at which, as discussed in more detail below, the committee had extensive reports and discussions with members of management and Burton, McCumber & Cortez, L.L.P. (BMC), Rio Vista's independent registered public accounting firm. At each meeting, the committee met with management and BMC, both with and without management present.

In performing its oversight function, the committee reviewed and discussed the consolidated financial statements with management and BMC. Management and BMC informed the committee that Rio Vista's consolidated financial statements were fairly stated in accordance with generally accepted accounting principles. The committee discussed with BMC matters covered by the Statement on Auditing Standards No. 61 (Communication with Audit Committees), as modified or supplemented. In addition, the committee discussed management's evaluation of internal control over financial reporting.

The committee also discussed with BMC its independence from Rio Vista and management, including the matters in Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the letter and disclosures from BMC to the committee pursuant to Standard No. 1. The committee considered the non-audit services provided by BMC to Rio Vista and concluded that the auditors' independence has been maintained.

Based on the reviews and discussions referred to above, in reliance on management and BMC, and subject to the limitations of its role described below, the committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in Rio Vista's Annual Report on Form 10-K for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

The committee has also appointed BMC to audit Rio Vista's financial statements for 2006.

In carrying out its responsibilities, the committee looks to management and the independent auditors. Management is responsible for the preparation and fair presentation of Rio Vista's financial statements and for maintaining effective internal control. Management is also responsible for assessing and maintaining the effectiveness of internal control over the financial reporting process. The independent auditors are responsible for auditing Rio Vista's annual financial statements and expressing an opinion as to whether the statements are fairly stated in conformity with generally accepted accounting principles. The independent auditors perform their responsibilities in accordance with the standards of the Public Company Accounting Oversight Board.

BY THE AUDIT COMMITTEE

RICHARD R. CANNEY
MURRAY J. FEIWELL
DOUGLAS G. MANNER

Executive Officers of the General Partner

The names of the General Partner’s executive officers, and certain information about them are set forth below:

Name of Executive Officer	Age	Position with General Partner	Officer Since

Charles C. Handly	69	President and Chief Executive Officer	2003

Ian T. Bothwell	46	Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	2003

Jerry L. Lockett	65	Vice President and Secretary	2004

Charles C. Handly was appointed President and Chief Executive Officer of the General Partner in June 2005. Effective July 10, 2003, Mr. Handly was elected Secretary of the General Partner. Effective September 30, 2004 until June 2005, Mr. Handly was elected to serve as Chief Operating Officer and Executive Vice President of the General Partner. From May 2003 until June 2005, Mr. Handly served as Chief Operating Officer and Executive Vice President of Penn Octane and from August 2002 through April 2003, Mr. Handly served as Vice President of Penn Octane. From August 2000 through July 2002, Mr. Handly provided consulting services to Penn Octane. Mr. Handly previously served as a director of Penn Octane from August 2000 until August 2002 and from July 2003 through July 2004. Mr. Handly retired from Exxon Corporation on February 1, 2000 after 38 years of service. From 1997 until January 2000, Mr. Handly was Business Development Coordinator for gas liquids in Exxon’s Natural Gas Department. From 1987 until 1997, Mr. Handly was supply coordinator for two Exxon refineries and 57 gas plants in Exxon’s Supply Department. In June of 2005 Mr. Handly was appointed President and Chief Executive Officer of Penn Octane.

Ian T. Bothwell was elected Treasurer of the General Partner effective July 10, 2003. Effective September 30, 2004, Mr. Bothwell was elected to serve as Chief Financial Officer, Vice President and Assistant Secretary of the General Partner. He was elected Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary of Penn Octane in October 1996. He also served as a director of Penn Octane from March 1997 until July 2004. Since July 1993, Mr. Bothwell has been a principal of Bothwell & Asociados, S.A. de C.V., a Mexican management consulting and financial advisory company that was founded by Mr. Bothwell in 1993 and specializes in financing infrastructure projects in Mexico. From February 1993 through November 1993, Mr. Bothwell was a senior manager with Ruiz, Urquiza y Cia., S.C., the affiliate in Mexico of Arthur Andersen L.L.P., an accounting firm. Mr. Bothwell also serves as Chief Executive Officer of B & A Eco-Holdings, Inc., the company formed to purchase Penn Octane’s CNG assets.

Jerry L. Lockett joined Penn Octane as a Vice President in November 1998. In January 2004, Mr. Lockett was elected Secretary of Penn Octane. He also served as a director of Penn Octane from 1999 until July 2004. Prior to joining Penn Octane, Mr. Lockett held a variety of positions during a 31 year career with Union Carbide Corporation in sales management, hydrocarbon supply and trading, and strategic planning. He also served in a management position with Union Carbide’s wholly-owned pipeline subsidiaries. Effective September 30, 2004, Mr. Lockett was elected to serve as Vice President and Secretary of the General Partner.

Code of Ethics for Executive Officers

In 2004, Rio Vista adopted a code of ethics that applies to Rio Vista GP LLC’s executive officers, including its principal executive officer, principal financial officer and principal accounting officer. This Code charges the executive officers of Rio Vista GP LLC with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in the documents and reports Rio Vista files with the SEC and compliance with applicable laws, rules and regulations.

Compliance under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, requires the General Partner’s managers and executive officers, and persons who own more than 10% of a registered class of Rio Vista’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish Rio Vista with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, Rio Vista believes that all managers and officers of the General Partner and 10% unitholders of Rio Vista complied with such filing requirements except as follows: Jerry V. Swank filed a late Form 3 and a late Form 4 in March 2006 in order to report beneficial ownership of 192,789 common units in November 2005 and 27 purchases totaling 64,358 common units between November 2005 and February 2006.

Item 11.  Executive Compensation.

Rio Vista does not have directors, managers or officers. The board of managers and officers of the General Partner perform all management functions for Rio Vista. Officers of the General Partner are appointed by its board of managers. The officers of the General Partner hold the same positions as the officers of Penn Octane. All officers of the General Partner are paid directly by Penn Octane. Pursuant to the Omnibus Agreement, Penn Octane is entitled to receive reimbursement for all direct and indirect expenses it or the General Partner incurs on Rio Vista’s behalf, including general and administrative expenses. The direct expenses include the salaries and benefit costs related to employees of Penn Octane who provide services to Rio Vista. The General Partner has sole discretion in determining the amount of these expenses.

COMPENSATION FROM PENN OCTANE

The table below sets forth a summary of compensation paid for the last three years, if applicable, to those employees of Penn Octane who served as the General Partner’s CEO and its four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2005. The General Partner’s executive officers are paid by Penn Octane. The services rendered by the executive officers to the General Partner are provided pursuant to the terms of the Omnibus Agreement for which Rio Vista pays Penn Octane for its allocable portion of general and administrative expenses incurred by Penn Octane, including expenses for services rendered by Penn Octane employees, for the benefit of Rio Vista.

Penn Octane’s compensation to executive management was administered by the compensation committee of the board of directors of Penn Octane. As of December 31, 2005, the compensation committee of Penn Octane was comprised of three directors of which all are outside directors, who report to the Board of Directors on all compensation matters concerning Penn Octane’s executive officers, including Penn Octane’s Chief Executive Officer and Penn Octane’s other executive officers (collectively, with the Chief Executive Officer, the “Named Executive Officers”) (see below). In determining annual compensation, including bonus, and other incentive compensation to be paid to the Named Executive Officers, the compensation committee considers several factors including overall performance of the Named Executive Officers (measured in terms of financial performance of Penn Octane, opportunities provided to Penn Octane, responsibilities, quality of work and/or tenure with Penn Octane), and considers other factors including retention and motivation of the Named Executive Officers and the overall financial condition of Penn Octane. The compensation committee provides compensation to the Named Executive Officers in the form of cash and equity instruments.

The overall compensation provided to the Named Executive Officers consisting of base salary and the issuance of equity instruments is intended to be competitive with the compensation provided to other executives at other companies after adjusting for factors described above, including Penn Octane’s financial condition during the term of employment of the Named Executive Officers.

Base Salary

The base salary is approved based on the Named Executive Officer’s position, level of responsibility and tenure with Penn Octane.

Compensation of Chief Executive Officer of Penn Octane

In June 2005, Mr. Handly was appointed Chief Executive Officer of Penn Octane. Penn Octane’s compensation committee determined that Mr. Handley’s compensation was fair to Penn Octane.

During the period January 1, 2005 until May 2005, Mr. Richter served as Chief Executive Officer of Penn Octane. Mr. Richter was paid in accordance with his employment agreement.

Compensation of Chief Executive Officer of Rio Vista GP LLC

In June 2005, Mr. Handly was appointed Chief Executive Officer of the General Partner. Penn Octane’s compensation committee determined that Mr. Handley’s compensation was fair to Penn Octane.

During the period January 1, 2005 until June 2005, Mr. Shore served as Chief Executive Officer of the General Partner. Mr. Shore was paid in accordance with his employment agreement.

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

Compensation Committee Report on Executive Compensation

Rio Vista GP LLC’s compensation to executive management is administered by the compensation committee of the board of managers. As of December 31, 2005, the compensation committee was comprised of three managers, of whom all are outside managers, who report to the board of managers on all compensation matters related to issuance of equity instruments and other compensation concerning the executive officers of the General Partner. The executive officers of the General Partner are also the Named Executive Officers of Penn Octane. In determining the amount of equity compensation to be awarded to the Named Executive Officers, the compensation committee considers factors including compensation already provided for the Named Executive Officers by Penn Octane and the overall performance of the Named Executive Officers in performing services on behalf of the General Partner (measured in terms of financial performance of Rio Vista, opportunities provided to Rio Vista, responsibilities, quality of work and/or tenure with Rio Vista), and considers other factors including retention and motivation of the Named Executive Officers and the overall financial condition of Rio Vista.

The overall compensation provided by Rio Vista to the Named Executive Officers, consisting of the issuance of equity instruments, is intended to be competitive with the compensation provided to other executives at other companies after adjusting for factors described above, including Rio Vista’s financial condition during the term of employment of the Named Executive Officers and compensation provided by Penn Octane.

During March 2005, the compensation committee approved the Rio Vista 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. During March 2005, the compensation committee approved the grant of options to purchase a total of 108,750 common units under Rio Vista’s 2005 Equity Incentive Plan. Of the total number of options granted, 78,125 were granted to the Named Executive Officers of the General Partner.

Compensation of Chief Executive Officer of Rio Vista GP LLC: In June 2005, Mr. Handly was appointed Chief Executive Officer of the General Partner. The compensation committee determined that Mr. Handly’s compensation, including compensation from Penn Octane, was fair to Rio Vista.

During the period January 1, 2005 until June 2005, Mr. Shore served as Chief Executive Officer of the General Partner. Mr. Shore was paid in accordance with his employment agreement.

By the Compensation Committee:

Richard R. Canney
Murray J. Feiwell
Douglas G. Manner

Compensation Committee Interlocks and Insider Participation

Stewart J. Paperin, Emmett M. Murphy and Harvey L. Benenson served as the members of the compensation committee of Penn Octane during the year ended December 31, 2005.

Richard R. Canney, Murray J. Feiwell and Douglas G. Manner served as the members of the compensation committee of the General Partner during the year ended December 31, 2005. None of the Named Executive Officers of Rio Vista GP LLC has served as a member of the compensation committee of Rio Vista GP LLC or Penn Octane.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARS (#)	LTIP Payouts ($)	All Other Compensation ($)

Jerome B. Richter,	2005(2)	125,000	41,667	—	—	281,250(11)	—	1,404,369(9)
Chairman of the	2004(3)	126,923	41,667	—	—	—	—	92,670(1)
Board and Chief	2004(4)	300,000	189,695	—	—	—	—	158,932(1)
Executive Officer(6)	2003(5)	300,000	208,832	—	—	—	—	54,733(1)

Richard Shore, Jr.,	2005(2)	184,154	—	—	—	—	—	—
President(7)	2004(3)	152,308	—	—	—	763,737(12)	—	297,857(10)
	2004(4)	360,000	—	—	—	—	—	—
	2003(5)	78,462	—	—	—	—	—	—

Charles C. Handly,	2005(2)	193,692	13,500	—	—	140,625(13)	—	159,428(10)
Chief Operating Officer	2004(3)	76,154	—	—	—	—	—	—
and President(8)	2004(4)	180,000	—	—	—	—	—	—
	2003(5)	138,461	—	—	—	—	—	—

Ian T. Bothwell,	2005(2)	179,769	12,000	—	—	140,625(13)	—	159,428(10)
Vice President, Treasurer,	2004(3)	76,154	—	—	—	—	—	—
Assistant Secretary and	2004(4)	180,000	—	—	—	—	—	—
Chief Financial Officer	2003(5)	180,000	—	—	—	—	—	—
__________________________
Jerry L. Lockett,	2005(2)	141,685	10,000	—	—	140,625(13	—	159,428(10)
Vice President and Secretary	2004(3)	55,846	—	—	—	—	—	—
	2004(4)	132,000	—	—	—	—	—	—
	2003(5)	132,000	—	—	—	—	—	—

_____________________________________________

(1)	In connection with Mr. Richter’s employment contract, Penn Octane paid these amounts for life insurance premiums on behalf of Mr. Richter.
(2)	Amounts relate to the year ended December 31, 2005.
(3)	Amounts relate to the period August 1, 2004 through December 31, 2004.
(4)	Amounts relate to the year ended July 31, 2004.
(5)	Amounts relate to the year ended July 31, 2003.
(6)	Mr. Richter resigned as a director and officer of Penn Octane and the General Partner in May 2005.
(7)	Mr. Shore resigned as a director and officer of Penn Octane and the General Partner in June 2005.
(8)	Mr. Handly was appointed as President and Chief Executive Officer of Penn Octane and the General Partner in June 2005.
(9)
Includes $54,206 in connection with Mr. Richter’s employment contract, $1,031,307 in connection with the discount of Mr. Richter’s promissory note and $318,856 in connection with the issuance of warrants valued using the Black-Scholes option pricing model.

(10)	Represents the issuance of warrants valued using the Black-Scholes option pricing model.
(11)	Represents warrants to purchase 31,250 common units of Rio Vista and warrants to purchase 250,000 shares of common stock of Penn Octane.
(12)	Represents warrants to purchase 763,737 shares of common stock of Penn Octane.
(13)	Represents warrants to purchase 15,625 common units of Rio Vista and 125,000 shares of common stock of Penn Octane.

OPTION GRANTS AND RELATED INFORMATION

The following table sets forth further information regarding the grants of Rio Vista common unit options in 2005 to the Named Executive Officers reflected in the Summary Compensation Table.

OPTION GRANTS DURING FISCAL 2005

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Security)	Market Price at Grant Date ($/Security)(2)	Expiration Date	Grant Date Present Value ($)(1)

Jerome B. Richter	31,250	33.3%	12.51	12.92	03/08/2008	93,750
Richard Shore, Jr.	-	-	-	-	-	-
Charles C. Handly	15,625	16.7%	12.51	12.92	03/08/2008	46,875
Ian T. Bothwell	15,625	16.7%	12.51	12.92	03/08/2008	46,875
Jerry L. Lockett	15,625	16.7%	12.51	12.92	03/08/2008	46,875
______________

(1)
The Black-Scholes option pricing model was used to determine grant date present value. This model is designed to value publicly traded options. Options issued under Rio Vista GP LLC’s equity incentive plan are not freely traded, and the exercise of such options is subject to substantial restrictions. Moreover, the Black-Scholes model does not give effect to either risk of forfeiture or lack of transferability. The estimated values under the Black-Scholes model are based on assumptions as to variables such as interest rates, unit price volatility and future cash distribution yield. The estimated grant date present values presented in this table were calculated using an expected average option life of 3 years, risk-free rate of return of 3.47%, average volatility rate of 48% based on weekly volatility rates from the date of the Spin-Off through March 9, 2005, and cash distribution yield of 7.7%, which is the expected annualized quarterly cash distribution rate in effect at the date of grant expressed as a percentage of the market value of the common units at the date of grant. The actual value of unit options could be zero; realization of any positive value depends upon the actual future performance of the common units, the continued employment of the option holder throughout any vesting period and the timing of the exercise of the option. Accordingly, the values set forth in this table may not be achieved.

(2)	Market price reflects the closing price on the day of the grant.

AGGREGATED WARRANT EXERCISES DURING FISCAL 2005
AND WARRANT VALUES ON DECEMBER 31, 2005

The following table sets forth information regarding Rio Vista common units and shares of Penn Octane common stock underlying options exercisable at December 31, 2005, and options exercised during 2005, for the Named Executive Officers in the Summary Compensation Table.

Name	Number of Units Acquired Upon Exercise of Warrants (#)	Value Realized Upon Exercise ($)	Number Of Securities Underlying Unexercised Warrants At December 31, 2005 (#) Exercisable/ Unexercisable(2)	Value Of Unexercised In-The-Money Warrants At December 31, 2005 Exercisable/Unexercisable ($)(1)

Jerome B. Richter	0	0	31,250 / 0	0/0
Richard Shore, Jr.	0	0	97,415 / 0	0/0
Charles C. Handly	0	0	16,875 / 0	0/0
Ian T. Bothwell	0	0	15,625 / 0	0/0
Jerry L. Lockett	0	0	15,625 / 0	0/0

(1)	Based on a closing price of $5.50 per common unit on December 30, 2005.
(2)	Warrants received in the conversion of warrants at the Spin-Off and warrants issued in connection with the Rio Vista 2005 Equity Plan.

Employment Contracts

Effective July 2002, Penn Octane entered into a new three year employment agreement (the “2002 Richter Agreement”) with Mr. Richter. Under the terms of the Richter Agreement, Mr. Richter was entitled to receive a monthly salary equal to $25,000 and a minimum annual bonus payment equal to $100,000 plus 5% of net income before taxes of Penn Octane. In connection with the 2002 Richter Agreement, Mr. Richter also was the beneficiary of a term life insurance policy which was paid for by Penn Octane.

In connection with the 2002 Richter Agreement, Penn Octane also agreed to forgive any interest due from Mr. Richter pursuant to Mr. Richter’s promissory note, provided that Mr. Richter guarantees at least $2,000,000 of Penn Octane’s indebtedness during any period of that fiscal year of Penn Octane. Furthermore, Penn Octane agreed to forgive Mr. Richter’s promissory note in the event that either (a) the share price of Penn Octane’s common stock trades for a period of 90 days at a blended average price equal to at least $6.20 (prior to any adjustment for the Spin-Off), or (b) Penn Octane is sold for a price per share (or an asset sale realizes revenues per share) equal to at least $6.20 (prior to any adjustment for the Spin-Off).

The note receivable from Mr. Richter, a former officer of Penn Octane, for the exercise of warrants in the amount of $3,196,693, was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and his past services, Penn Octane approved an extension of the note to July 29, 2007 and a discount of the note to $1,696,693 plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The interest rate on the extended note is the prime rate (7% as of December 31, 2005) plus 2%. Penn Octane will continue to waive interest provided that Mr. Richter guarantees debt of Penn Octane to any person in an amount equal to at least $1,800,000 (see Note I to the consolidated financial statements). Mr. Richter is personally liable with full recourse to Penn Octane and has provided 1,000,000 shares of common stock of Penn Octane as collateral. As a result of the Spin-Off he is also required to provide 125,000 Common Units of Rio Vista owned by him. Those shares and units were subsequently pledged as collateral to the holders of certain of Penn Octane’s debt obligations (see note I to the consolidated financial statements).

Mr. Richter resigned as a director and officer of Penn Octane and the General Partner in May 2005.

Effective November 2002, Penn Octane and Shore Capital LLC, an affiliate of Richard Shore, Jr., entered into a consulting contract whereby Penn Octane agreed to pay Shore Capital $30,000 a month for a period of six months. Under the terms of the consulting contract, Shore Capital received an exclusive right in the event Penn Octane effectively converted its structure into a publicly traded limited partnership (the “MLP”), to purchase up to a 50% voting interest in the general partner of the MLP at a price not to exceed $330,000. In addition, in the event that the conversion of Penn Octane into an MLP was successful, Shore Capital was also entitled to receive an option to acquire up to 5% interest in the MLP at an exercise price not to exceed $1,650,000. The contract also provided for Penn Octane to offer Mr. Shore a two-year employment agreement at the same rate provided for under the contract. Penn Octane did not convert to an MLP as originally structured.

Effective May 13, 2003, Penn Octane and Mr. Shore entered into a two-year employment agreement. Under the terms of the agreement, Mr. Shore was entitled to receive a monthly salary of $30,000 per month and in connection with Penn Octane’s revised structure to form an MLP, Shore Capital received options exercisable after the date of the distribution of the Common Units of Rio Vista to the stockholders of Rio Vista, to purchase 97,415 common units of Rio Vista at a per common unit exercise price of $8.47, warrants to purchase 763,737 shares of common stock of Penn Octane at a per common share exercise price of $1.14 and an option to purchase 25% of the General Partner of Penn Octane, at an exercise price equal to $82,000. Under the terms of his employment agreement, Mr. Shore was permitted to make monetary investments in other businesses so long as the business did not directly compete with Penn Octane.

Mr. Shore resigned as a director and officer of Penn Octane and the General Partner in June 2005.

In June 2005, Charles C. Handly was appointed as President and Chief Executive Officer of Penn Octane and the General Partner. Neither Penn Octane nor the General Partner has an employment agreement with Mr. Handly.

Rio Vista and Penn Octane Equity Incentive Plans

On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. In addition, the board of managers may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of Rio Vista’s partnership agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under Rio Vista’s 2005 Equity Incentive Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which is the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1,005,000 shares of Penn Octane common stock under Penn Octane’s 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 750,000 were granted to executive officers of Penn Octane and 255,000 were issued to outside directors of Penn Octane. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane’s common stock as reported by the Nasdaq Stock Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.

Compensation of Managers

Managers who are not employees of Rio Vista GP LLC or its affiliates may receive compensation in the form of cash and unit options. The amount of cash received is equal to $5,000 per quarter beginning January 1, 2005. In addition, these managers receive an option pursuant to the 2005 Plan to acquire up to 5,000 restricted units of Rio Vista for each year of service. The exercise price for the options is based on the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on the date of grant. The options vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

Stock Performance Graph

The following graph compares the percentage change in the Rio Vista’s cumulative unitholder return with the Russell 2000 Index and the NASDAQ Index for the five quarters of Rio Vista’s existence. The graph assumes that $100 was invested on October 1, 2004 in each of Rio Vista’s Common Units, the Russell 2000 Index and the NASDAQ Index, and that all dividends were reinvested. The graph is not, nor is it intended to be, indicative of future performance of Rio Vista’s Common Units.

Rio Vista is not aware of a published industry or line of business index with which to compare Rio Vista’s performance. Nor is Rio Vista aware of any other companies with a line of business and market capitalization similar to that of the Company with which to construct a peer group index. Therefore, the Company has elected to compare its performance with the NASDAQ Index and Russell 2000 Index, an index of companies with small capitalization.

	Sep-04	Dec-04	Mar-05	Jun-05	Sep-05	Dec-05
Rio Vista Energy Partners	$100	$88	$95	$40	$70	$48
Russell 2000 Index	$100	$114	$107	$112	$117	$118
NASDAQ Index	$100	$115	$105	$108	$113	$116

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount of common units of Rio Vista beneficially owned as of March 8, 2006 by each person known by Rio Vista to own beneficially more than 5% of the outstanding common units of Rio Vista (“Common Units”).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Units (1)	Percentage of Common Units

Jerome B. Richter(2)	516,455	26.60
Swank Group LLC (3)	262,247	13.73
The Apogee Fund L.P., Paradigm Capital Corporation and Emmett M. Murphy (4)	145,687	7.60
Trellus Management Company, LLC (5)	104,548	5.47

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common units which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 8, 2006, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all common units shown as beneficially owned by them.

(2)	335 Tomahawk Drive, Palm Dessert, California 92211. Includes 4,500 common units owned by Mr. Richter’s spouse and 31,250 common units issuable upon exercise of common unit purchase warrants.
(3)
3300 Oak Lawn Ave., Suite 650, Dallas, Texas 75219. Swank Group, LLC serves as the general partner of Swank Energy Income Advisors, L.P. (“Advisor”) and may direct the Advisor to direct the vote and disposition of the 262,247 common units of Rio Vista held by the Cushing Fund, L.P and/or Swank MLP Conveyance Fund, L.P (collectively “Swank Funds”). The Advisor is the general partner of the Swank Funds. The principal of Swank Group, LLC, Mr. Swank, may direct the vote and disposition of the 262,247 common units of Rio Vista held by the Swank Funds.

(4)
201 Main Street, Suite 1555, Fort Worth, Texas 76102. Mr. Murphy, a director of Penn Octane, is the president of Paradigm Capital Corporation, a Texas corporation, which, in turn, is the sole general partner of The Apogee Fund, L.P., a Delaware limited partnership. All of the referenced common units are owned of record by The Apogee Fund; beneficial ownership of such securities is attributable to Mr. Murphy and Paradigm Capital Corporation by reason of their shared voting and disposition power with respect to The Apogee Fund assets. Includes 6,250 common units issuable upon exercise of common unit purchase warrants granted to Mr. Murphy.

(5)	350 Madison Avenue, 9th Floor, New York, New York.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Units (1)	Percentage of Common Units

Jerome B. Richter(2)	516,455	26.60
Richard Shore, Jr. (3)	99,415	4.95
Charles C. Handly (4)	19,375	1.01
Jerry L. Lockett (5)	18,903	*
Ian T. Bothwell (6)	15,625	*
Murray J. Feiwell (7)	8,999	*
Richard R. Canney (8)	5,000	*
Douglas G. Manner (9)	5,000	*
All Managers and Executive Officers as a group (8 persons) (10)	688,772	32.76
_______________________

* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common units which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 8, 2005, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all common units shown as beneficially owned by them.

(2)	335 Tomahawk Drive, Palm Desert, California 92211. Includes 4,500 common units owned by Mr. Richter’s spouse and 31,250 common units issuable upon exercise of common unit purchase warrants.
(3)	Includes 97,415 common units issuable upon exercise of common unit purchase warrants issued to Shore Capital LLC, a company controlled and beneficially owned by Mr. Shore.
(4)	Includes 16,875 common units issuable upon exercise of common unit purchase warrants.
(5)	Includes 15,625 common units issuable upon exercise of common unit purchase warrants.
(6)	Includes 15,625 common units issuable upon exercise of common unit purchase warrants.
(7)	Includes 5,000 common units issuable upon exercise of common unit purchase warrants.
(8)	Includes 5,000 common units issuable upon exercise of common unit purchase warrants.
(9)	Includes 5,000 common units issuable upon exercise of common unit purchase warrants.
(10)	Includes 191,790 common units issuable upon exercise of common unit purchase warrants.

Equity Compensation Plan Information

The following table provides information concerning Rio Vista’s equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (per unit)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders (1)	383,290	$ 9.50	641,250

Total	383,290		641,250

(1) Under the terms of the partnership agreement and applicable rules of the Nasdaq Market, no approval by the unitholders of Rio Vista was required.

Item 13.  Certain Relationships and Related Transactions.

Spin-Off from Penn Octane

Rio Vista Energy Partners L.P. (“Rio Vista”), a Delaware limited partnership, was formed by Penn Octane Corporation (“Penn Octane”) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (the “Assets”) to Rio Vista Operating Partnership L.P. (“RVOP”) (ii) the transfer of its 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (the “Common Units”) in Rio Vista to its common stockholders (the “Spin-Off”), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2%, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (the “General Partner”), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries are hereinafter referred to as “Rio Vista”.

In connection with the Spin-Off, on September 30, 2004 Rio Vista issued 1,910,656 common units to the holders of Penn Octane common stock.

General Partner Options

The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. The General Partner is currently 100% owned by Penn Octane. Penn Octane has granted options to Jerome B. Richter, former Chief Executive Officer of Penn Octane and to Shore Capital LLC (“Shore Capital”), an affiliate of Richard Shore, Jr., former President of Penn Octane and former Chief Executive Officer of the General Partner, to purchase 50% of its general partner interest. The options expire on July 10, 2006. Following the exercise of any of these options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

Shore Capital Warrants

In connection with an employment agreement with Mr. Shore, Shore Capital received warrants to acquire 97,415 common units of Rio Vista with an exercise price of $8.47 per common unit. In addition, Shore Capital also received warrants to purchase 763,737 shares of Penn Octane’s common stock at an exercise price of $1.14 per share. The warrants expire on July 10, 2006.

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

In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista agreed to pay the following fees (the “Fees”) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the PMI Agreement (see Note K to the consolidated financial statements).

Rio Vista may, in its discretion, offset the amount of any Fees due and payable to Mr. Richter against any amounts owed (whether or not then due or payable) by Mr. Richter to Rio Vista.

The term of this consulting agreement shall continue until the earlier of November 26, 2006 or termination of the agreement upon 30 days written notice to the other party.

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

Insider Name	Rio Vista Warrants Issued at Spin-Off	Weighted Average Adjusted Exercise Price	Penn Octane Warrants Adjusted for Exercise Price at Spin-Off	Weighted Average Adjusted Exercise Price

Jerome B. Richter	63,750	$23.45	510,000	$ 1.71
Charles C. Handly	17,500	31.68	140,000	2.32
Ian T. Bothwell	38,750	31.42	310,000	2.30
Jerry L. Lockett	26,250	23.78	210,000	1.74
Stewart J. Paperin	18,750	21.94	150,000	1.60
Harvey L. Benenson	8,750	23.38	70,000	1.71
Emmett M. Murphy	6,250	16.01	50,000	1.17

Certain of the warrants listed above expired on December 31, 2004.

Management of Rio Vista

Rio Vista itself does not have directors, managers or officers. The board of managers and officers of the General Partner perform all management functions for Rio Vista. Officers of the General Partner are appointed by its board of managers. The officers of the General Partner are paid directly by Penn Octane. Other than distributions attributable to its general partner interest and incentive distribution rights, the General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista’s business. The General Partner has a legal duty to manage Rio Vista in a manner beneficial to Rio Vista’s unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a “fiduciary” duty. Because the General Partner is currently owned by Penn Octane, Penn Octane’s officers and managers of the General Partner also have fiduciary duties to manage the business of the General Partner in a manner beneficial to Penn Octane and its stockholders.

Omnibus Agreement with Penn Octane

Pursuant to the Omnibus Agreement, Penn Octane is entitled to reimbursement for all direct and indirect expenses it or the General Partner incurs on Rio Vista’s behalf, including general and administrative expenses. The indirect expenses include an allocation of the salaries and benefit costs related to employees (including executive officers) of Penn Octane who provide services to Rio Vista based on actual time spent performing services between Penn Octane and the General Partner. In addition, Rio Vista purchases LPG from Penn Octane under a long-term supply agreement (the “LPG Supply Agreement”). The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane’s agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations.

Under the Omnibus Agreement, Penn Octane provides the General Partner with corporate staff and support services in connection with its management and operation of the assets of Rio Vista. These services include management and centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit and incentive compensation plans and other corporate services. Penn Octane is reimbursed for the costs and expenses it incurs in rendering these services using a percentage calculated based on the time spent by Penn Octane’s employees on Rio Vista’s business. Each Penn Octane employee involved with Rio Vista activities accounts for his or her time each month related to Rio Vista as a percentage of his or her total time worked. The General Partner calculates the general and administrative expenses that are allocated to Rio Vista using the cumulative percentage. Administrative and general expenses directly associated with providing services to Rio Vista (such as legal and accounting services) are not included in the above allocation of indirect costs, such expenses are charged directly to Rio Vista.

LPG Supply Agreement with Penn Octane

Under the LPG Supply Agreement, Rio Vista agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista will have no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane ceases to have the right to access the Leased Pipeline. The LPG Supply Agreement terminates on the earlier to occur of:

•	Penn Octane ceases to have the right to access the Leased Pipeline that connects to Rio Vista’s Brownsville Terminal Facility; or

•	Rio Vista ceases sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.

The price Rio Vista pays for LPG under the LPG Agreement is indexed to the price quoted by the Oil Price Information Service for Mt. Belvieu non-tet propane and non-tet normal butane, plus other costs and amounts based on a formula that takes into consideration operating costs to both Penn Octane and Rio Vista.

Under the terms of the LPG Supply Agreement and Omnibus Agreement, Penn Octane charged Rio Vista $33.9 million and $117.4 million for the years ended December 31, 2004 and December 31, 2005, respectively.

Distributions

Under the terms of Rio Vista’s partnership agreement, the General Partner is entitled to receive cash distributions from Rio Vista in accordance with a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared a distribution for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005.

Guarantees and Asset Pledged on Certain of Penn Octane’s Obligations

Rio Vista is liable as guarantor on the RZB Credit Facility and will continue to pledge all of its assets as collateral in connection with the RZB Credit Facility and other debt of Penn Octane. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.

The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $21.2 million at December 31, 2005, based on Penn Octane’s most recently filed Annual Report on Form 10-K, and the amounts were as follows (in millions):

LPG and fuel products trade payables	$16.9
Total debt	$1.7
Lines of credit	$.6
Letters of credit in excess of LPG and fuel products trade payables	$2.0

Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility and certain other debt total $36.0 million at December 31, 2005 and the unaudited amounts were as follows (in millions):

Accounts receivable	$12.4
Restricted cash	$5.7
Inventory	$2.9
Property, plant and equipment, net	$15.0

Rio Vista’s assets that are included in the above amounts are as follows (in millions):

Accounts receivable	$10.9
Restricted cash	$1.9
Inventory	$.3
Property, plant and equipment, net	$13.4

Rio Vista 2005 Equity Incentive Plan

On March 9, 2005, the board of managers of the General Partner of Rio Vista, approved the Rio Vista 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the Board of Managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the Compensation Committee of the board of managers. In addition, the board of managers may exercise any authority of the Compensation Committee under the 2005 Plan. Under the terms of the partnership agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

On March 9, 2005, the Board of Managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under Rio Vista’s 2005 Equity Incentive Plan. Of the total number of options granted, 78,125 were granted to certain Named Executive Officers of the General Partner and 15,000 were issued to outside managers of the General Partner (see below). The exercise price for the options is $12.51 per common unit, which is the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

Name	Rio Vista Warrants Granted	Exercise Price Per Common Unit ($)

Jerome B. Richter	31,250	12.51
Charles C. Handly	15,625	12.51
Ian T. Bothwell	15,625	12.51
Jerry L. Lockett	15,625	12.51
Richard R. Canney	5,000	12.51
Murray J. Feiwell	5,000	12.51
Douglas G. Manner	5,000	12.51

Penn Octane 2001 Warrant Plan

On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1,005,000 shares of Penn Octane common stock under Penn Octane’s 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 625,000 were granted to executive officers of Penn Octane (see below) and 255,000 were issued to outside directors of Penn Octane (see below). The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane’s common stock as reported by the Nasdaq Stock Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.

Name	Rio Vista Warrants Granted	Exercise Price Per Common Share ($)

Jerome B. Richter	250,000	1.50
Charles C. Handly	125,000	1.50
Ian T. Bothwell	125,000	1.50
Jerry L. Lockett	125,000	1.50
Stewart J. Paperin	85,000	1.50
Harvey L. Benenson	85,000	1.50
Emmett M. Murphy	85,000	1.50

Item 14.  Principal Accountant Fees and Services.

Rio Vista has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended December 31, 2004 and 2005:

	2004	2005

Audit Fees	$70,000	$243,000

Audit - Related Fees(3)	$-	$37,000

Tax Fees (1)	$7,000	$71,000

All Other Fees(2)	$-	$8,000

(1)	Represents fees billed for tax compliance, tax advice and tax planning services.
(2)	Represents fees related to the Mexican subsidiaries.
(3)	Represents fees related to the LPG Asset Sale.

The General Partner’s audit committee approves the engagement of its independent auditor to perform audit related services. The audit committee does not formally approve specific amounts to be spent on non-audit related services which in the aggregate do not exceed amounts to be spent on audit related services. In determining the reasonableness of audit fees, the audit committee considers historical amounts paid and the scope of services to be performed.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	Financial Statements and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Rio Vista Energy Partners L.P.

Report of Independent Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2004 and 2005

Consolidated Statements of Operations for the period from inception, July 10, 2003, to December 31, 2003, the year ended December 31, 2004 and the year ended December 31, 2005

Consolidated Statement of Partners’ Capital for the period from inception, July 10, 2003, to December 31, 2003, the year ended December 31, 2004 and the year ended December 31, 2005

Consolidated Statements of Cash Flows for the period from inception, July 10, 2003, to December 31, 2003, the year ended December 31, 2004 and the year ended December 31, 2005

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

b.	Exhibits.

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.

2.1
Distribution Agreement dated September 16, 2004 by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and Subsidiaries. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.1
Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.2
First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P. dated September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.3
Certificate of Limited Partnership of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.4
First Amended and Restated Limited Partnership Agreement of Rio Vista Operating Partnership L.P. dated September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.5
Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.6
Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement dated as of September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.7
Certificate of Formation of Rio Vista Operating GP LLC filed July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.8
Limited Liability Company Agreement of Rio Vista Operating GP LLC dated July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.9
Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed September 17, 2003. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

3.10
Amendment to Certificate of Limited Partnership of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

3.11
First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

3.12
First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

4.1
Specimen Unit Certificate for Common Units (contained in Exhibit 3.2). (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.1
Contribution, Conveyance and Assumption Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.2
Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.3
Purchase Contract made and entered into effective as of October 1, 2004 by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.4*
Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004 )(SEC File No. 000-50394).

10.5*
Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.6*
Rio Vista Energy Partners L.P. Unit option Agreement dated July 10, 2003 granted to Shore Capital LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.7*
Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.8
Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004 )(SEC File No. 000-50394).

10.9
Conveyance Agreement effective September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.10
Amendment No. 1 to Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.11
Lease dated October 20, 1993 between Brownsville Navigation District of Cameron County, Texas and Registrant with respect to Penn Octane’s land lease rights, including related amendment to the Lease dated as of February 11, 1994 and Purchase Agreement. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.12
Lease Amendment dated May 7, 1997 between Registrant and Brownsville Navigation District of Cameron County, Texas. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.13
Assignment of Easements from Penn Octane to Rio Vista Operating Partnership L.P. dated September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.14
Assignment of lease No. “2823” dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.15
Assignment of lease No. “3165” dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.16
Assignment of lease No. “3154” dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.17
Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.18
Guaranty & Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.19
General Security Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.20
General Security Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.21
Form of Amendment to Promissory Note (the “Note”) of Penn Octane Corporation (the “Company”) due December 15, 2003, and related agreements and instruments dated January 13, 2004, between Penn Octane Corporation and the holders of the Notes. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.22*
Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 12, 2005, SEC File No. 000-50394).

10.23
Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of June 4, 2005, by and between Rio Vista Energy Partners L.P. and P.M.I. Trading Limited (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.24
Purchase and Sale Agreement dated as of August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.25
Promissory note dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.26
Security agreement dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.27
Amended and Restated Consulting Agreement dated November 15, 2005 between Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

14.1	Code of Conduct of the Registrant. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 12, 2005, SEC File No. 000-50394).

The following Exhibits are filed as part of this report:

10.28	Amendment No. 1 to Purchase and Sale Agreement between Rio Vista Operating Partnership L.P., Penn Octane International, LLC and TransMontaigne Product Services Inc., dated January 26, 2006.

21	Subsidiaries of the Registrant

31.1	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

* indicates management contract or compensatory plan or arrangement.

All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, Rio Vista will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Ian T. Bothwell, Rio Vista Energy Partners L.P., 820 Gessner Road, Suite 1285, Houston, Texas 77024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RIO VISTA ENERGY PARTNERS L.P.
By: RIO VISTA GP LLC, GENERAL PARTNER

April 6, 2006	By:	/s/Ian T. Bothwell
Ian T. Bothwell
Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each capacity refers to the signer’s position with Rio Vista GP LLC, the general partner of the registrant.

Signature	Title	Date

/s/Charles C. Handly	Charles C. Handly	April 6, 2006
President and Chief Executive Officer (principal executive officer)

/s/Ian T. Bothwell	Ian T. Bothwell	April 6, 2006
Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)

/s/Jerry L. Lockett	Jerry L. Lockett	April 6, 2006
Vice President and Secretary

/s/Richard R. Canney	Richard R. Canney	April 6, 2006
Manager

/s/Murray J. Feiwell	Murray J. Feiwell	April 6, 2006
Manager

/s/Douglas G. Manner	Douglas G. Manner	April 6, 2006
Manager