Form 10-Q
period 2006-03-31
RIO VISTA ENERGY PARTNERS LP
filed 2006-05-22
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of common units outstanding on May 8, 2006 was 1,910,656.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

Part I
Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Rio Vista GP LLC,
  General Partner of Rio Vista Energy Partners L.P.

We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of March 31, 2006, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2006 and the consolidated statement of partners’ capital for the three months ended March 31, 2006. These interim consolidated financial statements are the responsibility of Rio Vista’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, partners’ capital and cash flows for the year ended December 31, 2005 (not presented herein); and in our report dated February 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated.

Our auditors’ report on Rio Vista’s financial statements as of December 31, 2005 included an explanatory paragraph referring to the matters discussed in Note N of those financial statements which raised substantial doubt about Rio Vista’s ability to continue as a going concern. As indicated in Note M to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about Rio Vista’s ability to continue as a going concern.

/s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
May 2, 2006

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2005	March 31, 2006 (Unaudited)

Current Assets
Cash	$26,000	$10,000
Restricted cash	1,907,000	855,000
Trade accounts receivable (less allowance for doubtful accounts of $0)	10,926,000	4,811,000
Inventories	262,000	236,000
Prepaid expenses and other current assets	5,000	27,000
Total current assets	13,126,000	5,939,000
Property, plant and equipment - net	13,394,000	13,198,000
Other non-current assets	15,000	17,000
Total assets	$26,535,000	$19,154,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2005	March 31, 2006 (Unaudited)
Current Liabilities
Note payable	$1,300,000	$1,300,000
Due to Penn Octane Corporation, net	11,582,000	4,754,000
Accounts payable	670,000	323,000
Mexican taxes payable	22,000	14,000
Accrued liabilities	762,000	785,000
Total current liabilities	14,336,000	7,176,000
Commitments and contingencies	-	-
Partners’ Capital
Common units	11,955,000	11,739,000
General partner’s equity	244,000	239,000
Total partners’ capital	12,199,000	11,978,000
Total liabilities and partners’ capital	$26,535,000	$19,154,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2006
Revenues	$28,557,000		$39,237,000
Cost of goods sold	27,238,000		38,551,000

Gross profit	1,319,000		686,000
Selling, general and administrative expenses
Legal and professional fees	242,000		237,000
Salaries and payroll related expenses	394,000		195,000
Other	391,000		360,000
	1,027,000		792,000
Operating income (loss)	292,000		(106,000)
Other income (expense)
Interest and LPG financing expense	(119,000)		(131,000)
Income (loss) before taxes	173,000		(237,000)
Provision for Mexican income taxes	1,000		14,000
Net income (loss)	$172,000	$	(251,000)

Net income (loss) allocable to the partners	$172,000	$	(251,000)
Less general partner’s interest in net income (loss)	3,000		(5,000)
Net income (loss) allocable to the common units	$169,000	$	(246,000)

Net income (loss) per common unit	$0.09	$	(0.13)
Net income (loss) per common unit assuming dilution	$0.08	$	(0.13)
Weighted average common units outstanding	1,910,656		1,910,656

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

	Common Units
	Units	Amount	General Partner	Total Partners’ Capital

Balance as of December 31, 2005	1,910,656	$11,955,000	$244,000	$12,199,000
Net loss	-	(246,000)	(5,000)	(251,000)
Cash distribution to partners	-	-	-	-
Unit-based payment expense	-	8,000	-	8,000
Loan discount on Penn Octane Corporation’s debt related to detachable warrants	-	22,000	-	22,000

Balance as of March 31, 2006 (unaudited)	1,910,656	$11,739,000	$239,000	$11,978,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31, 2005	March 31, 2006
Cash flows from operating activities:
Net loss	$172,000	$	(251,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	205,000		200,000
Amortization of loan discount related to detachable warrants	57,000		22,000
Unit-based payment expense	-		8,000
Changes in current assets and liabilities:
Accounts receivable	(879,000)		6,115,000
Inventories	2,000		26,000
Prepaid expenses and other current assets	(38,000)		(23,000)
Accounts payable	82,000		(347,000)
Due to Penn Octane Corporation, net	(2,152,000)		(6,828,000)
Accrued liabilities	(3,000)		23,000
Mexican taxes payable	1,000		(8,000)
Net cash used in operating activities	(2,553,000)		(1,063,000)
Cash flows from investing activities:
Capital expenditures	(7,000)		(4,000)
Other non-current assets	(1,000)		(1,000)
Net cash used in investing activities	(8,000)		(5,000)
Cash flows from financing activities:
Increase in restricted cash	3,061,000		1,052,000
Cash distributions to partners	(487,000)		-
Net cash provided by financing activities	2,574,000		1,052,000
Net increase (decrease) in cash	13,000		(16,000)
Cash at beginning of period	13,000		26,000
Cash at end of period	$26,000		$10,000
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest and LPG financing expense	$-		$20,000
Supplemental disclosures of noncash transactions:
Units and warrants issued and other	$422,000		$22,000

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

All of Rio Vista’s LPG operations are conducted through, and Rio Vista’s LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest and additional incentive distributions as provided in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.

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

Historically, until the date of the Spin-Off, Penn Octane sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation’s (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy’s La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista’s Brownsville Terminal Facility. In connection with Penn Octane’s lease agreement for the Leased Pipeline, Penn Octane has access up to 21,000,000 gallons of storage located in Markham, Texas (Markham Storage), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane’s long term supply agreement in effect as of March 31, 2006 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to 13,900,000 gallons of LPG per month although actual quantities supplied under such agreement for the three months ended March 31, 2006 averaged approximately 9,356,000 gallons of LPG per month.

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

The unaudited consolidated balance sheet as of March 31, 2006, the unaudited consolidated statements of operations for the three months ended March 31, 2005 and 2006 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2005 and 2006, have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of March 31, 2006, the unaudited consolidated results of operations for the three months ended March 31, 2005 and 2006 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2005 and 2006.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to prior period balances to conform in the current presentation. All reclassifications have been consistently applied to the periods presented.

NOTE B - UNIT-BASED PAYMENT

During the quarter ended March 31, 2006, Rio Vista adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In the quarter ended March 31, 2006, Rio Vista recorded unit-based payment expense of $8,000 under the fair-value provisions of SFAS 123R. Rio Vista utilizes unit-based awards as a form of compensation for employees, officers and directors.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B - UNIT-BASED PAYMENT - Continued

Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, Rio Vista’s pro forma net income, and net income per common unit would have been as follows for the three months ended March 31, 2005 :

Net income (loss) as reported		$172,000
Add: Unit-based employee compensation expense included in reported net loss		-
Less: Total unit-based employee compensation expense determined under fair value based method for all awards		(285,000)
Net income (loss) pro forma	$	(113,000)
Net income (loss) allocable to the common units pro forma	$	(111,000)
Net income (loss) per common unit, as reported		$.09
Net income (loss) per common unit, pro forma	$	( .06)
Net income (loss) per common unit assuming dilution, as reported		$.08
Net income (loss) per common unit assuming dilution, pro forma	$	( .06)

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C - INCOME (LOSS) PER COMMON UNIT

Income (loss) per common unit is computed on the weighted average number of units outstanding. During periods in which Rio Vista incurs losses, giving effect to common unit equivalents is not presented as it would be antidilutive.

The following tables present reconciliations from income (loss) per common unit to income (loss) per common unit assuming dilution (see note H for the warrants):

	For the three months ended March 31, 2005
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) allocable to the common units	$169,000

Basic EPS
Net income (loss) allocable to the common units	169,000	1,910,656	$0.09

Effect of Dilutive Securities
Warrants	-	85,686

Diluted EPS
Net income (loss) allocable to the common units	$169,000	1,996,342	$0.08

For the three months ended March 31, 2006
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) allocable to the common units	$ (246,000)

Basic EPS
Net income (loss) allocable to the common units	(246,000)	1,910,656	$ (0.13)

Effect of Dilutive Securities
Warrants	-	-

Diluted EPS
Net income (loss) allocable to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT

On August 15, 2005, Rio Vista and Penn Octane each entered into separate purchase and sale agreements (PSA’s) with TransMontaigne Product Services Inc. (TransMontaigne) which provide for the sale and assignment of all of their respective LPG assets and refined products assets (LPG Asset Sale) including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the lease of the Leased Pipeline, PMI sales agreement and Exxon Supply Contract (see note J). The purchase price is $10,100,000 for assets to be sold by Penn Octane and $17,400,000 for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s.

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

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (SEC) on September 27, 2005 pursuant to the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 pursuant to the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement to remove the requirement to dissolve upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

The following unaudited pro forma consolidated financial information (Pro Forma Statements) for Rio Vista gives effect to the LPG Asset Sale. The unaudited pro forma consolidated balance sheet assumes that the LPG Asset Sale was consummated on March 31, 2006. The unaudited pro forma consolidated statement of operations for the year ended March 31, 2006 assumes that the LPG Asset Sale was consummated as of January 1, 2006.

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

Rio Vista Energy Partners L.P. and Subsidiaries
PRO FORMA CONSOLIDATED BALANCE SHEET
(Unaudited)

	As Reported	Pro Forma		Pro Forma
	March 31, 2006	Adjustments		March 31, 2006
ASSETS
Current Assets
Cash	$10,000	$17,400,000	(1)	$15,751,000
		(1,326,000	)(1)
		(333,000	)(1)
Restricted cash	855,000			855,000
Trade accounts receivable	4,811,000			4,811,000
Inventories	236,000	(236,000	)(1)	-
Prepaid expenses and other current assets	27,000			27,000

Total current assets	5,939,000	15,505,000		21,444,000
Property, plant and equipment — net	13,198,000	(13,198,000	)(1)	-
Other non-current assets	17,000	—		17,000

Total assets	$19,154,000	$2,307,000		$21,461,000

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Note Payable	$1,300,000	$(1,300,000	)(1)	$-
Due to Penn Octane Corporation, net	4,754,000	336,000	(4)	5,090,000
Mexican taxes payable	14,000	—		14,000
Accounts payable	323,000	—		323,000
Accrued liabilities	785,000	(333,000	)(1)	521,000
		(26,000	)(1)
		95,000	(3)

Total current liabilities	7,176,000	(1,228,000)		5,948,000
Partners’ Capital	11,978,000			11,978,000
		3,966,000	(1)
		(95,000	)(3)
		(336,000	)(4)	3,535,000

Total partners’ capital	11,978,000	3,535,000		15,513,000

Total liabilities and partners’ capital	$19,154,000	$2,307,000		$21,461,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Rio Vista Energy Partners L.P. and Subsidiaries
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	As Reported	Pro Forma		Pro Forma
	March 31, 2006	Adjustments		March 31, 2006

Revenues	$39,237,000	$(39,237,000	)(2)	$-

Cost of Goods Sold	38,551,000	(38,551,000	)(2)	-

Gross Profit	686,000	(686,000)		-

Selling, general and administrative expenses
Legal and professional fees	237,000	(70,000	)(2)	167,000
Salaries and payroll related expenses	195,000	(30,000	)(2)	165,000
Other	360,000	(46,000	)(2)	314,000
	792,000	(146,000)		646,000

Operating income (loss)	(106,000)	(540,000)		(646,000)

Other income (expense)
Interest and LPG financing expense	(131,000)	131,000	(2)	-
Gain on LPG Asset Sale		3,744,000	(1)	3,744,000
		(339,000	)(4)	(339,000)
Income (loss) before taxes	(237,000)	2,996,000		2,759,000

Provision for Mexican income taxes	14,000	(14,000	)(2)	-

Net income (loss)	$(251,000)	$3,010,000		$2,759,000

Net income (loss) allocable to the partners	$(251,000)	$3,010,000		$2,759,000

Less general partner’s interest in net income (loss)	(5,000)	60,000		55,000

Net income (loss) allocable to the common units	$(246,000)	$2,950,000		$2,704,000

Net income (loss) per common unit	$(0.13)			$1.42

Net income (loss) per common unit assuming dilution	$(0.13)			$1.42

Weighted average common units outstanding	1,910,656			1,910,656

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Rio Vista Energy Partners L.P. and Subsidiaries
Notes to Pro Forma Consolidated Financial Information
March 31, 2006
(Unaudited)

(1)
To reflect the LPG Asset Sale, including net proceeds received, the payment by Rio Vista of the Mexican subsidiaries net working capital deficit estimated at $333,000, the payment of the TransMontaigne Note including accrued interest and the resulting gain. This amount does not assume any reductions to the purchase price other than in connection with the Mexican subsidiaries net working capital deficit as provided for in the PSA’s. (See adjustments 3 and 4 below which are related to the sale).

(2)	To eliminate revenues and expenses related to the LPG operations.

(3)	To accrue for estimated expenses associated with the LPG Asset Sale.

(4)	To accrue fee to Jerome B. Richter on the LPG Asset Sale (see note I).

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	March 31,
	2005	2006
Brownsville Terminal Facility	$173,000	$173,000
Building	3,631,000	3,631,000
Terminal facilities	374,000	374,000
Tank Farm	319,000	319,000
Leasehold improvements	226,000	226,000
Equipment	26,000	26,000
Truck	4,749,000	4,749,000

US - Mexico Pipelines and Matamoros Terminal Facility: (a)

U.S. Pipelines and Rights of Way	6,915,000	6,919,000
Mexico Pipelines and Rights of Way	993,000	993,000
Matamoros Terminal Facility	5,876,000	5,876,000
Land	705,000	705,000
Total	14,489,000	14,493,000

	19,238,000	19,242,000
Less: accumulated depreciation and amortization	(5,844,000)	(6,044,000)
	$13,394,000	$13,198,000

(a)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.

Property, plant and equipment, net of accumulated depreciation, includes $5,327,000 and $5,224,000 of costs, located in Mexico at December 31, 2005 and March 31, 2006, respectively.

NOTE F - INVENTORIES

Inventories are valued at the lower of FIFO cost or market (LCM) and consist of the following:

	December 31, 2005		March 31, 2006
	Gallons	LCM	Gallons	LCM
LPG:
Brownsville Terminal Facility and Matamoros Terminal Facility	239,000	$262,000	239,000	$236,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G - INCOME TAXES

Rio Vista is taxed as a Partnership under Code Section 701 of the Internal Revenue Code. All of Rio Vista’s income is taxed at the partner level, therefore, Rio Vista has no U.S. income tax expense or liability. Rio Vista’s Mexican subsidiaries incur income tax expense in Mexico on their taxable income. Mexican income tax expense for the three months ended March 31, 2005 and 2006 was $1,000 and $14,000, respectively. No deferred Mexican income tax expense was recorded for the three months ended March 31, 2006.

The Partnership’s significant basis differences between the tax bases and the financial statement bases of the Company’s asset and liabilities are the cost basis and depreciation differences of the Company’s depreciable assets and deferred interest costs on unexercised warrants. The net reversal of cost basis and depreciation differences varies considerably from limited partner to limited partner due to allocations under Section 734 and 743 of the Internal Revenue Code. The deferred interest cost for tax purposes is $1,408,000. Interest expense may or may not be recognized for tax purposes depending on the exercise of related warrants prior to their expiration.

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

In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista’s operations, as well as other provisions limiting the holders’ of common units ability to influence the manner or direction of management.

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

During March 2006, Rio Vista agreed to extend from December 15, 2006 to December 15, 2008 the expiration date on the Rio Vista warrants corresponding to the Notes then outstanding. The warrants were initially issued in connection with the December 15, 2003 amendment. In connection with the extension, Rio Vista recorded additional interest expense of approximately $22,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H - PARTNERS’ CAPITAL - Continued

Equity Incentive Plan

On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the partnership agreement and applicable rules of the Nasdaq Stock Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant. The board of managers has not yet determined if Rio Vista will grant any common unit options for the fiscal year 2006.

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

In addition to its 2% general partner interest, the General Partner is currently the holder of incentive distribution rights which entitled the holder to an increasing portion of cash distributions as described in the partnership agreement. As a result, cash distributions from Rio Vista are shared by the holders of the common units and the General Partner interest based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared any other distributions since May 2005.

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Litigation - Continued

The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs seek unspecified monetary damages. On December 29, 2005, Penn Octane, Rio Vista and Rio Vista’s subsidiaries filed a motion for removal of the case in the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2006, the U.S. District Court denied a motion by the plaintiffs to remand the case to state court and dismissed the case as to defendants other than Penn Octane Corporation. The court found that the plaintiffs failed to provide factual allegations sufficient to establish a possibility of recovery against Rio Vista or its subsidiaries. The plaintiffs filed a motion for reconsideration in which they added a new allegation that Rio Vista and its subsidiaries failed to properly odorize the LPG before the accident. Because of the new allegation by the plaintiffs, the U.S. District Court on May 2, 2006 reinstated Rio Vista and its subsidiaries as defendants and remanded the case to the Cameron County, Texas state court. In its remand order, the U.S. District Court noted that it had not found that the conduct of Rio Vista and its subsidiaries caused the injuries of the plaintiffs, but only that plaintiffs had made sufficient allegations to reinstate the Rio Vista defendants and return the case to state court. Penn Octane and Rio Vista believe that there is no factual basis to support the new allegation by the plaintiffs.

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

In October 2005 in a case captioned Rio Vista Operating Partnership L.P. vs. J. Guajardo, Jr. Farms, Inc., the Special Commissioners appointed by the District Court of Cameron County, Texas awarded $100,000 to a land owner in connection with the acquisition of a right of way by Rio Vista. The $100,000 was deposited into the Registry of the court on November 17, 2005. Rio Vista is currently appealing the $100,000 award. Subsequently the land owner has filed an inverse condemnation action against both Rio Vista and Penn Octane seeking damages of $1,800,000. In response to the Company’s motion, the Court granted partial summary judgment in favor of Rio Vista, holding that there are no compensable damages arising from an inverse condemnation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Credit Facility, Letters of Credit and Other

Rio Vista’s LPG purchases are financed entirely by Penn Octane. Penn Octane finances its purchases through its credit facility with RZB Finance, LLC (RZB).

As of March 31, 2006, Penn Octane had a $20,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of LPG and gasoline and diesel fuel (Fuel Products) in connection with Penn Octane’s fuel sales business. The RZB Credit Facility includes a $3,000,000 limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which Rio Vista’s Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane’s purchase of LPG under the RZB Credit Facility. Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.75% at March 31, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.

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

LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $61,000 and $89,000 for the three months ended March 31, 2005 and 2006, respectively.

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

The term of Mr. Richter’s consulting agreement shall continue until the earlier of November 26, 2006 or termination of the agreement upon 30 days written notice to the other party.

Concentrations of Credit Risk

Financial instruments that potentially subject Rio Vista to credit risk include cash balances at banks which at times exceed the federal deposit insurance limit.

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

Partnership Tax Treatment

Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista’s Mexican subsidiaries is included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted basis in Rio Vista.

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

Current Maturities of Debt Obligations

Current maturities of long-term debt of Penn Octane for which certain Rio Vista’s assets are pledged totaled $1,085,000 at March 31, 2006. The Notes were due December 15, 2005 and notes totaling $720,000 were paid in December 2005 and February 2006. Notes totaling $1,085,000 are still outstanding and have not been extended.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations

The dollar amounts of Penn Octane’s obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $17,175,000 at March 31, 2006 based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q and the amounts were as follows:

LPG and Fuel Products trade accounts payable	$8,975,000
Total debt	$1,259,000
Lines of credit	$4,716,000
Letters of credit in excess of LPG and Fuel Products trade accounts payable	$2,225,000

Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility and certain other debt total $31,687,000 at March 31, 2006 and the amounts were as follows:

Accounts receivable	$10,683,000
Restricted cash	$3,528,000
Inventory	$2,737,000
Property, plant and equipment, net	$14,739,000

Rio Vista’s assets that are included in the above amounts are as follows:

Accounts receivable	$4,811,000
Restricted cash	$855,000
Inventory	$236,000
Property, plant and equipment, net	$13,198,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - CONTRACTS

LPG Sales to PMI

PMI and Rio Vista operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (PMI Agreement). The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from Rio Vista pursuant to the PMI Agreement and the actual volumes purchased for the months January 2006 through March 2006.

Month	Minimum Contract Volumes	Actual Volumes Sold
	(gallons)	(gallons)

January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435

On March 31, 2006, the PMI Agreement expired. During the month of April 2006, Rio Vista sold LPG to PMI under a monthly contract which provided for volumes of approximately 6,000,000 gallons at prices similar to the PMI Agreement. During April 2006, PMI purchased approximately 6,000,000 gallons.

On April 28, 2006, Rio Vista received electronic confirmation (PMI Confirmation) from PMI of the terms of a new purchase and sale agreement for LPG for the period May 1, 2006 through March 31, 2007 (Term). The PMI Confirmation remains subject to execution of a definitive written agreement between Rio Vista and PMI. The PMI Confirmation provides that PMI does not have a financial obligation with respect to any shortfalls if volumes actually purchased are less than minimum volumes contained in the PMI Confirmation.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - CONTRACTS - Continued

LPG Sales to PMI - Continued

The minimum volumes and applicable margins contained in the PMI Confirmation are expected to provide Rio Vista with gross profit similar to the gross profit Rio Vista would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the PMI Confirmation. The following table sets forth the minimum monthly volume of LPG contained in the PMI Confirmation.

Month	Minimum Volume
(gallons)

May 2006	4,500,000
June 2006	4,500,000
July 2006	4,500,000
August 2006	4,500,000
September 2006	4,500,000
October 2006	8,100,000
November 2006	8,100,000
December 2006	9,000,000
January 2007	9,000,000
February 2007	8,100,000
March 2007	8,100,000

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

Under the terms of the LPG Supply Agreement and Omnibus Agreement, Penn Octane charged Rio Vista $27,280,000 and $38,166,000 for the three months ended March 31, 2005 and 2006, respectively.

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K - RELATED PARTY TRANSACTIONS - Continued

Omnibus Agreement

In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions and the provision of general administration and support services by Penn Octane.

The Omnibus Agreement prohibits Rio Vista from entering into any material agreement with Penn Octane without the prior approval of the conflicts committee of the board of managers of the General Partner. For purposes of the Omnibus Agreement, a material agreement is any agreement between Rio Vista and Penn Octane that requires aggregate annual payments in excess of $100,000.

The Omnibus Agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the conflicts committee of the General Partner if the amendment would adversely affect the unitholders of Rio Vista. The Omnibus Agreement has an initial term of five years that automatically renews for successive five-year terms and, other than the indemnification provisions, will terminate if Rio Vista is no longer an affiliate of Penn Octane.

NOTE L - MEXICAN OPERATIONS

Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines. Rio Vista’s consolidated Mexican affiliate, Tergas, owns the Matamoros Terminal Facility and has been granted the permit to operate the Matamoros Terminal Facility. Rio Vista relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by an unrelated party. Rio Vista has an option to purchase Tergas for a nominal price of approximately $5,000.

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M - REALIZATION OF ASSETS

The accompanying unaudited consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista has a loss from operations for the three months ended March 31, 2006 and has a deficit in working capital. Rio Vista is dependent on Penn Octane’s ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista’s only source of revenue is from sales of LPG to PMI and it operates under the PMI Confirmation which provides for monthly volumes and margins which are materially less than historical monthly volumes and margins. As a result, Penn Octane’s and Rio Vista’s gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such reductions in gross profit. The LPG Asset Sale has not closed and the TransMontaigne Note may be due on the earlier of the time of closing or 120 days following demand by TransMontaigne (see note D).

The minimum volumes and applicable margins contained in the PMI Confirmation are expected to provide Rio Vista with gross profit similar to the gross profit Rio Vista would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the PMI Confirmation. Actual volumes purchased by PMI under those prior agreements, however, exceeded minimum contractual amounts by approximately 35%. There is no assurance that PMI will purchase volumes as indicated in the PMI Confirmation or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the PMI Confirmation.

Assuming that the LPG Asset Sale does not close, Rio Vista projects that its gross profit from operations under the PMI Confirmation, based on the minimum volumes and applicable margins, will not provide sufficient cash flow for Rio Vista to pay its normal operating expenses through March 31, 2007 unless it can sufficiently reduce its operating expenses. Also, Rio Vista projects that monthly cash flows from LPG sales during the months of May 2006 through September 2006 will be less than during the months of October 2006 through March 2007 as a result of reduced monthly volumes committed to be purchased during May 2006 through September 2006. In addition, Rio Vista may be unable to make any necessary capital expenditures or to pay arrearages in distributions or to pay future distributions to its unitholders during the Term of the PMI Confirmation.

Assuming that the LPG Asset Sale does not close, Penn Octane projects that its gross profit from operations based on the minimum volumes and applicable margins contained in the PMI Confirmation will not provide sufficient cash flow to pay its normal operating expenses through March 31, 2007, assuming breakeven results from its Fuel Sales Business, unless it can sufficiently reduce its operating expenses. In addition, Penn Octane’s cash flow at the minimum volumes contained in the PMI Confirmation is projected not to be sufficient to pay its other obligations, including its secured debt. The Fuel Sales Business is a relatively new business and, as a result, Penn Octane does not believe it can rely on that portion of its business to provide sufficient additional cash flow.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M - REALIZATION OF ASSETS - Continued

Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on $1,085,000 of Penn Octane’s existing debt, the RZB Credit Facility and/or the TransMontaigne Note, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2005 contains an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane’s creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

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

To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to close the LPG Asset Sale. Because the LPG Asset Sale has not closed, management is seeking to reduce operating expenses. In the event the LPG Asset Sale is not closed, management may also continue to attempt to sell its LPG assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Rio Vista's liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2006) refer to Rio Vista’s fiscal year ending December 31.

Forward-Looking Statements

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should”, “estimates”, “projects” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, Rio Vista has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, potential acquisitions, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Brownsville and Matamoros Terminal Facilities, other upgrades to Rio Vista’s facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, LPG Asset Sale, the PMI Confirmation, guarantees, cash distributions, Qualifying Income, Penn Octane, partnership tax treatment, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005, Rio Vista’s Registration Statement on Form 10 as well as those discussed elsewhere in this Quarterly Report. These factors may not include all material risks facing Rio Vista.

Rio Vista Energy Partners L.P. and its consolidated subsidiaries are collectively hereinafter referred to as “Rio Vista”.

Purchase and Sale Agreements

On August 15, 2005, Rio Vista and Penn Octane each entered into separate purchase and sale agreements (PSA’s) with TransMontaigne Product Services Inc. (“TransMontaigne”) which provide for the sale and assignment of all of their respective LPG assets and refined products assets (the “LPG Asset Sale”) including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the lease of the Leased Pipeline, PMI sales agreement and Exxon Supply Contract (see note J to the unaudited consolidated financial statements). The purchase price is $10.1 million for assets to be sold by Penn Octane and $17.4 million for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s.

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

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (“SEC”) on September 27, 2005 pursuant to the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 pursuant to the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement to remove the requirement to dissolve upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

If the LPG Asset Sale is completed, Rio Vista intends to use the proceeds to fund working capital requirements and to pursue transactions intended to enhance unitholder value.

The following discusses Rio Vista’s existing its business, its results of operations and its liquidity and capital resources.

The following discussion of Rio Vista's results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein.

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

All of Rio Vista’s LPG operations are conducted through, and Rio Vista’s LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest and additional incentive distributions (see Liquidity and Capital Resources - Distributions of Available Cash) as provided in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.

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

Historically, until the date of the Spin-Off, Penn Octane sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline (the “Leased Pipeline”) which connects ExxonMobil Corporation’s (“Exxon”) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy’s La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista’s Brownsville Terminal Facility. In connection with Penn Octane’s lease agreement for the Leased Pipeline, Penn Octane may access up to 21.0 million gallons of storage located in Markham, Texas (the “Markham Storage”), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. Penn Octane’s long term supply agreements in effect as of March 31, 2006 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to 13.9 million gallons of LPG per month although actual quantities supplied under such agreement for the three months ended March 31, 2006 averaged approximately 9.4 million gallons of LPG per month.

LPG Sales

The following table shows Rio Vista's actual volumes sold to PMI in gallons and average sales price for LPG for the three months ended March 31, 2005 and 2006;

	March 31, 2005	March 31, 2006
Volume Sold
LPG (millions of gallons) - PMI	32.3	38.3

Average sales price
LPG (per gallon) - PMI	$0.88	$1.02

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

Results of Operations

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

Revenues. Revenues for the three months ended March 31, 2006, were $39.2 million compared with $28.6 million for the comparative period one year earlier, an increase of $10.6 million or 37.1%. Of this increase, $6.1 million was attributable to increased volumes of LPG sold to PMI during the three months ended March 31, 2006 and $4.7 million was attributable to increases in average sales prices of LPG sold to PMI during the three months ended March 31, 2006.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2006 was $38.6 million compared with $27.2 million for the three months ended March 31, 2005, an increase of $11.4 million or 41.5%. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Of this increase, $5.7 million was attributable to increases in the average costs of LPG sold to PMI during the three months ended March 31, 2006, $5.8 million was attributable to increased volumes of LPG sold to PMI during the three months ended March 31, 2006, and $0.2 million was attributable to increases in other direct costs associated with the LPG Business during the three months ended March 31, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses were $0.8 million for the three months ended March 31, 2006 compared with $1.0 million for the three months ended March 31, 2005, a decrease of $0.2 million or 25.0%. These costs were comprised of indirect selling general expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees. The decrease was principally attributable to reduced professional fees and payroll related costs during the three months ended March 31, 2006.

Other income (expense). Other expense was $(0.1) million for the three months ended March 31, 2006 compared with $(0.1) million for the three months ended March 31, 2005. Other expense is primarily comprised of interest expense allocated to Rio Vista by Penn Octane in connection with the RZB Credit Facility and amortization of loan discount related to detachable warrants.

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

Rio Vista has a loss from operations for the three months ended March 31, 2006 and has a deficit in working capital. Rio Vista is dependent on Penn Octane’s ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista’s only source of revenue is from sales of LPG to PMI and it operates under the PMI Confirmation which provides for monthly volumes and margins which are materially less than historical monthly volumes and margins. As a result, Penn Octane’s and Rio Vista’s gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such reductions in gross profit. The LPG Asset Sale has not closed and the TransMontaigne note will be due on the earlier of the time of closing or 120 days following demand by TransMontaigne (see note D to the unaudited consolidated financial statements).

The minimum volumes and applicable margins contained in the PMI Confirmation are expected to provide Rio Vista with gross profit similar to the gross profit Rio Vista would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the PMI Confirmation. Actual volumes purchased by PMI under those prior agreements, however, exceeded minimum contractual amounts by approximately 35%. There is no assurance that PMI will purchase volumes as indicated in the PMI Confirmation or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the PMI Confirmation.

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

Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations. Rio Vista has agreed to guarantee certain of Penn Octane’s obligations to creditors and all of Rio Vista’s assets are pledged as collateral for those obligations of Penn Octane to such creditors. In addition, Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2.5 million. However, the Internal Revenue Service (the “IRS”) may review Penn Octane’s federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off. Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder. As a result of the pledge of the collateral, Rio Vista may be unable to obtain financing using these pledged assets as collateral and Rio Vista’s inability to borrow on these assets may adversely affect Rio Vista’s results of operations and ability to make distributions to its unitholders. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default exists, under Penn Octane’s revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

The following table reflects cash flows for the three months ended March 31, 2005 and 2006. All information is in thousands.

	For the three months ended March 31, 2005		For the three months ended March 31, 2006

Net cash (used in) operating activities	$	(2,553)	$	(1,063)
Net cash (used in) investing activities		(8)		(5)
Net cash provided by in financing activities		2,574		1,052
Net increase (decrease) in cash		$13		$(16)

The following is a discussion of the guaranteed obligations:

RZB Obligation

Rio Vista’s LPG purchases are financed entirely by Penn Octane. Penn Octane finances its purchases through its credit facility with RZB Finance, LLC (“RZB”). As of March 31, 2006, Penn Octane had a $20.0 million credit facility with RZB for demand loans and standby letters of credit (the “RZB Credit Facility”) to finance Penn Octane’s purchases of LPG and gasoline and diesel fuel (“Fuel Products”) in connection with Penn Octane’s fuel sales business. The RZB Credit Facility includes a $3.0 million limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the “District”) for the land on which Rio Vista’s Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane’s purchase of LPG under the RZB Credit Facility. Under the RZB Credit Facility, Penn Octane is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.75% at March 31, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.

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

LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $61,000 and $89,000 for the years ended March 31, 2005 and 2006, respectively.

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

If the LPG Asset Sale is completed, the Company expects that the RZB Credit Facility will be restructured and/or reduced.

Current Maturities of Debt Obligations

Current maturities of long-term debt of Penn Octane for which certain of Rio Vista’s assets are pledged totaled $1.1 million at March 31, 2006. The Notes were due December 15, 2005 and notes totaling $720,000 were paid in December 2005 and February 2006. Notes totaling $1.1 million are still outstanding and have not been extended.

Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations

The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $17.2 million at March 31, 2006, based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q, and the amounts were as follows (in millions):

LPG and Fuel Products trade payables	$9.0
Total debt	$1.3
Lines of credit	$4.7
Letters of credit in excess of LPG and Fuel Products trade payables	$2.2

Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility and certain other debt total $31.6 million at March 31, 2006 and the amounts were as follows (in millions):

Accounts receivable	$10.7
Restricted cash	$3.5
Inventory	$2.7
Property, plant and equipment, net	$14.7

Rio Vista’s assets that are included in the above amounts are as follows (in millions):

Accounts receivable	$4.8
Restricted cash	$.9
Inventory	$.2
Property, plant and equipment, net	$13.2

The following is a summary of Rio Vista’s estimated minimum contractual obligations as of March 31, 2006.

	Payments due by Period (Amounts in Millions)
		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$1.3	$1.3	$-	$-	$-
Operating Leases	.1	.1	-	-	-
LPG Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$1.4	$1.4	$-	$-	$-

The following is a summary of Rio Vista’s estimated minimum commercial obligations as of March 31, 2006, based on Penn Octane’s most recently filed Form 10-Q as of March 31, 2006.

Amount of Commitment Expiration Per Period (Amounts in Millions)
	Total Amounts	Less than	1 - 3	4 - 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years

Lines of Credit	$-	$-	$-	$-	$-
Standby Letters of Credit	-	-	-	-	-
Guarantees	17.2	17.2	-	-	-
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A
Total Commercial Commitments	$17.2	$17.2	$-	$-	$-

If Penn Octane’s cash flow from operations is not adequate to satisfy such payment of liabilities and obligations and/or tax liabilities when due and Rio Vista is unable to satisfy its guarantees and /or tax indemnification agreement, Penn Octane and/or Rio Vista may be required to pursue additional debt and/or equity financing. In such event, management of Penn Octane and the General Partner do not believe that Penn Octane and/or Rio Vista would be able to obtain such financing from traditional commercial lenders. In addition, there can be no assurance that such additional financing will be available on terms attractive to Penn Octane and/or Rio Vista or at all. If additional financing is available through the sale of Penn Octane’s and/or Rio Vista’s equity and/or other securities convertible into equity securities through public or private financings, substantial and immediate dilution may occur. There is no assurance that Rio Vista would be able to raise any additional capital if needed. If additional financing cannot be accomplished and Rio Vista is unable to pay its liabilities and obligations when due or to restructure certain of Penn Octane’s liabilities and obligations, Rio Vista may suffer material adverse consequences to its business, financial condition and results of operations.

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

Partnership Tax Treatment. See note I to the unaudited consolidated financial statements for discussion of partnership tax treatment.

Litigation. See note I to the unaudited consolidated financial statements for the litigation discussion.

Consulting Agreement. See note I to the unaudited consolidated financial statements for discussion of Mr. Richter’s consulting agreement.

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

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared any other distributions since May 2005.

Rio Vista’s ability to make distributions will continue to be adversely impacted if sales to PMI are not at sufficient volumes and margins, payments are required on its guarantees, expenses increase, Rio Vista is unable to obtain additional financing on its pledged assets or the LPG Asset Sale does not close. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it may lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista’s revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be unable to resume the quarterly distributions to unitholders or pay any arrearages, and Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

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

The following is a reconciliation of Rio Vista’s consolidated net income to distributable cash flow for the three months ended March 31, 2005 and 2006.

	Three Months Ended
	March 31, 2005	March 31, 2006

Net income (loss)	$172,000	$	(251,000)
Plus interest and LPG financing expense and taxes, net	119,000		145,000
Plus depreciation and amortization	205,000		200,000
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)	496,000		94,000
Plus other non-cash expenses	-		8,000
Less cash interest, LPG financing expense and taxes, net	(61,000)		(122,000)
Distributable cash flow (deficit)	435,000		(20,000)
Distributable cash flow (deficit) applicable to general partner	(9,000)		-
Distributable cash flow (deficit) applicable to limited partners	$426,000	$	(20,000)

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

Sales to PMI. PMI and Rio Vista operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (the “PMI Agreement”). The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from Rio Vista pursuant to the PMI Agreement and the actual volumes purchased for the months January 2006 through March 2006.

Month	Minimum Contract Volumes	Actual Volumes Sold
	(gallons)	(gallons)

January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435

On March 31, 2006, the PMI Agreement expired. During the month of April 2006, Rio Vista sold LPG to PMI under a monthly contract which provided for volumes of approximately 6.0 million gallons at prices similar to the PMI Agreement. During April 2006, PMI purchased approximately 6.0 million gallons.

On April 28, 2006, Rio Vista received electronic confirmation (the “PMI Confirmation”) from PMI of the terms of a new purchase and sale agreement for LPG for the period May 1, 2006 through March 31, 2007 (the “Term”). The PMI Confirmation remains subject to execution of a definitive written agreement between Rio Vista and PMI. The PMI Confirmation provides that PMI does not have a financial obligation with respect to any shortfalls if volumes actually purchased are less than minimum volumes contained in the PMI Confirmation.

The minimum volumes and applicable margins contained in the PMI Confirmation are expected to provide Rio Vista with gross profit similar to the gross profit Rio Vista would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the PMI Confirmation. The following table sets forth the minimum monthly volume of LPG contained in the PMI Confirmation.

Month	Minimum Volume
(gallons)

May 2006	4,500,000
June 2006	4,500,000
July 2006	4,500,000
August 2006	4,500,000
September 2006	4,500,000
October 2006	8,100,000
November 2006	8,100,000
December 2006	9,000,000
January 2007	9,000,000
February 2007	8,100,000
March 2007	8,100,000

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

Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines. Rio Vista’s consolidated Mexican affiliate, Tergas, owns the Matamoros Terminal Facility and has been granted the permit to operate the Matamoros Terminal Facility. Rio Vista relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by an unrelated party. Rio Vista has an option to purchase Tergas for a nominal price of approximately $5,000.

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

In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista’s operations, as well as other provisions limiting the holders’ of common units ability to influence the manner or direction of management.

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

Options and Warrants

Common Unit Warrants. During January 2004, in connection with $1.8 million of debt obligations of Penn Octane, Penn Octane agreed to issue an aggregate of 110,250 warrants to purchase Rio Vista common units (“Rio Vista Warrants”) at an exercise price of $5.00 per common unit and recorded a discount of approximately $422,000 which was reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. The Rio Vista Warrants will expire on December 15, 2006.

During March 2006, Rio Vista agreed to extend from December 15, 2006 to December 15, 2008 the expiration date on the Rio Vista warrants corresponding to the Notes then outstanding. The warrants were initially issued in connection with the December 15, 2003 amendment of the Notes. In connection with the extension, Rio Vista recorded additional interest expense of approximately $22,000.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005.

On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. In addition, the board of managers may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the partnership agreement and applicable rules of the Nasdaq Stock Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant. The board of managers has not yet determined if Rio Vista will grant any common unit options for the fiscal year 2006.

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

Omnibus Agreement. In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions and the provision of general administration and support services by Penn Octane.

The Omnibus Agreement prohibits Rio Vista from entering into any material agreement with Penn Octane without the prior approval of the conflicts committee of the board of managers of the General Partner. For purposes of the Omnibus Agreement, a material agreement is any agreement between Rio Vista and Penn Octane that requires aggregate annual payments in excess of $100,000.

The Omnibus Agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the conflicts committee of the General Partner if the amendment would adversely affect the unitholders of Rio Vista. The Omnibus Agreement has an initial term of five years that automatically renews for successive five-year terms and, other than the indemnification provisions, will terminate if Rio Vista is no longer an affiliate of Penn Octane.

Realization of Assets. The accompanying unaudited consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista has a loss from operations for the three months ended March 31, 2006 and has a deficit in working capital. Rio Vista is dependent on Penn Octane’s ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista’s only source of revenue is from sales of LPG to PMI and it operates under the PMI Confirmation which provides for monthly volumes and margins which are materially less than Penn Octane’s historical monthly volumes and margins. As a result, Penn Octane’s and Rio Vista’s gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such reductions in gross profit. The LPG Asset Sale has not closed and the TransMontaigne Note may be due on the earlier of the time of closing or 120 days following demand by TransMontaigne (see note D to the unaudited consolidated financial statements).

The minimum volumes and applicable margins contained in the PMI Confirmation are expected to provide Rio Vista with gross profit similar to the gross profit Rio Vista would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on the lower volume levels contained in the PMI Confirmation. Actual volumes purchased by PMI under those prior agreements, however, exceeded minimum contractual amounts by approximately 35%. There is no assurance that PMI will purchase volumes as indicated in the PMI Confirmation or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the PMI Confirmation.

Assuming that the LPG Asset Sale does not close, Rio Vista projects that its gross profit from operations under the PMI Confirmation, based on the minimum volumes and applicable margins contained in the PMI Confirmation, will not provide sufficient cash flow for Rio Vista to pay its normal operating expenses through March 31, 2007 unless it can sufficiently reduce its operating expenses. Also, Rio Vista projects that monthly cash flows from LPG sales during the months of May 2006 through September 2006 will be less than during the months of October 2006 through March 2007 as a result of reduced monthly volumes committed to be purchased during May 2006 through September 2006. In addition, Rio Vista may be unable to make any necessary capital expenditures or to pay arrearages in distributions or to pay future distributions to its unitholders during the Term of the PMI Confirmation.

Assuming that the LPG Asset Sale does not close, Penn Octane projects that its gross profit from operations based on the minimum volumes and applicable margins contained in the PMI Confirmation will not provide sufficient cash flow to pay its normal operating expenses through March 31, 2007, assuming breakeven results from its Fuel Sales Business, unless it can sufficiently reduce its operating expenses. In addition, Penn Octane’s cash flow at the minimum volumes contained in the PMI Confirmation is projected not to be sufficient to pay its other obligations, including its secured debt. The Fuel Sales Business is a relatively new business and, as a result, Penn Octane does not believe it can rely on that portion of its business to provide sufficient additional cash flow.

Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on $1,085,000 of Penn Octane’s existing debt, the RZB Credit Facility and/or the TransMontaigne Note, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2005 contains an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane’s creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

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

To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to close the LPG Asset Sale. Because the LPG Asset Sale has not closed, management is seeking to reduce operating expenses. In the event the LPG Asset Sale is not closed, management may also continue to attempt to sell its LPG assets.

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

Critical Accounting Policies

The unaudited consolidated financial statements of Rio Vista reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to Rio Vista’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, “Summary of Significant Accounting Policies”. Rio Vista believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.

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

Unit-based payment - Rio Vista accounts for unit-based payment using the provisions of SFAS 123R (fair value method).

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

Item 4. Controls and Procedures.

The General Partner’s management, including the principal executive officer and principal financial officer, are responsible for establishing and maintaining disclosure controls and procedures and internal controls and therefore have conducted an evaluation of Rio Vista’s disclosure controls and procedures and internal controls, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of March 31, 2006. Based on their evaluation, Penn Octane’s principal executive officer and principal accounting officer concluded that Rio Vista’s disclosure controls and procedures and internal controls are effective.

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

See note I to Rio Vista’s unaudited consolidated financial statements included in this Report.

Item 1A.    Risk Factors

Business Factors. Beginning with the expiration of the liquefied petroleum gas (“LPG”) sales contract between Penn Octane and P.M.I. Trading Limited (“PMI”) on March 31, 2004 and continuing through the PMI Confirmation entered into with PMI effective May 1, 2006, Rio Vista and Penn Octane have experienced materially lower LPG sales volumes and margins that have adversely affected Rio Vista’s results of operations. Rio Vista has only one customer for LPG in Mexico, PMI. Rio Vista cannot be sure that PMI will purchase volumes as indicated in the PMI Confirmation or that PMI will continue to purchase LPG from Rio Vista or in quantities or at prices that are profitable upon the expiration of the PMI Confirmation. There are a limited number of suppliers of LPG that connect to Rio Vista’s pipelines and a limited supply of LPG. Rio Vista may lose its competitive advantage when Penn Octane’s Seadrift pipeline lease expires in 2013. Rio Vista may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. Rio Vista may not have sufficient cash to meet its obligations. All of Rio Vista’s assets are pledged as collateral for existing debt of Penn Octane, and Rio Vista therefore may be unable to obtain additional financing collateralized by such assets. Rio Vista is at risk of economic loss due to fixed margin contracts. If Rio Vista cannot develop sufficient capital resources for acquisitions or opportunities for expansion, Rio Vista’s growth will be limited. Future acquisitions and expansions may not be successful, may substantially increase Rio Vista’s indebtedness and contingent liabilities, and may create integration difficulties. Rio Vista‘s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted. Rio Vista’s business would also be adversely affected if the operations of Rio Vista’s customers or suppliers (including Penn Octane) were interrupted.

LPG Asset Sale. There can be no assurance that the LPG Asset Sale will be completed according to the terms contained in the PSA’s or according to different terms or at all. Even if the LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. If the LPG Asset Sale is completed the RZB Credit Facility may be restructured and/or reduced. A continued delay of or inability to close the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations. See the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Purchase and Sale Agreements.

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

Projections. Projections, estimates and descriptions of Rio Vista’s plans and objectives included or incorporated in Part I. Items 1. and 2. and Part II. Items 1. and 1A. are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are incorporated by reference to previously filed reports, as noted.

Exhibit No.

10.1    Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of June 4, 2005, by and between Rio Vista Energy Partners L.P. and P.M.I. Trading Limited (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.2    Purchase and Sale Agreement dated as of August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.3            Amendment No. 1 to Purchase and Sale Agreement between Rio Vista Operating Partnership L.P., Penn Octane International, LLC and TransMontaigne Product Services Inc., dated January 26, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on April 6, 2006, SEC File No. 000-50394).

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

10.7    First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

10.8    First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

The following Exhibits are filed as part of this report:

Exhibit No.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, Rio Vista will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of a request) together with a request addressed to Ian T. Bothwell, Rio Vista Energy Partners L.P., 820 Gessner Road, Suite 1285, Houston, Texas 77024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RIO VISTA ENERGY PARTNERS L.P.

May 22, 2006	By:	/s/Ian T. Bothwell
Ian T. Bothwell
Chief Financial Officer (principal accounting and financial officer) of Rio Vista GP LLC, general partner of Rio Vista Energy Partners L.P.