Form 10-Q
period 2006-06-30
RIO VISTA ENERGY PARTNERS LP
filed 2006-08-14
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The number of common units outstanding on August 4, 2006 was 1,910,656.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

Part I
Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Rio Vista GP LLC,
General Partner of Rio Vista Energy Partners L.P.

We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of June 30, 2006, the consolidated statements of operations for the three months and six months ended June 30, 2005 and 2006 and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2006 and the consolidated statement of partners' capital for the six months ended June 30, 2006. These interim consolidated financial statements are the responsibility of Rio Vista's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, partners' capital and cash flows for the year ended December 31, 2005 (not presented herein); and in our report dated February 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated.

Our auditors' report on Rio Vista's financial statements as of December 31, 2005 included an explanatory paragraph referring to the matters discussed in Note N of those financial statements which raised substantial doubt about Rio Vista's ability to continue as a going concern. As indicated in Note M to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about Rio Vista's ability to continue as a going concern.

/s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
July 31, 2006

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2005	June 30, 2006 (Unaudited)

Current Assets
Cash	$26,000	$20,000
Restricted cash	1,907,000	706,000
Trade accounts receivable (less allowance for doubtful accounts of $0)	10,926,000	3,731,000
Inventories	262,000	258,000
Prepaid expenses and other current assets	5,000	18,000
Total current assets	13,126,000	4,733,000
Property, plant and equipment - net	13,394,000	12,838,000
Other non-current assets	15,000	14,000
Total assets	$26,535,000	$17,585,000

The accompanying notes and accountants' report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND PARTNERS' CAPITAL

	December 31, 2005	June 30, 2006 (Unaudited)
Current Liabilities
Note payable	$1,300,000	$1,300,000
Due to Penn Octane Corporation, net	11,582,000	3,719,000
Accounts payable	670,000	280,000
Mexican taxes payable	22,000	50,000
Accrued liabilities	762,000	692,000
Total current liabilities	14,336,000	6,041,000
Commitments and contingencies	-	-
Partners' Capital
Common units	11,955,000	11,313,000
General partner's equity	244,000	231,000
Total partners' capital	12,199,000	11,544,000
Total liabilities and partners' capital	$26,535,000	$17,585,000

The accompanying notes and accountants' report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2005		June 30, 2006		June 30, 2005		June 30, 2006
Revenues		$18,309,000		$21,299,000		$46,866,000		$60,537,000
Cost of goods sold		17,770,000		20,958,000		45,008,000		59,510,000
Gross profit		539,000		341,000		1,858,000		1,027,000
Selling, general and administrative expenses
Legal and professional fees		401,000		214,000		643,000		451,000
Salaries and payroll related expenses		356,000		147,000		750,000		342,000
Other		330,000		277,000		721,000		637,000
		1,087,000		638,000		2,114,000		1,430,000
Operating loss		(548,000)		(297,000)		(256,000)		(403,000)
Other income (expense)
Interest and LPG financing expense		(155,000)		(122,000)		(273,000)		(253,000)
Loss before taxes		(703,000)		(419,000)		(529,000)		(656,000)
Provision for Mexican income taxes		25,000		15,000		26,000		29,000
Net loss	$	(728,000)	$	(434,000)	$	(555,000)	$	(685,000)

Net loss allocable to the partners	$	(728,000)	$	(434,000)	$	(555,000)	$	(685,000)
Less general partner's interest in net loss		15,000		9,000		11,000		13,000
Net loss allocable to the common units	$	(713,000)	$	(425,000)	$	(544,000)	$	(672,000)

Net loss per common unit	$	(0.37)	$	(0.22)	$	(0.28)	$	(0.35)
Net loss per common unit assuming dilution	$	(0.37)	$	(0.22)	$	(0.28)	$	(0.35)
Weighted average common units outstanding		1,910,656		1,910,656		1,910,656		1,910,656

The accompanying notes and accountants' report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

(Unaudited)

	Common Units
	Units	Amount	General Partner	Total Partners' Capital

Balance as of December 31, 2005	1,910,656	$11,955,000	$244,000	$12,199,000
Net loss	-	(672,000)	(13,000)	(685,000)
Cash distribution to partners	-	-	-	-
Unit-based payment expense	-	8,000	-	8,000
Loan discount on Penn Octane Corporation's debt related to detachable warrants	-	22,000	-	22,000

Balance as of June 30, 2006 (unaudited)	1,910,656	$11,313,000	$231,000	$11,544,000

The accompanying notes and accountants' report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30, 2005		June 30, 2006
Cash flows from operating activities:
Net loss	$	(555,000)	$	(685,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		409,000		402,000
Amortization of loan discount related to detachable warrants		173,000		22,000
(Gain) loss on sale of assets		(24,000)		74,000
Stock based compensation		-		8,000
Changes in current assets and liabilities:
Trade accounts receivable		4,039,000		7,195,000
Inventories		(4,000)		4,000
Prepaid expenses and other current assets		(6,000)		(13,000)
Accounts payable		-		(389,000)
Due to Penn Octane Corporation, net		(6,481,000)		(7,863,000)
Accrued liabilities		275,000		(70,000)
Mexican taxes payable		(3,000)		27,000
Net cash used in operating activities		(2,177,000)		(1,288,000)
Cash flows from investing activities:
Capital expenditures		(60,000)		(51,000)
Proceeds from the sale of land		175,000		131,000
Other non-current assets		4,000		1,000
Net cash provided by investing activities		119,000		81,000
Cash flows from financing activities:
Decrease in restricted cash		3,037,000		1,201,000
Cash distributions to partners		(975,000)		-
Net cash provided by financing activities		2,062,000		1,201,000
Net increase (decrease) in cash		4,000		(6,000)
Cash at beginning of period		13,000		26,000
Cash at end of period		$17,000		$20,000
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest and LPG financing expense		$-		$63,000
Supplemental disclosures of noncash transactions:
Units and warrants issued and other		$422,000		$22,000

The accompanying notes and accountants' report are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - ORGANIZATION

Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (Assets) to Rio Vista Operating Partnership L.P. (RVOP) (ii) the transfer of Penn Octane's 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding capital and 100% of Rio Vista's limited partnership interests. The remaining 2% represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane at June 30, 2006. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as "Rio Vista".

As a result of the Spin-Off, Rio Vista is engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). Rio Vista owns and operates LPG terminal facilities in Brownsville, Texas (Brownsville Terminal Facility) and in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility (see note D). The primary market for Rio Vista's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Rio Vista's primary customer for LPG is P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from Rio Vista is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico.

All of Rio Vista's LPG operations are conducted through, and Rio Vista's LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest and additional incentive distributions as provided in Rio Vista's partnership agreement. The General Partner has sole responsibility for conducting Rio Vista's business and for managing Rio Vista's operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Rio Vista's business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista's behalf.

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

Historically, until the date of the Spin-Off, Penn Octane sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista's Brownsville Terminal Facility. Penn Octane's long term supply agreement in effect as of June 30, 2006 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to 13,900,000 gallons of LPG per month although actual quantities supplied under such agreement for the three months ended June 30, 2006 averaged approximately 9,400,000 gallons of LPG per month.

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

The unaudited consolidated balance sheet as of June 30, 2006, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2005 and 2006 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2005 and 2006, have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of June 30, 2006, the unaudited consolidated results of operations for the three months and six months ended June 30, 2005 and 2006 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2005 and 2006.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the Rio Vista's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to prior period balances to conform in the current presentation. All reclassifications have been consistently applied to the periods presented.

NOTE B - UNIT-BASED PAYMENT

During the quarter ended March 31, 2006, Rio Vista adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123R) using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In the three and six months ended June 30, 2006, Rio Vista recorded unit-based payment expense of $0 and $8,000, respectively, under the fair-value provisions of SFAS 123R. Rio Vista utilizes unit-based awards as a form of compensation for employees, officers and directors.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B - UNIT-BASED PAYMENT - Continued

Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, Rio Vista's pro forma net income, and net income per common unit would have been as follows for the three months and six months ended June 30, 2005:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
Net income (loss) as reported	$	(728,000)	$	(555,000)
Add: Unit-based employee compensation expense included in reported net loss		-		-
Less: Total unit-based employee compensation expense determined under fair value based method for all awards		(12,000)		(297,000)
Net income (loss) pro forma		(740,000)		(852,000)
Net income (loss) allocable to the common units pro forma		(725,000)		(835,000)
Net income (loss) per common unit, as reported		(0.37)		(0.28)
Net income (loss) per common unit, pro forma		(0.38)		(0.44)
Net income (loss) per common unit assuming dilution, as reported		(0.37)		(0.28)
Net income (loss) per common unit assuming dilution, pro forma		(0.38)		(0.44)

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

The following tables present reconciliations from income (loss) per common unit to income (loss) per common unit assuming dilution (see note H for the warrants):

For the three months ended June 30, 2005
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) allocable to the common units	$ (713,000)

Basic EPS
Net income (loss) allocable to the common units	(713,000)	1,910,656	$ (0.37)

Effect of Dilutive Securities
Warrants	-	-

Diluted EPS
Net income (loss) allocable to the common units	N/A	N/A	N/A

For the three months ended June 30, 2006
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) allocable to the common units	$ (425,000)

Basic EPS
Net income (loss) allocable to the common units	(425,000)	1,910,656	$ (0.22)

Effect of Dilutive Securities
Warrants	-	-

Diluted EPS
Net income (loss) allocable to the common units	N/A	N/A	N/A

For the six months ended June 30, 2005
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) allocable to the common units	$ (544,000)

Basic EPS
Net income (loss) allocable to the common units	(544,000)	1,910,656	$ (0.28)

Effect of Dilutive Securities
Warrants	-	-

Diluted EPS
Net income (loss) allocable to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C - INCOME (LOSS) PER COMMON UNIT - Continued

For the six months ended June 30, 2006
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) allocable to the common units	$ (672,000)

Basic EPS
Net income (loss) allocable to the common units	(672,000)	1,910,656	$ (0.35)

Effect of Dilutive Securities
Warrants	-	-

Diluted EPS
Net income (loss) allocable to the common units	N/A	N/A	N/A

NOTE D - PURCHASE AND SALE AGREEMENT

On August 15, 2005, Rio Vista and Penn Octane each entered into separate purchase and sale agreements (PSA's) with TransMontaigne Product Services Inc. (TransMontaigne) which provided for the sale and assignment of all of their respective LPG assets and refined products assets (LPG Asset Sale) including the Brownsville Terminal Facility, the refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, assignment of the lease of the Leased Pipeline, PMI sales agreement and Exxon Supply Contract (see note J) and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista's Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way. The purchase price was $10,100,000 for assets to be sold by Penn Octane and $17,400,000 for assets to be sold by Rio Vista.

In connection with the PSA's, TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note) which was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC (RZB) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA's and for working capital purposes. If the LPG Asset Sale does not occur and Rio Vista does not pay the TransMontaigne Note in accordance with its terms, Rio Vista is required to convey title to the Collateral to TransMontaigne and to lease the Collateral from TransMontaigne for $10,000 per month until such time as Rio Vista pays the $1,300,000, in addition to the lease payments, to TransMontaigne. In the event of a conveyance of the title to the Collateral, no further interest payments would be required under the TransMontaigne Note. If the $1,300,000 is repaid to TransMontaigne, the lease payments will cease and title to the Collateral will be re-conveyed to Rio Vista.

The closing of the LPG Asset Sale was subject to several conditions, including TransMontaigne's satisfactory completion of its due diligence review, including financial, business, environmental and legal, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA's provided that any party could terminate the agreements if closing did not occur on or before October 31, 2005. None of the parties elected to terminate the agreements and the parties continued to work towards the closing of the LPG Asset Sale.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

On August 11, 2006, Penn Octane and TransMontaigne entered into an amended and restated purchase and sale agreement (Penn Octane Restated PSA) with an effective date of August 15, 2006, which provides for the sale and assignment of all of Penn Octane's LPG assets, including assignment of the lease of the Leased Pipeline and the Exxon Supply Contract, on terms substantially similar to Penn Octane's PSA. Penn Octane will retain assets related to its Fuel Sales Business, and its interest in the General Partner. The purchase price for assets to be sold under the Penn Octane Restated PSA is $10,100,000, subject to certain adjustments. The Penn Octane Restated PSA provides for a closing date no sooner than August 22, 2006 and is subject to several conditions, including the concurrent closing of the Rio Vista Restated PSA (see below), the assignment of LPG related contracts, the consent of RZB and the modification satisfactory to TransMontaigne of the temporary injunction issued on June 13, 2006 (see note I). The Penn Octane Restated PSA provides that any party can terminate the agreement if closing does not occur on or before October 1, 2006.

Also on August 11, 2006, Rio Vista and TransMontaigne entered into an amended and restated purchase and sale agreement (Rio Vista Restated PSA) with an effective date of August 15, 2006, which provides for the sale and assignment of only the LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located, (collectively, the Brownsville Terminal Assets) and assignment of the 2006 PMI Agreement (see note J) (Brownsville Terminal Assets and the 2006 PMI Agreement collectively, the Acquired Assets). Rio Vista will retain its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista's Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the Retained Assets). The purchase price for the Acquired Assets under the Rio Vista Restated PSA is $8,300,000, subject to certain adjustments. In addition, under the Rio Vista Restated PSA, TransMontaigne has agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the 2006 PMI Agreement (LPG Transportation Agreement). Rio Vista has agreed not to transport LPG through Rio Vista's assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. In addition, under the Rio Vista Restated PSA, TransMontaigne agreed to provide routine and non-routine operation and maintenance services for the U.S. portion only of Rio Vista's pipelines between Brownsville, Texas and Matamoros, Mexico (U.S. Pipeline Services Agreement). TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first refusal and first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. The Rio Vista Restated PSA provides for a closing date no sooner than August 22, 2006 and is subject to several conditions, including the concurrent closing of the Penn Octane Restated PSA, assignment of LPG related contracts, the consent of RZB and the modification satisfactory to TransMontaigne of the temporary injunction issued on June 13, 2006 (see note I). The Rio Vista Restated PSA provides that either party may terminate the agreement if closing does not occur on or before October 1, 2006. The transactions contemplated by the Penn Octane Restated PSA and the Rio Vista Restated PSA are hereafter referred to as the Restated LPG Asset Sale. The Penn Octane Restated PSA and the Rio Vista Restated PSA are hereafter referred to as the Restated PSA's. Under the Restated LPG Asset Sale, the purchase price will be reduced for certain adjustments and amounts reserved totaling $983,000 of which $132,000 relates to Penn Octane.

Under the terms of the Rio Vista Restated PSA, $300,000 of the TransMontaigne Note will be repaid on the closing date of the Rio Vista Restated PSA and the remaining balance of $1,000,000 of the TransMontaigne Note will be restructured to provide for the repayment of principal one year from the closing date of the Rio Vista Restated PSA. Rio Vista will be required to prepay a portion of the TransMontaigne Note in an amount equal to the excess of amounts held in reserve for the payment of certain obligations of Rio Vista over actual amounts required as specified in the Rio Vista Restated PSA. Upon the closing of the Restated LPG Asset Sale, the collateral of the TransMontaigne Note will be changed to consist of the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of June 30, 2006) plus 2% annually and interest is payable monthly.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Rio Vista intends to use any remaining proceeds to fund working capital requirements and to pursue activities intended to enhance unitholder value.

The following unaudited pro forma consolidated financial information (Pro Forma Statements) for Rio Vista gives effect to the Rio Vista Restated PSA. The unaudited pro forma consolidated balance sheet assumes that the Rio Vista Restated PSA was consummated on June 30, 2006. The unaudited pro forma consolidated statement of operations for the six months ended June 30, 2006 assumes that the Rio Vista Restated PSA was consummated as of January 1, 2006.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

The Pro Forma Statements are based on the available information and contain certain assumptions that Rio Vista deems appropriate. The Pro Forma Statements do not purport to be indicative of the financial position of Rio Vista had the transaction referred to above occurred on the dates indicated, nor are the Pro Forma Statements necessarily indicative of the future financial position of Rio Vista. The Pro Forma Statements should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein.

Rio Vista Energy Partners L.P. and Subsidiaries
PRO FORMA CONSOLIDATED BALANCE SHEET At JUNE 30, 2006
(Unaudited)

	As Reported	Pro Forma		Pro Forma
	June 30, 2006	Adjustments		June 30, 2006
ASSETS
Current Assets
Cash	$20,000	$8,300,000	(1)	$7,153,000
		(851,000	)(1)
		(16,000	)(6)
		(300,000	)(6)
Restricted cash	706,000			706,000
Trade accounts receivable	3,731,000			3,731,000
Inventories	258,000	(258,000	)(1)	-
Prepaid expenses and other current assets	18,000			18,000

Total current assets	4,733,000	6,875,000		11,608,000
Property, plant and equipment—net	12,838,000	(1,878,000	)(1)	10,960,000
Other non-current assets	14,000			14,000

Total assets	$17,585,000	$4,997,000		$22,582,000

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Note Payable	$1,300,000	$(1,000,000	)(5)	$-
		(300,000	)(6)
Due to Penn Octane Corporation, net	3,719,000	138,000	(4)	3,857,000
Accounts payable	280,000			280,000
Mexican taxes payable	50,000			50,000
Accrued liabilities	692,000	(16,000	)(6)	708,000
		32,000	(3)

Total current liabilities	6,041,000	(1,146,000)		4,895,000

Long-term debt, less current maturities	-	1,000,000	(5)	1,000,000

Partners' Capital	11,544,000	5,313,000	(1)	16,687,000
		(138,000	)(4)
		(32,000	)(3)

Total partners' capital	11,544,000	5,143,000		16,687,000

Total liabilities and partners' capital	$17,585,000	$4,997,000		$22,582,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Rio Vista Energy Partners L.P. and Subsidiaries
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

	As Reported	Pro Forma		Pro Forma
	June 30, 2006	Adjustments		June 30, 2006

Revenues	$60,537,000	$(59,136,000	)(2)	$1,401,000

Cost of Goods Sold	59,510,000	(58,850,000	)(2)	660,000

Gross Profit	1,027,000	(286,000)		741,000

Selling, general and administrative expenses
Legal and professional fees	451,000	(50,000	)(2)	401,000
Salaries and payroll related expenses	342,000			342,000
Other	637,000			637,000
	1,430,000	(50,000)		1,380,000

Operating loss	(403,000)	(236,000)		(639,000)

Other income (expense)
Interest and LPG financing expense	(253,000)	204,000	(2)	(49,000)
Gain on LPG Asset Sale		6,056,000	(1)	5,053,000
		(152,000	)(4)
		(851,000)
Income (loss) before taxes	(656,000)	5,021,000		4,365,000

Provision for Mexican income taxes	29,000	-		29,000

Net income (loss)	$(685,000)	$5,021,000		$4,336,000

Net income (loss) allocable to the partners	$(685,000)	$5,021,000		$4,336,000

Less general partner's interest in net income (loss)	13,000	(100,000)		(87,000)

Net income (loss) allocable to the common units	$(672,000)	$4,921,000		$4,249,000

Net income (loss) per common unit	$(0.35)			$2.22

Net income (loss) per common unit assuming dilution	(0.35)			2.22

Weighted average common units outstanding	1,910,656			1,910,656

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Rio Vista Energy Partners L.P. and Subsidiaries
Notes to Pro Forma Consolidated Financial Information
June 30, 2006
(Unaudited)

(1)	To reflect the Rio Vista Restated PSA, including net proceeds received, and the resulting gain. This amount assumes reductions to the purchase price for certain adjustments and reserve of $851,000.

(2)	To eliminate revenues and expenses related to the LPG operations.

(3)	To accrue for estimated expenses associated with the Rio Vista Restated PSA.

(4)	To accrue fee due to Jerome B. Richter in connection with the Rio Vista Restated PSA (see note I).

(5)	To reclass the TransMontaigne Note to long-term debt in connection with the Rio Vista Restated PSA.

(6)	To reflect the payment of a portion of principal and all accrued interest on the TransMontaigne Note.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	June 30,
	2005	2006

Brownsville Terminal Facility
Building	$173,000	$173,000
Terminal facilities	3,631,000	3,631,000
Tank Farm	374,000	374,000
Leasehold improvements	319,000	319,000
Equipment	226,000	226,000
Truck	26,000	26,000
	4,749,000	4,749,000
US - Mexico Pipelines and Matamoros Terminal Facility: (a)

U.S. Pipelines and Rights of Way	6,915,000	6,919,000
Mexico Pipelines and Rights of Way	993,000	1,038,000
Matamoros Terminal Facility	5,876,000	5,648,000
Land	705,000	705,000
Total	14,489,000	14,310,000

	19,238,000	19,059,000
Less: accumulated depreciation and amortization	(5,844,000)	(6,221,000)
	$13,394,000	$12,838,000

(a)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.

Property, plant and equipment, net of accumulated depreciation, includes $5,327,000 and $4,963,000 of costs, located in Mexico at December 31, 2005 and June 30, 2006, respectively.

NOTE F - INVENTORIES

Inventories are valued at the lower of FIFO cost or market (LCM) and consist of the following:

	December 31, 2005		June 30, 2006
	Gallons	LCM	Gallons	LCM
LPG:
Brownsville Terminal Facility and Matamoros Terminal Facility	239,000	$262,000	239,000	$258,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G - INCOME TAXES

Rio Vista is taxed as a Partnership under Code Section 701 of the Internal Revenue Code. All of Rio Vista's income is taxed at the partner level; therefore, Rio Vista has no U.S. income tax expense or liability. Rio Vista's Mexican subsidiaries incur income tax expense in Mexico on their taxable income. Mexican income tax expense for the three months ended June 30, 2005 and 2006 was $25,000 and $15,000, respectively. Mexican income tax expense for the six months ended June 30, 2005 and 2006 was $26,000 and $29,000, respectively. No deferred Mexican income tax expense was recorded for the three months and six months ended June 30, 2006.

NOTE H - PARTNERS' CAPITAL

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

In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista's operations, as well as other provisions limiting the holders' of common units ability to influence the manner or direction of management.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H - PARTNERS' CAPITAL - Continued

General Partner Interest

The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. As of June 30, 2006, the General Partner was 100% owned by Penn Octane. On July 1, 2006, Penn Octane's 100% interest in the General Partner was decreased to 50% as a result of the exercise by Jerome B. Richter, former Chief Executive Officer of Penn Octane and by Shore Capital LLC (Shore Capital), an affiliate of Richard Shore, Jr., former President of Penn Octane and former Chief Executive Officer of the General Partner, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000. Mr. Richter's option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter.

The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.

Options and Warrants

Loan discount on Penn Octane Corporation's Debt Related to Detachable Warrants

During January 2004, in connection with $1,805,000 of debt obligations of Penn Octane, Penn Octane agreed to issue an aggregate of 110,250 warrants to purchase Rio Vista common units (Rio Vista Warrants) at an exercise price of $5.00 per common unit and recorded a discount of approximately $422,000 which was reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. The Rio Vista Warrants were to expire on December 15, 2006.

During March 2006, Rio Vista agreed to extend from December 15, 2006 to December 15, 2008 the expiration date on the Rio Vista warrants corresponding to the Notes then outstanding. The warrants were initially issued in connection with the December 15, 2003 amendment of the Notes. In connection with the extension of the warrants, Rio Vista recorded additional interest expense of approximately $22,000. The Notes have not been renewed or extended since December 25, 2005.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H - PARTNERS' CAPITAL - Continued

Equity Incentive Plan

On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015 or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the partnership agreement and applicable rules of the NASDAQ Stock Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vested in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant. The board of managers has not yet determined if Rio Vista will grant any common unit options for the fiscal year 2006.

Distributions of Available Cash

All Rio Vista unitholders have the right to receive distributions from Rio Vista of "available cash" as defined in the partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% general partner interest and the incentive distribution rights described below. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.

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

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared any other distributions since May 2005. As a result of the exercise of the General Partner Options, Penn Octane will only be entitled to receive up to 50% of any distributions paid in the future by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES

Litigation

Penn Octane, Rio Vista and/or Rio Vista's subsidiaries have been named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. Neither of Penn Octane, Rio Vista nor any of Rio Vista's subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, neither of the Penn Octane, Rio Vista nor any of Rio Vista's subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.

The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista's Mexican subsidiaries. According to the lawsuits, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The operator of the tanker truck, or its insurance company, is reportedly taking claims in Mexico from victims of the accident.

Even though the accident took place in Mexico, both lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case. An ex parte temporary restraining order was sought and obtained by the plaintiffs on September 27, 2005, in order to preserve evidence and prevent any sale of assets, including Penn Octane's and Rio Vista's LPG Asset Sales. This order was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The temporary restraining order expired in accordance with its terms on October 19, 2005. On November 29, 2005, the parties entered into an agreement on the record wherein a subsidiary of Rio Vista assumed the obligation of preserving and delivering relevant evidence, and the plaintiffs dropped their request for a temporary injunction against a sale of assets. On June 13, 2006, the plaintiffs requested, and the court granted, an order for a temporary injunction requiring a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista's terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also requires Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order requires Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The temporary injunction was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The terms of the temporary injunction are broader than the order as agreed by the parties on November 29, 2005. Accordingly, Rio Vista has filed a motion to set aside the temporary injunction and to enter a more limited order consistent with the November 29, 2005 agreement between the parties. A hearing on Rio Vista's motion has been scheduled for August 24, 2006. Limited discovery has been conducted to date.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Litigation - Continued

The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs seek unspecified monetary damages. On December 29, 2005, Penn Octane, Rio Vista and Rio Vista's subsidiaries filed a motion for removal of the case in the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2006, the U.S. District Court denied a motion by the plaintiffs to remand the case to state court and dismissed the case as to defendants other than Penn Octane Corporation. The court found that the plaintiffs failed to provide factual allegations sufficient to establish a possibility of recovery against Rio Vista or its subsidiaries. The plaintiffs filed a motion for reconsideration in which they added a new allegation that Rio Vista and its subsidiaries failed to properly odorize the LPG before the accident. Because of the new allegation by the plaintiffs, the U.S. District Court on May 2, 2006 reinstated Rio Vista and its subsidiaries as defendants and remanded the case to the Cameron County, Texas state court. In its remand order, the U.S. District Court noted that it had not found that the conduct of Rio Vista and its subsidiaries caused the injuries of the plaintiffs, but only that plaintiffs had made sufficient allegations to reinstate the Rio Vista defendants and return the case to state court. Penn Octane and Rio Vista believe that there is no factual basis to support the new allegation by the plaintiffs.

Management believes the above lawsuits against Penn Octane, Rio Vista and/or Rio Vista's subsidiaries are without merit and, based on the advice of counsel, does not anticipate either liability for damages or the issuance of a temporary injunction against a sale of Penn Octane's or Rio Vista's assets. Rio Vista's insurance carrier is expected to bear the legal fees and expenses in connection with defending these cases. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane's and Rio Vista's business, financial condition and results of operations. If a court enjoined the sale of all or any portion of Penn Octane's or Rio Vista's assets to a third party, such an injunction could delay or prevent Penn Octane's or Rio Vista's LPG Asset Sale before resolution of the claims underlying the lawsuit. A lengthy delay of, or inability to close, the LPG Asset Sale could have a material adverse effect on Penn Octane's and Rio Vista's business, financial condition and results of operations.

On December 14, 2004, a subsidiary of Rio Vista brought a condemnation action against a landowner in order to obtain a right-of-way in connection with Rio Vista's existing pipelines that run between Brownsville, Texas and Matamoros, Mexico. The case is captioned Rio Vista Operating Partnership L.P. vs. Guajardo, Jr. Farms, Inc., and was filed in the County Court No. 3 of Cameron County, Texas. In October, 2005, special commissioners appointed by the court awarded $100,000 to the landowner in connection with the condemnation action. Pursuant to the award, Rio Vista deposited $100,000 into the Registry of the Court on November 17, 2006. Rio Vista is currently challenging this award in the trial court. Subsequently, the landowner filed an inverse condemnation counterclaim against Rio Vista and Penn Octane seeking damages of $1,800,000. Rio Vista moved for summary judgment against the landowner on its counterclaim. In response to Rio Vista's motion, the Court granted partial summary judgment in favor of Rio Vista, holding that there are no compensable damages arising from an inverse condemnation. The landowner has subsequently amended his counterclaim seeking damages of $273,000 as rent. The parties are currently conducting discovery and a trial date is set for January 8, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Credit Facility, Letters of Credit and Other

Rio Vista's LPG purchases are financed entirely by Penn Octane. Penn Octane finances its purchases through its credit facility with RZB Finance, LLC (RZB).

As of June 30, 2006, Penn Octane had a $20,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane's purchases of LPG and gasoline and diesel fuel (Fuel Products) in connection with Penn Octane's fuel sales business. The RZB Credit Facility includes a $3,000,000 limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. The March 31, 2006 review was deferred on a month to month basis while Penn Octane and Rio Vista continued to pursue the LPG Asset Sale. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane's obligations with respect to the RZB Credit Facility. In connection with Rio Vista's guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which Rio Vista's Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane's purchase of LPG under the RZB Credit Facility. Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at June 30, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.

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

LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $40,000 and $89,000 for the three months ended June 30, 2005 and 2006, respectively. LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $101,000 and $178,000 for the six months ended June 30, 2005 and 2006, respectively.

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

In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista agreed to pay the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the 2005 PMI Agreement (see Note J).

Rio Vista may, in its discretion, offset the amount of any Fees due and payable to Mr. Richter against any amounts owed (whether or not then due or payable) by Mr. Richter to Rio Vista.

The term of Mr. Richter's consulting agreement shall continue until the earlier of November 26, 2006 or termination of the agreement upon 30 days written notice to the other party.

Concentrations of Credit Risk

Financial instruments that potentially subject Rio Vista to credit risk include cash balances at banks which at times exceed the federal deposit insurance limit.

Tax obligations of Penn Octane resulting from the Spin-Off

Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2,500,000. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2,500,000. However, the Internal Revenue Service (IRS) may review Penn Octane's federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off.

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

Partnership Tax Treatment

Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista's Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista's Mexican subsidiaries is included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted basis in Rio Vista.

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

Current Maturities of Debt Obligations

Current maturities of long-term debt of Penn Octane for which certain Rio Vista's assets are pledged totaled $940,000 at June 30, 2006. The Notes were due December 15, 2005 and notes totaling $865,000 were paid in December 2005, February 2006 and June 2006. Notes totaling $940,000 are still outstanding and have not been extended.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Guarantees and Assets Pledged on Certain of Penn Octane's Obligations

The dollar amounts of Penn Octane's obligations which Rio Vista guarantees and/or for which Rio Vista's assets are pledged total $19,505,000 at June 30, 2006 based on Penn Octane's most recently filed Quarterly Report on Form 10-Q and the amounts were as follows:

LPG and Fuel Products trade accounts payable	$10,047,000
Total debt	$940,000
Lines of credit	$4,748,000
Letters of credit in excess of LPG and Fuel Products trade accounts payable	$3,770,000

Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane's credit facility and certain other debt total $31,881,000 at June 30, 2006 and the amounts were as follows:

Accounts receivable	$9,860,000
Restricted cash	$4,094,000
Inventory	$3,594,000
Property, plant and equipment, net	$14,333,000

Rio Vista's assets that are included in the above amounts are as follows:

Accounts receivable	$3,731,000
Restricted cash	$706,000
Inventory	$258,000
Property, plant and equipment, net	$12,838,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - CONTRACTS

LPG Sales to PMI

PMI and Rio Vista operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (2005 PMI Agreement).

On March 31, 2006, the 2005 PMI Agreement expired. During the month of April 2006, Rio Vista sold LPG to PMI under a monthly contract which provided for volumes of approximately 6,000,000 gallons at prices similar to the 2005 PMI Agreement. During April 2006, PMI purchased approximately 6,000,000 gallons.

On April 28, 2006, Rio Vista received electronic confirmation (PMI Confirmation) from PMI of the terms of a new purchase and sale agreement for LPG for the period May 1, 2006 through March 31, 2007 (Term). The PMI Confirmation was subject to execution of a definitive written agreement between Rio Vista and PMI. The agreement (2006 PMI Agreement) was executed during July 2006 with the terms specified in the PMI Confirmation. The 2006 PMI Agreement provides that PMI does not have a financial obligation with respect to any shortfalls if volumes actually purchased are less than minimum volumes contained in the 2006 PMI Agreement.

The minimum volumes and applicable margins contained in the 2006 PMI Agreement are expected to provide Rio Vista with gross profit similar to the gross profit Rio Vista would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the 2006 PMI Agreement.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - CONTRACTS - Continued

LPG Sales to PMI - Continued

The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from Rio Vista pursuant to the 2005 PMI Agreement, the April 2006 monthly contract and the 2006 PMI Agreement and the actual volumes purchased for the months January 2006 through July 2006.

Month	Minimum Contract Volumes	Actual Volumes Sold
	(gallons)	(gallons)
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435
April 2006	6,000,000	6,035,733
May 2006	4,500,000	5,733,193
June 2006	4,500,000	7,130,666
July 2006	4,500,000	4,937,441
August 2006	4,500,000	*
September 2006	4,500,000	*
October 2006	8,100,000	*
November 2006	8,100,000	*
December 2006	9,000,000	*
January 2007	9,000,000	*
February 2007	8,100,000	*
March 2007	8,100,000	*

* Not yet available

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K - RELATED PARTY TRANSACTIONS

The General Partner has a legal duty to manage Rio Vista in a manner beneficial to Rio Vista's unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a "fiduciary" duty. Because of Penn Octane's ownership and control of the General Partner, Penn Octane's officers and managers of the General Partner also have fiduciary duties to manage the business of the General Partner in a manner beneficial to Penn Octane and its stockholders.

The partnership agreement limits the liability and reduces the fiduciary duties of the General Partner to the unitholders. The partnership agreement also restricts the remedies available to unitholders for actions that might otherwise constitute breaches of the General Partner's fiduciary duty.

Under the terms of the LPG Supply Agreement and Omnibus Agreement, Penn Octane charged Rio Vista $17,761,000 and $20,723,000 for the three months ended June 30, 2005 and 2006, respectively, and $45,041,000 and $58,890,000 for the six months ended June 30, 2005 and 2006, respectively.

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

Under the terms of Penn Octane's existing supply contract, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreement with its supplier due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

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

NOTE L - MEXICAN OPERATIONS

Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines. Rio Vista's consolidated Mexican affiliate, Tergas, owns the Matamoros Terminal Facility and has been granted the permit to operate the Matamoros Terminal Facility. Rio Vista relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by an unrelated party. Rio Vista has an option to purchase Tergas for a nominal price of approximately $5,000.

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M - REALIZATION OF ASSETS

The accompanying unaudited consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista has a loss from operations for the three months and six months ended June 30, 2006 and has a deficit in working capital. Rio Vista is dependent on Penn Octane's ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista's only source of revenue is from sales of LPG to PMI and it operates under the PMI Confirmation which provides for monthly volumes and margins which are materially less than historical monthly volumes and margins. As a result, Penn Octane's and Rio Vista's gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such reductions in gross profit. The TransMontaigne Note may be due on demand by TransMontaigne unless the Restated LPG Asset Sale closes (see note D).

The minimum volumes and applicable margins contained in the 2006 PMI Agreement are expected to provide Rio Vista with gross profit similar to the gross profit Rio Vista would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the 2006 PMI Agreement. Actual volumes purchased by PMI under those prior agreements, however, exceeded minimum contractual amounts by approximately 35%. There is no assurance that PMI will purchase volumes as indicated in the 2006 PMI Agreement or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the 2006 PMI Agreement.

Assuming that the Restated LPG Asset Sale does not close, Rio Vista projects that its gross profit from operations under the 2006 PMI Agreement, based on the minimum volumes and applicable margins, will not provide sufficient cash flow for Rio Vista to pay its normal operating expenses through March 31, 2007 unless it can sufficiently reduce its operating expenses. Also, Rio Vista projects that monthly cash flows from LPG sales during the months of July 2006 through September 2006 will be less than during the months of October 2006 through March 2007 as a result of reduced monthly volumes committed to be purchased during July 2006 through September 2006. In addition, Rio Vista may be unable to make any necessary capital expenditures or to pay arrearages in distributions or to pay future distributions to its unitholders during the Term of the 2006 PMI Agreement.

Assuming that the Restated LPG Asset Sale does not close, Penn Octane projects that its gross profit from operations based on the minimum volumes and applicable margins contained in the 2006 PMI Agreement will not provide sufficient cash flow to pay its normal operating expenses through March 31, 2007, assuming breakeven results from its Fuel Sales Business, unless it can sufficiently reduce its operating expenses. In addition, Penn Octane's cash flow at the minimum volumes contained in the 2006 PMI Agreement is projected not to be sufficient to pay its other obligations, including its secured debt. The Fuel Sales Business is a relatively new business and, as a result, Penn Octane does not believe it can rely on that portion of its business to provide sufficient additional cash flow.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M - REALIZATION OF ASSETS - Continued

Rio Vista has guaranteed certain of Penn Octane's obligations. Substantially all of Rio Vista's and Penn Octane's assets are pledged or committed to be pledged as collateral on $940,000 of Penn Octane's existing debt, the RZB Credit Facility and/or the TransMontaigne Note, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane's Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2005 contains an explanatory paragraph which describes an uncertainty about Penn Octane's ability to continue as a going concern. If Penn Octane's and Rio Vista's cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane's creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon closing the Restated LPG Asset Sale, or if the Restated LPG Asset Sales does not close, upon the ability of Penn Octane to continue as a going concern and the continued sale of LPG to PMI at adequate volumes and margins to provide sufficient cash flow to pay Rio Vista's expenses, the TransMontaigne Note and guarantees of Penn Octane's obligations assuming Penn Octane's inability to pay such obligations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.

To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to close the Restated LPG Asset Sale. Management is also seeking to reduce operating expenses. In the event the Restated LPG Asset Sale is not closed, management may also continue to attempt to sell its LPG assets.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Rio Vista's liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein. References to specific years proceeded by "fiscal" (e.g. fiscal 2006) refer to Rio Vista's fiscal year ending December 31.

Forward-Looking Statements

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should", "estimates", "projects" or "anticipates" or by discussions of strategy that inherently involve risks and uncertainties. From time to time, Rio Vista has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, potential acquisitions, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Brownsville and Matamoros Terminal Facilities, other upgrades to Rio Vista's facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, LPG Asset Sale, Restated LPG Asset Sale, the PMI Confirmation, 2006 PMI Agreement, TranMontaigne Note, guarantees, cash distributions, Qualifying Income, Penn Octane, partnership tax treatment, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Rio Vista's Annual Report on Form 10-K for the year ended December 31, 2005, Rio Vista's Registration Statement on Form 10 as well as those discussed elsewhere in this Quarterly Report. These factors may not include all material risks facing Rio Vista.

Rio Vista Energy Partners L.P. and its consolidated subsidiaries are collectively hereinafter referred to as "Rio Vista".

Purchase and Sale Agreements

On August 15, 2005, Rio Vista and Penn Octane each entered into separate purchase and sale agreements (PSA's) with TransMontaigne Product Services Inc. ("TransMontaigne") which provided for the sale and assignment of all of their respective LPG assets and refined products assets (the "LPG Asset Sale") including the Brownsville Terminal Facility, the refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, the assignment of the lease of the Leased Pipeline, PMI sales agreement and Exxon Supply Contract (see note J to the unaudited consolidated financial statements) and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista's Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way. The purchase price was $10.1 million for assets to be sold by Penn Octane and $17.4 million for assets to be sold by Rio Vista.

In connection with the PSA's, TransMontaigne loaned Rio Vista $1.3 million (the "TransMontaigne Note") which was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (the "Collateral"). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC ("RZB") provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA's and for working capital purposes. If the LPG Asset Sale does not occur and Rio Vista does not pay the TransMontaigne Note in accordance with its terms, Rio Vista is required to convey title to the Collateral to TransMontaigne and to lease the Collateral from TransMontaigne for $10,000 per month until such time as Rio Vista pays the $1.3 million, in addition to the lease payments, to TransMontaigne. In the event of a conveyance of the title to the Collateral, no further interest payments would be required under the TransMontaigne Note. If the $1.3 million is repaid to TransMontaigne, the lease payments will cease and title to the Collateral will be re-conveyed to Rio Vista.

The closing of the LPG Asset Sale was subject to several conditions, including TransMontaigne's satisfactory completion of its due diligence review, including financial, business, environmental and legal, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA's provided that any party could terminate the agreements if closing did not occur on or before October 31, 2005. None of the parties elected to terminate the agreements and the parties continued to work towards the closing of the LPG Asset Sale.

On August 11, 2006, Penn Octane and TransMontaigne entered into an amended and restated purchase and sale agreement (the "Penn Octane Restated PSA") with an effective date of August 15, 2006, which provides for the sale and assignment of all of Penn Octane's LPG assets, including assignment of the lease of the Leased Pipeline and the Exxon Supply Contract, on terms substantially similar to Penn Octane's PSA. Penn Octane will retain assets related to its Fuel Sales Business, and its interest in the General Partner. The purchase price for assets to be sold under the Penn Octane Restated PSA is $10.1 million, subject to certain adjustments. The Penn Octane Restated PSA provides for a closing date no sooner than August 22, 2006 and is subject to several conditions, including the concurrent closing of the Rio Vista Restated PSA (see below), the assignment of LPG related contracts, the consent of RZB and the modification satisfactory to TransMontaigne of the temporary injunction issued on June 13, 2006 (see note I). The Penn Octane Restated PSA provides that any party can terminate the agreement if closing does not occur on or before October 1, 2006.

Also on August 11, 2006, Rio Vista and TransMontaigne entered into an amended and restated purchase and sale agreement (the "Rio Vista Restated PSA") with an effective date of August 15, 2006, which provides for the sale and assignment of only the LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located, (collectively, the "Brownsville Terminal Assets") and assignment of the 2006 PMI Agreement (see note J to the unaudited consolidated financial statements) (Brownsville Terminal Assets and the 2006 PMI Agreement collectively, the "Acquired Assets"). Rio Vista will retain its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista's Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the "Retained Assets"). The purchase price for the Acquired Assets under the Rio Vista Restated PSA is $8.3 million, subject to certain adjustments. In addition, under the Rio Vista Restated PSA, TransMontaigne has agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the 2006 PMI Agreement (the "LPG Transportation Agreement"). Rio Vista has agreed not to transport LPG through Rio Vista's assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. In addition, under the Rio Vista Restated PSA, TransMontaigne agreed to provide routine and non-routine operation and maintenance services for the U.S. portion only of Rio Vista's pipelines between Brownsville, Texas and Matamoros, Mexico (the "U.S. Pipeline Services Agreement"). TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first refusal and first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. The Rio Vista Restated PSA provides for a closing date no sooner than August 22, 2006 and is subject to several conditions, including the concurrent closing of the Penn Octane Restated PSA, assignment of LPG related contracts, the consent of RZB and the modification satisfactory to TransMontaigne of the temporary injunction issued on June 13,2006 (see note I). The Rio Vista Restated PSA provides that either party may terminate the agreement if closing does not occur on or before October 1, 2006. The transactions contemplated by the Penn Octane Restated PSA and the Rio Vista Restated PSA are hereafter referred to as the Restated LPG Asset Sale. The Penn Octane Restated PSA and the Rio Vista Restated PSA are hereafter referred to as the Restated PSA's. Under the Restated LPG Asset Sale, the purchase price will be reduced for certain adjustments and amounts reserved totaling $983,000 of which $132,000 relates to Penn Octane.

Under the terms of the Rio Vista Restated PSA, $300,000 the TransMontaigne Note will be repaid on the closing date of the Rio Vista Restated PSA and the remaining balance of $1.0 million of the TransMontaigne Note will be restructured to provide for the repayment of principal one year from the closing date of the Rio Vista Restated PSA. Rio Vista will be required to prepay a portion of the TransMontaigne Note in an amount equal to the excess of amounts held in reserve for the payment of certain obligations of Rio Vista over actual amounts required as specified in the Rio Vista Restated PSA. Upon the closing of the Restated LPG Asset Sale, the collateral of the TransMontaigne Note will be changed to consist of the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of June 30, 2006) plus 2% annually and interest is payable monthly.

In connection with the Restated LPG Asset Sale, Penn Octane intends to use approximately $1.0 million of its proceeds to pay off the remaining amounts owed under the Restructured Notes and $280,000 Notes including accrued interest. Penn Octane intends to use the balance of the proceeds from the Restated LPG Asset Sale to fund working capital requirements and to pursue activities intended to enhance stockholder value. Penn Octane estimates that it may have a federal tax liability of approximately $1.5 million in connection with the Restated LPG Asset Sale after utilization of available net operating loss carryforward as of December 31, 2005.

Rio Vista intends to use any remaining proceeds to fund working capital requirements and to pursue activities intended to enhance unitholder value.

There can be no assurance that the Restated LPG Asset Sale will be completed according to the terms contained in the Restated PSA's or according to different terms or at all. Even if the Restated LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. A continued delay of or inability to close the Restated LPG Asset Sale could have a material adverse effect on Penn Octane's and Rio Vista's business, financial condition and results of operations.

Immediately following the closing of the Restated LPG Asset Sale, Rio Vista's sources of cash flows are expected to be derived from net profits from the LPG Transportation Agreement and income from cash investments.

Upon the closing of the Restated LPG Asset Sale, the LPG Supply Agreement between Penn Octane and Rio Vista will be terminated. In connection with the Omnibus Agreement, Penn Octane will continue to be entitled to reimbursement of costs incurred by it on behalf of Rio Vista. Neither Penn Octane nor Rio Vista can be certain that future cash flows will be adequate to cover all of their working capital requirements, including minimum distributions of Rio Vista.

The following discusses Rio Vista's existing its business, its results of operations and its liquidity and capital resources.

The following discussion of Rio Vista's results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein.

Overview

Rio Vista Energy Partners L.P. ("Rio Vista"), a Delaware limited partnership, was formed by Penn Octane Corporation ("Penn Octane") on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities (the "Assets") to Rio Vista Operating Partnership L.P. ("RVOP") (ii) the transfer of Penn Octane's 99.9% interest in RVOP to Rio Vista and (iii) the distribution of all of its limited partnership interests (the "Common Units") in Rio Vista to its common stockholders (the "Spin-Off"), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding capital and 100% of Rio Vista's limited partnership interests. The remaining 2% represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (the "General Partner"), a wholly owned subsidiary of Penn Octane at June 30, 2006. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as "Rio Vista".

As a result of the Spin-Off, Rio Vista is engaged in the purchase, transportation and sale of liquefied petroleum gas ("LPG"). Rio Vista owns and operates LPG terminal facilities in Brownsville, Texas (the "Brownsville Terminal Facility") and in Matamoros, Tamaulipas, Mexico (the "Matamoros Terminal Facility") and approximately 23 miles of pipelines (the "US - Mexico Pipelines") which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The primary market for Rio Vista's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas.

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

All of Rio Vista's LPG operations are conducted through, and Rio Vista's LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest and additional incentive distributions (see Liquidity and Capital Resources - Distributions of Available Cash) as provided in Rio Vista's partnership agreement. The General Partner has sole responsibility for conducting Rio Vista's business and for managing Rio Vista's operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Rio Vista's business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista's behalf.

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

Historically, until the date of the Spin-Off, Penn Octane sold LPG primarily to PMI. Penn Octane has a long-term lease agreement, expiring in December 2013, for approximately 132 miles of pipeline (the "Leased Pipeline") which connects ExxonMobil Corporation's ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to Rio Vista's Brownsville Terminal Facility. Penn Octane's long term supply agreements in effect as of June 30, 2006 with Exxon requires Penn Octane to purchase minimum quantities of LPG totaling up to 13.9 million gallons of LPG per month although actual quantities supplied under such agreement for the three months ended June 30, 2006 averaged approximately 9.4 million gallons of LPG per month.

LPG Sales

The following table shows Rio Vista's volumes sold to PMI in gallons and average sales price for LPG for the three months and six months ended June 30, 2005 and 2006;

	Three months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2005	Six months ended June 30, 2006
Volume Sold
LPG
(millions of gallons) - PMI	20.4	18.9	52.7	57.2

Average sales price
LPG (per gallon) - PMI	$0.90	$1.13	$0.89	$1.06

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

During 2003, PMI constructed and began operations of refined products cross border pipeline connecting a pipeline running from PEMEX's Cadereyta Refinery in Monterey, Mexico to terminal facilities operated by TransMontaigne, Inc., in Brownsville, Texas. The pipeline crosses the U.S.-Mexico border near the proximity of Rio Vista's pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has agreed that it will not transport LPG through October 15, 2017.

Results of Operations

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

Revenues. Revenues for the three months ended June 30, 2006, were $21.3 million compared with $18.3 million for the comparative period one year earlier, an increase of $3.0 million or 16.3%. Of this increase, $4.7 million was attributable to increases in average sales prices of LPG sold to PMI during the three months ended June 30, 2006 partially offset by $1.7 million attributable to decreased volumes of LPG sold to PMI during the three months ended June 30, 2006.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2006 was $21.0 million compared with $17.8 million for the three months ended June 30, 2005, an increase of $3.2 million or 17.9%. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Of this increase, $4.7 million was attributable to increases in the average costs of LPG sold to PMI during the three months ended June 30, 2006 partially offset by $1.5 million was attributable to decreased volumes of LPG sold to PMI during the three months ended June 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses were $0.7 million for the three months ended June 30, 2006 compared with $1.1 million for the three months ended June 30, 2005, a decrease of $0.4 million or 36.3'%. These costs were comprised of indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees. The decrease was principally attributable to reduced professional fees and payroll related costs during the three months ended June 30, 2006.

Other income (expense). Other expense was $(0.1) million for the three months ended June 30, 2006 compared with $(0.2) million for the three months ended June 30, 2005. Other expense is primarily comprised of interest expense allocated to Rio Vista by Penn Octane in connection with the RZB Credit Facility and amortization of loan discount related to detachable warrants.

Six months Ended June 30, 2006 Compared With Six months Ended June 30, 2005

Revenues. Revenues for the six months ended June 30, 2006, were $60.5 million compared with $46.9 million for the comparative period one year earlier, an increase of $13.6 million or 28.9%. Of this increase, $4.7 million was attributable to increased volumes of LPG sold to PMI during the six months ended June 30, 2006 and $9.0 million was attributable to increases in average sales prices of LPG sold to PMI during the six months ended June 30, 2006.

Cost of goods sold. Cost of goods sold for the six months ended June 30, 2006 was $59.5 million compared with $45.0 million for the six months ended June 30, 2005, an increase of $14.5 million or 32.2%. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Of this increase, $10.0 million was attributable to increases in the average costs of LPG sold to PMI during the six months ended June 30, 2006, $4.4 million was attributable to increased volumes of LPG sold to PMI during the six months ended June 30, 2006, and $0.2 million was attributable to increases in other direct costs associated with the LPG Business during the six months ended June 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.4 million for the six months ended June 30, 2006 compared with $2.1 million for the six months ended June 30, 2005, a decrease of $0.7 million or 33.3%. These costs were comprised of indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees. The decrease was principally attributable to reduced professional fees and payroll related costs during the six months ended June 30, 2006.

Other income (expense). Other expense was $(0.3) million for the six months ended June 30, 2006 compared with $(0.3) million for the six months ended June 30, 2005. Other expense is primarily comprised of interest expense allocated to Rio Vista by Penn Octane in connection with the RZB Credit Facility and amortization of loan discount related to detachable warrants.

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

Rio Vista has a loss from operations for the three months and six months ended June 30, 2006 and has a deficit in working capital. Rio Vista is dependent on Penn Octane's ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista's only source of revenue is from sales of LPG to PMI and it operates under the 2006 PMI Agreement which provides for monthly volumes and margins which are materially less than historical monthly volumes and margins. As a result, Penn Octane's and Rio Vista's gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such reductions in gross profit. The TransMontaigne note may be due on demand by TransMontaigne unless the Restated LPG Asset Sale closes (see note D to the unaudited consolidated financial statements).

The minimum volumes and applicable margins contained in the 2006 PMI Agreement are expected to provide Rio Vista with gross profit similar to the gross profit Rio Vista would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the 2006 PMI Agreement. Actual volumes purchased by PMI under those prior agreements, however, exceeded minimum contractual amounts by approximately 35%. There is no assurance that PMI will purchase volumes as indicated in the 2006 PMI Agreement or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the 2006 PMI Agreement.

Rio Vista has guaranteed certain of Penn Octane's obligations. Substantially all of Rio Vista's and Penn Octane's assets are pledged or committed to be pledged as collateral on $940,000 of Penn Octane's existing debt, the RZB Credit Facility and the TransMontaigne Note, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane's Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2005 contains an explanatory paragraph which describes an uncertainty about Penn Octane's ability to continue as a going concern. If Penn Octane's and Rio Vista's cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane's creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

Guarantees and Assets Pledged on Certain of Penn Octane's Obligations. Rio Vista has agreed to guarantee certain of Penn Octane's obligations to creditors and all of Rio Vista's assets are pledged as collateral for those obligations of Penn Octane to such creditors. In addition, Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2.5 million. However, the Internal Revenue Service (the "IRS") may review Penn Octane's federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off. Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder. As a result of the pledge of the collateral, Rio Vista may be unable to obtain financing using these pledged assets as collateral and Rio Vista's inability to borrow on these assets may adversely affect Rio Vista's results of operations and ability to make distributions to its unitholders. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default exists, under Penn Octane's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

The following table reflects cash flows for the six months ended June 30, 2005 and 2006. All information is in thousands.

	For the six months ended	For the six months ended
	June 30, 2005	June 30, 2006
Net cash (used in) operating activities	$ (2,177)	$ (1,288)

Net cash provided by investing activities	119	81

Net cash provided by in financing activities	2,062	1,201

Net increase (decrease) in cash	$4	$(6)

The following is a discussion of the guaranteed obligations:

RZB Obligation

Rio Vista's LPG purchases are financed entirely by Penn Octane. Penn Octane finances its purchases through its credit facility with RZB Finance, LLC ("RZB"). As of June 30, 2006, Penn Octane had a $20.0 million credit facility with RZB for demand loans and standby letters of credit (the "RZB Credit Facility") to finance Penn Octane's purchases of LPG and gasoline and diesel fuel ("Fuel Products") in connection with Penn Octane's fuel sales business. The RZB Credit Facility includes a $3.0 million limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. The March 31, 2006 review was deferred on a month to month basis while Penn Octane and Rio Vista continued to pursue the LPG Asset Sale. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane's obligations with respect to the RZB Credit Facility. In connection with Rio Vista's guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the "District") for the land on which Rio Vista's Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

In connection with the LPG Supply Agreement, Penn Octane and Rio Vista have agreed to share the financing costs related to Penn Octane's purchase of LPG under the RZB Credit Facility. Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at June 30, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.

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

LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $40,000 and $89,000 for the three months ended June 30, 2005 and 2006, respectively. LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $101,000 and $178,000 for the six months ended June 30, 2005 and 2006, respectively.

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

If the Restated LPG Asset Sale is completed, the Company expects that the RZB Credit Facility will be restructured and/or reduced.

Current Maturities of Debt Obligations

Current maturities of long-term debt of Penn Octane for which certain of Rio Vista's assets are pledged totaled $940,000 at June 30, 2006. The Notes were due December 15, 2005 and notes totaling $865,000 were paid in December 2005, February 2006 and June 2006. Notes totaling $940,000 are still outstanding and have not been extended.

Guarantees and Assets Pledged on Certain of Penn Octane's Obligations

The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista's assets are pledged total $19.5 million at June 30, 2006, based on Penn Octane's most recently filed Quarterly Report on Form 10-Q, and the amounts were as follows (in millions):

LPG and Fuel Products trade payables	$10.0
Total debt	$1.0
Lines of credit	$4.7
Letters of credit in excess of LPG and Fuel Products trade payables	$3.8

Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane's credit facility and certain other debt total $31.9 million at June 30, 2006 and the amounts were as follows (in millions):

Accounts receivable	$9.9
Restricted cash	$4.1
Inventory	$3.6
Property, plant and equipment, net	$14.3

Rio Vista's assets that are included in the above amounts are as follows (in millions):

Accounts receivable	$3.7
Restricted cash	$0.7
Inventory	$0.2
Property, plant and equipment, net	$12.8

The following is a summary of Rio Vista's estimated minimum contractual obligations as of June 30, 2006.

Payments due by Period
(Amounts in Millions)
		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$1.3	$1.3	$-	$-	$-
Operating Leases	-	-	-	-	-
LPG Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$1.3	$1.3	$-	$-	$-

The following is a summary of Rio Vista's estimated minimum commercial obligations as of June 30, 2006, based on Penn Octane's most recently filed Form 10-Q as of June 30, 2006.

Amount of Commitment Expiration
Per Period
(Amounts in Millions)
	Total Amounts	Less than	1 - 3	4 - 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years

Lines of Credit	$-	$-	$-	$-	$-
Standby Letters of Credit	-	-	-	-	-
Guarantees	19.5	19.5	-	-	-
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A
Total Commercial Commitments	$19.5	$19.5	$-	$-	$-

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

Income Taxes. Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2.5 million. However, the Internal Revenue Service (the "IRS") may review Penn Octane's federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off.

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

Consulting Agreement. See note I to the unaudited consolidated financial statements for discussion of Mr. Richter's consulting agreement.

Distributions of Available Cash. All Rio Vista unitholders have the right to receive distributions from Rio Vista of "available cash" as defined in the partnership agreement in an amount equal at least to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% general partner interest and the incentive distribution rights described below. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.

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

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared any other distributions since May 2005. As a result of the exercise of the General Partner Options, Penn Octane will only be entitled to receive up to 50% of any distributions paid in the future by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.

Rio Vista's ability to make distributions will continue to be adversely impacted if sales to PMI are not at sufficient volumes and margins, payments are required on its guarantees, expenses increase, Rio Vista is unable to obtain additional financing on its pledged assets or the LPG Asset Sale does not close. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it may lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista's revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be unable to resume the quarterly distributions to unitholders or pay any arrearages, and Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

There can be no assurance that the Restated LPG Asset Sale will be completed according to the terms contained in the Restated PSA's or according to different terms or at all. Even if the Restated LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. A continued delay of or inability to close the Restated LPG Asset Sale could have a material adverse effect on Penn Octane's and Rio Vista's business, financial condition and results of operations.

The following is a reconciliation of Rio Vista's consolidated net loss to distributable cash flow for the three months ended March 31, 2006 and June 30, 2006.
	Three Months Ended
	March 31, 2006		June 30, 2006

Net loss	$	(251,000)	$	(434,000)
Plus interest and LPG financing expense and taxes, net		145,000		137,000
Plus depreciation and amortization		200,000		202,000
Earnings before interest, taxes, depreciation and amortization ("EBITDA")		94,000		(95,000)
Plus other non-cash expenses		8,000		-
Less cash interest, LPG financing expense and taxes, net		(122,000)		(137,000)
Distributable cash flow (deficit)		(20,000)		(232,000)
Distributable cash flow (deficit) applicable to general partner		-		5,000
Distributable cash flow (deficit) applicable to limited partners	$	(20,000)	$	(227,000)

Rio Vista utilizes two financial measures, EBITDA and distributable cash flow, which are not defined in GAAP. Management uses these financial measures because they are widely accepted financial indicators used by investors to compare partnership performance. In addition, management believes that these measures provide investors an enhanced perspective of the operating performance of Rio Vista's assets and the cash flow the business is generating. Neither EBITDA nor distributable cash flow are intended to represent cash flows for the period, nor are they presented as an alternative to net income. They should not be considered in isolation or as substitutes for a measure of performance prepared in accordance with Generally Accepted Accounting Principles.

Sales to PMI. PMI and Rio Vista operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (the "2005 PMI Agreement").

On March 31, 2006, the 2005 PMI Agreement expired. During the month of April 2006, Rio Vista sold LPG to PMI under a monthly contract which provided for volumes of approximately 6.0 million gallons at prices similar to the 2005 PMI Agreement. During April 2006, PMI purchased approximately 6.0 million gallons.

On April 28, 2006, Rio Vista received electronic confirmation (the "PMI Confirmation") from PMI of the terms of a new purchase and sale agreement for LPG for the period May 1, 2006 through March 31, 2007 (the "Term"). The PMI Confirmation was subject to execution of a definitive written agreement between Rio Vista and PMI. The agreement (the "2006 PMI Agreement") was executed during July 2006 with the terms specified in the PMI Confirmation. The 2006 PMI Agreement provides that PMI does not have a financial obligation with respect to any shortfalls if volumes actually purchased are less than minimum volumes contained in the 2006 PMI Agreement.

The minimum volumes and applicable margins contained in the 2006 PMI Agreement are expected to provide Rio Vista with gross profit similar to the gross profit Rio Vista would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the 2006 PMI Agreement.

The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from Rio Vista pursuant to the 2005 PMI Agreement, the April 2006 monthly contract and the 2006 PMI Agreement and the actual volumes purchased for the months January 2006 through July 2006.

Month	Minimum Contract Volumes	Actual Volumes Sold
	(gallons)	(gallons)
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435
April 2006	6,000,000	6,035,733
May 2006	4,500,000	5,733,193
June 2006	4,500,000	7,130,666
July 2006	4,500,000	4,937,441
August 2006	4,500,000	*
September 2006	4,500,000	*
October 2006	8,100,000	*
November 2006	8,100,000	*
December 2006	9,000,000	*
January 2007	8,100,000	*
February 2007	8,100,000	*
March 2007	8,100,000	*

* Not yet available

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

Under the terms of Penn Octane's existing supply contract, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane's existing letter of credit facility may not be adequate to meet the letter of credit requirements under agreement with its supplier due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

The LPG Supply Agreement terminates on the earlier to occur of:

•	Penn Octane ceases to have the right to access the Leased Pipeline that connects to Rio Vista's Brownsville Terminal Facility; or
•	Rio Vista ceases to sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.

Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines. Rio Vista's consolidated Mexican affiliate, Tergas, owns the Matamoros Terminal Facility and has been granted the permit to operate the Matamoros Terminal Facility. Rio Vista relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by an unrelated party. Rio Vista has an option to purchase Tergas for a nominal price of approximately $5,000.

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

Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Artículo 27 Constitutional en el Ramo del Petróleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Orgánica del Petróleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petróleos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

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

In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista's operations, as well as other provisions limiting the holders' of common units ability to influence the manner or direction of management.

General Partner Interest

The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. As of June 30, 2006, the General Partner was 100% owned by Penn Octane. On July 1, 2006, Penn Octane's 100% interest in the General Partner was decreased to 50% as a result of the exercise by Jerome B. Richter, former Chief Executive Officer of Penn Octane and by Shore Capital LLC ("Shore Capital"), an affiliate of Richard Shore, Jr., former President of Penn Octane and former Chief Executive Officer of the General Partner, of options to each acquire 25% of the General Partner (the "General Partner Options"). The exercise price for each option was approximately $82,000. Mr. Richter's option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained control of the General Partner pursuant to a voting agreement with each Shore Capital and Mr. Richter.

The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.

Options and Warrants

Loan Discount on Penn Octane Corporation's Debt Related to Detachable Warrants. During January 2004, in connection with $1.8 million of debt obligations of Penn Octane, Penn Octane agreed to issue an aggregate of 110,250 warrants to purchase Rio Vista common units ("Rio Vista Warrants") at an exercise price of $5.00 per common unit and recorded a discount of approximately $422,000 which was reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. The Rio Vista Warrants were to expire on December 15, 2006.

During March 2006, Rio Vista agreed to extend from December 15, 2006 to December 15, 2008 the expiration date on the Rio Vista warrants corresponding to the Notes then outstanding. The warrants were initially issued in connection with the December 15, 2003 amendment of the Notes. In connection with the extension of the warrants, Rio Vista recorded additional interest expense of approximately $22,000. The Notes have not been renewed or extended since December 15, 2005.

Distributions of Available Cash. On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005.

Equity Incentive Plan. On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (the "2005 Plan"). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015 or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. In addition, the board of managers may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the partnership agreement and applicable rules of the NASDAQ Stock Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vested in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant. The board of managers has not yet determined if Rio Vista will grant any common unit options for the fiscal year 2006.

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

Realization of Assets.  The accompanying unaudited consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista has a loss from operations for the three months and six months ended June 30, 2006 and has a deficit in working capital. Rio Vista is dependent on Penn Octane's ability to deliver adequate quantities of LPG at an acceptable price for ultimate sale to PMI, to provide credit to Rio Vista for such purchases and to provide management of its operations. Currently, Rio Vista's only source of revenue is from sales of LPG to PMI and it operates under the PMI Confirmation which provides for monthly volumes and margins which are materially less than Penn Octane's historical monthly volumes and margins. As a result, Penn Octane's and Rio Vista's gross profit have been materially reduced and may continue to decline and their cash flow and available credit may be insufficient to absorb such reductions in gross profit. The TransMontaigne Note may be due on demand by TransMontaigne unless Restated LPG Asset Sale closes (see note D to the unaudited consolidated financial statements).

The minimum volumes and applicable margins contained in the 2006 PMI Agreement are expected to provide Rio Vista with gross profit similar to the gross profit Rio Vista would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on the lower volume levels contained in the 2006 PMI Agreement. Actual volumes purchased by PMI under those prior agreements, however, exceeded minimum contractual amounts by approximately 35%. There is no assurance that PMI will purchase volumes as indicated in the 2006 PMI Agreement or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the 2006 PMI Agreement.

Assuming that the Restated LPG Asset Sale does not close, Rio Vista projects that its gross profit from operations under the 2006 PMI Agreement, based on the minimum volumes and applicable margins contained in the PMI Confirmation, will not provide sufficient cash flow for Rio Vista to pay its normal operating expenses through March 31, 2007 unless it can sufficiently reduce its operating expenses. Also, Rio Vista projects that monthly cash flows from LPG sales during the months of July 2006 through September 2006 will be less than during the months of October 2006 through March 2007 as a result of reduced monthly volumes committed to be purchased during July 2006 through September 2006. In addition, Rio Vista may be unable to make any necessary capital expenditures or to pay arrearages in distributions or to pay future distributions to its unitholders during the Term of the 2006 PMI Agreement.

Assuming that the Restated LPG Asset Sale does not close, Penn Octane projects that its gross profit from operations based on the minimum volumes and applicable margins contained in the 2006 PMI Agreement will not provide sufficient cash flow to pay its normal operating expenses through March 31, 2007, assuming breakeven results from its Fuel Sales Business, unless it can sufficiently reduce its operating expenses. In addition, Penn Octane's cash flow at the minimum volumes contained in the 2006 PMI Agreement is projected not to be sufficient to pay its other obligations, including its secured debt. The Fuel Sales Business is a relatively new business and, as a result, Penn Octane does not believe it can rely on that portion of its business to provide sufficient additional cash flow.

Rio Vista has guaranteed certain of Penn Octane's obligations. Substantially all of Rio Vista's and Penn Octane's assets are pledged or committed to be pledged as collateral on $940,000 of Penn Octane's existing debt, the RZB Credit Facility and/or the TransMontaigne Note, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane's Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2005 contains an explanatory paragraph which describes an uncertainty about Penn Octane's ability to continue as a going concern. If Penn Octane's and Rio Vista's cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane's creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon closing the Restated LPG Asset Sale, or if the Restated LPG Asset Sales does not close, upon the ability of Penn Octane to continue as a going concern and the continued sale of LPG to PMI at adequate volumes and margins to provide sufficient cash flow to pay Rio Vista's expenses, the TransMontaigne Note and guarantees of Penn Octane's obligations assuming Penn Octane's inability to pay such obligations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.

To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to close the Restated LPG Asset Sale. Management is also seeking to reduce operating expenses. In the event the Restated LPG Asset Sale is not closed, management may also continue to attempt to sell its LPG assets.

Impact of Inflation

Inflation in the United States and Mexico has been relatively low in recent years and did not have a material impact on the consolidated financial statements of Rio Vista. However, inflation remains a factor in the United States and Mexican economies and could increase Rio Vista's cost to acquire or replace property, plant and equipment as well as our labor and supply costs.

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

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" (the "SFAS 154"). This new standard replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Rio Vista has determined that SFAS 154 will not have a material impact on their consolidated results of operations, financial position or cash flows.

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

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

Critical Accounting Policies

The unaudited consolidated financial statements of Rio Vista reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to Rio Vista's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, "Summary of Significant Accounting Policies". Rio Vista believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.

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

The General Partner's management, including the principal executive officer and principal financial officer, are responsible for establishing and maintaining disclosure controls and procedures and internal controls and therefore have conducted an evaluation of Rio Vista's disclosure controls and procedures and internal controls, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of June 30, 2006. Based on their evaluation, Penn Octane's principal executive officer and principal accounting officer concluded that Rio Vista's disclosure controls and procedures and internal controls are effective.

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

See note I to Rio Vista's unaudited consolidated financial statements included in this Report.

Item 1A.	Risk Factors

Business Factors. Beginning with the expiration of the liquefied petroleum gas ("LPG") sales contract between Penn Octane and P.M.I. Trading Limited ("PMI") on June 30, 2004 and continuing through the PMI Confirmation entered into with PMI effective May 1, 2006, Rio Vista and Penn Octane have experienced materially lower LPG sales volumes and margins that have adversely affected Rio Vista's results of operations. Rio Vista has only one customer for LPG in Mexico, PMI. Rio Vista cannot be sure that PMI will purchase volumes as indicated in the PMI Confirmation or that PMI will continue to purchase LPG from Rio Vista or in quantities or at prices that are profitable upon the expiration of the PMI Confirmation. There are a limited number of suppliers of LPG that connect to Rio Vista's pipelines and a limited supply of LPG. Rio Vista may lose its competitive advantage when Penn Octane's Seadrift pipeline lease expires in 2013. Rio Vista may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. Rio Vista may not have sufficient cash to meet its obligations. All of Rio Vista's assets are pledged as collateral for existing debt of Penn Octane, and Rio Vista therefore may be unable to obtain additional financing collateralized by such assets. Rio Vista is at risk of economic loss due to fixed margin contracts. If Rio Vista cannot develop sufficient capital resources for acquisitions or opportunities for expansion, Rio Vista's growth will be limited. Future acquisitions and expansions may not be successful, may substantially increase Rio Vista's indebtedness and contingent liabilities, and may create integration difficulties. Rio Vista‘s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted. Rio Vista's business would also be adversely affected if the operations of Rio Vista's customers or suppliers (including Penn Octane) were interrupted.

Restated LPG Asset Sale. There can be no assurance that the Restated LPG Asset Sale will be completed according to the terms contained in the Restated LPG Asset Sale or according to different terms or at all. Even if the Restated LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. If the Restated LPG Asset Sale is completed the RZB Credit Facility may be restructured and/or reduced. A continued delay of or inability to close the Restated LPG Asset Sale could have a material adverse effect on Penn Octane's and Rio Vista's business, financial condition and results of operations. See the Management's Discussion and Analysis of Financial Condition and Results of Operations - Purchase and Sale Agreements.

Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of industrial and individual consumers. Rio Vista competes with other companies in the sale or purchase of LPG as well as the transportation of these products in the U.S. and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of Rio Vista's competitive position, particularly given the commodity nature of its products, is its ability to manage its expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products.

International Factors. Mexican economic, political and social conditions may change and adversely affect Rio Vista's operations. Rio Vista may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring Rio Vista to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. If deregulation occurs, the results may hinder Rio Vista's ability to negotiate acceptable contracts with distributors. Rio Vista's contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.

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

Acquisition Factors. In additional to the factors cited above, the advancement, cost and results of particular acquisitions sought by Rio Vista, including projects which do not specifically fall within the areas of Rio Vista's current lines of businesses will depend on: the outcome of negotiations for such projects; the ability of Rio Vista's management to manage such businesses; the ability of Rio Vista to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

Market Risk Factors. See "Notes to Consolidated Financial Statements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in this report for discussion of the impact of market risks, inflation and other uncertainties.

Internal Control Factors. Pursuant to Section 404 of the Sarbanes Oxley Act of 2002, beginning with the year ended December 31, 2007, Rio Vista's management is required to complete an annual evaluation of its internal control systems. In addition, Rio Vista's independent auditors are required to provide an opinion regarding such evaluation and the adequacy of Rio Vista's internal accounting controls. Rio Vista's internal controls may be found to be inadequate, deficiencies or weaknesses may be discovered, and remediation may not be successful. If Rio Vista acquires an existing business, the internal control systems of the acquired business may be inadequate and may require additional strengthening.

Projections. Projections, estimates and descriptions of Rio Vista's plans and objectives included or incorporated in Part I. Items 1. and 2. and Part II. Items 1. and 1A. are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are incorporated by reference to previously filed reports, as noted.

Exhibit No.

10.1    Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of June 4, 2005, by and between Rio Vista Energy Partners L.P. and P.M.I. Trading Limited (incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.2    Purchase and Sale Agreement dated as of August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.3    Amendment No. 1 to Purchase and Sale Agreement between Rio Vista Operating Partnership L.P., Penn Octane International, LLC and TransMontaigne Product Services Inc., dated January 26, 2006. (Incorporated by reference to Rio Vista's Annual Report on Form 10-K for the year ended December 31, 2005 filed on April 6, 2006, SEC File No. 000-50394).

10.4    Promissory note dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.5    Security agreement dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.6    Amended and Restated Consulting Agreement dated November 15, 2005 between Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter. (Incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

10.7    First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

10.8    First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

The following Exhibits are filed as part of this report:

Exhibit No.

2.1	Purchase and Sale Agreement dated August 15, 2006 as amended and restated on August 15, 2006 entered into by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc.

10.9	Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of April 28, 2006, by and between Rio Vista Operating Partnership L.P. and P.M.I. Trading Limited.

10.10	Form of LPG Transportation Agreement by and between Rio Vista Operating Partnership L.P., Penn Octane International, LLC and TransMontaigne Product Services Inc.

10.11	Form of US Pipeline Service & Operating Agreement by and between TransMontaigne Product Services Inc. and Rio Vista Operating Partnership L.P.

10.12	Form of Amendment No. 1 to Promissory Note between Rio Vista Operating Partnership, L.P. and TransMontaigne Product Services Inc.

10.13	Form of Amendment No. 1 to Security Agreement between Rio Vista Operating Partnership, L.P. and TransMontaigne Product Services Inc.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002

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

RIO VISTA ENERGY PARTNERS L.P.

August 14, 2006	By:	/s/Ian T. Bothwell
Ian T. Bothwell
Chief Financial Officer (principal accounting and financial officer) of Rio Vista GP LLC, general partner of Rio Vista Energy Partners L.P.