Form 10-Q
period 2006-09-30
RIO VISTA ENERGY PARTNERS LP
filed 2006-11-20
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________
Commission file number: 000-50394
Rio Vista Energy Partners L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0153267 (I.R.S. Employer Identification No.)

820 Gessner Road, Suite 1285, Houston, Texas (Address of Principal Executive Offices)	77024 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (713) 467-8235
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☑
The number of common units outstanding on November 10, 2006 was 1,910,656.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

Part I
Item 1.
Report of Independent Registered Public Accounting Firm
To the Board of Managers of Rio Vista GP LLC,
   General Partner of Rio Vista Energy Partners L.P.
We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of September 30, 2006, the consolidated statements of operations for the three months and nine months ended September 30, 2005 and 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2006 and the consolidated statement of partners’ capital for the nine months ended September 30, 2006. These interim consolidated financial statements are the responsibility of Rio Vista’s management.
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
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
November 13, 2006

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	September 30,
	2005	2006
		(Unaudited)
Current Assets
Cash	$26,000	$3,931,000
Restricted cash	1,907,000	26,000
Trade accounts receivable (less allowance for doubtful accounts of $0)	10,926,000	286,000
Due from Penn Octane Corporation, net	—	3,288,000
Prepaid expenses and other current assets	5,000	7,000
Net current assets from discontinued operations	2,244,000	—

Total current assets	15,108,000	7,538,000
Property, plant and equipment — net	11,412,000	10,815,000
Other non-current assets	15,000	11,000

Total assets	$26,535,000	$18,364,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND PARTNERS’ CAPITAL

	December 31,	September 30,
	2005	2006
		(Unaudited)
Current Liabilities
Note payable	$1,300,000	$1,000,000
Due to Penn Octane Corporation, net	11,582,000	—
Accounts payable	670,000	326,000
Mexican taxes payable	22,000	73,000
Accrued liabilities	762,000	724,000

Total current liabilities	14,336,000	2,123,000
Commitments and contingencies	—	—
Partners’ Capital
Common units	11,955,000	15,916,000
General partner’s equity	244,000	325,000

Total partners’ capital	12,199,000	16,241,000

Total liabilities and partners’ capital	$26,535,000	$18,364,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006
Revenues	$—	$191,000	$—	$191,000
Cost of goods sold	774,000	397,000	1,651,000	1,384,000

Gross loss	(774,000)	(206,000)	(1,651,000)	(1,193,000)
Selling, general and administrative expenses
Legal and professional fees	248,000	88,000	890,000	490,000
Salaries and payroll related expenses	215,000	151,000	964,000	492,000
Other	334,000	298,000	1,056,000	935,000

	797,000	537,000	2,910,000	1,917,000

Operating loss from continuing operations	(1,571,000)	(743,000)	(4,561,000)	(3,110,000)
Other expense
Interest expense	(154,000)	(31,000)	(326,000)	(105,000)

Loss from continuing operations before taxes	(1,725,000)	(774,000)	(4,887,000)	(3,215,000)
Provision for Mexican income taxes	(17,000)	(23,000)	(44,000)	(52,000)

Net loss from continuing operations	$(1,742,000)	$(797,000)	$(4,931,000)	$(3,267,000)
Discontinued operations:
Net income from operations of the LPG Assets Sold	668,000	280,000	3,301,000	2,065,000
Net gain on sale of LPG assets	—	5,214,000	—	5,214,000

Net income from discontinued operations	668,000	5,494,000	3,301,000	7,279,000

Net income (loss)	$(1,074,000)	$4,697,000	$(1,630,000)	$4,012,000

Net income (loss) allocable to the partners	$(1,074,000)	$4,697,000	$(1,630,000)	$4,012,000
Less general partner’s interest in net income (loss)	21,000	(94,000)	32,000	(81,000)

Net income (loss) allocable to the common units	$(1,053,000)	$4,603,000	$(1,598,000)	$3,931,000

Net loss from continuing operations per common unit	$(0.89)	$(0.41)	$(2.53)	$(1.68)
Net income from discontinued operations per common unit	0.34	2.82	1.69	3.74

Net income (loss) per common unit	$(0.55)	$2.41	$(0.84)	$2.06

Weighted average common units outstanding	1,910,656	1,910,656	1,910,656	1,910,656

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

	Common Units
				Total
			General	Partners'
	Units	Amount	Partner	Capital
Balance as of December 31, 2005	1,910,656	$11,955,000	$244,000	$12,199,000
Net income	—	3,931,000	81,000	4,012,000
Cash distribution to partners	—	—	—	—
Unit-based payment expense	—	8,000	—	8,000
Loan discount on Penn Octane Corporation’s debt related to detachable warrants	—	22,000	—	22,000

Balance as of September 30, 2006 (unaudited)	1,910,656	$15,916,000	$325,000	$16,241,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2005	2006
Cash flows from operating activities:
Net loss from continuing operations	$(4,931,000)	$(3,267,000)
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	454,000	444,000
Amortization of loan discount related to detachable warrants	326,000	22,000
(Gain) loss on sale of assets	(24,000)	74,000
Stock based compensation	—	8,000
Changes in current assets and liabilities:
Trade accounts receivable	(200,000)	10,639,000
Inventories	92,000	—
Prepaid expenses and other current assets	(10,000)	(2,000)
Accounts payable	379,000	(344,000)
Due to Penn Octane Corporation, net	1,149,000	(14,870,000)
Accrued liabilities	386,000	(38,000)
Mexican taxes payable	(21,000)	52,000

Net cash used in continuing operating activities	(2,400,000)	(7,282,000)
Net cash provided by discontinued operating activities	3,301,000	2,065,000

Net cash provided by (used in) operating activities	901,000	(5,217,000)
Cash flows from investing activities:
Capital expenditures	(181,000)	(52,000)
Proceeds from the sale of assets	175,000	131,000
Proceeds from sale of discontinued operations		7,458,000
Net assets held for sale	247,000	—
Other non-current assets	4,000	4,000

Net cash provided by investing activities	245,000	7,541,000
Cash flows from financing activities:
Decrease (increase) in restricted cash	(1,447,000)	1,881,000
Cash distributions to partners	(975,000)	—
Issuance of debt	1,300,000	—
Reduction of debt	—	(300,000)

Net cash provided by (used in) financing activities	(1,122,000)	1,581,000

Net change in cash	24,000	3,905,000
Cash at beginning of period	13,000	26,000

Cash at end of period	$37,000	$3,931,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest and LPG financing expense	$—	$338,000

Cash paid for Mexican taxes	$181,000	$—

Supplemental disclosures of noncash transactions:
Units and warrants issued and other	$422,000	$22,000

Transfer of line fill to inventory	$92,000	$—

The accompanying notes and accountants’ report are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane at September 30, 2006. Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement with the other owners of the General Partner. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.
As more fully described in note D, prior to the sale of a portion of Rio Vista’s LPG related assets and all of Penn Octane’s liquefied petroleum gas (LPG) related assets to TransMontaigne Product Services, Inc. (TransMontaigne) on August 22, 2006 (LPG Asset Sale), Rio Vista was principally engaged in the purchase, transportation and sale of LPG. Subsequent to the LPG Asset Sale, Rio Vista continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connects the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to a LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.
Subsequent to the Spin-Off, and through the date of the LPG Asset Sale, Rio Vista sold LPG directly to P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. Rio Vista purchased LPG from Penn Octane under a long-term supply agreement. The purchase price to Rio Vista of the LPG sold from Penn Octane was determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that took into consideration operating costs of Penn Octane and Rio Vista. Prior to the LPG Asset Sale, Rio Vista’s primary customer for LPG was PMI. PMI sells the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributes the LPG into the northeastern region of Mexico. Subsequent to the LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for its sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
The General Partner is entitled to receive distributions from Rio Vista on its general partner interest and additional incentive distributions as provided in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION — Continued
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
The unaudited consolidated balance sheet as of September 30, 2006, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2005 and 2006 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2005 and 2006, have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of September 30, 2006, the unaudited consolidated results of operations for the three months and nine months ended September 30, 2005 and 2006 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2005 and 2006.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although Rio Vista believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
Certain reclassifications have been made to prior period balances to conform in the current presentation. All reclassifications have been consistently applied to the periods presented.
NOTE B — UNIT-BASED PAYMENT
During the quarter ended March 31, 2006, Rio Vista adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In the three and nine months ended September 30, 2006, Rio Vista recorded unit-based payment expense of $0 and $8,000, respectively, under the fair-value provisions of SFAS 123R. Rio Vista utilizes unit-based awards as a form of compensation for employees, officers and managers of the General Partner.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B — UNIT-BASED PAYMENT — Continued
Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, Rio Vista’s pro forma net income, and net income per common unit would have been as follows for the three months and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income (loss) as reported	$(1,074,000)	$(1,630,000)
Add: Unit-based employee compensation expense included in reported net loss	—	—
Less: Total unit-based employee compensation expense determined under fair value based method for all awards	(12,000)	(309,000)

Net income (loss) pro forma	(1,086,000)	(1,939,000)
Net income (loss) allocable to the common units pro forma	(1,064,000)	(1,900,000)
Net income (loss) per common unit, as reported	(0.55)	(0.84)
Net income (loss) per common unit, pro forma	(0.56)	(0.99)
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE C — INCOME (LOSS) PER COMMON UNIT
Net income (loss) from continuing operations per common unit is computed on the weighted average number of units outstanding. During periods in which Rio Vista incurs losses, giving effect to common unit equivalents is not presented as it would be antidilutive.
The following tables present reconciliations from net income (loss) from continuing operations per common unit to net income (loss) from continuing operations per common unit assuming dilution (see note H for the warrants):

	For the three months ended September 30, 2005
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(1,742,000)
Basic EPS
Income (loss) allocable to the common units	(1,707,000)	1,910,656	$(0.89)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Income (loss) allocable to the common units	N/A	N/A	N/A

	For the three months ended September 30, 2006
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(797,000)
Basic EPS
Income (loss) allocable to the common units	(781,000)	1,910,656	$(0.41)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Income (loss) allocable to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE C — INCOME (LOSS) PER COMMON UNIT — Continued

	For the nine months ended September 30, 2005
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(4,931,000)
Basic EPS
Income (loss) allocable to the common units	(4,832,000)	1,910,656	$(2.53)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Income (loss) allocable to the common units	N/A	N/A	N/A

	For the nine months ended September 30, 2006
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(3,267,000)
Basic EPS
Income (loss) allocable to the common units	(3,202,000)	1,910,656	$(1.68)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Income (loss) allocable to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS
On August 22, 2006, Rio Vista completed the sale and assignment to TransMontaigne of certain LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located, (collectively, the Brownsville Terminal Assets) and assignment of the 2006 PMI agreement (Brownsville Terminal Assets and the 2006 PMI agreement collectively, the Rio Vista Sold Assets) pursuant to an amended and restated purchase and sale agreement (Rio Vista Restated PSA). The Rio Vista Restated PSA replaced the previous purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005. Rio Vista retained its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the Retained Assets). The purchase price for the Rio Vista Sold Assets was $8,300,000 less closing adjustments of $351,173.
Also on August 22, 2006, Penn Octane completed the sale and assignment to TransMontaigne of all of Penn Octane’s LPG assets, including assignment of the lease of the Leased Pipeline and the Exxon Supply Contract (Penn Octane Sold Assets) pursuant to an amended and restated purchase and sale agreement (Penn Octane Restated PSA). The terms of the Penn Octane Restated PSA were substantially similar to the original purchase and sale agreement entered into between Penn Octane and TransMontaigne on August 15, 2005. Penn Octane retained assets related to its Fuel Sales Business, and its interest in the General Partner. The purchase price was $10,100,000 for assets sold by Penn Octane less closing adjustments of $132,177.
In connection with the Rio Vista Restated PSA, Rio Vista was required to escrow $500,000 for disposal and cleaning costs of the refined products tank farm (Escrow Cleaning Costs) and the TransMontaigne Note (see note F) was amended whereby Rio Vista was required to pay $300,000 of principal at closing and will be required to pay the remaining outstanding principal balance on August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note.
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The existing PMI agreement contract between TransMontaigne and PMI expires on March 31, 2007. Rio Vista receives a fee for all LPG product transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party.
In connection with Mr. Jerome B. Richter’s consulting agreement (see note I), Rio Vista paid Mr. Richter $138,399 for fees due on the sale of the Rio Vista Sold Assets.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
The sale of the Rio Vista Sold Assets constituted a disposal of a business in accordance with FAS 144. Accordingly, the financials statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets, consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility, have been included in cost of goods sold since these costs will continue to be incurred in connection with the LPG Transportation Agreement.
The components comprising net current assets from discontinued operations at December 31, 2005 and September 30, 2006 were as follows:

	December 31,	September 30,
	2005	2006
Brownsville Terminal Facility:
Building	$173,000	$—
Terminal facilities	3,631,000	—
Tank Farm	374,000	—
Leasehold improvements	319,000	—
Equipment	226,000	—
Truck	26,000	—
Static inventory	168,000	—

	4,917,000	—
Less: Accumulated depreciation	(2,935,000)	—

	1,982,000	—
Inventories	262,000	—

Net current assets from discontinued operations	$2,244,000	$—

NOTE E — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,	September 30,
	2005	2006
US — Mexico Pipelines and Matamoros Terminal Facility: (a)
U.S. Pipelines and Rights of Way	$6,747,000	$6,752,000
Mexico Pipelines and Rights of Way	993,000	1,038,000
Matamoros Terminal Facility	5,875,000	5,647,000
Land	705,000	705,000

Total	14,320,000	14,142,000
Less: accumulated depreciation and amortization	(2,908,000)	(3,327,000)

	$11,412,000	$10,815,000

(a)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.
Property, plant and equipment, net of accumulated depreciation, includes $5,327,000 and $4,869,000 of costs, located in Mexico at December 31, 2005 and September 30, 2006, respectively.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — DEBT OBLIGATIONS
TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note D), TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Sold Assets, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. The TransMontaigne Note is collateralized by the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of September 30, 2006) plus 2% annually and interest is payable monthly.
NOTE G — INCOME TAXES
Rio Vista is taxed as a Partnership under Code Section 701 of the Internal Revenue Code. All of Rio Vista’s income is taxed at the partner level; therefore, Rio Vista has no U.S. income tax expense or liability. Rio Vista’s Mexican subsidiaries incur income tax expense in Mexico on their taxable income. Mexican income tax expense for the three months ended September 30, 2005 and 2006 was $17,000 and $23,000, respectively. Mexican income tax expense for the nine months ended September 30, 2005 and 2006 was $44,000 and $52,000, respectively. No deferred Mexican income tax expense was recorded for the three months and nine months ended September 30, 2006.
NOTE H — PARTNERS’ CAPITAL
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
NOTE H — PARTNERS’ CAPITAL — Continued
In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista’s operations, as well as other provisions limiting the holders’ of common units ability to influence the manner or direction of management.
General Partner Interest
The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. As of September 30, 2006, the General Partner was 100% owned by Penn Octane. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Jerome B. Richter, former Chief Executive Officer of Penn Octane and by Shore Capital LLC (Shore Capital), an affiliate of Richard Shore, Jr., former President of Penn Octane and former Chief Executive Officer of the General Partner, of options to each acquire 25% of the General Partner (General Partner Options). In connection with the exercise of the General Partner Options, Penn Octane retained control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter.
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
NOTE H — PARTNERS’ CAPITAL — Continued
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
On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vested in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant. The board of managers has not granted any common unit options for the fiscal year 2006.
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
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006, Rio Vista made a cash distribution of $0.25 per unit to all holders of record as of October 23, 2006 totaling $487,000 (including amount paid to the General Partner).
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, Penn Octane will only be entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — COMMITMENTS AND CONTINGENCIES
Litigation
Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries have been named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. Neither of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of Penn Octane, Rio Vista or any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.
The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista’s Mexican subsidiaries. According to the lawsuits, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The insurance carrier for the owner of the tanker truck has settled certain claims in Mexico with victims of the accident.
Even though the accident took place in Mexico, both lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction requires a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also requires Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order requires Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The amended injunction supercedes a previous order for temporary injunction issued on June 13, 2006. The Brownsville, Texas Terminal Facility was sold to TransMontaigne Products Services, Inc., on August 22, 2006. Limited discovery has been conducted to date in this proceeding.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — COMMITMENTS AND CONTINGENCIES — Continued
Litigation — Continued
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
Management believes the above lawsuits against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries are without merit and, based on the advice of counsel, does not anticipate liability for damages. Rio Vista’s insurance carrier is expected to bear the legal fees and expenses in connection with defending these cases. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.
On December 14, 2004, a subsidiary of Rio Vista brought a condemnation action against a landowner in order to obtain a right-of-way in connection with Rio Vista’s existing pipelines that run between Brownsville, Texas and Matamoros, Mexico. The case is captioned Rio Vista Operating Partnership L.P. vs. Guajardo, Jr. Farms, Inc., and was filed in the County Court No. 3 of Cameron County, Texas. In October 2005, special commissioners appointed by the court awarded $100,000 to the landowner in connection with the condemnation action. Pursuant to the award, Rio Vista deposited $100,000 into the Registry of the Court on November 17, 2005. Rio Vista is currently challenging this award in the trial court. Subsequently, the landowner filed an inverse condemnation counterclaim against Rio Vista and Penn Octane seeking damages of $1,800,000. Rio Vista moved for summary judgment against the landowner on its counterclaim. In response to Rio Vista’s motion, the Court granted partial summary judgment in favor of Rio Vista, holding that there are no compensable damages arising from an inverse condemnation. The landowner has subsequently amended his counterclaim seeking damages of $275,000. The parties are currently conducting discovery and mediation is scheduled for December 2006. A trial date is set for January 8, 2007.
Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims. Rio Vista believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility, Letters of Credit and Other
Rio Vista’s LPG purchases were financed entirely by Penn Octane. Penn Octane previously financed its purchases of LPG and continues to finance its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB).
As of September 30, 2006, Penn Octane had a $20,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of gasoline and diesel fuel (Fuel Products) in connection with Penn Octane’s fuel sales business. The RZB Credit Facility includes a $3,000,000 limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. The March 31, 2006 review was deferred on a month to month basis pending consummation of the LPG Asset Sale. Penn Octane and RZB are negotiating a revised credit facility. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, prior to the LPG Asset Sale, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which Rio Vista’s Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. RZB consented to the LPG Asset Sale and released its liens on the assets sold.
Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at September 30, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.
Under the terms of the RZB Credit Facility, all cash from Penn Octane’s Fuel Products are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and/or Rio Vista exceed all liabilities under outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB.
LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $63,000 and $61,000 for the three months ended September 30, 2005 and 2006, respectively. LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $164,000 and $239,000 for the nine months ended September 30, 2005 and 2006, respectively.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — COMMITMENTS AND CONTINGENCIES — Continued
Consulting Agreement
During November 2005, Penn Octane, Rio Vista and Mr. Richter entered into a consulting agreement whereby Mr. Richter was to serve as a special advisor to the board of directors of Penn Octane and the board of managers of Rio Vista and was to provide the following services (Services) to both Penn Octane and Rio Vista: assistance with the sale of all or part of their LPG assets, assistance with other transactions (including restructurings) involving the companies as mutually agreed by the parties and such other services that the companies may reasonably request.
In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista agreed to pay the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to a previous agreement with PMI.
Mr. Richter’s consulting agreement expires on November 14, 2006.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — COMMITMENTS AND CONTINGENCIES — Continued
Partnership Tax Treatment — Continued
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
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
The dollar amounts of Penn Octane’s obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $10,115,000 at September 30, 2006 based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q and the amounts were as follows:

Fuel Products trade accounts payable	$6,236,000
Lines of credit	$1,286,000
Letters of credit in excess of Fuel Products trade accounts payable	$2,593,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — COMMITMENTS AND CONTINGENCIES — Continued
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility totals $22,925,000 at September 30, 2006 and the amounts were as follows:

Accounts receivable	$5,607,000
Restricted cash	$3,079,000
Inventory	$3,334,000
Property, plant and equipment, net	$10,905,000
Rio Vista’s assets that are included in the above amounts are as follows:

Accounts receivable	$286,000
Property, plant and equipment, net	$10,815,000
NOTE J — RELATED PARTY TRANSACTIONS
The General Partner has a legal duty to manage Rio Vista in a manner beneficial to Rio Vista’s unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a “fiduciary” duty. Because of Penn Octane’s ownership and control of the General Partner, Penn Octane’s officers and managers of the General Partner also have fiduciary duties to manage the business of the General Partner in a manner beneficial to Penn Octane and its stockholders.
The partnership agreement limits the liability and reduces the fiduciary duties of the General Partner to the unitholders. The partnership agreement also restricts the remedies available to unitholders for actions that might otherwise constitute breaches of the General Partner’s fiduciary duty.
Under the terms of the LPG Supply Agreement and Omnibus Agreement, Penn Octane charged Rio Vista $21,940,000 and $10,879,000 for the three months ended September 30, 2005 and 2006, respectively, and $39,701,000 and $69,769,000 for the nine months ended September 30, 2005 and 2006, respectively.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of Rio Vista’s liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein. References to specific years proceeded by “fiscal” (e.g. fiscal 2006) refer to Rio Vista’s fiscal year ending December 31.
Forward-Looking Statements
The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should”, “estimates”, “projects” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, Rio Vista has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, potential acquisitions, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US — Mexico Pipelines, the Brownsville and Matamoros Terminal Facilities, other upgrades to Rio Vista’s facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, LPG Asset Sale, LPG Transportation Business, Retained Assets, TransMontaigne Note, guarantees, cash distributions, Qualifying Income, Penn Octane, partnership tax treatment, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005, Rio Vista’s Registration Statement on Form 10 as well as those discussed elsewhere in this Quarterly Report. These factors may not include all material risks facing Rio Vista.
Rio Vista Energy Partners L.P. and its consolidated subsidiaries are collectively hereinafter referred to as “Rio Vista”.
Overview
Rio Vista Energy Partners L.P. (“Rio Vista”), a Delaware limited partnership, was formed by Penn Octane Corporation (“Penn Octane”) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (“RVOP”) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (the “Common Units”) in Rio Vista to its common stockholders (the “Spin-Off”), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (the “General Partner”), a wholly owned subsidiary of Penn Octane at September 30, 2006. Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement with the other owners of the General Partner. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.
As more fully described in note D to the unaudited consolidated financial statements, prior to the sale of a portion of Rio Vista’s LPG related assets and all of Penn Octane’s liquefied petroleum gas (“LPG”) related assets to TransMontaigne Product Services, Inc. (“TransMontaigne”) on August 22, 2006 (the “LPG Asset Sale”), Rio Vista was principally engaged in the purchase, transportation and sale of LPG. Subsequent to the LPG Asset Sale, Rio Vista continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (the “Matamoros Terminal Facility”) and approximately 23 miles of pipelines (the “US - Mexico Pipelines”) (collectively “Retained Assets”) which connects the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to a LPG transportation agreement with TransMontaigne, Rio Vista uses the Retained Assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.

Subsequent to the Spin-Off, and through the date of the LPG Asset Sale, Rio Vista sold LPG directly to P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. Rio Vista purchased LPG from Penn Octane under a long-term supply agreement. The purchase price to Rio Vista of the LPG sold from Penn Octane was determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that took into consideration operating costs of Penn Octane and Rio Vista. Prior to the LPG Asset Sale, Rio Vista’s, primary customer for LPG was PMI. PMI sells the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributes the LPG into the northeastern region of Mexico. Subsequent to the LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for its sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
Rio Vista does not anticipate that its existing business, the LPG Transportation Business (see below), will generate sufficient cash flow to enhance unitholder value. Therefore, Rio Vista intends to use a portion of its available cash and credit to make strategic acquisitions of assets that generate “qualifying income” as this is defined in Section 7704 of the Internal Revenue Code.
The General Partner is entitled to receive distributions from Rio Vista on its general partner interest and additional incentive distributions (see Liquidity and Capital Resources — Distributions of Available Cash) as provided in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.
LPG Transportation Agreement
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (the “LPG Transportation Agreement”), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing 2006 PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The existing 2006 PMI agreement between TransMontaigne and PMI expires on March 31, 2007. Rio Vista receives a fee for all LPG product transported on behalf of TransMontaigne through the Retained Assets. Any changes in future contracts between PMI and TransMontaigne for the sale of LPG will have an impact on the fees which Rio Vista will receive pursuant to the LPG Transportation Agreement. Rio Vista is also exploring potential opportunities which would enhance the value of the Retained Assets.
The following table sets forth the minimum monthly volume of LPG that PMI has agreed to purchase from TransMontaigne under the existing agreement with PMI:

Month	Minimum Volumes
(gallons)
October 2006	8,100,000
November 2006	8,100,000
December 2006	9,000,000
January 2007	8,100,000
February 2007	8,100,000
March 2007	8,100,000

Rio Vista is entitled to fees for actual volumes delivered pursuant to the LPG Transportation Agreement.
PMI has historically used the Matamoros Terminal Facility to load LPG by truck for product destined for the northeastern part of Mexico.
Potential Factors Affecting Future Demand Of The Retained Assets:
Recent Trends. Since April 2004, through the date of the LPG Asset Sale, PMI contracted with either Penn Octane or Rio Vista (subsequent to the Spin-Off), for LPG volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years. The existing contract between TransMontaigne and PMI also provides for minimum volumes lower than historical amounts. Rio Vista believes that the reduction of volume commitments by PMI is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in the near future. Rio Vista is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.
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
During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX’s Cadereyta Refinery in Monterrey, Mexico to terminal facilities operated by TransMontaigne, Inc. in Brownsville, Texas. The pipeline crosses the US-Mexico border near the proximity of Rio Vista’s pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has agreed that it will not transport LPG through October 15, 2017.
Dependence on TransMontaigne. The ability of Rio Vista to transport LPG using the Retained Assets is dependent on TransMontaigne, including TransMontaigne’s future contracts with PMI, and TransMontaigne’s ability to bring supplies of LPG into the Retained Assets.

Results of Operations
The following discussion of Rio Vista’s results of operations from continuing operations for all periods presented excludes the results of operations related to the Sold Assets, including revenues, direct costs and associated interest expenses, which have been reclassified as discontinued operations (see below). As a result, the results of operations from continuing operations reflects only the results associated with the LPG Transportation Business, including all costs associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility and all indirect income and expenses of the Company.
Continuing Operations:
Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005
Revenues. Revenues for the three months ended September 30, 2006, were $0.2 million. There were no revenues during the three months ended September 30, 2005 since the LPG Transportation business did not commence until August 22, 2006. All revenues prior to August 22, 2006 were derived from Rio Vista’s LPG sales business and have been reclassified as discontinued operations (see below).
Cost of goods sold. Cost of goods sold for the three months ended September 30, 2006 was $0.4 million compared with $0.8 million for the three months ended September 30, 2005, a decrease of $0.4 million or 50.0%. The cost of goods sold consists primarily of costs associated with operation of the US — Mexico Pipelines and Matamoros Terminal Facility. All costs associated with Rio Vista’s LPG sales business prior to the LPG Asset Sale have been reclassified as discontinued operations (see below).
Selling, general and administrative expenses. Selling, general and administrative expenses were $0.5 million for the three months ended September 30, 2006 compared with $0.8 million for the three months ended September 30, 2005, a decrease of $0.3 million or 37.5%. These costs were comprised of indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees. The decrease was principally attributable to reduced professional fees and payroll related costs during the three months ended September 30, 2006.
Other income (expense). Other expense was approximately ($31,000) for the three months ended September 30, 2006 and consisted of interest expense on the TransMontaigne Note. Other expense was approximately $(0.2) million for the three months ended September 30, 2005 and is primarily comprised of amortization of loan discount related to detachable warrants.
Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005
Revenues. Revenues for the nine months ended September 30, 2006, were $0.2 million. There were no revenues during the nine months ended September 30, 2005 since the LPG Transportation business did not commence until August 22, 2006. All revenues prior to August 22, 2006 were derived from Rio Vista’s LPG sales business and have been reclassified as discontinued operations (see below).
Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2006 was $1.4 million compared with $1.7 million for the nine months ended September 30, 2005, a decrease of $0.3 million or 17.6%. The cost of goods sold consists primarily of costs associated with operation of the US — Mexico Pipelines and Matamoros Terminal Facility. All costs associated with Rio Vista’s LPG sales business prior to the LPG Asset Sale have been reclassified as discontinued operations (see below).
Selling, general and administrative expenses. Selling, general and administrative expenses were $2.0 million for the nine months ended September 30, 2006 compared with $2.9 million for the nine months ended September 30, 2005, a decrease of $0.9 million or 31.0%. These costs were comprised of indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees. The decrease was principally attributable to reduced professional fees and payroll related costs during the nine months ended September 30, 2006.

Other income (expense). Other expense was $(0.1) million for the nine months ended September 30, 2006 compared with $(0.3) million for the nine months ended September 30, 2005. Other expense is primarily comprised interest on the TransMontaigne Note during the three months ended September 30, 2006 and amortization of loan discount related to detachable warrants during the three months ended September 30, 2005.
Discontinued Operations:
The following is a discussion of Rio Vista’s results of operations from discontinued operations of its LPG sales business for all periods presented through the date of its LPG Asset Sale and includes all related revenues, direct costs and associated interest expenses.
The following table shows Rio Vista’s volume of LPG sold in gallons and average sales price for LPG for the three months and nine months ended September 30, 2005 and 2006;

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2006 (a)	September 30, 2005	September 30, 2006 (a)
Volume Sold
LPG (millions of gallons) — PMI	21.0	9.0	74.0	66.2

Average sales price
LPG (per gallon) — PMI	$1.08	$1.23	$0.94	$1.08

(a)	Sales of LPG ceased on August 21, 2006, immediately prior to the LPG Asset Sale
Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005
Revenues. Revenues for the three months ended September 30, 2006, were $11.0 million compared with $22.7 million for the comparative period one year earlier, a decrease of $11.7 million or 51.5%. Of this decrease, $14.8 million was attributable to decreased volumes of LPG sold to PMI during the three months ended September 30, 2006, partially offset by $3.1 million attributable to increases in average sales prices of LPG sold to PMI during the three months ended September 30, 2006.
Cost of goods sold. Cost of goods sold for the three months ended September 30, 2006 was $10.7 million compared with $22.0 million for the three months ended September 30, 2005, a decrease of $11.3 million or 51.3%. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Of this decrease, $13.8 million was attributable to decreased volumes of LPG purchased from Penn Octane for sale to PMI during the three months ended September 30, 2006 and $0.2 million was attributable to decreases in direct costs associated with the sale of LPG during the three months ended September 30, 2006, partially offset by $2.8 million attributable to increases in the average costs of LPG purchased from Penn Octane for sale to PMI during the three months ended September 30, 2006.
Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005
Revenues. Revenues for the nine months ended September 30, 2006, were $71.5 million compared with $69.5 million for the comparative period one year earlier, an increase of $2.0 million or 2.8%. Of this increase, $10.2 million was attributable to increases in average sales prices of LPG sold to PMI during the nine months ended September 30, 2006 partially offset by $8.2 million attributable to decreased volumes of LPG sold to PMI during the nine months ended September 30, 2006.
Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2006 was $69.5 million compared with $66.2 million for the nine months ended September 30, 2005, an increase of $3.3 million or 4.9%. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Of this increase, $11.0 million was attributable to increases in the average costs of LPG purchased from Penn Octane for sale to PMI during the nine months ended September 30, 2006 partially offset by $7.7 million attributable to decreased volumes of LPG purchased from Penn Octane for sale to PMI during the nine months ended September 30, 2006 and $0.1 million attributable to decreases in direct costs associated with the sale of LPG during the nine months ended September 30, 2006.

Liquidity and Capital Resources
General. The following schedule details the pro forma working capital of Rio Vista and its subsidiaries after adjustment for (a) the distribution paid by Rio Vista on October 26, 2006 and (b) the payment of outstanding intercompany balances:

	As Reported			Adjusted
	9/30/2006	Pro Forma		9/30/2006
Current Assets
Cash	$3,931,000	$(487,000	)(a)	$6,732,000
		3,288,000	(b)
Restricted Cash	26,000			26,000
Trade Accounts Receivable	286,000			286,000
Inventories	—			—
Due From Affiliates	3,288,000	(3,288,000	)(b)	—
Prepaid Expenses	7,000			7,000

Total Current Assets	7,538,000	(487,000)		7,051,000

Current Liabilities
Current Maturities Of Long-Term Debt	$1,000,000			$1,000,000
US and Foreign Taxes Payable	73,000			73,000
Accounts Payables	326,000			326,000
Accrued Liabilities	724,000			724,000

Total Current Liabilities	2,123,000	—		2,123,000

Working Capital	$5,415,000	(487,000)		$4,928,000

The pro forma net working capital available to Rio Vista at September 30, 2006, after adjustment for the September 30, 2006 quarterly distribution paid on October 26, 2006 is approximately $4.9 million. The pro forma net cash on hand available to Rio Vista at September 30, 2006 after adjustment for the September 30, 2006 quarterly distribution paid on October 26, 2006 and receipt of payment of amounts due from Penn Octane was $6.7 million. Rio Vista will be required to pay the TransMontaigne Note of $1.0 million plus accrued and unpaid interest in August 2007.
Rio Vista has minimum quarterly distribution arrearages for the quarters ended June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006 totaling in the aggregate $2.5 million. Rio Vista currently intends to use its cash assets to enhance unitholder value through the strategic acquisition of assets that generate “qualifying income” as this term is defined in Section 7704 of the Internal Revenue Code.
As a result of the LPG Asset Sale, Rio Vista’s sources of cash flows are expected to be derived from the LPG Transportation Agreement and income on invested cash assets, if any. Under the LPG Transportation Agreement, Rio Vista may only transport LPG on behalf of TransMontaigne. Accordingly, there is no assurance that TransMontaigne will utilize the Retained Assets at capacity levels which provide Rio Vista with sufficient cash flow to meet working capital requirements. In addition, TransMontaigne’s agreement with PMI expires on March 31, 2007, and there can be no assurance that TransMontaigne will continue selling LPG to PMI. Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional units. Currently, substantially all of Rio Vista’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility and the TransMontaigne Note. Accordingly Rio Vista may be unable to obtain additional financing collateralized by those assets.
In connection with the Omnibus Agreement, Penn Octane is entitled to reimbursement of costs incurred on behalf of Rio Vista, including an allocable share of overhead. Rio Vista cannot be certain that future cash flows from its LPG Transportation Business and future investments, if any, will be adequate to cover all of its future working capital requirements including minimum distributions by Rio Vista.

Rio Vista projects that monthly cash flows from its LPG Transportation Agreement during the months of July through September will be less than during the months of October through March as a result of seasonality.
TransMontaigne Note. In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note D to the unaudited consolidated financial statements), TransMontaigne loaned Rio Vista $1,300,000 (the “TransMontaigne Note”). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (the “Collateral”). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Sold Assets, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. The TransMontaigne Note is collateralized by the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of September 30, 2006) plus 2% annually and interest is payable monthly.
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations. Rio Vista has agreed to guarantee Penn Octane’s obligations to RZB with respect to the RZB Credit Facility and all of Rio Vista’s assets are pledged as collateral for those obligations of Penn Octane to RZB, except that RZB has agreed to subordinate certain of Rio Vista’s assets in connection with the TransMontaigne Note. In addition, Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2.5 million. However, the Internal Revenue Service (the “IRS”) may review Penn Octane’s federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off. Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder. As a result of the pledge of the collateral, Rio Vista may be unable to obtain financing using these pledged assets as collateral. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default exists, under Penn Octane’s revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.
The following is a discussion of the guaranteed obligations:
RZB Obligation
Rio Vista’s LPG purchases were financed entirely by Penn Octane. Penn Octane previously financed its purchases of LPG and continues to finance its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB).
As of September 30, 2006, Penn Octane had a $20.0 million credit facility with RZB for demand loans and standby letters of credit (the “RZB Credit Facility”) to finance Penn Octane’s purchases of gasoline and diesel fuel (“Fuel Products”) in connection with Penn Octane’s fuel sales business. The RZB Credit Facility includes a $3.0 million limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. The March 31, 2006 review was deferred on a month to month basis pending the consummation of the LPG Asset Sale. Penn Octane and RZB are negotiating a revised credit facility. As a result of the financing provided to Rio Vista by Penn Octane, Rio Vista has agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, prior to the LPG Asset Sale, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the “District”) for the land on which Rio Vista’s Brownsville Terminal Facility is located, and has entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. RZB consented to the LPG Asset Sale and released its liens on the assets sold.

Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at September 30, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10.0 million.
Under the terms of the RZB Credit Facility, all cash from Penn Octane’s Fuel Products sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and/or Rio Vista exceed all liabilities under outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB.
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $10.1 million at September 30, 2006, based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q, and the amounts were as follows (in millions):

Fuel Products trade payables	$6.2
Lines of credit	$1.3
Letters of credit in excess of Fuel Products trade payables	$2.6
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility totals $22.9 million at September 30, 2006 and the amounts were as follows (in millions):

Accounts receivable	$5.6
Restricted cash	$3.1
Inventory	$3.3
Property, plant and equipment, net	$10.9
Rio Vista’s assets that are included in the above amounts are as follows (in millions):

Accounts receivable	$0.3
Property, plant and equipment, net	$10.8
The following is a summary of Rio Vista’s estimated minimum contractual obligations as of September 30, 2006.

		Payments due by Period
		(Amounts in Millions)
		Less than	1 – 3	4 – 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	$1.0	$1.0	$—	$—	$—
Operating Leases	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$1.0	$1.0	$—	$—	$—

The following is a summary of Rio Vista’s estimated minimum commercial obligations as of September 30, 2006, based on Penn Octane’s most recently filed Form 10-Q as of September 30, 2006.

Amount of Commitment Expiration
Per Period
(Amounts in Millions)
	Total Amounts	Less than	1 – 3	4 – 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years
Lines of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	10.1	10.1	—	—	—
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$10.1	$10.1	$—	$—	$—

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
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006 Rio Vista made a cash distribution of $0.25 per unit to all holders of record as of October 23, 2006 totaling $487,000 (including amount paid to General Partner).

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
Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Artículo 27 Constitutional en el Ramo del Petróleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the “Regulatory Law”)), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Orgánica del Petróleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petróleos Mexicanos and Subsidiary Entities (the “Organic Law”)). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico’s petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.
Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market (“Deregulation”). In June 1999, the Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it may have on Rio Vista as a result of, among other things, its LPG Transportation Agreement with TransMontaigne.
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
General Partner Interest
The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. As of September 30, 2006, the General Partner was 100% owned by Penn Octane. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Jerome B. Richter, former Chief Executive Officer of Penn Octane and by Shore Capital LLC (“Shore Capital”), an affiliate of Richard Shore, Jr., former President of Penn Octane and former Chief Executive Officer of the General Partner, of options to each acquire 25% of the General Partner (the “General Partner Options”). In connection with the exercise of the General Partner Options, Penn Octane retained control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter.
The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.
Options and Warrants
Loan Discount on Penn Octane Corporation’s Debt Related to Detachable Warrants. During January 2004, in connection with $1.8 million of debt obligations of Penn Octane, Penn Octane agreed to issue an aggregate of 110,250 warrants to purchase Rio Vista common units (“Rio Vista Warrants”) at an exercise price of $5.00 per common unit and recorded a discount of approximately $422,000 which was reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. The Rio Vista Warrants were to expire on December 15, 2006.
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

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vested in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant. The board of managers has not granted any common unit options for the fiscal year 2006.
Intercompany Agreements
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
Recently Issued Financial Accounting Standards
In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for Rio Vista in the first quarter of fiscal 2007. Rio Vista is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.
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
Rio Vista has debt at variable interest rates (see note D to the consolidated financial statements). Trade accounts receivable from TransMontaigne and Rio Vista’s trade and other accounts payable do not bear interest. Penn Octane’s credit facility with RZB for which Rio Vista is responsible for some of the costs does not bear interest since generally no cash advances are made to Rio Vista or Penn Octane by RZB. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in Penn Octane’s agreement with RZB. Therefore, Rio Vista currently has limited, if any, interest rate risk.
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
The General Partner’s management, including the principal executive officer and principal financial officer, are responsible for establishing and maintaining disclosure controls and procedures and therefore have conducted an evaluation of Rio Vista’s disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of September 30, 2006. Based on their evaluation, Penn Octane’s principal executive officer and principal accounting officer concluded that Rio Vista’s disclosure controls and procedures are effective.
There was no change to in Rio Vista’s internal control over financial reporting during the third quarter of the year ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, Rio Vista’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
See note I to Rio Vista’s unaudited consolidated financial statements included in this Report.

Item 1A.	Risk Factors
Business Factors. Beginning with the LPG Asset Sale, Rio Vista is solely dependent on the LPG Transportation Business and income on invested cash assets, if any, to provide revenues. Rio Vista can only transport LPG on behalf of TransMontaigne using the Retained Assets. TransMontaigne may not transport LPG volumes utilizing the Retained Assets in volumes that are profitable and/or sufficient for Rio Vista to make future distributions. Rio Vista may be unable to successfully develop additional sources of revenue in order to reduce its dependence on TransMontaigne. All of Rio Vista’s assets are pledged as collateral for existing debt of Penn Octane, and Rio Vista therefore may be unable to obtain additional financing collateralized by such assets. If Rio Vista cannot develop sufficient capital resources for acquisitions or opportunities for expansion, Rio Vista’s growth will be limited. Future acquisitions and expansions may not be successful, may substantially increase Rio Vista’s indebtedness and contingent liabilities, and may create integration difficulties. Rio Vista’s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted. Rio Vista’s business would also be adversely affected if the operations of Rio Vista’s customer were interrupted.
Acquisition Factors. The advancement, cost and results of particular acquisitions sought by Rio Vista, including projects and/or acquisitions which do not specifically fall within the areas of Rio Vista’s current lines of businesses will depend on: the outcome of negotiations for such projects and/or acquisitions; the ability of Rio Vista’s management to manage such businesses; the ability of Rio Vista to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.
Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of industrial and individual consumers. Rio Vista competes with other companies in the transportation of LPG in the U.S. and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of Rio Vista’s competitive position, particularly given the commodity nature of its products, is its ability to manage its expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products.
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
Exhibit No.

2.1
Purchase and Sale Agreement dated August 15, 2006 as amended and restated on August 15, 2006 entered into by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on November 20, 2006, SEC File No. 000-50394).

10.1
Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of June 4, 2005, by and between Rio Vista Energy Partners L.P. and P.M.I. Trading Limited (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.2
Purchase and Sale Agreement dated as of August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.3
Amendment No. 1 to Purchase and Sale Agreement between Rio Vista Operating Partnership L.P., Penn Octane International, LLC and TransMontaigne Product Services Inc., dated January 26, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on April 6, 2006, SEC File No. 000-50394).

10.4
Promissory note dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.5
Security agreement dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

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

10.9
Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of April 28, 2006, by and between Rio Vista Operating Partnership L.P. and P.M.I. Trading Limited. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on November 20, 2006, SEC File No. 000-50394).

10.10
Form of LPG Transportation Agreement by and between Rio Vista Operating Partnership L.P., Penn Octane International, LLC and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on November 20, 2006, SEC File No. 000-50394).

10.11
Form of US Pipeline Service & Operating Agreement by and between TransMontaigne Product Services Inc. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on November 20, 2006, SEC File No. 000-50394).

10.12
Form of Amendment No. 1 to Promissory Note between Rio Vista Operating Partnership, L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on November 20, 2006, SEC File No. 000-50394).

10.13
Form of Amendment No. 1 to Security Agreement between Rio Vista Operating Partnership, L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on November 20, 2006, SEC File No. 000-50394).

The following Exhibits are filed as part of this report:
Exhibit No.

3.1	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC dated October 6, 2006.
31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

RIO VISTA ENERGY PARTNERS L.P. BY: RIO VISTA GP LLC, General Partner

November 20, 2006	By:	/s/ Ian T. Bothwell

Ian T. Bothwell Acting Chief Executive Officer, Acting President, Vice-President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC dated October 6, 2006.
31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002