Form 10-K/A
period 2005-12-31
RIO VISTA ENERGY PARTNERS LP
filed 2006-12-15
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Units
Indicate by check mark if the registrant is a well-known seasonal issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting units held by non-affiliates of the Registrant was $10,454,834 as of March 8, 2006. The last reported sale price of the Registrant’s Common Units as reported on the Nasdaq National Market on March 8, 2006 was $5.50 per common unit.
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
As a result of the Spin-Off, Rio Vista is engaged in the purchase, transportation and sale of liquefied petroleum gas (“LPG”). Rio Vista owns and operates LPG terminal facilities in Brownsville, Texas (the “Brownsville Terminal Facility”) and in Matamoros, Tamaulipas, Mexico (the “Matamoros Terminal Facility”) and approximately 23 miles of pipelines (the “US — Mexico Pipelines”) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The primary market for Rio Vista’s LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas.
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
Rio Vista’s principal executive offices are located at 820 Gessner Road, Suite 1285, Houston, Texas 77024, and its telephone number is (713) 467-8235.
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

Rio Vista competes with other LPG suppliers in the provision of LPG to customers in northeastern Mexico primarily as a result of the LPG Supply Agreement which provides Rio Vista with the economic benefits associated with Penn Octane’s Leased Pipeline and supply agreements for LPG combined with Rio Vista’s US — Mexico Pipelines and the geographic proximity of its Matamoros Terminal Facility to consumers of LPG in such major cities in Mexico such as Matamoros, Reynosa and Monterrey. The operations of the Matamoros Terminal Facility provide Rio Vista with reduced exposure to logistical inefficiencies and sales limitations of the Brownsville Terminal Facility resulting from trucking delays at the United States-Mexico border crossings or the ability of PMI to provide United States certified trucks or trailers capable of receiving LPG at the Brownsville Terminal Facility. Current alternatives for delivery of LPG exports to northeastern Mexico from the United States are by truck primarily through Eagle Pass and Hidalgo, Texas, which are northwest of Brownsville and rail and LPG delivery systems which are not within the proximity of Rio Vista’s LPG delivery system. Rio Vista believes that the Matamoros Terminal Facility provides PMI with a less costly alternative than other LPG supply centers used by PMI for the importation of LPG to the strategic areas Rio Vista serves.
Recent Trends. Since April 2004, PMI has contracted with either Penn Octane or Rio Vista (subsequent to the Spin-Off) for volumes which are significantly lower than amounts purchased by PMI in similar periods during previous years, and beginning in April 2005 margins have been significantly lower than historical levels. See Liquidity and Capital Resources — LPG Sales to PMI below. Rio Vista believes that the reduction of volume commitments and margins for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in 2006. Rio Vista is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.
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
During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX’s Cadereyta Refinery in Monterey, Mexico to terminal facilities operated by TransMontaigne, Inc., in Brownsville, Texas. The pipeline crosses the U.S.-Mexico border near the proximity of Rio Vista’s U.S. — Mexico Pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has agreed that it will not transport LPG through October 15, 2017.
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

Rio Vista leases the land on which the Brownsville Terminal Facility is located from the Brownsville Navigation District (the “District”) under a lease agreement (the “Brownsville Lease”) that expires on November 30, 2006. Rio Vista has an option to renew for five additional five year terms. Currently, substantially all of Rio Vista’s LPG supply is received from the Leased Pipeline, which then flows through pumping and metering equipment located at the Brownsville Terminal Facility and then flows through the US — Mexico Pipelines to the Matamoros Terminal Facility for offloading to trucks. Currently LPG sold by Rio Vista to PMI which is intended to be delivered to the Matamoros Terminal Facility, may be delivered to the Brownsville Terminal Facility in the event that the Matamoros Terminal Facility temporarily cannot be used. The Brownsville Lease contains a pipeline easement to the District’s water dock facility at the Brownsville Ship Channel. The railroad loading facilities may be used by Rio Vista for sales of LPG to other customers in conjunction with Penn Octane’s desire for increased flexibility in managing its LPG supplies.
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
The US — Mexico Pipelines and Matamoros Terminal Facility. On July 26, 1999, Penn Octane was granted a permit by the United States Department of State authorizing Penn Octane to construct, maintain and operate two pipelines (the “US Pipelines”) crossing the international boundary line between the United States and Mexico (from the Brownsville Terminal Facility near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products consisting of motor gasoline and diesel fuel (the “Refined Products”). Penn Octane has requested from the U.S. State Department that this permit be transferred to Rio Vista in connection with the Spin-Off.
On July 2, 1998, Penn Octane de Mexico, S. de R.L. de C.V., formerly Penn Octane de Mexico, S.A. de C.V. (“PennMex”) (see Mexican Operations), received a permit from the Comision Reguladora de Energia (the “Mexican Energy Commission”) to build and operate one pipeline to transport LPG (the “Mexican Pipeline”) (collectively, the US Pipelines and the Mexican Pipeline are referred to as the “US — Mexico Pipelines”) from El Sabino (at the point north of the Rio Bravo) to the Matamoros Terminal Facility.
Rio Vista’s Mexican subsidiaries, PennMex, Termatsal, S. de R.L. de C.V, formerly Termatsal, S.A. de C.V. (“Termatsal”) and Rio Vista’s consolidated Mexican affiliate Tergas, S. de R.L. de C.V. formerly Tergas, S.A. de C.V. (“Tergas”), own all of the assets related to the Mexican portion of the US — Mexico Pipelines and Matamoros Terminal Facility. Tergas has been granted the permit to operate the Matamoros Terminal Facility (see Mexican Operations).
US — Mexico Pipelines. Rio Vista’s US-Mexico Pipelines consist of two parallel pipelines, one of approximately six inch diameter and the other of approximately eight inch diameter, running approximately 23 miles and connecting the Brownsville Terminal Facility to the Matamoros Terminal Facility. The capacity of the six inch pipeline and eight inch pipeline is approximately 840,000 gallons per day and 1.7 million gallons per day, respectively. Each of the pipelines can accommodate LPG or Refined Products.
The Matamoros Terminal Facility. Rio Vista’s Matamoros Terminal Facility occupies approximately 35 acres of land located approximately seven miles from the United States-Mexico border and is linked to the Brownsville Terminal Facility via the US — Mexico Pipelines. The Matamoros Terminal Facility is located in an industrial zone west of the city of Matamoros, and Rio Vista believes that it is strategically positioned to be a centralized distribution center of LPG for the northeastern region of Mexico. Total rated storage capacity of the Matamoros Terminal Facility is approximately 270,000 gallons of LPG. The Matamoros Terminal Facility includes three storage tanks and ten specification product truck loading racks for LPG product. The truck loading racks are linked to a computer-controlled loading and remote accounting system and to Rio Vista’s Brownsville Terminal Facility. The Matamoros Terminal Facility receives its LPG supply directly from the US — Mexico Pipelines which connect to the Leased Pipeline at the Brownsville Terminal Facility.
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
Distribution. Until March 2000, all of the LPG from the Leased Pipeline had been delivered to Penn Octane’s customers at the Brownsville Terminal Facility and then transported by truck to the United States Rio Grande Valley and northeastern Mexico by the customers or by railcar to customers in the United States and Canada. From April 2000 through February 2001, Penn Octane began operating the Matamoros Terminal Facility, whereby a portion of the LPG sold to PMI was delivered through the US — Mexico Pipelines to the Matamoros Terminal Facility for further distribution by truck in northeastern Mexico.
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
The point of sale for LPG sold to PMI which flows through the US — Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States — Mexico border. For LPG delivered into Mexico, PMI is the importer of record.
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
Pipelines generally provide a relatively low-cost alternative for the transportation of petroleum products; however, at certain times of the year, trucking companies may reduce their transportation rates charged to levels lower than those charged by Rio Vista. In addition, other suppliers of LPG may reduce their sales prices to encourage additional sales. Rio Vista believes that such reductions are limited in both duration and volume and that on an annualized basis the Leased Pipeline and the US — Mexico Pipelines provide a transportation cost advantage over Rio Vista’s competitors.
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
Employees
Rio Vista has no U.S. employees. At December 31, 2005, Rio Vista’s Mexican subsidiaries and consolidated Mexican affiliate had 15 employees, including one in sales, five in administration and nine in production. The business of Rio Vista is managed by the General Partner. Penn Octane employs all persons, other than Rio Vista’s Mexican employees, including executive officers, necessary for the operation of Rio Vista’s business.
Rio Vista and Penn Octane have not experienced any work stoppages and considers relations with their employees to be satisfactory.
Financial Information About Geographic Areas
Property, plant and equipment, net of accumulated depreciation, located in the U.S. and Mexico were as follows at December 31:

	2003	2004	2005
U.S.	$—	$8,499,000	$8,067,000
Mexico	—	5,745,000	5,327,000

Total	$—	$14,244,000	$13,394,000

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

Item 1B. Unresolved Staff Comments.
Inapplicable.
Item 2. Properties.
As of December 31, 2005, Rio Vista owned, leased or had access to the following facilities:

		Approximate	Lease, Own
Location	Type of Facility	Size	or Access(2)
Brownsville, Texas	Pipeline interconnection and railcar and truck loading facilities, LPG storage facilities, on-site administrative offices Land	16,071 bbls of storage 31 acres	Owned(1)(5) Leased(1)

Brownsville, Texas	Brownsville Terminal Facility building	19,200 square feet	Owned(1)(5)

Extending from Brownsville, Texas to Matamoros, Mexico	US-Mexico Pipelines, associated land Rights of way	23 miles	Owned Access(6)

Matamoros, Mexico	Pipeline interconnection, LPG truck loading facilities, LPG storage facilities, on-site administration office and the land	35 acres	Owned

Brownsville, Texas	Pipeline interconnection, Refined Products storage tanks Land	300,000 bbls of storage 12 acres	Owned(4) (5) Leased(4)

Houston, Texas	Rio Vista Headquarters	1,700 square feet	Leased(3)

(1)	Rio Vista’s lease with respect to the Brownsville Terminal Facility expires on November 30, 2006.

(2)	Rio Vista’s assets are pledged or committed to be pledged as collateral (see notes to the consolidated financial statements).

(3)
Rio Vista’s lease with respect to its headquarters’ office expired March 31, 2006. Rio Vista is currently negotiating a renewal of the lease and expects the monthly lease payments to approximate $2,700 a month.

(4)	Rio Vista’s lease with respect to the Tank Farm expires in November 30, 2006.

(5)	The facilities can be removed upon termination of the lease.

(6)	Rio Vista’s right to use land for its pipelines.
For information concerning Rio Vista’s operating lease commitments, see note J to the consolidated financial statements.

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
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
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
Equity Compensation Plan Information
The following table provides information concerning Rio Vista’s equity compensation plans as of December 31, 2005.

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding options,	equity compensation
	of outstanding options,	warrants and rights	plans (excluding securities
	warrants and rights	(per unit)	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	383,290	$9.50	641,250

Total	383,290		641,250

(1)	Under the terms of the partnership agreement and applicable rules of the Nasdaq Stock Market, no approval by the unitholders of Rio Vista was required.

Item 6. Selected Financial Data.
The following selected consolidated financial data for the period from inception, July 10, 2003, to December 31, 2003, the year ended December 31, 2004 and the year ended December 31, 2005, have been derived from the consolidated financial statements of Rio Vista. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Rio Vista and related notes included elsewhere herein. All information is in thousands, except per-unit data.

	For the period
	from inception,
	July 10, 2003, to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2003 (a)	2004 (a)	2005
Revenues	$—	$35,181	$120,892
Income (loss) from continuing operations	—	(63)	(2,161)
Net income (loss)	—	(63)	(2,161)
Income (loss) from continuing operations per common unit	—	(0.03)	(1.11)
Net income (loss) per common unit	—	(0.03)	(1.11)
Total assets	2	24,244	26,535
Long-term obligations	—	—	—

a)	Rio Vista did not commence operations until October 1, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of Rio Vista’s liquidity and capital resources should be read in conjunction with the consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2005) refer to Rio Vista’s fiscal year ending December 31.
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
As a result of the Spin-Off, Rio Vista is engaged in the purchase, transportation and sale of liquefied petroleum gas (“LPG”). Rio Vista owns and operates LPG terminal facilities in Brownsville, Texas (the “Brownsville Terminal Facility”) and in Matamoros, Tamaulipas, Mexico (the “Matamoros Terminal Facility”) and approximately 23 miles of pipelines (the “US — Mexico Pipelines”) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The primary market for Rio Vista’s LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas.
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

All of Rio Vista’s LPG operations are conducted through, and Rio Vista’s LPG operating assets are owned by, RVOP. The General Partner is entitled to receive distributions on its general partner interest and additional incentive distributions (see Liquidity and Capital Resources — Distributions of Available Cash) as provided for in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.
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
LPG Sales
The following table shows Rio Vista’s actual volumes sold to PMI in gallons and average sales price for LPG for the period beginning when operations commenced October 1, 2004 through December 31, 2004 and the year ended December 31, 2005, and actual sales to PMI by Penn Octane for the period prior to the commencement of Rio Vista’s operations in gallons and average sales price for LPG for the comparative period October 1, 2003 through December 31, 2003 and the year ended July 31, 2004 (Penn Octane changed its fiscal year end from July 31 to December 31, during December 2004).

	Penn Octane		Rio Vista
	Period October 1,	Penn Octane	Period October 1,	Rio Vista
	2003 through	Year Ended	2004 through	Year Ended
	December 31, 2003	July 31, 2004	December 31, 2004	December 31, 2005
Volume Sold
LPG (millions of gallons) — PMI	56.7	197.9	37.3	119.3
Average sales price
LPG (per gallon) — PMI	$0.67	$0.72	$0.94	$1.01

Recent Trends. Since April 2004, PMI has contracted with either Penn Octane or Rio Vista (subsequent to the Spin-Off) for volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years, and beginning in April 2005 margins have been significantly lower than historic levels. See Liquidity and Capital Resources — Sales to PMI below. Rio Vista believes that the reduction of volume commitments and margins for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in 2006. Rio Vista is not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.
During June 2004, Valero L.P., (“Valero”) began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation’s Corpus Christi, Texas and Three Rivers, Texas refineries. Valero originally contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. During July 2005, Valero announced that it had entered into a new agreement with PMI which provides for double the amount of LPG previously contracted for with PMI.
During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to Rio Vista’s strategic zone. Rio Vista is not aware of any future plans for these facilities.
During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX’s Cadereyta Refinery in Monterey, Mexico to terminal facilities operated by TransMontaigne, Inc., in Brownsville, Texas. The pipeline crosses the U.S.-Mexico border near the proximity of Rio Vista’s U.S. — Mexico Pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has agreed that it will not transport LPG through October 15, 2017.

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
The following discussion is derived from the consolidated financial statements of Penn Octane Corporation’s Owned Pipeline and Terminal Operations — a Division of Penn Octane Corporation Company.
LPG Sales
During the years ended July 31, 2002, 2003 and 2004, 100% of the Company’s revenues were from sales of LPG to PMI, its primary customer. The following table shows the volume sold in gallons and average sales price for the years ended July 31, 2002, 2003 and 2004.

	2002	2003	2004
Volume Sold
LPG (millions of gallons) — PMI	243.5	211.1	197.9
Average sales price
LPG (per gallon) — PMI	$0.46	$0.63	$0.72
Year Ended July 31, 2004 Compared with July 31, 2003
Revenues. Revenues for the year ended July 31, 2004, were $141.9 million, compared with $132.8 million for the year ended July 31, 2003, an increase of $9.1 million or 6.9%. Of this increase, $18.5 million was attributable to increases in average sales prices of LPG sold to PMI during the year ended July 31, 2004, partially offset by $9.4 million attributable to decreased volumes of LPG sold to PMI during the year ended July 31, 2004.
Cost of goods sold. Cost of goods sold for the year ended July 31, 2004, was $136.0 million compared with $127.3 million for the year ended July 31, 2003, an increase of $8.8 million or 6.9%. Of this increase, $17.3 million was attributable to increases in the cost of LPG sold to PMI during the year ended July 31, 2004, and approximately $0.4 million was attributable to increases in other direct operating costs during the year ended July 31, 2004 partially offset by $8.9 million attributable to decreased volume of LPG sold to PMI during the year ended July 31, 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.3 million for the year ended July 31, 2004, compared with $3.0 million for the year ended July 31, 2003, an increase of $235,000 or 7.8%. The increase during the year ended July 31, 2004, was principally due to increased compensation related costs, partially offset by reduced legal and consulting fees.
Income tax. Income taxes are computed based on federal statutory rates as if the Company was a separate corporate entity without allocation of existing net operating loss carryforwards. In addition, the Company accrued $56,000 of Mexican income tax expense related to its Mexican subsidiaries during the year ended July 31, 2004. The Mexican subsidiaries file their income tax returns on a calendar year basis.
Year Ended July 31, 2003 Compared with July 31, 2002
Revenues. Revenues for the year ended July 31, 2003, were $132.8 million compared with $110.8 million for the year ended July 31, 2002, an increase of $22.1 million or 19.9%. Of this increase, $42.4 million was attributable to increases in average sales prices of LPG sold to PMI during the year ended July 31, 2003, partially offset by $20.3 million attributable to decreased volumes of LPG sold to PMI during the year ended July 31, 2003.
Cost of goods sold. Cost of goods sold for the year ended July 31, 2003 was $127.3 million compared with $104.7 million for the year ended July 31, 2002, an increase of $22.6 million or 21.6%. Of this increase, $41.8 million was attributable to increases in the cost of LPG sold to PMI during the year ended July 31, 2003, partially offset by $19.2 million attributable to decreased volume of LPG sold to PMI during the year ended July 31, 2003.
Selling, general and administrative expenses. Selling, general and administrative expenses were $3.0 million for the year ended July 31, 2003, compared with $2.1 million for the year ended July 31, 2002, an increase of $953,000 or 46.3%. The increase during the year ended July 31, 2003, was principally due to increased legal and professional fees, litigation, consulting fees and compensation related costs.
Income tax. Income taxes are computed based on federal statutory rates as if the Company was a separate corporate entity without allocation of existing net operating loss carryforwards. The Company accrued $60,000 of Mexican income tax expense related to its Mexican subsidiaries during the year ended July 31, 2003. The Mexican subsidiaries file their income tax returns on a calendar year basis.
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

	For the period from
	Inception, July 10, 2003,	For the year ended	For the year ended
	to December 31, 2003	December 31, 2004	December 31, 2005
	$1	$4,003	$(2,388)
Net cash provided by operating activities
Net cash used in investing activities	—	(16)	—
Net cash provided by (used in) in financing activities	1	(3,976)	2,401

Net increase in cash	$2	$11	$13

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
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility and certain other debt total $36.0 million at December 31, 2005 and the amounts were as follows (in millions):

Accounts receivable	$12.4
Restricted cash	$5.7
Inventory	$2.9
Property, plant and equipment, net	$15.0
Rio Vista’s assets that are included in the above amounts are as follows (in millions):

Accounts receivable	$10.9
Restricted cash	$1.9
Inventory	$.3
Property, plant and equipment, net	$13.4

The following is a summary of Rio Vista’s estimated minimum contractual obligations as of December 31, 2005.

	Payments due by Period
	(Amounts in Millions)
		Less than	1 — 3	4 — 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	$1.3	$1.3	$—	$—	$—
Operating Leases	.1	.1	—	—	—
LPG Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$1.4	$1.4	$—	$—	$—

The following is a summary of Rio Vista’s estimated minimum commercial obligations as of December 31, 2005, based on Penn Octane’s most recently filed Form 10-K as of December 31, 2005.

Amount of Commitment Expiration
Per Period
(Amounts in Millions)
Commercial	Total Amounts	Less than	1 — 3	4 — 5	Over
Commitments	Committed	1 Year	Years	Years	5 Years
Lines of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	21.2	21.2	—	—	—
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$21.2	$21.2	$—	$—	$—

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Net income (loss)	$173,000	$(728,000)	$ (1,074,000)	$(532,000)
Plus interest and LPG financing expense and taxes, net	119,000	179,000	234,000	239,000
Plus depreciation and amortization	205,000	205,000	216,000	227,000

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)	497,000	(344,000)	(624,000)	(66,000)
Plus other non-cash expenses	—	(24,000)	—	—
Less cash interest, LPG financing expense and taxes, net	(61,000)	(64,000)	(81,000)	(143,000)

Distributable cash flow (deficit)	436,000	(432,000)	(705,000)	(209,000)
Distributable cash flow (deficit) applicable to general partner	(9,000)	8,000	14,000	4,000

Distributable cash flow (deficit) applicable to limited partners	$427,000	$(424,000)	$(691,000)	$(205,000)

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
In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred — generally upon acquisition, construction, or development and/or through the normal operation of the asset. Rio Vista has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on its 2005 consolidated financial statements, and Rio Vista does not expect this pronouncement to have a significant effect on its future reported financial position or earnings.
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
Revenue recognition — Rio Vista’s only customer for LPG is PMI. Rio Vista records revenue only upon actual delivery of the LPG to PMI at either the Matamoros or Brownsville terminal facility. Rio Vista expects in the future to enter into sales agreements to sell LPG for future delivery. Rio Vista will not record sales until the LPG is delivered to the customer.
Impairment of long-lived assets — The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to assets in future periods. If impairment has occurred, the amount of the impairment loss recognized will be determined by estimating the fair value of the assets and recording a loss if the fair value is less than the carrying value. Assessments of impairment are subject to management’s judgments and based on estimates that management is required to make. Because estimates of future cash flows is difficult considering the uncertainty associated with Rio Vista’s relationship with PMI (see Note N to the consolidated financial statements), in addition to estimating undiscounted future cash flows, Rio Vista’s management also periodically estimates the net realizable value of its long-lived as a group should it become necessary to sell those assets to recover recorded costs. Those estimates have been based on negotiations for the sale of those assets (see Note D to the consolidated financial statements) and from estimates obtained from third party appraisers.
Depreciation and amortization expenses — Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization rates are based on management’s estimate of the future utilization and useful lives of the assets. Should the nature of Rio Vista’s business change (see Note N to the consolidated financial statements) future utilization and useful lives of depreciable and amortizable assets may also change. This could result in increases or decreases in depreciation and amortization expense compared with historical amounts.
Unit-based compensation — Rio Vista accounts for unit-based compensation using the provisions of APB 25 (intrinsic value method), which is permitted by SFAS 123. The difference in net income, if any, between the intrinsic value method and the method provided for by SFAS 123 (fair value method) is required to be disclosed in the financial statements on an annual and interim basis as a result of the issuance of SFAS 148. For pro forma disclose purposes, the fair value of each employee unit option is estimated on the date of the grant using the Black-Scholes Option Pricing Model. The fair value is affected by the unit price of Rio Vista’s units as well as the expected volatility, the risk-free interest rate and the expected life of each option. Historical unit price volatility and expected life are determined in accordance with the provisions of SFAS 123. Rio Vista expects to adopt SFAS No. 123R on January 1, 2006 and expects that future charges to earnings for unit-based compensation will approximate the charges that would have been computed under the provisions of SFAS No. 123 rather than the charges to earnings based on APB 25 (see Note B8 to the consolidated financial statements).
Allowance for doubtful accounts — The carrying value of trade accounts receivable is based on estimated fair value. The determination of fair value is subject to management’s judgments and is based on estimates that management is required to make. Those estimates are made based on the creditworthiness of PMI and its payment history. Rio Vista has made no provisions for doubtful accounts since its inception.

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

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE NO.
Rio Vista Energy Partners L.P.

Report of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets as of December 31, 2004 and 2005	49

Consolidated Statements of Operations for the period from inception, July 10, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	51

Consolidated Statements of Partners’ Capital for the period from inception, July 10, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	52

Consolidated Statements of Cash flows for the period from inception, July 10, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	53

Notes to Consolidated Financial Statements	54

Penn Octane Corporation’s Owned Pipeline and Terminal Operations — a Division of Penn Octane Corporation

Report of Independent Registered Public Accounting Firm	82

Consolidated Balance Sheets as of July 31, 2003 and 2004	83

Consolidated Statements of Operations for the years ended July 31, 2002, 2003 and 2004	84

Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2003 and 2004	85

Notes to Consolidated Financial Statements	86

Report of Independent Registered Public Accounting Firm
To the Board of Managers of Rio Vista GP LLC,
  General Partner of Rio Vista Energy Partners L.P.
We have audited the accompanying consolidated balance sheets of Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) as of December 31, 2004 and 2005, and the related consolidated statements of operations, Partners’ Capital, and cash flows for the period from inception, July 10, 2003, to December 31, 2003 and the years ended December 31, 2004 and 2005. These financial statements are the responsibility of Rio Vista’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
February 13, 2006

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,
ASSETS

	2004	2005
Current Assets
Cash	$13,000	$26,000
Restricted cash	3,983,000	1,907,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2004 and 2005)	5,785,000	10,926,000
Inventories	198,000	262,000
Prepaid expenses and other current assets	9,000	5,000

Total current assets	9,988,000	13,126,000
Property, plant and equipment — net	14,244,000	13,394,000
Other non-current assets	12,000	15,000

Total assets	$24,244,000	$26,535,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
December 31,
LIABILITIES AND PARTNERS’ CAPITAL

	2004	2005
Current Liabilities
Note payable	$—	$1,300,000
Due to Penn Octane Corporation, net	8,632,000	11,582,000
Accounts payable	290,000	670,000
Mexican taxes payable	27,000	22,000
Accrued liabilities	382,000	762,000

Total current liabilities	9,331,000	14,336,000
Commitments and contingencies	—	—
Partners’ Capital
Common units	14,615,000	11,955,000
General partner’s equity	298,000	244,000

Total Partners’ Capital	14,913,000	12,199,000

Total liabilities and Partners’ Capital	$24,244,000	$26,535,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the period
	from
	inception, July 10,
	2003, to	Year ended		Year ended
	December 31,	December 31,		December 31,
	2003	2004		2005
Revenues	$—		$35,181,000		$120,892,000
Cost of goods sold	—		33,788,000		118,338,000

Gross profit	—		1,393,000		2,554,000
Selling, general and administrative expenses
Legal and professional fees	—		160,000		1,360,000
Salaries and payroll related expenses	—		724,000		1,153,000
Other	—		449,000		1,430,000

	—		1,333,000		3,943,000

Operating income (loss)	—		60,000		(1,389,000)

Other income (expense)
Interest and LPG financing expense	—		(101,000)		(737,000)

Loss before taxes	—		(41,000)		(2,126,000)
Provision for Mexican income taxes	—		22,000		35,000

Net loss	$—	$	(63,000)	$	(2,161,000)

Net loss allocable to the partners	$—		$(63,000)		$(2,161,000)
Less general partner’s interest in net loss	—		(1,000)		(43,000)

Net loss allocable to the common units	$—	$	(62,000)	$	(2,118,000)

Net loss per common unit	$—	$	(0.03)		$(1.11)

Net loss per common unit assuming dilution	$—	$	(0.03)	$	(1.11)

Weighted average common units outstanding	—		1,910,656		1,910,656

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Common Units
				Total
			General	Partners'
	Units	Amount	Partner	Capital
Balance as of July 10, 2003 (inception)	—	$—	$—	$—
Net income	—	—	—	—
Cash distributions to partners	—	—	—	—
Initial capitalization	—	1,000	—	1,000

Balance as of December 31, 2003	—	1,000	—	1,000
Contribution of assets by Penn Octane Corporation	—	14,339,000	292,000	14,631,000
Spin-Off	1,910,656	—	—	—
Net loss	—	(62,000)	(1,000)	(63,000)
Cash distribution to partners	—	—	—	-
Grant of warrants	—	337,000	7,000	344,000

Balance as of December 31, 2004	1,910,656	14,615,000	298,000	14,913,000
Net loss	—	(2,118,000)	(43,000)	(2,161,000)
Cash distribution to partners	—	(955,000)	(20,000)	(975,000)
Loan discount on Penn Octane Corporation’s debt related to detachable warrants	—	413,000	9,000	422,000

Balance as of December 31, 2005	1,910,656	11,955,000	244,000	12,199,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the period from
	inception, July 10,
	2003, to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2003	2004	2005
Cash flows from operating activities:
Net loss	$—	$ (63,000)	$(2,161,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	178,000	857,000
Unit-based compensation		344,000	—
Amortization of loan discount related to detachable warrants	—	—	422,000
Gain on sale of asset	—	—	(24,000)
Changes in current assets and liabilities:
Trade accounts receivable	—	(5,753,000)	(5,141,000)
Inventories	—	(3,000)	(50,000)
Prepaid and other current assets	—	(9,000)	4,000
Trade accounts payable	—	269,000	380,000
Due to Penn Octane Corporation, net	—	8,720,000	2,950,000
Accrued liabilities	1,000	293,000	380,000
Mexican taxes payable	—	27,000	(5,000)

Net cash provided by operating activities	1,000	4,003,000	(2,388,000)
Cash flows from investing activities:
Capital expenditures	—	(16,000)	(172,000)
Proceeds from the sale of land	—	—	175,000
Other non-current assets	—	—	(3,000)

Net cash (used in) provided by investing activities	—	(16,000)	—
Cash flows from financing activities:
(Increase) decrease in restricted cash	—	(3,983,000)	2,076,000
Initial capitalization	1,000	—	—
Cash received from the Mexican subsidiaries upon transfer of the assets	—	7,000	—
Cash distributions to partners	—	—	(975,000)
Issuance of TransMontaigne Note	—	—	1,300,000

Net cash provided by (used) in financing activities	1,000	(3,976,000)	2,401,000

Net increase in cash	2,000	11,000	13,000
Cash at beginning of period	—	2,000	13,000

Cash at end of period	$2,000	$13,000	$26,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—

Mexican taxes	$—	$—	$39,000

Supplemental disclosures of noncash transactions:
Assets transferred in connection with the Spin-Off	$—	$14,624,000	$—

Units and warrants issued and other	$—	$—	$422,000

Transfer of line fill to inventory and property, plant and equipment, net	$—	$—	$ (22,000)

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
As a result of the Spin-Off, Rio Vista is engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). Rio Vista owns and operates LPG terminal facilities in Brownsville, Texas (Brownsville Terminal Facility) and in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The primary market for Rio Vista’s LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Rio Vista’s primary customer for LPG is P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from Rio Vista is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico.
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
NOTE A — ORGANIZATION — Continued
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
In August 2001 Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121) “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. SFAS 144 requires Rio Vista to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
2. Property, Plant and Equipment — Continued
carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations.
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, Rio Vista’s pro forma net income (loss), and net income (loss) per common unit would have been as follows for the years ended December 31,:

	2003	2004	2005
Net loss as reported	$—	$(63,000)	$(2,161,000)
Add: Unit-based employee compensation expense included in reported net loss	—	344,000	—
Less: Total unit-based employee compensation expense determined under fair value based method for all awards	—	(311,000)	(320,000)

Net loss pro forma	—	(30,000)	(2,481,000)
Net loss allocable to the common units pro forma	—	(29,000)	(2,431,000)
Net loss per common unit, as reported	—	(.03)	(1.11)
Net loss per common unit, pro forma	—	(.02)	(1.27)
Net loss per common unit assuming dilution, as reported	—	(.03)	(1.11)
Net loss per common unit assuming dilution, pro forma	—	(.02)	(1.27)
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
8. Unit-Based Compensation — Continued
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
9. Revenue Recognition on Sales of LPG
Rio Vista’s only customer for LPG is PMI. Rio Vista records revenue only upon the actual gallons of LPG delivered to PMI at either the Matamoros or Brownsville terminal facility at the agreed upon price per gallon. Revenues are recorded based on the following criteria:
(1) Persuasive evidence of an arrangement exists and the price is determined
(2) Delivery has occurred at the Matamoros or Brownsville terminal facility
(3) Collectibility is reasonably assured
Any amounts collected from customers for which the delivery has not occurred are recorded as an obligation to deliver LPG in the consolidated balance sheet. Losses, if any, resulting from inventory imbalances from such sales are recognized currently, and gains, if any, are recognized at final delivery.
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
16. Restricted Cash
Under the terms of the RZB Credit Facility (see note J), all cash from Rio Vista’s LPG sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Rio Vista initially classifies the balance of restricted cash separate from cash in the accompanying balance sheet and classifies changes in the restricted cash balances as financing activities in the statements of cash flows since the restriction is directly related to Rio Vista’s credit facility. When all restrictions are removed, restricted cash is reclassified into cash.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C — INCOME (LOSS) PER COMMON UNIT
The following tables present reconciliations from income (loss) per common unit to income (loss) per common unit assuming dilution (see note I for the warrants):

	For the year ended December 31, 2004
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) available to the common units	$(62,000)
Basic EPS
Net income (loss) available to the common units	(62,000)	1,910,656	$(0.03)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

	For the year ended December 31, 2005
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) available to the common units	$(2,118,000)
Basic EPS
Net income (loss) available to the common units	(2,118,000)	1,910,656	$(1.11)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — PURCHASE AND SALE AGREEMENT
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
NOTE D — PURCHASE AND SALE AGREEMENT — Continued
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
Rio Vista Energy Partners L.P. and Subsidiaries
PRO FORMA CONSOLIDATED BALANCE SHEET
(Unaudited)

	As Reported	Pro Forma		Pro Forma
	December 31, 2005	Adjustments		December 31, 2005
ASSETS
Current Assets
Cash	$26,000	$17,400,000	(1)	$15,822,000
		(1,326,000	)(1)
		(278,000	)(1)
Restricted cash	1,907,000			1,907,000
Trade accounts receivable	10,926,000			10,926,000
Inventories	262,000	(262,000	)(1)	—
Prepaid expenses and other current assets	5,000			5,000

Total current assets	13,126,000	15,534,000		28,660,000
Property, plant and equipment — net	13,394,000	(13,394,000	)(1)	—
Other non-current assets	15,000	—		15,000

Total assets	$26,535,000	$2,140,000		$28,675,000

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Note Payable	$1,300,000	$(1,300,000	)(1)	$—
Due to Penn Octane Corporation, net	11,582,000	345,000	(4)	11,927,000
Mexican taxes payable	22,000	—		22,000
Accounts payable	670,000	—		670,000
Accrued liabilities	762,000	(278,000	)(1)	616,000
		(26,000	)(1)
		158,000	(3)

Total current liabilities	14,336,000	(1,101,000)		13,235,000
Partners’ Capital	12,199,000	3,744,000	(1)	15,440,000
		(158,000	)(3)
		(345,000	)(4)

Total partners’ capital	12,199,000	3,241,000		15,440,000

Total liabilities and partners’ capital	$26,535,000	$2,140,000		$28,675,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — PURCHASE AND SALE AGREEMENT — Continued
Rio Vista Energy Partners L.P. and Subsidiaries
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	As Reported	Pro Forma		Pro Forma
	December 31, 2005	Adjustments		December 31, 2005
Revenues	$120,892,000	$(120,892,000	)(2)	$—
Cost of Goods Sold	118,338,000	(118,338,000	)(2)	—

Gross Profit	2,554,000	(2,554,000)		—
Selling, general and administrative expenses
Legal and professional fees	1,360,000	(456,000	)(2)	904,000
Salaries and payroll related expenses	1,153,000	(120,000	)(2)	1,033,000
Other	1,430,000	(245,000	)(2)	1,185,000

	3,943,000	(821,000)		3,122,000

Operating income (loss)	(1,389,000)	(1,733,000)		(3,122,000)
Other income (expense)
Interest and LPG financing expense	(737,000)	737,000	(2)	—
Gain on LPG Asset Sale	—	3,744,000	(1)	3,241,000
		(158,000	)(3)
		(345,000	)(4)

Income (loss) before taxes	(2,126,000)	2,245,000		119,000
Provision for Mexican income taxes	(35,000)	35,000	(2)	—

Net income (loss)	$(2,161,000)	$2,280,000		$119,000

Net income (loss) allocable to the partners	$(2,161,000)	$2,280,000		$119,000
Less general partner’s interest in net income (loss)	(43,000)	46,000		3,000

Net income (loss) allocable to the common units	$(2,118,000)	$2,234,000		$116,000

Net income (loss) per common unit	$(1.11)			$0.06

Net income (loss) per common unit assuming dilution	$(1.11)			$0.06

Weighted average common units outstanding	1,910,656			1,910,656

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — PURCHASE AND SALE AGREEMENT — Continued
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,	December 31,
	2004	2005
Brownsville Terminal Facility
Building	$173,000	$173,000
Terminal facilities	3,631,000	3,631,000
Tank Farm	374,000	374,000
Leasehold improvements	319,000	319,000
Equipment	226,000	226,000
Truck	26,000	26,000

	4,749,000	4,749,000

US — Mexico Pipelines and Matamoros Terminal Facility: (a)
U.S. Pipelines and Rights of Way	6,775,000	6,915,000
Mexico Pipelines and Rights of Way	993,000	993,000
Matamoros Terminal Facility	5,876,000	5,876,000
Land	856,000	705,000

	14,500,000	14,489,000

Total	19,249,000	19,238,000

Less: accumulated depreciation and amortization	(5,005,000)	(5,844,000)

	$14,244,000	$13,394,000

(a)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.
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
NOTE F — INVENTORIES
Inventories consist of the following:

	December 31, 2004		December 31, 2005
	Gallons	Cost	Gallons	Cost
LPG:
Brownsville Terminal Facility and Matamoros Terminal Facility	239,000	$198,000	239,000	$262,000

NOTE G — INCOME TAXES
The tax effects of Mexican income tax temporary differences and carryforwards that give rise to Mexican deferred tax assets and liabilities were as follows at December 31,:

	2004		2005
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$9,000	$—	$5,000	$—
Net operating loss carryforward	14,000	—	4,000	—

	23,000	—	9,000	—
Less: valuation allowance	23,000	—	9,000	—

	$—	$—	$—	$—

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
NOTE G — INCOME TAXES — Continued
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
NOTE H — PARTNERS’ CAPITAL — Continued
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
NOTE H — PARTNERS’ CAPITAL — Continued
Equity Incentive Plan — Continued
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
NOTE I — UNIT WARRANTS
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
A summary of the status of Rio Vista’s warrants as of the years ended December 31, 2004 and 2005, and changes during the years ending on these dates is presented below:

	2004		2005
		Weighted		Weighted
		Average		Average
Warrants	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	—	$—	215,540	$16.18
Conversion of warrants at the Spin-Off	317,813	22.56
Granted	97,415	8.47	219,000	8.73
Exercised	—	—	—	—
Expired	(199,688)	22.57	(51,250)	34.30

Outstanding at end of year	215,540	16.18	383,290	9.50

Warrants exercisable at end of year	214,084		380,494
The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the years ended December 31, 2004 and 2005, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

	2004		2005
	For warrants granted		For warrants granted
Exercise price	Weighted	Weighted	Weighted	Weighted
compared to market	Average	Average	Average	Average
price on grant date	Fair Value	Exercise Price	Fair Value	Exercise Price
Equals market price	$—	$—	$—	$—
Exceeds market price	—	—	—	—
Less than market price	3.18	8.47	3.42	8.73
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — UNIT WARRANTS — Continued
SFAS 148 and 123 Disclosures — Continued
The following table summarizes information about the warrants outstanding at December 31, 2005:

	Warrants Outstanding		Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at	Contractual	Exercise	at	Exercise
Range of Exercise Prices	December 31, 2005	Life	Price	December 31, 2005	Price
$5.00 to $9.79	210,165	0.80 years	$6.67	210,165	$6.67
$11.46 to $18.48	169,375	1.82	12.78	166,579	12.78
$20.14 to $20.42	3,750	0.60	20.33	3,750	20.33

	383,290	1.25	$9.50	380,494	$9.48

NOTE J — COMMITMENTS AND CONTINGENCIES
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
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
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
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
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
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
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

Year ending December 31,
2006	$99,000
2007	—
2008	—
2009	—
2010	—
Thereafter	—

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
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
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
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Partnership Tax Treatment — Continued
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
NOTE K — CONTRACTS
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
NOTE L — RELATED PARTY TRANSACTIONS
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
NOTE L — RELATED PARTY TRANSACTIONS — Continued
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
NOTE M — MEXICAN OPERATIONS
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
NOTE N — REALIZATION OF ASSETS
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
NOTE O — SELECTED QUARTERLY DATA — (UNAUDITED)
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Penn Octane Corporation
We have audited the accompanying consolidated balance sheets of Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation as described in note A (Company), as of July 31, 2003 and 2004, and the related consolidated statements of operations and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2003 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2004 in conformity with United States generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note I to the consolidated financial statements, the Company is dependent on Penn Octane Corporation for the purchase of adequate quantities of LPG for sale to PMI and to provide credit to the Company for such purchases. In addition, significantly all of the Company’s assets are pledged on existing debt of Penn Octane Corporation. Conditions exist which raise substantial doubt about Penn Octane Corporation’s ability to continue as a going concern including 1) Penn Octane Corporation has had an accumulated deficit since inception and has a deficit in working capital and 2) significantly all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt of Penn Octane Corporation. Penn Octane Corporation’s ability to obtain cash from operations or additional debt or equity financing may be limited which could subject the Company’s assets to foreclosure by Penn Octane Corporation’s creditors. Management’s plans in regard to these matters are also described in note I. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
October 5, 2004

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
CONSOLIDATED BALANCE SHEETS
July 31
ASSETS

	2003	2004
Current Assets
Restricted cash	$3,405,000	$3,778,000
Trade accounts receivable	3,593,000	5,720,000
Inventories	239,000	195,000

Total current assets	7,237,000	9,693,000
Property, plant and equipment — net	15,467,000	14,525,000

Total assets	$22,704,000	$24,218,000

LIABILITIES AND PARENT’S EQUITY IN DIVISION

Current Liabilities
Income taxes payable	816,000	695,000

Total current liabilities	816,000	695,000
Parent’s equity in division	21,888,000	23,523,000

Total liabilities and parent’s equity in division	$22,704,000	$24,218,000

The accompanying notes are an integral part of these statements.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended July 31

	2002	2003	2004
Revenues	$110,777,000	$132,843,000	$141,883,000
Cost of goods sold	104,699,000	127,266,000	136,030,000

Gross profit	6,078,000	5,577,000	5,853,000
Selling, general and administrative expenses
Legal and professional fees	643,000	915,000	527,000
Salaries and payroll related expenses	922,000	1,335,000	1,885,000
Other	494,000	762,000	835,000

	2,059,000	3,012,000	3,247,000
Gain on sale of equipment	—	232,000	—
Asset impairment charges	—	—	(324,000)

Operating income	4,019,000	2,797,000	2,282,000

Other (expense)
LPG financing expense	(241,000)	(396,000)	(404,000)

Income (loss) before taxes	3,778,000	2,401,000	1,878,000
Provision (benefit) for income taxes	1,284,000	816,000	695,000

Net income (loss)	$2,494,000	$1,585,000	$1,183,000

The accompanying notes are an integral part of these statements.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended July 31

	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$2,494,000	$1,585,000	$1,183,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	698,000	760,000	707,000
Gain on sale of equipment	—	(232,000)	—
Asset Impairment Charges	—	—	324,000
Assets used for repairs and maintenance	—	—	32,000
Changes in current assets and liabilities:
Trade accounts receivable	(1,783,000)	1,693,000	(2,127,000)
Inventories	8,000	75,000	44,000
Obligation to deliver LPG	(11,495,000)	—	—
Income taxes payable	1,317,000	(468,000)	(121,000)

Net cash provided by (used in) operating activities	(8,761,000)	3,413,000	42,000
Cash flows from investing activities:
Capital expenditures	(622,000)	(456,000)	(121,000)
Proceeds from sale of property, plant and equipment	72,000	276,000	—

Net cash used in investing activities	(550,000)	(180,000)	(121,000)
Cash flows from financing activities:
(Increase) decrease in restricted cash	942,000	(3,375,000)	(373,000)
Parent’s equity in division — net	8,369,000	142,000	452,000

Net cash provided by (used in) financing activities	9,311,000	(3,233,000)	79,000

Net increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

The accompanying notes are an integral part of these statements.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION
On September 30, 2004, Penn Octane Corporation (Penn Octane) completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets, including storage inventory therein, (Distributed Assets) in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred its 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista Energy Partners L.P. (Rio Vista) and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding units. The remaining 2% of such units, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane, and the General Partner is responsible for the management of Rio Vista. Accordingly, Penn Octane has control of Rio Vista by virtue of its ownership and related voting control of the General Partner and Rio Vista is consolidated with Penn Octane and the interests of the limited partners are classified as minority interests in Penn Octane’s consolidated financial statements. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane’s LPG supply agreements and a formula that takes into consideration LPG operating costs of Penn Octane and Rio Vista.
The accompanying consolidated financial statements have been carved out from the historical consolidated financial statements of Penn Octane. Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation (Company) has been treated as if it was a division of Penn Octane for the periods presented and includes the assets and operations included in the Spin-Off.
Historically, Penn Octane has sold LPG primarily to P.M.I. Trading Limited (PMI), a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.”. In connection with the Spin-Off, Penn Octane substituted RVOP for itself as the supplier to PMI.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION — Continued
Penn Octane has a long-term lease agreement for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation’s (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy’s La Gloria Gas Plant in Jim Wells County, Texas, to the Brownsville Terminal Facility. In addition, Penn Octane has access to a twelve-inch pipeline which connects Exxon’s Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (ECCPL) as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with Penn Octane’s lease agreement for the Leased Pipeline, Penn Octane may access up to 21,000,000 gallons of storage located in Markham, Texas (Markham Storage), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. The Distributed Assets connect to the Leased Pipeline.
Basis of Presentation
The accompanying consolidated financial statements include the assets, liabilities and operations related to Penn Octane’s owned pipeline and terminal operations, including those of its Mexican subsidiaries, Penn Octane de Mexico, S.A. de C.V. (PennMex) and Termatsal, S.A. de C.V. (Termatsal). All significant intercompany accounts and transactions have been eliminated.
Only sales to PMI have been included in revenues. Penn Octane’s customers other than PMI to which LPG is sold and delivered at locations other than the Brownsville or Matamoros terminal facilities will be retained by Penn Octane. Cost of sales is computed based on Penn Octane’s actual cost to acquire LPG, other direct costs related to PMI sales and the aforementioned formula that takes into consideration operating costs of both Penn Octane and the Company.
Selling, general and administrative expenses include; (1) direct costs associated with the operation of the pipeline and terminal facilities, (2) costs of the Mexican subsidiaries, (3) salary and related costs of employees providing terminal services and sales services related to PMI, (4) administrative salaries and related costs based on estimated time spent on the Company’s business as a percentage of the total business of Penn Octane and (5) a reasonable allocation of Penn Octane’s other general and administrative cost related to the operations of its business. Management believes that the methods used are reasonable.
LPG financing expense includes only those costs associated with financing arrangements related to the purchase of LPG from suppliers and has been allocated among the Company and Penn Octane on the basis expected to be shared after the Spin-Off.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE A — ORGANIZATION — Continued
Basis of Presentation — Continued
Income taxes have been computed assuming that the Company has been taxed as a separate corporate entity. Existing net operating loss carryforwards have not been allocated to the Company by Penn Octane.
Non operating costs and expenses of Penn Octane which are not considered by Penn Octane’s management to be applicable to the Company during the periods presented and interest on intercompany balances have not been allocated to the Company.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
1. Property, Plant and Equipment
Property, plant and equipment are recorded at cost. After being placed into service, assets are depreciated and amortized using the straight-line method over their estimated useful lives as follows:

LPG terminals, building and leasehold improvements (a)	8 to 19 years
Automobiles	3-5 years
Furniture, fixtures and equipment	3-5 years
Trailers	8 years
Pipelines	30 years

(a)	Brownsville Terminal Facility related assets are depreciated over their estimated useful lives, not to exceed the term of Penn Octane’s Pipeline Lease.
Maintenance and repair costs are charged to expense as incurred.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
1. Property, Plant and Equipment — Continued
In August 2001 Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121) “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. SFAS 144 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 2002 and 2003. For the year ended July 31, 2004 impairments recognized totaled $324,000 and are included in the consolidated statements of operations under asset impairment charge (see note D).
2. Income Taxes
The Company has been included in Penn Octane’s United States consolidated income tax return for the three years ended July 31, 2004. As a result of existing net operating loss carryforwards, Penn Octane did not pay or accrue U.S. federal income taxes for those years. U.S. federal income taxes are assumed to have been accrued by the Company as if the Company has been taxed as a separate corporate entity based on pre-tax accounting income or loss. Further, it is assumed that the Company would pay or receive the computed income tax expense or benefit to/from Penn Octane or the Mexican taxing authorities. Existing net operating loss carryforwards have not been allocated to the Company by Penn Octane.
The foreign subsidiaries are taxed on their income directly by the Mexican Government. Such foreign subsidiaries are not included in the U.S. consolidated income tax return of Penn Octane.
3. Cash Equivalents
For purposes of the cash flow statement, the Company considers cash in banks and securities purchased with a maturity of three months or less to be cash equivalents.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
4. Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
5. Fair Value of Financial Instruments
SFAS 107, “Disclosures about Fair Value of Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of the Company. The carrying amounts of cash and cash equivalents, current receivables and payables approximate fair value because of the short-term nature of these instruments.
6. Stock-Based Compensation
SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation” and “Accounting for Stock-Based Compensation—Transition and Disclosure”, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.
Under the guidance provided by SFAS 123, the Company has elected to continue to account for employee stock-based compensation using the intrinsic value method prescribed in APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
7. Revenue Recognition on Sales of LPG
The Company’s only customer for LPG is PMI. The Company records revenue only upon the actual gallons of LPG delivered to PMI at either the Matamoros or Brownsville Terminal Facility at the agreed upon price per gallon. Revenues are recorded based on the following criteria:
(1) Persuasive evidence of an arrangement exists and the price is determined
(2) Delivery has occurred at the Matamoros or Brownsville terminal facility
(3) Collectibility is reasonably assured
Any amounts collected from customers for which the delivery has not occurred are recorded as an obligation to deliver LPG in the consolidated balance sheet. Losses, if any, resulting from inventory imbalances from such sales are recognized currently, and gains, if any, are recognized at final delivery.
8. Foreign Currency Translation
The Company follows FASB No. 52 “Foreign Currency Translation” in consolidation of the Company’s Mexican subsidiaries, whose functional currency is the US dollar. Non monetary balance sheet items and related revenue and expense are remeasured using historical rates. Monetary balance sheet items and related revenue and expense are remeasured using exchange rates in effect at the balance sheet dates.
9. Financial Instruments
The Company has adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designed after June 30, 2003. At July 31, 2002, 2003 and 2004 the Company had no derivative financial instruments.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
10. Inventory
Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.
11. Trade Accounts and Allowance for Doubtful Accounts
Trade accounts receivable are accounted for at fair value. Trade accounts receivable do not bear interest and are short-term in nature. An allowance for doubtful accounts for trade accounts receivable is established when the fair value is less than the carrying value. Trade accounts receivable are charged to the allowance when management determines that collection is remote.
12. Consolidation of Variable Interest Entities
During 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Entities” (FIN 46), which was amended by FIN 46R. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities (VIE) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. FIN 46R requires the beneficiary of a VIE to consolidate in its financial statements the assets, liabilities and results of operations of the VIE. Tergas, an affiliate of the Company, is a VIE and therefore, its assets, liabilities and results of operations have been included in the accompanying consolidated financial statements of the Company.
13. Restricted Cash
Under the terms of Penn Octane’s credit facility, all cash from the Company’s LPG sales are deposited directly into a restricted cash account under the direction of the creditor to pay down all obligations of Penn Octane arising under the credit facility. The Company classifies the balance of restricted cash separate from cash in the accompanying balance sheet and classifies changes in the restricted cash balances as financing activities in the statements of cash flows since the restriction is directly related to the credit facility.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE C — INVENTORY
Inventory at July 31, 2003 and 2004 in the pipeline, terminals and rail cars are as follows:

	Gallons	Cost
2003	440,771	$239,000
2004	257,665	$195,000
NOTE D — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following as of July 31, :

	2003	2004
LPG:
Brownsville Terminal Facility:
Building	$173,000	$173,000
Terminal facilities	3,631,000	3,631,000
Tank Farm	374,000	374,000
Leasehold improvements	303,000	303,000
Capital construction in progress	96,000	—
Equipment	226,000	226,000
Truck	—	26,000

	4,803,000	4,733,000

US – Mexico Pipelines and Matamoros Terminal Facility:
U.S. Pipelines and Rights of Way	6,680,000	6,775,000
Mexico Pipelines and Rights of Way	993,000	993,000
Matamoros Terminal Facility	5,109,000	5,876,000
Saltillo Terminal	1,027,000	—
Land	856,000	856,000

	14,665,000	14,500,000

Total LPG	19,468,000	19,233,000
Less: accumulated depreciation and amortization	(4,001,000)	(4,708,000)

	$15,467,000	$14,525,000

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE D — PROPERTY, PLANT AND EQUIPMENT — Continued
The Company had previously completed construction of an additional LPG terminal facility in Saltillo, Mexico (Saltillo Terminal). The Company was unable to receive all the necessary approvals to operate the facility at that location. The terminal was subsequently dismantled.
The Company has accounted for the Saltillo Terminal at cost. The cost included in the balance sheet is comprised primarily of dismantled pipe, dismantled steel structures, steel storage tanks, pumps and compressors and capitalized engineering costs related to the design of the terminal. The cost of dismantling the terminal at the Saltillo location was expensed and on-going storage fees have also been expensed.
As a result of the reduced volumes of LPG being sold to PMI and the short-term nature of the agreements, (see note J), the Company has determined that construction of a new Saltillo Terminal is currently not feasible. Accordingly, as of July 31, 2004, the Company has written off $227,000 related to the capitalized engineering costs and other costs associated with the design of the Saltillo Terminal and expensed $32,000 of costs related to pipes, pumps and values which were used as replacement parts in the Matamoros Terminal Facility. The Company anticipates utilizing the remaining Saltillo Terminal assets in its existing operations.
Depreciation and amortization expense of property, plant and equipment totaled $698,000, $760,000 and $707,000 for the years ended July 31, 2002, 2003 and 2004, respectively.
Property, plant and equipment, net of accumulated depreciation, includes $6,427,000 and $5,870,000 of costs, located in Mexico at July 31, 2003 and 2004, respectively.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE E — STOCK-BASED COMPENSATION
In December 2002, the FASB issued SFAS No. 148, an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 during the third quarter of fiscal 2003.
The Company accounts for stock option plans in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations which recognizes compensation expense on the grant date if the current market price of the stock exceeds the exercise price.
SFAS 148 and 123 Disclosures
For purpose of the following disclosure, stock-based employee compensation has been computed based upon the allocation of employee salary and related costs to the Company referred to in note A. Had compensation cost related to the warrants granted to employees and allocated to the Company on that basis been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company’s pro forma net income (loss), and net income (loss) per common share would have been as follows for the years ended July 31,:

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE E — STOCK-BASED COMPENSATION — Continued
SFAS 148 and 123 Disclosures — Continued

	2002	2003	2004
Net income as reported	$2,494,000	$1,585,000	$1,183,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(997,000)	(777,000)	(19,000)

Net income (loss) pro forma	$1,497,000	$808,000	$1,164,000

NOTE F — COMMITMENTS AND CONTINGENCIES
Litigation
On August 7, 2001, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (Plaintiff), which contracts with PMI for LPG testing services required to be performed under the Contract, filed suit in the Superior Court of California, County of San Mateo against Penn Octane alleging breach of contract. During April 2003 the case proceeded to a jury trial. The Plaintiff demanded from the judge and jury approximately $850,000 in damages and interest. During May 2003, the jury found substantially in favor of Penn Octane and awarded damages to Intertek of only approximately $228,000 and said sum was recorded as a judgment on June 5, 2003 and during August 2003 the Court awarded the Plaintiff interest and costs totaling approximately $50,000. In connection with the judgment, and the additional interest and costs, Penn Octane recorded an additional expense of approximately $106,000 as of July 31, 2003 representing the additional expense over amounts previously accrued.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE F — COMMITMENTS AND CONTINGENCIES — Continued
Litigation — Continued
On October 11, 2001, litigation was filed in the 197th Judicial District Court of Cameron County, Texas by Penn Octane against Tanner Pipeline Services, Inc. (Tanner); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC International, Inc. (CPSC) in connection with the construction of the US Pipelines. During September 2003, Penn Octane entered into a settlement agreement with Tanner whereby Tanner was required to reimburse Penn Octane for $50,000 to be paid through the reduction of the final payments on Tanner’s note.
Penn Octane and its subsidiaries are also involved with other proceedings, lawsuits and claims. Management of Penn Octane believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims, including those discussed above, should not materially affect the Company’s consolidated financial statements.
Operating Lease Commitments
The operating lease for the land on which the Brownsville Terminal Facility is located (Brownsville Lease) originally was due to expire in October 2003. During December 2001 the Company extended the Brownsville Lease until November 30, 2006. The Company has an option to renew for five additional five year terms. The rent may be adjusted in accordance with the terms of the agreement. The annual rental amount is approximately $75,000.
The Brownsville Lease provides, among other things, that if the Company complies with all the conditions and covenants therein, the leasehold improvements made to the Brownsville Terminal Facility by the Company may be removed from the premises or otherwise disposed of by the Company at the termination of the Brownsville Lease. In the event of a breach by the Company of any of the conditions or covenants, all improvements owned by the Company and placed on the premises shall be considered part of the real estate and shall become the property of the District.
The Company leases the land on which its Tank Farm is located. The lease amount is approximately $27,000 annually. The lease was originally due to expire on January 18, 2005. During December 2001 the Company extended the lease until November 30, 2006. The Company has an option to renew for five additional five year terms. The rent may be adjusted in accordance with the terms of the agreement.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE F — COMMITMENTS AND CONTINGENCIES — Continued
Operating Lease Commitments — Continued
Rent expense was as follows for the years ended July 31,:

	2002	2003	2004
Brownsville Lease And Other	$109,000	$97,000	$108,000
Rent Expense	220,000	71,000	71,000

Total	$329,000	$168,000	$179,000

As of July 31, 2004, the minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

Year ending July 31,
2005	$107,000
2006	107,000
2007	36,000
Thereafter	—

$250,000

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance and accounts receivable from PMI.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE G — ACQUISITION OF MEXICAN SUBSIDIARIES
Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (Mexican Subsidiaries), previous affiliates of the Company which were principally owned by Mr. Bracamontes, director and executive officer of Penn Octane. The Company paid a nominal purchase price of approximately $5,000 for each Mexican subsidiary. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2002, 2003 and 2004. Since inception, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company’s consolidated financial statements prior to the acquisition date. Therefore, there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.
During July 2003, the Company acquired an option to purchase Tergas, an affiliate 95% owned by Mr. Soriano and the remaining balance owned by Abelardo Mier, a consultant of the Company, for a nominal price of approximately $5,000. Since inception the operations of Tergas have been funded by the Company and the assets, liabilities and results of operations of Tergas are included in the Company’s consolidated financial statements.
NOTE H — MEXICAN OPERATIONS
Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the other Mexican Subsidiary owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal. The Company’s Mexican affiliate, Tergas, S.A. de C.V. (Tergas), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Soriano, and the remaining balance is owned by Mr. Mier. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE H — MEXICAN OPERATIONS — Continued
Through its operations in Mexico and the operations of the Mexican Subsidiaries and Tergas, the Company is subject to the tax laws of Mexico which, among other things, require that the Company comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to Mexican withholding taxes.
NOTE I — REALIZATION OF ASSETS
Penn Octane’s auditors’ opinion on the consolidated financial statements of Penn Octane at July 31, 2004 contains an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is dependent on Penn Octane for the purchase of adequate quantities of LPG for sale to PMI and to provide credit to the Company for such purchases. Penn Octane has had an accumulated deficit since inception and has historically had a deficit in working capital. In addition, significantly all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt of Penn Octane. Since April 1, 2004, Penn Octane has been operating on month-to-month contracts with PMI. (See note J)
Penn Octane’s cash flow may not be sufficient to allow Penn Octane to pay its liabilities and obligations when due. Penn Octane’s ability to obtain cash from operations or additional debt or equity financing may be limited which could subject the Company’s assets to foreclosure by Penn Octane’s creditors.
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of Penn Octane to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Penn Octane be unable to continue in existence.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE I — REALIZATION OF ASSETS — Continued
To provide the Penn Octane with the ability it believes necessary to continue in existence, management is negotiating with PMI to increase LPG sales at acceptable monthly volumes and margins. In addition, management is taking steps to (i) expand its Fuel Sales Business, (ii) further diversify its operations to reduce dependency on sales of LPG, (iii) increase the amount of financing for its products and operations, and (iv) raise additional debt and/or equity capital.
NOTE J — CONTRACTS
LPG Sales to PMI
The Company entered into sales agreements with PMI for the period from April 1, 2000 through March 31, 2001 (Old Agreements), for the annual sale of a combined minimum of 151,200,000 gallons of LPG, mixed to PMI specifications, subject to seasonal variability, which was delivered to PMI at the Company’s terminal facilities in Matamoros, Tamaulipas, Mexico, or alternative delivery points as prescribed under the Old Agreements.
On October 11, 2000, the Old Agreements were amended to increase the minimum amount of LPG to be purchased during the period from November 2000 through March 2001 by 7,500,000 gallons resulting in a new annual combined minimum commitment of 158,700,000 gallons. Under the terms of the Old Agreements, sales prices were indexed to variable posted prices.
Upon the expiration of the Old Agreements, PMI confirmed to the Company in writing (Confirmation) on April 26, 2001, the terms of a new agreement effective April 1, 2001, subject to revisions to be provided by PMI’s legal department. The Confirmation provided for minimum monthly volumes of 19,000,000 gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins, which increase annually over a three-year period. The Company was also entitled to receive additional fees for any volumes which were undelivered. From April 1, 2001 through December 31, 2001, the Company and PMI operated under the terms provided for in the Confirmation. From January 1, 2002 through February 28, 2002, PMI purchased monthly volumes of approximately 17,000,000 gallons per month at slightly higher premiums then those specified in the Confirmation.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE J — CONTRACTS — Continued
LPG Sales to PMI — Continued
From April 1, 2001 through November 30, 2001, the Company sold to PMI approximately 39,600,000 gallons (Sold LPG) for which PMI had not taken delivery. The Company received the posted price plus other fees on the Sold LPG but did not receive the fixed margin referred to in the Confirmation (see note B9). At July 31, 2001, the obligation to deliver LPG totaled approximately $11,500,000 related to such sales (approximately 26,600,000 gallons). During the period from December 1, 2001 through March 31, 2002, the Company delivered the Sold LPG to PMI and collected the fixed margin referred to in the Confirmation.
Effective March 1, 2002, the Company and PMI entered into a contract for the minimum monthly sale of 17,000,000 gallons of LPG, subject to monthly adjustments based on seasonality (Contract). In connection with the Contract, the parties also executed a settlement agreement, whereby the parties released each other in connection with all disputes between the parties arising during the period April 1, 2001 through February 28, 2002, and previous claims related to the contract for the period April 1, 2000 through March 31, 2001. The Contract was originally to expire on May 31, 2004. On December 29, 2003, the Company received a notice from PMI requesting the termination of the Contract effective March 31, 2004, the end of the winter period as defined under the Contract.
During the months of April 2004 through October 2004, the Company and PMI have entered into monthly agreements for the sale of LPG (Monthly 2004 Contracts) for volumes materially less than the volumes provided in the Contract.
PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE J — CONTRACTS — Continued
LPG Supply Agreements
Effective October 1, 1999, Penn Octane and Exxon entered into a ten year LPG supply contract, as amended (Exxon Supply Contract), whereby Exxon has agreed to supply and Penn Octane has agreed to take, 100% of Exxon’s owned or controlled volume of propane and butane available at Exxon’s King Ranch Gas Plant (Plant) up to 13,900,000 gallons per month blended in accordance with required specifications (Plant Commitment). For the year ending July 31, 2004, under the Exxon Supply Contract, Exxon has supplied an average of approximately 12,300,000 gallons of LPG per month. The purchase price is indexed to variable posted prices.
In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (ECCPL) operational in September 2000. The ability to utilize the ECCPL allows Penn Octane to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (Additional Propane Supply), and bring the Additional Propane Supply to the Plant (ECCPL Supply) for blending to the required specifications and then delivered into the Leased Pipeline. Penn Octane agreed to flow a minimum of 122,000,000 gallons per year of Additional Propane Supply through the ECCPL until December 2005. Penn Octane is required to pay minimum utilization fees associated with the use of the ECCPL until December 2005. Thereafter the utilization fee will be based on the actual utilization of the ECCPL.
In March 2000, Penn Octane and Koch entered into a three year supply agreement (Koch Supply Contract) whereby Koch has agreed to supply and Penn Octane has agreed to take, a monthly average of 8,200,000 gallons (Koch Supply) of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. In March 2003 Penn Octane extended the Koch Supply Contract for an additional year pursuant to the Koch Supply Contract which provides for automatic annual renewals unless terminated in writing by either party. During December 2003, Penn Octane and Koch entered into a new three year supply agreement. The terms of the new agreement are similar to the agreement previously in effect between the parties.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE J — CONTRACTS — Continued
For the year ending July 31, 2004, under the Koch Supply Contract, Koch has supplied an average of approximately 6,400,000 gallons of propane per month. The purchase price is indexed to variable posted prices. Prior to April 2002 Penn Octane paid additional charges associated with the construction of a new pipeline interconnection which allows deliveries of the Koch Supply into the ECCPL, which was paid through additional adjustments to the purchase price (totaling approximately $1,000,000).
During March 2000, Penn Octane and Duke entered into a three year supply agreement (Duke Supply Contract) whereby Duke has agreed to supply and Penn Octane has agreed to take, a monthly average of 1,900,000 gallons (Duke Supply) of propane or propane/butane mix beginning April 1, 2000. In March 2003 Penn Octane extended the Duke Supply Contract for an additional year pursuant to the Duke Supply Contract which provided for automatic annual renewals unless terminated in writing by either party. The Duke Supply Contract, which expired in March 2004 was not renewed. The purchase price was indexed to variable posted prices.
Penn Octane is currently purchasing LPG from the above-mentioned suppliers (Suppliers). Penn Octane’s aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.
Penn Octane’s current long-term supply agreements in effect as of July 31, 2004 (Supply Contracts) provide for minimum quantities of LPG totaling up to approximately 22,100,000 gallons per month although the Monthly 2004 Contracts provide for lesser quantities. The actual amounts supplied under Supply Contracts averaged approximately 18,700,000 gallons per month for the year ended July 31, 2004.
In addition to the LPG costs charged by the Suppliers, Penn Octane also incurs additional costs to deliver LPG to Penn Octane’s facilities. Furthermore, Penn Octane may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment or Koch Supply over actual sales volumes to PMI. Under the terms of the Supply Contracts, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane’s existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

Schedule II
Rio Vista Energy Partners L.P. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at End
Description	Period	Expenses	Other Accounts	Deductions	of Period
Year ended December 31, 2005
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Year ended December 31, 2004
Allowance for doubtful accounts	$—	$—	$—	$—	$—
For the period from inception, July 10, 2003, to December 31, 2003
Allowance for doubtful accounts	$—	$—	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
There was no change in Rio Vista’s internal control over financial reporting during the quarter or year ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, Rio Vista’s internal control over financial reporting.

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
Report of the Audit Committee for Fiscal Year 2005
The primary function of the Audit Committee is oversight of Rio Vista’s financial reporting process, public financial reports, internal accounting and financial controls, and the independent audit of the annual consolidated financial statements. The Audit Committee acts under a written charter. The Audit Committee reviews the adequacy of the charter at least annually. All of the committee’s members are independent and one of its members is an audit committee financial expert under Securities and Exchange Commission rules. The committee held four meetings in 2005 at which, as discussed in more detail below, the committee had extensive reports and discussions with members of management and Burton, McCumber & Cortez, L.L.P. (BMC), Rio Vista’s independent registered public accounting firm. At each meeting, the committee met with management and BMC, both with and without management present.
In performing its oversight function, the committee reviewed and discussed the consolidated financial statements with management and BMC. Management and BMC informed the committee that Rio Vista’s consolidated financial statements were fairly stated in accordance with generally accepted accounting principles. The committee discussed with BMC matters covered by the Statement on Auditing Standards No. 61 (Communication with Audit Committees), as modified or supplemented. In addition, the committee discussed management’s evaluation of internal control over financial reporting.
The committee also discussed with BMC its independence from Rio Vista and management, including the matters in Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the letter and disclosures from BMC to the committee pursuant to Standard No. 1. The committee considered the non-audit services provided by BMC to Rio Vista and concluded that the auditors’ independence has been maintained.
Based on the reviews and discussions referred to above, in reliance on management and BMC, and subject to the limitations of its role described below, the committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.
The committee has also appointed BMC to audit Rio Vista’s financial statements for 2006.
In carrying out its responsibilities, the committee looks to management and the independent auditors. Management is responsible for the preparation and fair presentation of Rio Vista’s financial statements and for maintaining effective internal control. Management is also responsible for assessing and maintaining the effectiveness of internal control over the financial reporting process. The independent auditors are responsible for auditing Rio Vista’s annual financial statements and expressing an opinion as to whether the statements are fairly stated in conformity with generally accepted accounting principles. The independent auditors perform their responsibilities in accordance with the standards of the Public Company Accounting Oversight Board.
BY THE AUDIT COMMITTEE
RICHARD R. CANNEY
MURRAY J. FEIWELL
DOUGLAS G. MANNER

Executive Officers of the General Partner
The names of the General Partner’s executive officers, and certain information about them are set forth below:

Name of			Officer
Executive Officer	Age	Position with General Partner	Since
Charles C. Handly	69	President and Chief Executive Officer	2003
Ian T. Bothwell	46	Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	2003
Jerry L. Lockett	65	Vice President and Secretary	2004
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

SUMMARY COMPENSATION TABLE

			Annual Compensation			Long-Term Compensation
						Awards			Payouts
					All Other		Securities
					Annual	Restricted	Underlying			All Other
Name and Principal					Compen-	Stock	Options/		LTIP	Compensation
Position	Year		Salary ($)	Bonus ($)	sation ($)	Awards ($)	SARS (#)		Payouts ($)	($)
Jerome B. Richter,	2005	(2)	125,000	41,667	—	—	281,250	(11)	—	1,404,369	(9)
Chairman of the	2004	(3)	126,923	41,667	—	—	—		—	92,670	(1)
Board and Chief	2004	(4)	300,000	189,695	—	—	—		—	158,932	(1)
Executive Officer(6)	2003	(5)	300,000	208,832	—	—	—		—	54,733	(1)

Richard Shore, Jr.,	2005	(2)	184,154	—	—	—	—		—	—
President(7)	2004	(3)	152,308	—	—	—	763,737	(12)	—	297,857	(10)
	2004	(4)	360,000	—	—	—	—		—	—
	2003	(5)	78,462	—	—	—	—		—	—

Charles C. Handly,	2005	(2)	193,692	13,500	—	—	140,625	(13)	—	159,428	(10)
Chief Operating Officer	2004	(3)	76,154	—	—	—	—		—	—
and President(8)	2004	(4)	180,000	—	—	—	—		—	—
	2003	(5)	138,461	—	—	—	—		—	—

Ian T. Bothwell,	2005	(2)	179,769	12,000	—	—	140,625	(13)	—	159,428	(10)
Vice President, Treasurer,	2004	(3)	76,154	—	—	—	—		—	—
Assistant Secretary and	2004	(4)	180,000	—	—	—	—		—	—
Chief Financial Officer	2003	(5)	180,000	—	—	—	—		—	—

Jerry L. Lockett,	2005	(2)	141,685	10,000	—	—	140,625	(13)	—	159,428	(10)
Vice President and Secretary	2004	(3)	55,846	—	—	—	—		—	—
	2004	(4)	132,000	—	—	—	—		—	—
	2003	(5)	132,000	—	—	—	—		—	—

(1)	In connection with Mr. Richter’s employment contract, Penn Octane paid these amounts for life insurance premiums on behalf of Mr. Richter.

(2)	Amounts relate to the year ended December 31, 2005.

(3)	Amounts relate to the period August 1, 2004 through December 31, 2004.

(4)	Amounts relate to the year ended July 31, 2004.

(5)	Amounts relate to the year ended July 31, 2003.

(6)	Mr. Richter resigned as a director and officer of Penn Octane and the General Partner in May 2005.

(7)	Mr. Shore resigned as a director and officer of Penn Octane and the General Partner in June 2005.

(8)	Mr. Handly was appointed as President and Chief Executive Officer of Penn Octane and the General Partner in June 2005.

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
OPTION GRANTS DURING FISCAL 2005

	Number of	Percent of
	Securities	Total Options		Market
	Underlying	Granted		Price at		Grant Date
	Options	to Employees	Exercise Price	Grant Date	Expiration	Present Value
Name	Granted (#)	in Fiscal Year	($/Security)	($/Security)(2)	Date	($)(1)
Jerome B. Richter	31,250	33.3%	12.51	12.92	03/08/2008	93,750
Richard Shore, Jr.	—	—	—	—	—	—
Charles C. Handly	15,625	16.7%	12.51	12.92	03/08/2008	46,875
Ian T. Bothwell	15,625	16.7%	12.51	12.92	03/08/2008	46,875
Jerry L. Lockett	15,625	16.7%	12.51	12.92	03/08/2008	46,875

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

			Number Of Securities	Value Of Unexercised
			Underlying Unexercised	In-The-Money
	Number of Units		Warrants At	Warrants At
	Acquired Upon	Value Realized	December 31, 2005 (#)	December 31, 2005
	Exercise of	Upon	Exercisable/	Exercisable/
Name	Warrants (#)	Exercise ($)	Unexercisable(2)	Unexercisable ($)(1)
Jerome B. Richter	0	0	31,250 / 0	0/0
Richard Shore, Jr.	0	0	97,415 / 0	0/0
Charles C. Handly	0	0	16,875 / 0	0/0
Ian T. Bothwell	0	0	15,625 / 0	0/0
Jerry L. Lockett	0	0	15,625 / 0	0/0

(1)	Based on a closing price of $5.50 per common unit on December 30, 2005.

(2)	Warrants received in the conversion of warrants at the Spin-Off and warrants issued in connection with the Rio Vista 2005 Equity Plan.

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

	Amount and Nature of Beneficial	Percentage of
Name of Beneficial Owner	Ownership of Common Units (1)	Common Units
Jerome B. Richter(2)	516,455	26.60
Swank Group LLC (3)	262,247	13.73
The Apogee Fund L.P., Paradigm Capital Corporation and Emmett M. Murphy (4)	145,687	7.60
Trellus Management Company, LLC (5)	104,548	5.47

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

	Amount and Nature of Beneficial	Percentage of
Name of Beneficial Owner	Ownership of Common Units (1)	Common Units
Jerome B. Richter(2)	516,455	26.60
Richard Shore, Jr. (3)	99,415	4.95
Charles C. Handly (4)	19,375	1.01
Jerry L. Lockett (5)	18,903	*
Ian T. Bothwell (6)	15,625	*
Murray J. Feiwell (7)	8,999	*
Richard R. Canney (8)	5,000	*
Douglas G. Manner (9)	5,000	*
All Managers and Executive Officers as a group (8 persons) (10)	688,772	32.76

*	Less than 1%

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

(2)	335 Tomahawk Drive, Palm Desert, California 92211. Includes 4,500 common units owned by Mr. Richter’s spouse and 31,250 common units issuable upon exercise of common unit purchase warrants.

(3)	Includes 97,415 common units issuable upon exercise of common unit purchase warrants issued to Shore Capital LLC, a company controlled and beneficially owned by Mr. Shore.

(4)	Includes 16,875 common units issuable upon exercise of common unit purchase warrants.

(5)	Includes 15,625 common units issuable upon exercise of common unit purchase warrants.

(6)	Includes 15,625 common units issuable upon exercise of common unit purchase warrants.

(7)	Includes 5,000 common units issuable upon exercise of common unit purchase warrants.

(8)	Includes 5,000 common units issuable upon exercise of common unit purchase warrants.

(9)	Includes 5,000 common units issuable upon exercise of common unit purchase warrants.

(10)	Includes 191,790 common units issuable upon exercise of common unit purchase warrants.

Equity Compensation Plan Information
The following table provides information concerning Rio Vista’s equity compensation plans as of December 31, 2005.

	Number of		Number of securities
	securities to		remaining available for
	be issued upon	Weighted-average	future issuance under
	exercise	exercise price of	equity compensation
	of outstanding	outstanding options,	plans (excluding
	options,	warrants and rights	securities
Plan category	warrants and rights	(per unit)	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	383,290	$9.50	641,250

Total	383,290		641,250

(1)	Under the terms of the partnership agreement and applicable rules of the Nasdaq Market, no approval by the unitholders of Rio Vista was required.

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

			Penn Octane
		Weighted Average	Warrants Adjusted	Weighted Average
	Rio Vista Warrants	Adjusted Exercise	for Exercise Price	Adjusted Exercise
Insider Name	Issued at Spin-Off	Price	at Spin-Off	Price
Jerome B. Richter	63,750	$23.45	510,000	$1.71
Charles C. Handly	17,500	31.68	140,000	2.32
Ian T. Bothwell	38,750	31.42	310,000	2.30
Jerry L. Lockett	26,250	23.78	210,000	1.74
Stewart J. Paperin	18,750	21.94	150,000	1.60
Harvey L. Benenson	8,750	23.38	70,000	1.71
Emmett M. Murphy	6,250	16.01	50,000	1.17
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
Rio Vista has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended December 31, 2004 and 2005:

	2004	2005
Audit Fees	$70,000	$243,000
Audit — Related Fees(3)	$—	$37,000
Tax Fees (1)	$7,000	$71,000
All Other Fees(2)	$—	$8,000

(1)	Represents fees billed for tax compliance, tax advice and tax planning services.

(2)	Represents fees related to the Mexican subsidiaries.

(3)	Represents fees related to the LPG Asset Sale.
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

Rio Vista Energy Partners L.P.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2005
Consolidated Statements of Operations for the period from inception, July 10, 2003, to December 31, 2003, the year ended December 31, 2004 and the year ended December 31, 2005
Consolidated Statement of Partners’ Capital for the period from inception, July 10, 2003, to
December 31, 2003, the year ended December 31, 2004 and the year ended December 31, 2005
Consolidated Statements of Cash Flows for the period from inception, July 10, 2003, to December 31, 2003, the year ended December 31, 2004 and the year ended December 31, 2005
Notes to Consolidated Financial Statements
Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of July 31, 2003 and 2004
Consolidated Statements of Operations for the years ended July 31, 2002, 2003 and 2004
Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2003 and 2004
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

b.	Exhibits.

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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

14.1	Code of Conduct of the Registrant. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 12, 2005, SEC File No. 000-50394).

The following Exhibits are filed as part of this report:

21	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*	indicates management contract or compensatory plan or arrangement.
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

RIO VISTA ENERGY PARTNERS L.P. By: RIO VISTA GP LLC, GENERAL PARTNER
December 15, 2006	By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Acting President, Acting Chief Executive Officer, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description
21	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002