Form 10-K/A
period 2005-12-31
RIO VISTA ENERGY PARTNERS LP
filed 2007-02-01
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
AMENDMENT NO. 2
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

	For the period
	from inception,
	July 10, 2003, to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2003 (a)	2004 (a)	2005
Revenues	$—	$35,181	$120,892
Income (loss) from continuing operations	—	(63)	(2,161)
Net income (loss)	—	(63)	(2,161)
Income (loss) from continuing operations per common unit	—	(0.03)	(1.11)
Net income (loss) per common unit	—	(0.03)	(1.11)
Total assets	2	24,244	26,535
Long-term obligations	—	—	—

(a)	Rio Vista did not commence operations until October 1, 2004.

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

	Penn Octane		Penn Octane
	Period		Period	Rio Vista
	October 1,	Penn Octane	August 1, 2004	Period October	Rio Vista
	2003 through	Year Ended	through	1, 2004 through	Year Ended
	December 31, 2003	July 31, 2004	September 30, 2004	December 31, 2004	December 31, 2005
Volume Sold
LPG (millions of gallons) — PMI	56.7	197.9	24.2	37.3	119.3
Average sales price
LPG (per gallon) — PMI	$0.67	$0.72	$0.92	$0.94	$1.01

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
LPG Sales
During the years ended July 31, 2002, 2003 and 2004, 100% of the Company’s revenues were from sales of LPG to PMI, its primary customer. The following table shows the volume sold in gallons and average sales price for the years ended July 31, 2002, 2003 and 2004 and five months ended December 31, 2004.

				Five Months
				ended
				December 31,
	2002	2003	2004	2004(a)
Volume Sold
LPG (millions of gallons) — PMI	243.5	211.1	197.9	24.2
Average sales price
LPG (per gallon) — PMI	$0.46	$0.63	$0.72	$0.92

(a)	No operations subsequent to September 30, 2004, the date of Spin-Off.
Five months ended December 31, 2004 compared with the five months ended December 31, 2003
These periods are not comparable as a result of the Spin-Off on September 30, 2004 which resulted in the termination of operations for Penn Octane Corporation’s Owned Pipeline and Terminal Operations — a Division of Penn Octane Corporation Company.
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

Amount of Commitment Expiration
Per Period
(Amounts in Millions)
	Total Amounts	Less than	1 — 3	4 — 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years
Lines of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	21.2	21.2	—	—	—
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$21.2	$21.2	$—	$—	$—

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

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE NO.
Rio Vista Energy Partners L.P.

Report of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets as of December 31, 2004 and 2005	49

Consolidated Statements of Operations for the period from inception, July 10, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	51

Consolidated Statements of Partners’ Capital for the period from inception, July 10, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	52

Consolidated Statements of Cash flows for the period from inception, July 10, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	53

Notes to Consolidated Financial Statements	54

Penn Octane Corporation’s Owned Pipeline and Terminal Operations — a Division of Penn Octane Corporation

Report of Independent Registered Public Accounting Firm	82

Consolidated Balance Sheets as of July 31, 2003, 2004 and December 31, 2004	83

Consolidated Statements of Operations for the years ended July 31, 2002, 2003, 2004 and the five months ended December 31, 2004	84

Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2003, 2004 and the five months ended December 31, 2004	85

Notes to Consolidated Financial Statements	86

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

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the period
	from
	inception, July 10,
	2003, to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2003	2004	2005
Revenues	$—	$35,181,000	$120,892,000
Cost of goods sold	—	33,788,000	118,338,000

Gross profit	—	1,393,000	2,554,000
Selling, general and administrative expenses
Legal and professional fees	—	160,000	1,360,000
Salaries and payroll related expenses	—	724,000	1,153,000
Other	—	449,000	1,430,000

	—	1,333,000	3,943,000

Operating income (loss)	—	60,000	(1,389,000)

Other income (expense)
Interest and LPG financing expense	—	(101,000)	(737,000)

Loss before taxes	—	(41,000)	(2,126,000)
Provision for Mexican income taxes	—	22,000	35,000

Net loss	$—	$(63,000)	$(2,161,000)

Net loss allocable to the partners	$—	$(63,000)	$(2,161,000)
Less general partner’s interest in net loss	—	(1,000)	(43,000)

Net loss allocable to the common units	$—	$(62,000)	$(2,118,000)

Net loss per common unit	$—	$(0.03)	$(1.11)

Net loss per common unit assuming dilution	$—	$(0.03)	$(1.11)

Weighted average common units outstanding	—	1,910,656	1,910,656

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Common Units
				Total
			General	Partners’
	Units	Amount	Partner	Capital
Balance as of July 10, 2003 (inception)	—	$—	$—	$—
Net income	—	—	—	—
Cash distributions to partners	—	—	—	—
Initial capitalization	—	1,000	—	1,000

Balance as of December 31, 2003	—	1,000	—	1,000
Contribution of assets by Penn Octane Corporation	—	14,339,000	292,000	14,631,000
Spin-Off	1,910,656	—	—	—
Net loss	—	(62,000)	(1,000)	(63,000)
Cash distribution to partners	—	—	—	—
Grant of warrants	—	337,000	7,000	344,000

Balance as of December 31, 2004	1,910,656	14,615,000	298,000	14,913,000
Net loss	—	(2,118,000)	(43,000)	(2,161,000)
Cash distribution to partners	—	(955,000)	(20,000)	(975,000)
Loan discount on Penn Octane Corporation’s debt related to detachable warrants	—	413,000	9,000	422,000

Balance as of December 31, 2005	1,910,656	11,955,000	244,000	12,199,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the period from
	inception, July 10,
	2003, to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2003	2004	2005
Cash flows from operating activities:
Net loss	$—	$(63,000)	$(2,161,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	178,000	857,000
Unit-based compensation		344,000	—
Amortization of loan discount related to detachable warrants	—	—	422,000
Gain on sale of asset	—	—	(24,000)
Changes in current assets and liabilities:
Trade accounts receivable	—	(5,753,000)	(5,141,000)
Inventories	—	(3,000)	(50,000)
Prepaid and other current assets	—	(9,000)	4,000
Trade accounts payable	—	269,000	380,000
Due to Penn Octane Corporation, net	—	8,720,000	2,950,000
Accrued liabilities	1,000	293,000	380,000
Mexican taxes payable	—	27,000	(5,000)

Net cash provided by operating activities	1,000	4,003,000	(2,388,000)
Cash flows from investing activities:
Capital expenditures	—	(16,000)	(172,000)
Proceeds from the sale of land	—	—	175,000
Other non-current assets	—	—	(3,000)

Net cash (used in) provided by investing activities	—	(16,000)	—
Cash flows from financing activities:
(Increase) decrease in restricted cash	—	(3,983,000)	2,076,000
Initial capitalization	1,000	—	—
Cash received from the Mexican subsidiaries upon transfer of the assets	—	7,000	—
Cash distributions to partners	—	—	(975,000)
Issuance of TransMontaigne Note	—	—	1,300,000

Net cash provided by (used) in financing activities	1,000	(3,976,000)	2,401,000

Net increase in cash	2,000	11,000	13,000
Cash at beginning of period	—	2,000	13,000

Cash at end of period	$2,000	$13,000	$26,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—

Mexican taxes	$—	$—	$39,000

Supplemental disclosures of noncash transactions:
Assets transferred in connection with the Spin-Off	$—	$14,624,000	$—

Units and warrants issued and other	$—	$—	$422,000

Transfer of line fill to inventory and property, plant and equipment, net	$—	$—	$(22,000)

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
Rio Vista Energy Partners L.P. and Subsidiaries
PRO FORMA CONSOLIDATED BALANCE SHEET
(Unaudited)

	As Reported	Pro Forma		Pro Forma
	December 31, 2005	Adjustments		December 31, 2005
ASSETS
Current Assets
Cash	$26,000	$17,400,000	(1)	$15,822,000
		(1,326,000	)(1)
		(278,000	) (1)
Restricted cash	1,907,000			1,907,000
Trade accounts receivable	10,926,000			10,926,000
Inventories	262,000	(262,000	)(1)	—
Prepaid expenses and other current assets	5,000			5,000

Total current assets	13,126,000	15,534,000		28,660,000
Property, plant and equipment — net	13,394,000	(13,394,000	)(1)	—
Other non-current assets	15,000	—		15,000

Total assets	$26,535,000	$2,140,000		$28,675,000

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Note Payable	$1,300,000	$(1,300,000	)(1)	$—
Due to Penn Octane Corporation, net	11,582,000	345,000	(4)	11,927,000
Mexican taxes payable	22,000	—		22,000
Accounts payable	670,000	—		670,000
Accrued liabilities	762,000	(278,000	)(1)	616,000
		(26,000	)(1)
		158,000	(3)

Total current liabilities	14,336,000	(1,101,000)		13,235,000
Partners’ Capital	12,199,000	3,744,000	(1)	15,440,000
		(158,000	)(3)
		(345,000	)(4)

Total partners’ capital	12,199,000	3,241,000		15,440,000

Total liabilities and partners’ capital	$26,535,000	$2,140,000		$28,675,000

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
The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the years ended December 31, 2004 and 2005, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

	2004		2005
	For warrants granted		For warrants granted
	Weighted	Weighted	Weighted	Weighted
Exercise price compared to	Average	Average	Average	Average
market price on grant date	Fair Value	Exercise Price	Fair Value	Exercise Price
Equals market price	$—	$—	$—	$—
Exceeds market price	—	—	—	—
Less than market price	3.18	8.47	3.42	8.73
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — UNIT WARRANTS — Continued
SFAS 148 and 123 Disclosures — Continued
The following table summarizes information about the warrants outstanding at December 31, 2005:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2005	Life	Price	2005	Price
$5.00 to $9.79	210,165	0.80 years	$6.67	210,165	$6.67
$11.46 to $18.48	169,375	1.82	12.78	166,579	12.78
$20.14 to $20.42	3,750	0.60	20.33	3,750	20.33

	383,290	1.25	$9.50	380,494	$9.48

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Penn Octane Corporation
We have audited the accompanying consolidated balance sheets of Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation as described in note A (Company), as of July 31, 2003, 2004 and December 31, 2004, and the related consolidated statements of operations and cash flows for each of the three years in the period ended July 31, 2004 and the five months ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2003 and 2004 and December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2004 and the five month ended December 31, 2004 in conformity with United States generally accepted accounting principles.
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
February 13, 2006

Penn Octane Corporation’s Owned Pipeline and Terminal Operations -
A Division of Penn Octane Corporation
CONSOLIDATED BALANCE SHEETS
ASSETS

			Five months
			ended
			December 31,
	July 31, 2003	July 31, 2004	2004
Current Assets
Restricted cash	$3,405,000	$3,778,000	$—
Trade accounts receivable	3,593,000	5,720,000	—
Inventories	239,000	195,000	—

Total current assets	7,237,000	9,693,000	—
Property, plant and equipment — net	15,467,000	14,525,000	—

Total assets	$22,704,000	$24,218,000	$—

LIABILITIES AND PARENT’S EQUITY IN DIVISION

Current Liabilities
Income taxes payable	816,000	695,000	—

Total current liabilities	816,000	695,000	—
Parent’s equity in division	21,888,000	23,523,000	—

Total liabilities and parent’s equity in division	$22,704,000	$24,218,000	$—

The accompanying notes are an integral part of these statements.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations -
A Division of Penn Octane Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31,
				Five months
				ended
				December 31,
	2002	2003	2004	2004
Revenues	$110,777,000	$132,843,000	$141,883,000	$22,152,000
Cost of goods sold	104,699,000	127,266,000	136,030,000	21,428,000

Gross profit	6,078,000	5,577,000	5,853,000	724,000
Selling, general and administrative expenses
Legal and professional fees	643,000	915,000	527,000	28,000
Salaries and payroll related expenses	922,000	1,335,000	1,885,000	238,000
Other	494,000	762,000	835,000	114,000

	2,059,000	3,012,000	3,247,000	380,000
Gain on sale of equipment	—	232,000	—	—
Asset impairment charges	—	—	(324,000)	—

Operating income	4,019,000	2,797,000	2,282,000	344,000

Other (expense)
LPG financing expense	(241,000)	(396,000)	(404,000)	(48,000)

Income before taxes	3,778,000	2,401,000	1,878,000	296,000
Provision (benefit) for income taxes	1,284,000	816,000	695,000	101,000

Net income	$2,494,000	$1,585,000	$1,183,000	$195,000

The accompanying notes are an integral part of these statements.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended July 31,			Five months ended
	2002	2003	2004	December 31, 2004
Cash flows from operating activities:
Net income (loss)	$2,494,000	$1,585,000	$1,183,000	$195,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	698,000	760,000	707,000	119,000
Gain on sale of equipment	—	(232,000)	—	—
Asset Impairment Charges	—	—	324,000	—
Assets used for repairs and maintenance	—	—	32,000	—
Changes in current assets and liabilities:
Trade accounts receivable	(1,783,000)	1,693,000	(2,127,000)	5,720,000
Inventories	8,000	75,000	44,000	—
Obligation to deliver LPG	(11,495,000)	—	—	—
Income taxes payable	1,317,000	(468,000)	(121,000)	(695,000)

Net cash provided by (used in) operating activities	(8,761,000)	3,413,000	42,000	5,.339,000
Cash flows from investing activities:
Capital expenditures	(622,000)	(456,000)	(121,000)	—
Proceeds from sale of property, plant and equipment	72,000	276,000	—	—

Net cash used in investing activities	(550,000)	(180,000)	(121,000)	—
Cash flows from financing activities:
(Increase) decrease in restricted cash	942,000	(3,375,000)	(373,000)	3,778,000
Parent’s equity in division — net	8,369,000	142,000	452,000	(9,117,000)

Net cash provided by (used in) financing activities	9,311,000	(3,233,000)	79,000	(5,339,000)

Net increase (decrease) in cash	—	—	—	—
Cash at beginning of period	—	—	—	—

Cash at end of period	$—	$—	$—	$—

Non-cash:
Transfer of inventory and fixed assets to Parent	$—	$—	$—	$14,601,000

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
Only sales to PMI have been included in revenues. As indicated above, the Company’s operations ceased as a result of the Spin-Off. Therefore, the statement of operations for the five months ended December 31, 2004 only include revenue, costs and expenses for August and September 2004. Penn Octane’s customers other than PMI to which LPG is sold and delivered at locations other than the Brownsville or Matamoros terminal facilities will be retained by Penn Octane. Cost of sales is computed based on Penn Octane’s actual cost to acquire LPG, other direct costs related to PMI sales and the aforementioned formula that takes into consideration operating costs of both Penn Octane and the Company.
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
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
1.	Property, Plant and Equipment — Continued
In August 2001 Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121) “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. SFAS 144 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 2002 and 2003. For the year ended July 31, 2004 impairments recognized totaled $324,000 and are included in the consolidated statements of operations under asset impairment charge (see note D). No impairments were recognized during the five months ended December 31, 2004.
2.	Income Taxes
The Company has been included in Penn Octane’s United States consolidated income tax return for the three years ended July 31, 2004 and the five months ended December 31, 2004. As a result of existing net operating loss carryforwards, Penn Octane did not pay or accrue U.S. federal income taxes for those periods. U.S. federal income taxes are assumed to have been accrued by the Company as if the Company has been taxed as a separate corporate entity based on pre-tax accounting income or loss. Further, it is assumed that the Company would pay or receive the computed income tax expense or benefit to/from Penn Octane or the Mexican taxing authorities. Existing net operating loss carryforwards have not been allocated to the Company by Penn Octane.
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

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE C — INVENTORY
Inventory at July 31, 2003, 2004 and December 31, 2004 in the pipeline, terminals and rail cars are as follows:

	Gallons	Cost
July 31, 2003	440,771	$239,000
July 31, 2004	257,665	$195,000
December 31, 2004	—	$—
NOTE D — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following

			Five months
			ended
			December 31,
LPG:	July 31, 2003	July 31, 2004	2004
Brownsville Terminal Facility:
Building	$173,000	$173,000	$—
Terminal facilities	3,631,000	3,631,000	—
Tank Farm	374,000	374,000	—
Leasehold improvements	303,000	303,000	—
Capital construction in progress	96,000	—	—
Equipment	226,000	226,000	—
Truck	—	26,000	—

	4,803,000	4,733,000	—

US – Mexico Pipelines and Matamoros Terminal Facility:

	6,680,000	6,775,000	—
U.S. Pipelines and Rights of Way	993,000	993,000	—
Mexico Pipelines and Rights of Way	5,109,000	5,876,000	—
Matamoros Terminal Facility	1,027,000	—	—
Saltillo Terminal	856,000	856,000	—

Land	14,665,000	14,500,000	—

	19,468,000	19,233,000	—
Total LPG	(4,001,000)	(4,708,000)	—

Less: accumulated depreciation and amortization	$15,467,000	$14,525,000	$—

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
Depreciation and amortization expense of property, plant and equipment totaled $698,000, $760,000 and $707,000 for the years ended July 31, 2002, 2003 and 2004, respectively. Depreciation expense for the five months ended December 31, 2004 totaled $119,000.
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
SFAS 148 and 123 Disclosures
For purpose of the following disclosure, stock-based employee compensation has been computed based upon the allocation of employee salary and related costs to the Company referred to in note A. Had compensation cost related to the warrants granted to employees and allocated to the Company on that basis been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company’s pro forma net income (loss), and net income (loss) per common share would have been as follows:

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE E — STOCK-BASED COMPENSATION — Continued
SFAS 148 and 123 Disclosures — Continued

				Five months
				ended
	Years ended July 31,			December 31,
	2002	2003	2004	2004
Net income as reported	$2,494,000	$1,585,000	$1,183,000	$195,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(997,000)	(777,000)	(19,000)	—

Net income (loss) pro forma	$1,497,000	$808,000	$1,164,000	$195,000

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE F — COMMITMENTS AND CONTINGENCIES — Continued
Operating Lease Commitments — Continued
Rent expense was as follows for the years ended July 31,:

				Five months
				ended
	Years ended July 31,			December 31,
	2002	2003	2004	2004
Brownsville Lease and Other	$109,000	$97,000	$108,000	$18,000
Rent Expense	220,000	71,000	71,000	11,000

Total	$329,000	$168,000	$179,000	$29,000

The operating leases were assumed in the Spin-Off.
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
NOTE I — CONTRACTS
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
NOTE I — CONTRACTS — Continued
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
During the months of April 2004 through September 2004, the Company and PMI have entered into monthly agreements for the sale of LPG (Monthly 2004 Contracts) for volumes materially less than the volumes provided in the Contract.
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
NOTE I — CONTRACTS — Continued
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
In March 2000, Penn Octane and Koch entered into a three year supply agreement (Koch Supply Contract) whereby Koch has agreed to supply and Penn Octane has agreed to take, a monthly average of 8,200,000 gallons (Koch Supply) of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. In March 2003 Penn Octane extended the Koch Supply Contract for an additional year pursuant to the Koch Supply Contract which provides for automatic annual renewals unless terminated in writing by either party. During December 2003, Penn Octane and Koch entered into a new three year supply agreement. The terms of the new agreement were similar to the agreement previously in effect between the parties.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE I — CONTRACTS — Continued
For the year ending July 31, 2004, under the Koch Supply Contract, Koch has supplied an average of approximately 6,400,000 gallons of propane per month. The purchase price was indexed to variable posted prices. Prior to April 2002 Penn Octane paid additional charges associated with the construction of a new pipeline interconnection which allows deliveries of the Koch Supply into the ECCPL, which was paid through additional adjustments to the purchase price (totaling approximately $1,000,000).
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

SUMMARY COMPENSATION TABLE

			Annual Compensation			Long-Term Compensation
						Awards			Payouts
					All Other		Securities
					Annual	Restricted	Underlying			All Other
Name and Principal					Compen-	Stock	Options/		LTIP	Compensation
Position	Year		Salary ($)	Bonus ($)	sation ($)	Awards ($)	SARS (#)		Payouts ($)	($)
Jerome B. Richter,	2005	(2)	125,000	41,667	—	—	281,250	(11)	—	1,404,369	(9)
Chairman of the	2004	(3)	126,923	41,667	—	—	—		—	92,670	(1)
Board and Chief	2004	(4)	300,000	189,695	—	—	—		—	158,932	(1)
Executive Officer(6)	2003	(5)	300,000	208,832	—	—	—		—	54,733	(1)
Richard Shore, Jr.,	2005	(2)	184,154	—	—	—	—		—	—
President(7)	2004	(3)	152,308	—	—	—	763,737	(12)	—	297,857	(10)
	2004	(4)	360,000	—	—	—	—		—	—
	2003	(5)	78,462	—	—	—	—		—	—
Charles C. Handly,	2005	(2)	193,692	13,500	—	—	140,625	(13)	—	159,428	(10)
Chief Operating Officer	2004	(3)	76,154	—	—	—	—		—	—
and President(8)	2004	(4)	180,000	—	—	—	—		—	—
	2003	(5)	138,461	—	—	—	—		—	—
Ian T. Bothwell,	2005	(2)	179,769	12,000	—	—	140,625	(13)	—	159,428	(10)
Vice President, Treasurer,	2004	(3)	76,154	—	—	—	—		—	—
Assistant Secretary and	2004	(4)	180,000	—	—	—	—		—	—
Chief Financial Officer	2003	(5)	180,000	—	—	—	—		—	—
Jerry L. Lockett,	2005	(2)	141,685	10,000	—	—	140,625	(13)	—	159,428	(10)
Vice President and	2004	(3)	55,846	—	—	—	—		—	—
Secretary	2004	(4)	132,000	—	—	—	—		—	—
	2003	(5)	132,000	—	—	—	—		—	—

(1)	In connection with Mr. Richter’s employment contract, Penn Octane paid these amounts for life insurance premiums on behalf of Mr. Richter.

(2)	Amounts relate to the year ended December 31, 2005.

(3)	Amounts relate to the period August 1, 2004 through December 31, 2004.

(4)	Amounts relate to the year ended July 31, 2004.

(5)	Amounts relate to the year ended July 31, 2003.

(6)	Mr. Richter resigned as a director and officer of Penn Octane and the General Partner in May 2005.

(7)	Mr. Shore resigned as a director and officer of Penn Octane and the General Partner in June 2005.

(8)	Mr. Handly was appointed as President and Chief Executive Officer of Penn Octane and the General Partner in June 2005.

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

			Number Of Securities	Value Of Unexercised
			Underlying Unexercised	In-The-Money
	Number of Units		Warrants At	Warrants At
	Acquired Upon		December 31, 2005 (#)	December 31, 2005
	Exercise of	Value Realized	Exercisable/	Exercisable/
Name	Warrants (#)	Upon Exercise ($)	Unexercisable(2)	Unexercisable ($)(1)
Jerome B. Richter	0	0	31,250 / 0	0/0
Richard Shore, Jr.	0	0	97,415 / 0	0/0
Charles C. Handly	0	0	16,875 / 0	0/0
Ian T. Bothwell	0	0	15,625 / 0	0/0
Jerry L. Lockett	0	0	15,625 / 0	0/0

(1)	Based on a closing price of $5.50 per common unit on December 30, 2005.

(2)	Warrants received in the conversion of warrants at the Spin-Off and warrants issued in connection with the Rio Vista 2005 Equity Plan.

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

	Amount and Nature
	of Beneficial
	Ownership of	Percentage of
Name of Beneficial Owner	Common Units (1)	Common Units
Jerome B. Richter (2)	516,455	26.60
Swank Group LLC (3)	262,247	13.73
The Apogee Fund L.P., Paradigm Capital Corporation and Emmett M. Murphy (4)	145,687	7.60
Trellus Management Company, LLC (5)	104,548	5.47

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

	Amount and Nature
	of Beneficial
	Ownership of	Percentage of
Name of Beneficial Owner	Common Units (1)	Common Units
Jerome B. Richter (2)	516,455	26.60
Richard Shore, Jr. (3)	99,415	4.95
Charles C. Handly (4)	19,375	1.01
Jerry L. Lockett (5)	18,903	*
Ian T. Bothwell (6)	15,625	*
Murray J. Feiwell (7)	8,999	*
Richard R. Canney (8)	5,000	*
Douglas G. Manner (9)	5,000	*
All Managers and Executive Officers as a group (8 persons) (10)	688,772	32.76

*	Less than 1%

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

Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued	exercise price of	under equity
	upon exercise of	outstanding options,	compensation plans
	outstanding options,	warrants and rights	(excluding securities
Plan category	warrants and rights	(per unit)	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	383,290	$9.50	641,250

Total	383,290		641,250

(1)	Under the terms of the partnership agreement and applicable rules of the Nasdaq Market, no approval by the unitholders of Rio Vista was required.

Item 13.	Certain Relationships and Related Transactions.
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

			Penn Octane
	Rio Vista	Weighted	Warrants	Weighted
	Warrants	Average	Adjusted for	Average
	Issued at	Adjusted	Exercise Price	Adjusted
Insider Name	Spin-Off	Exercise Price	at Spin-Off	Exercise Price
Jerome B. Richter	63,750	$23.45	510,000	$1.71
Charles C. Handly	17,500	31.68	140,000	2.32
Ian T. Bothwell	38,750	31.42	310,000	2.30
Jerry L. Lockett	26,250	23.78	210,000	1.74
Stewart J. Paperin	18,750	21.94	150,000	1.60
Harvey L. Benenson	8,750	23.38	70,000	1.71
Emmett M. Murphy	6,250	16.01	50,000	1.17
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
Rio Vista has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended December 31, 2004 and 2005:

	2004	2005
Audit Fees	$70,000	$243,000
Audit — Related Fees (3)	$—	$37,000
Tax Fees (1)	$7,000	$71,000
All Other Fees (2)	$—	$8,000

(1)	Represents fees billed for tax compliance, tax advice and tax planning services.

(2)	Represents fees related to the Mexican subsidiaries.

(3)	Represents fees related to the LPG Asset Sale.
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
Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of July 31, 2003, 2004 and December 31, 2004
Consolidated Statements of Operations for the years ended July 31, 2002, 2003, 2004 and the five months ended December 31, 2004
Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2003, 2004 and the five months ended December 31, 2004
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

b.	Exhibits.

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.

2.1	Distribution Agreement dated September 16, 2004 by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and Subsidiaries. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.1	Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.2	First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P. dated September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.3	Certificate of Limited Partnership of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.4	First Amended and Restated Limited Partnership Agreement of Rio Vista Operating Partnership L.P. dated September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.5	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.6	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement dated as of September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.7	Certificate of Formation of Rio Vista Operating GP LLC filed July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.8	Limited Liability Company Agreement of Rio Vista Operating GP LLC dated July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.9	Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed September 17, 2003. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
3.10	Amendment to Certificate of Limited Partnership of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

Exhibit No.
3.11	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).
3.12	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).
4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2). (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.1	Contribution, Conveyance and Assumption Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.2	Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.3	Purchase Contract made and entered into effective as of October 1, 2004 by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.4*	Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004 )(SEC File No. 000-50394).
10.5*	Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.6*	Rio Vista Energy Partners L.P. Unit option Agreement dated July 10, 2003 granted to Shore Capital LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.7*	Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.8	Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004 )(SEC File No. 000-50394).
10.9	Conveyance Agreement effective September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

Exhibit No.
10.10	Amendment No. 1 to Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.11	Lease dated October 20, 1993 between Brownsville Navigation District of Cameron County, Texas and Registrant with respect to Penn Octane’s land lease rights, including related amendment to the Lease dated as of February 11, 1994 and Purchase Agreement. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.12	Lease Amendment dated May 7, 1997 between Registrant and Brownsville Navigation District of Cameron County, Texas. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.13	Assignment of Easements from Penn Octane to Rio Vista Operating Partnership L.P. dated September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.14	Assignment of lease No. “2823” dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.15	Assignment of lease No. “3165” dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.16	Assignment of lease No. “3154” dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.17	Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.18	Guaranty & Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.19	General Security Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.20	General Security Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

Exhibit No.
10.21	Form of Amendment to Promissory Note (the “Note”) of Penn Octane Corporation (the “Company”) due December 15, 2003, and related agreements and instruments dated January 13, 2004, between Penn Octane Corporation and the holders of the Notes. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.22*	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 12, 2005, SEC File No. 000-50394).
10.23	Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of June 4, 2005, by and between Rio Vista Energy Partners L.P. and P.M.I. Trading Limited (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).
10.24	Purchase and Sale Agreement dated as of August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).
10.25	Promissory note dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).
10.26	Security agreement dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).
10.27	Amended and Restated Consulting Agreement dated November 15, 2005 between Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).
10.28	Amendment No. 1 to Purchase and Sale Agreement between Rio Vista Operating Partnership L.P., Penn Octane International, LLC and TransMontaigne Product Services Inc., dated January 26, 2006 (incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on April 6, 2006, SEC File No. 000-50394).
14.1	Code of Conduct of the Registrant. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 12, 2005, SEC File No. 000-50394).

The following Exhibits are filed as part of this report:

21	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	indicates management contract or compensatory plan or arrangement.
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

RIO VISTA ENERGY PARTNERS L.P. By: RIO VISTA GP LLC, GENERAL PARTNER
February 1, 2007	By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Acting President, Acting Chief Executive Officer, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description
21	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002