Form 10-K/A
period 2005-12-31
RIO VISTA ENERGY PARTNERS LP
filed 2007-04-09
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
AMENDMENT NO. 3
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
The following selected consolidated financial data for each of the four years in the period ended July 31, 2004 and the period August 1, 2004 to September 30, 2004 have been derived from the financial statements of Penn Octane Corporation’s Owned Pipeline and Terminal Operations — a Division of Penn Octane Corporation, the predecessor of Rio Vista. The following selected consolidated financial data for the period October 1, 2004 (the date Rio Vista’s operations commenced) to December 31, 2004 and the year ended December 31, 2005, have been derived from the consolidated financial statements of Rio Vista. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Rio Vista and related notes included elsewhere herein. All information is in thousands, except per-unit data.

	Penn Octane Corporation's Owned Pipeline and Terminal Operations —				Rio Vista
	A Division of Penn Octane Corporation
					Two months	Three months
	Year ended	Year ended	Year ended	Year ended	ended	ended	Year ended
	July 31,	July 31,	July 31,	July 31,	September 30,	December 31,	December 31,
	2001 (b)	2002 (b)	2003 (b)	2004 (b)	2004 (b)	2004 (a)	2005
Revenues	$112,011	$110,777	$132,843	$141,883	$22,152	$35,181	$120,892
Income (loss) from continuing operations	(64)	2,494	1,585	1,183	195	(63)	(2,161)
Net income (loss)	(64)	2,494	1,585	1,183	195	(63)	(2,161)
Income (loss) from continuing operations per common unit (b)	n/a	n/a	n/a	n/a	n/a	(0.03)	(1.11)
Net income (loss) per common unit (b)	n/a	n/a	n/a	n/a	n/a	(0.03)	(1.11)
Total assets	20,929	21,446	22,704	24,218	23,966	24,244	26,535
Long-term obligations	—	—	—	—	—	—	—

a)	Rio Vista did not commence operations until October 1, 2004.

b)	The common units of Rio Vista were issued in connection with the Spin-Off effective October 1, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

	Penn Octane		Penn Octane	Rio Vista
	Period		Period	Period
	October 1,	Penn Octane	August 1,	October 1,	Rio Vista
	2003 through	Year Ended	2004 through	2004 through	Year Ended
	December 31,	July 31,	September 30,	December 31,	December 31,
	2003	2004	2004	2004	2005
Volume Sold LPG (millions of gallons) — PMI	56.7	197.9	24.2	37.3	119.3
Average sales price LPG (per gallon) — PMI	$0.67	$0.72	$0.92	$0.94	$1.01

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
The following discussion is derived from the consolidated financial statements of Penn Octane Corporation’s Owned Pipeline and Terminal Operations — a Division of Penn Octane Corporation.
LPG Sales
During the years ended July 31, 2002, 2003 and 2004, 100% of the Company’s revenues were from sales of LPG to PMI, its primary customer. The following table shows the volume sold in gallons and average sales price for the years ended July 31, 2002, 2003 and 2004 and two months ended September 30, 2004.

				Two Months
				ended
				September 30,
	2002	2003	2004	2004(a)
Volume Sold LPG (millions of gallons) — PMI	243.5	211.1	197.9	24.2
Average sales price LPG (per gallon) — PMI	$0.46	$0.63	$0.72	$0.92

(a)	No operations subsequent to September 30, 2004, the date of Spin-Off.
Two months ended September 30, 2004 compared with the two months ended September 30, 2003
The results of operations for the two months ended September 30, 2003 are not presented herein. Accordingly no comparison of Penn Octane Corporation’s Owned Pipeline and Terminal Operations — a Division of Penn Octane Corporation for the two months ending September 30, 2004 and September 30, 2003 has been presented.
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

	For the period
	from Inception,	For the year	For the year
	July 10, 2003, to	ended	ended
	December 31, 2003	December 31, 2004	December 31, 2005
Net cash provided by operating activities	$1	$4,003	$(2,388)
Net cash used in investing activities	—	(16)	—
Net cash provided by (used in) in financing activities	1	(3,976)	2,401

Net increase in cash	$2	$11	$13

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

Item 8.	Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE NO.

Rio Vista Energy Partners L.P.

Report of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets as of December 31, 2004 and 2005	49

Consolidated Statements of Operations for the period from inception, July 10, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	51

Consolidated Statements of Partners’ Capital for the period from inception, July 10, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	52

Consolidated Statements of Cash flows for the period from inception, July 10, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005	53

Notes to Consolidated Financial Statements	54

Penn Octane Corporation’s Owned Pipeline and Terminal Operations — a Division of Penn Octane Corporation

Report of Independent Registered Public Accounting Firm	82

Consolidated Balance Sheets as of July 31, 2003, 2004 and September 30, 2004	83

Consolidated Statements of Operations for the years ended July 31, 2002, 2003, 2004 and the two months ended September 30, 2004	84

Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2003, 2004 and the two months ended September 30, 2004	85

Notes to Consolidated Financial Statements	86

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
Rio Vista Energy Partners L.P. and Subsidiaries
PRO FORMA CONSOLIDATED BALANCE SHEET
(Unaudited)

	As Reported			Pro Forma
	December 31,	Pro Forma		December 31,
	2005	Adjustments		2005
ASSETS
Current Assets
Cash	$26,000	$17,400,000	(1)	$15,822,000
		(1,326,000	)(1)
		(278,000	)(1)
Restricted cash	1,907,000			1,907,000
Trade accounts receivable	10,926,000			10,926,000
Inventories	262,000	(262,000	)(1)	—
Prepaid expenses and other current assets	5,000			5,000

Total current assets	13,126,000	15,534,000		28,660,000
Property, plant and equipment — net	13,394,000	(13,394,000	)(1)	—
Other non-current assets	15,000	—		15,000

Total assets	$26,535,000	$2,140,000		$28,675,000

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Note Payable	$1,300,000	$(1,300,000	)(1)	$—
Due to Penn Octane Corporation, net	11,582,000	345,000	(4)	11,927,000
Mexican taxes payable	22,000	—		22,000
Accounts payable	670,000	—		670,000
Accrued liabilities	762,000	(278,000	)(1)	616,000
		(26,000	)(1)
		158,000	(3)

Total current liabilities	14,336,000	(1,101,000)		13,235,000
Partners’ Capital	12,199,000	3,744,000	(1)	15,440,000
		(158,000	)(3)
		(345,000	)(4)

Total partners’ capital	12,199,000	3,241,000		15,440,000

Total liabilities and partners’ capital	$26,535,000	$2,140,000		$28,675,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — PURCHASE AND SALE AGREEMENT — Continued
Rio Vista Energy Partners L.P. and Subsidiaries
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	As Reported			Pro Forma
	December 31,	Pro Forma		December 31,
	2005	Adjustments		2005
Revenues	$120,892,000	$(120,892,000	)(2)	$—
Cost of Goods Sold	118,338,000	(118,338,000	)(2)	—

Gross Profit	2,554,000	(2,554,000)		—
Selling, general and administrative expenses
Legal and professional fees	1,360,000	(456,000	)(2)	904,000
Salaries and payroll related expenses	1,153,000	(120,000	)(2)	1,033,000
Other	1,430,000	(245,000	)(2)	1,185,000

	3,943,000	(821,000)		3,122,000

Operating income (loss)	(1,389,000)	(1,733,000)		(3,122,000)
Other income (expense)
Interest and LPG financing expense	(737,000)	737,000	(2)	—
Gain on LPG Asset Sale	—	3,744,000	(1)	3,241,000
		(158,000	)(3)
		(345,000	)(4)

Income (loss) before taxes	(2,126,000)	2,245,000		119,000
Provision for Mexican income taxes	(35,000)	35,000	(2)	—

Net income (loss)	$(2,161,000)	$2,280,000		$119,000

Net income (loss) allocable to the partners	$(2,161,000)	$2,280,000		$119,000
Less general partner’s interest in net income (loss)	(43,000)	46,000		3,000

Net income (loss) allocable to the common units	$(2,118,000)	$2,234,000		$116,000

Net income (loss) per common unit	$(1.11)			$0.06

Net income (loss) per common unit assuming dilution	$(1.11)			$0.06

Weighted average common units outstanding	1,910,656			1,910,656

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
At December 31, 2005, the approximate amount of net operating loss carryforwards and expiration dates for Mexican income tax purposes were as follows:

Tax Loss
Year ending December 31,	Carryforward
2012	$41,000

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
SFAS 148 and 123 Disclosures -- Continued
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Penn Octane Corporation
We have audited the accompanying consolidated balance sheets of Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation as described in note A (Company), as of July 31, 2003, 2004 and September 30, 2004, and the related consolidated statements of operations and cash flows for each of the three years in the period ended July 31, 2004 and the two months ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2003 and 2004 and September 30, 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2004 and the two months ended September 30, 2004 in conformity with United States generally accepted accounting principles.
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
February 13, 2006

Penn Octane Corporation’s Owned Pipeline and Terminal Operations -
A Division of Penn Octane Corporation
CONSOLIDATED BALANCE SHEETS
ASSETS

	July 31,	July 31,	September 30,
	2003	2004	2004
Current Assets
Restricted cash	$3,405,000	$3,778,000	$1,988,000
Trade accounts receivable	3,593,000	5,720,000	7,387,000
Inventories	239,000	195,000	195,000

Total current assets	7,237,000	9,693,000	9,570,000
Property, plant and equipment — net	15,467,000	14,525,000	14,406,000

Total assets	$22,704,000	$24,218,000	$23,976,000

LIABILITIES AND PARENT’S EQUITY IN DIVISION

Current Liabilities
Income taxes payable	816,000	695,000	101,000

Total current liabilities	816,000	695,000	101,000
Parent’s equity in division	21,888,000	23,523,000	23,875,000

Total liabilities and parent’s equity in division	$22,704,000	$24,218,000	$23,976,000

The accompanying notes are an integral part of these statements.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations -
A Division of Penn Octane Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31,
				Two months
				ended
				September 30,
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

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended July 31,
				Two months
				ended
	2002	2003	2004	September 30, 2004
Cash flows from operating activities:
Net income (loss)	$2,494,000	$1,585,000	$1,183,000	$195,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	698,000	760,000	707,000	119,000
Gain on sale of equipment	—	(232,000)	—	—
Asset Impairment Charges	—	—	324,000	—
Assets used for repairs and maintenance	—	—	32,000	—
Changes in current assets and liabilities:
Trade accounts receivable	(1,783,000)	1,693,000	(2,127,000)	(1,667,000)
Inventories	8,000	75,000	44,000	—
Obligation to deliver LPG	(11,495,000)	—	—	—
Income taxes payable	1,317,000	(468,000)	(121,000)	(594,000)

Net cash provided by (used in) operating activities	(8,761,000)	3,413,000	42,000	(1,947,000)
Cash flows from investing activities:
Capital expenditures	(622,000)	(456,000)	(121,000)	—
Proceeds from sale of property, plant and equipment	72,000	276,000	—	—

Net cash used in investing activities	(550,000)	(180,000)	(121,000)	—
Cash flows from financing activities:
(Increase) decrease in restricted cash	942,000	(3,375,000)	(373,000)	1,790,000
Parent’s equity in division — net	8,369,000	142,000	452,000	157,000

Net cash provided by (used in) financing activities	9,311,000	(3,233,000)	79,000	1,947,000

Net increase (decrease) in cash	—	—	—	—
Cash at beginning of period	—	—	—	—

Cash at end of period	$—	$—	$—	$—

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
The accompanying consolidated financial statements have been carved out from the historical consolidated financial statements of Penn Octane. Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation (Company) has been treated as if it was a division of Penn Octane for the periods presented and includes the assets and operations included in the Spin-Off. The balance sheet of the Company presented at September 30, 2004 reflects amounts immediately prior to the Spin-Off.
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
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
1.	Property, Plant and Equipment — Continued
In August 2001 Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121) “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. SFAS 144 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 2002 and 2003. For the year ended July 31, 2004 impairments recognized totaled $324,000 and are included in the consolidated statements of operations under asset impairment charge (see note D). No impairments were recognized during the two months ended September 30, 2004.
2.	Income Taxes
The Company has been included in Penn Octane’s United States consolidated income tax return for the three years ended July 31, 2004 and the two months ended September 30, 2004. As a result of existing net operating loss carryforwards, Penn Octane did not pay or accrue U.S. federal income taxes for those periods. U.S. federal income taxes are assumed to have been accrued by the Company as if the Company has been taxed as a separate corporate entity based on pre-tax accounting income or loss. Further, it is assumed that the Company would pay or receive the computed income tax expense or benefit to/from Penn Octane or the Mexican taxing authorities. Existing net operating loss carryforwards have not been allocated to the Company by Penn Octane.
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

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE C — INVENTORY
Inventory at July 31, 2003, 2004 and September 30, 2004 (immediately prior to the Spin-Off — see note A) in the pipeline, terminals and rail cars are as follows:

	Gallons	Cost
July 31, 2003	441,000	$239,000
July 31, 2004	258,000	$195,000
September 30, 2004	239,000	$195,000
NOTE D — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following

	July 31,	July 31,	September 30,
	2003	2004	2004 (a)
LPG:
Brownsville Terminal Facility:
Building	$173,000	$173,000	$173,000
Terminal facilities	3,631,000	3,631,000	3,631,000
Tank Farm	374,000	374,000	374,000
Leasehold improvements	303,000	303,000	303,000
Capital construction in progress	96,000	—	—
Equipment	226,000	226,000	226,000
Truck	—	26,000	26,000

	4,803,000	4,733,000	4,733,000

US — Mexico Pipelines and Matamoros Terminal Facility:
U.S. Pipelines and Rights of Way	6,680,000	6,775,000	6,775,000
Mexico Pipelines and Rights of Way	993,000	993,000	993,000
Matamoros Terminal Facility	5,109,000	5,876,000	5,876,000
Saltillo Terminal	1,027,000	—	—
Land	856,000	856,000	856,000

	14,665,000	14,500,000	14,500,000

Total LPG	19,468,000	19,233,000	19,233,000
Less: accumulated depreciation and amortization	(4,001,000)	(4,708,000)	(4,827,000)

	$15,467,000	$14,525,000	$14,406,000

(a)	Amounts reflects balances immediately prior to the Spin-Off — see Note A.

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
Depreciation and amortization expense of property, plant and equipment totaled $698,000, $760,000 and $707,000 for the years ended July 31, 2002, 2003 and 2004, respectively. Depreciation expense for the two months ended September 30,, 2004 totaled $119,000.
Property, plant and equipment, net of accumulated depreciation, includes $6,427,000, $5,870,000 and $5,820,000 of costs, located in Mexico at July 31, 2003, July 31, 2004 and September 30, 2004 (immediately prior to the Spin-Off — see Note A), respectively.

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

	Years ended July 31,
				Two months
				ended
				September 30,
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

	Years ended July 31,
				Two months
				ended
				September 30,
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

			Number Of Securities	Value Of Unexercised
			Underlying Unexercised	In-The-Money
	Number of Units		Warrants At	Warrants At
	Acquired Upon	Value Realized	December 31, 2005 (#)	December 31, 2005
	Exercise of Warrants	Upon Exercise	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable(2)	Unexercisable ($)(1)
Jerome B. Richter	0	0	31,250/0	0/0
Richard Shore, Jr.	0	0	97,415/0	0/0
Charles C. Handly	0	0	16,875/0	0/0
Ian T. Bothwell	0	0	15,625/0	0/0
Jerry L. Lockett	0	0	15,625/0	0/0

(1)	Based on a closing price of $5.50 per common unit on December 30, 2005.

(2)	Warrants received in the conversion of warrants at the Spin-Off and warrants issued in connection with the Rio Vista 2005 Equity Plan.

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

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding options,	plans
	of outstanding options,	warrants and rights	(excluding securities
	warrants and rights	(per unit)	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	383,290	$9.50	641,250

Total	383,290		641,250

(1)	Under the terms of the partnership agreement and applicable rules of the Nasdaq Market, no approval by the unitholders of Rio Vista was required.

Item 13.	Certain Relationships and Related Transactions.
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

			Penn Octane
	Rio Vista	Weighted Average	Warrants Adjusted	Weighted Average
	Warrants Issued	Adjusted Exercise	for Exercise Price	Adjusted Exercise
Insider Name	at Spin-Off	Price	at Spin-Off	Price
Jerome B. Richter	63,750	$23.45	510,000	$1.71
Charles C. Handly	17,500	31.68	140,000	2.32
Ian T. Bothwell	38,750	31.42	310,000	2.30
Jerry L. Lockett	26,250	23.78	210,000	1.74
Stewart J. Paperin	18,750	21.94	150,000	1.60
Harvey L. Benenson	8,750	23.38	70,000	1.71
Emmett M. Murphy	6,250	16.01	50,000	1.17
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
Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of July 31, 2003, 2004 and September 30, 2004
Consolidated Statements of Operations for the years ended July 31, 2002, 2003, 2004 and the two months ended September 30, 2004
Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2003, 2004 and the two months ended September 30, 2004
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

10.4	*
Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004 )(SEC File No. 000-50394).

10.5	*
Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.6	*
Rio Vista Energy Partners L.P. Unit option Agreement dated July 10, 2003 granted to Shore Capital LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.7	*
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

10.22	*
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

RIO VISTA ENERGY PARTNERS L.P. By: RIO VISTA GP LLC, GENERAL PARTNER

April 9, 2007	By:	/s/ Ian T. Bothwell

Ian T. Bothwell
Acting President, Acting Chief Executive Officer, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Regstrant

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002