Form 10-K
period 2006-12-31
RIO VISTA ENERGY PARTNERS LP
filed 2007-04-17
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☐ No ☑
The aggregate market value of the voting units held by non-affiliates of the Registrant was $15,574,619 as of March 15, 2007. The last reported sale price of the Registrant’s Common Units as reported on the Nasdaq National Market on March 15, 2007 was $8.19 per common unit.
The number of Common Units outstanding on March 15, 2007 was 1,910,656.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, Rio Vista has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, operations, demand, potential acquisitions, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US – Mexico Pipelines, the Brownsville and Matamoros Terminal Facilities, other upgrades to Rio Vista’s facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, guarantees, cash distributions, Qualified Income, Penn Octane, the Spin-Off, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as those discussed elsewhere in this Report on Form 10-K. These factors may not include all material risks facing Rio Vista.
Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.
Item 1. Business.
Introduction
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement with the other owners of the General Partner. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.
Prior to the sale of a portion of Rio Vista’s LPG related assets and all of Penn Octane’s liquefied petroleum gas (LPG) related assets to TransMontaigne Product Services Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale) discussed below, Rio Vista was principally engaged in the purchase, transportation and sale of LPG. Subsequent to the Restated LPG Asset Sale, Rio Vista continues to own and operate a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US – Mexico Pipelines) which connects the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to a LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.

Subsequent to the Spin-Off, and through the date of the Restated LPG Asset Sale, Rio Vista sold LPG directly to P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. Rio Vista purchased LPG from Penn Octane under a long-term supply agreement. The purchase price to Rio Vista of the LPG sold from Penn Octane was determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that took into consideration operating costs of Penn Octane and Rio Vista. Prior to the Restated LPG Asset Sale, Rio Vista’s primary customer for LPG was PMI. PMI sells the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributes the LPG into the northeastern region of Mexico. Subsequent to the Restated LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
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
Rio Vista does not anticipate that its existing business, the LPG Transportation Business (see below), will generate sufficient cash flow to increase unitholder value. Therefore, the General Partner of Rio Vista intends to use a portion of its available cash and credit to make strategic acquisitions. There can be no assurance, however, that Rio Vista will be able to complete such acquisitions or that, if completed, such acquisitions will increase unitholder value. See “Risk Factors” below.
Rio Vista’s principal executive offices are located at 820 Gessner Road, Suite 1285, Houston, Texas 77024, and its telephone number is (713) 467-8235.
Sale of LPG Assets/Discontinued Operations and Commencement of LPG Transportation Agreement
On August 22, 2006, Rio Vista completed the sale and assignment to TransMontaigne of certain LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located, (collectively, the Brownsville Terminal Assets) and assignment of the 2006 PMI agreement (Brownsville Terminal Assets and the 2006 PMI agreement collectively, the Rio Vista Sold Assets) pursuant to an amended and restated purchase and sale agreement (Rio Vista Restated PSA). The Rio Vista Restated PSA replaced the previous purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005. Rio Vista retained its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the Retained Assets). The purchase price for the Rio Vista Sold Assets was $8,300,000 less closing adjustments of $351,173 and escrow cleaning costs of $500,000 (see paragraph below).

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
The Rio Vista Restated PSA required Rio Vista to escrow $500,000 for disposal and cleaning costs of the refined products tank farm (Escrow Cleaning Costs) and the TransMontaigne Note (see note F to the consolidated financial statements) was amended whereby Rio Vista was required to pay $300,000 of principal at closing and will be required to pay the remaining outstanding principal balance on August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. Rio Vista currently estimates that the amount, if any, of the Escrow Cleaning Costs that maybe returned by TransMontaigne, will be immaterial.
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The existing PMI agreement between TransMontaigne and PMI expired on March 31, 2007. Rio Vista is currently not aware of any renewal or extension of the existing PMI agreement. Rio Vista receives a fee for all LPG product transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. Any changes in future contracts between PMI and TransMontaigne for the sale of LPG will have an impact on the fees which Rio Vista will receive pursuant to the LPG Transportation Agreement. Rio Vista is also exploring potential opportunities which would increase the value of the Retained Assets.
In connection with Mr. Jerome B. Richter’s consulting agreement (see note J to the consolidated financial statements), Penn Octane and Rio Vista paid Mr. Richter $193,000 and $138,000, respectively, for fees due on the sale of the Penn Octane Sold Assets and Rio Vista Sold Assets.
The sale of the Rio Vista Sold Assets constituted a disposal of a business in accordance with FAS 144. Accordingly, the financials statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets, consisting of depreciation expense and the expenses related to the US–Mexico Pipelines and Matamoros Terminal Facility have been included in costs of goods sold since these costs will continue to be incurred in connection with the LPG Transportation Agreement.

The components comprising net current assets from discontinued operations at December 31, 2005 and December 31, 2006 were as follows:

	December 31,	December 31,
	2005	2006
Brownsville Terminal Facility:
Building	$173,000	$—
Terminal facilities	3,631,000	—
Tank Farm	374,000	$—
Leasehold improvements	319,000	—
Equipment	226,000	—
Truck	26,000	—
Static inventory	168,000	—

	4,917,000	—
Less: Accumulated depreciation(a)	(2,935,000)	—

	1,982,000	—
Inventories	262,000	—

Net current assets from discontinued operations	$2,244,000	$—

(a)
LPG terminal, building and leasehold improvements were depreciated over 8 to 19 years. Brownsville Terminal related assets were depreciated over their estimated useful lives not to exceed the term of the Pipeline Lease.

For interest expense allocated to discontinued operations see note J to the consolidated financial statements.
Revenues reported in discontinued operations in the accompanying consolidated statement of operations for each of the three years in the period ended December 31, 2006 were $35.2 million, $120.9 million, and $71.5 million, respectively.
In addition to the above net current assets and liabilities from discontinued operations, the following were also transferred to TransMontaigne in connection with the Restated LPG Asset Sale:
Leases Assigned
1. BROWNSVILLE TERMINAL LAND LEASE. The operating lease for the land on which the Brownsville Terminal Facility is located expires on November 30, 2006. Rio Vista has an option to renew for five additional five year terms. The annual rental amount is approximately $75,000.
2. BROWNSVILLE TANK FARM LAND LEASE. Rio Vista leases the land on which its Tank Farm is located. The lease amount is approximately $27,000 annually. The lease expires on November 30, 2006. Rio Vista had an option to renew for five additional five year terms.
Rent expense included in discontinued operations was $25,000, $102,000 and $66,000 for each of the three years in the period ended December 31, 2006, respectively.
2006 PMI Agreement
PMI and Rio Vista operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (PMI Agreement).
On March 31, 2006, the 2005 PMI Agreement expired. During the month of April, 2006 Rio Vista sold LPG to PMI under a monthly contract which provided for volumes of approximately 6,000,000 gallons at prices similar to the 2005 PMI Agreement. During April 2006, PMI purchased approximately 6,000,000 gallons.

On April 28, 2006, Rio Vista received electronic confirmation (PMI Confirmation) from PMI of the terms of a new purchase and sale agreement for LPG for the period May 1, 2006 through March 31, 2007.
The PMI Confirmation was subject to execution of a definitive written agreement between Rio Vista and PMI. The agreement (2006 PMI Agreement) was executed during July 2006 with the terms specified in the PMI Confirmation. The 2006 PMI Agreement provided that PMI did not have a financial obligation with respect to any short falls if volumes actually purchased are less than minimum volumes contained in the 2006 PMI Agreement.
The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from Rio Vista pursuant to the 2005 PMI Agreement, the April 2006 monthly contracts and the 2006 PMI Agreement and the actual volumes purchased by PMI for the months January 2006 through March 2007.

		Actual Volumes
Month	Minimum Contract Volumes	Sold/Transported
	(gallons)	(gallons)
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435
April 2006	6,000,000	6,035,733
May 2006	4,500,000	5,733,193
June 2006	4,500,000	7,130,666
July 2006	4,500,000	4,937,441
August 2006	4,500,000	5,408,563
September 2006	4,500,000	6,402,253
October 2006	8,100,000	8,908,931
November 2006	8,100,000	9,906,874
December 2006	9,000,000	10,448,614
January 2007	9,000,000	10,362,590
February 2007	8,100,000	8,590,460
March 2007	8,100,000	8,772,010
For the period January 1, 2006 through August 21, 2006, Rio Vista sold LPG to PMI. Beginning on August 22, 2006, Rio Vista transported LPG pursuant to the LPG Transportation Agreement. The gallons transported by Rio Vista for the period August 22, 2006 to August 31, 2006 totaled 1,384,581 gallons.
LPG Supply Agreement with Penn Octane
Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista had agreed to purchase all of its LPG requirements for sales which utilized the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane was able to supply such LPG requirements. The LPG Supply Agreement further provided that Rio Vista had no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane ceased to have the right to access the Leased Pipeline.

Under the LPG Supply Agreement, Penn Octane supplied all of Rio Vista’s LPG requirements in connection with its LPG sales obligations to PMI. The purchases of the LPG were at fluctuating prices and were determined based on the cost of LPG under Penn Octane’s agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that took into consideration operating costs of Penn Octane and Rio Vista. Rio Vista expected the aggregate costs per gallon to purchase LPG (less any applicable adjustments) to be below the aggregate sales prices per gallon of LPG sold to PMI.
The LPG Supply Agreement was to terminate on the earlier to occur of:
•	Penn Octane ceased to have the right to access the Leased Pipeline that connected to Rio Vista’s Brownsville Terminal Facility; or

•	Rio Vista ceased to sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.
As a result of the Restated LPG Asset Sale, the LPG Supply Agreement was terminated.
Potential Factors Affecting Future Demand For The Retained Assets:
Recent Trends. PMI has historically used the Matamoros Terminal Facility to load LPG by truck for product destined for the northeastern part of Mexico. Since April 2004 through the date of the Restated LPG Asset Sale, PMI contracted with either Penn Octane or Rio Vista (subsequent to the Spin-Off) for LPG volumes which are significantly lower than amounts purchased by PMI in similar periods during previous years. The contract between TransMontaigne and PMI also provides for minimum volumes lower than historical amounts. The contract between TransMontaigne and PMI which expired on March 31, 2007, provided for minimum volumes lower than historical amounts. Rio Vista believes that the reduction of volume commitments by PMI is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in the near future. Rio Vista is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.
During June 2004, Valero L.P. (Valero) began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation’s Corpus Christi, Texas and Three Rivers, Texas refineries. Valero originally contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. During July 2005, Valero announced that it had entered into a new agreement with PMI which provides for double the amount of LPG previously contracted for with PMI.
During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to Rio Vista’s strategic zone. Rio Vista is not aware of any future plans for these facilities.
During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX’s Cadereyta Refinery in Monterrey, Mexico to terminal facilities operated by TransMontaigne, Inc., in Brownsville, Texas. The pipeline crosses the U.S.-Mexico border near the proximity of Rio Vista’s pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has agreed that it will not transport LPG through October 15, 2017.

Dependence on TransMontaigne. The ability of Rio Vista to transport LPG using the Retained Assets is dependent on TransMontaigne, including TransMontaigne’s future contracts with PMI, and its ability to bring supplies of LPG into the Retained Assets. Currently, Rio Vista believes that TransMontaigne’s options to obtain and deliver significant additional gallons of LPG in excess of the maximum gallons committed under the Exxon Supply Agreement depends on TransMontaigne’s ability to bring shipments of LPG into the port of Brownsville via barges or ships to be delivered to its Brownsville terminal, railcar deliveries of LPG to its Brownsville Terminal and/or access to new pipelines which are capable of transporting LPG from other LPG suppliers into the Seadrift pipeline.
Liquefied Petroleum Gas Overview. The primary market for LPG sold by Rio Vista prior to the Restated LPG Asset Sale and transported for TransMontaigne subsequent to the Restated LPG Asset Sale is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Mexico is one of the largest markets for LPG consumption in the world. LPG is the most widely used domestic fuel in Mexico and is a primary energy source for Mexican households. The future need for LPG imports into Mexico is expected to continue for the following reasons: (i) Mexico’s domestic consumption of LPG exceeds current domestic production capacity, and such shortfall is expected to continue, (ii) there are limited sources of competitive LPG supply for importation into Mexico which is destined for consumption in northeastern Mexico, (iii) the Mexican government’s plans to deregulate the LPG industry could generate additional demand for LPG supplies from distributors in northeastern Mexico, (iv) the expanding use of propane as an automotive fuel may increase the demand for LPG, and (v) the location of Mexico’s major domestic LPG production, which is in the southeastern region of Mexico, combined with the lack of pipeline infrastructure within Mexico from those production centers, result in higher distribution costs to transport the LPG to areas where consumption is heaviest including the central, northern and Pacific coast regions of Mexico.
The US – Mexico Pipelines and Matamoros Terminal Facility. On July 26, 1999, Penn Octane was granted a permit by the United States Department of State authorizing Penn Octane to construct, maintain and operate two pipelines (US Pipelines) crossing the international boundary line between the United States and Mexico (from the Brownsville Terminal Facility near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products consisting of motor gasoline and diesel fuel (Refined Products). Penn Octane has requested from the U.S. State Department that this permit be transferred to Rio Vista in connection with the Spin-Off.
On July 2, 1998, Penn Octane de Mexico, S. de R.L. de C.V., formerly Penn Octane de Mexico, S.A. de C.V. (PennMex) (see Mexican Operations), received a permit from the Comision Reguladora de Energia (Mexican Energy Commission) to build and operate one pipeline to transport LPG (Mexican Pipeline) (collectively, the US Pipelines and the Mexican Pipeline are referred to as the US – Mexico Pipelines) from El Sabino (at the point north of the Rio Bravo) to the Matamoros Terminal Facility.
Rio Vista’s Mexican subsidiaries, PennMex, Termatsal, S. de R.L. de C.V, formerly Termatsal, S.A. de C.V. (Termatsal) and Rio Vista’s consolidated Mexican affiliate Tergas, S. de R.L. de C.V. formerly Tergas, S.A. de C.V. (Tergas), own all of the assets related to the Mexican portion of the US — Mexico Pipelines and Matamoros Terminal Facility. Tergas has been granted the permit to operate the Matamoros Terminal Facility (see Mexican Operations).
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
The Matamoros Terminal Facility. Rio Vista’s Matamoros Terminal Facility occupies approximately 35 acres of land located approximately seven miles from the United States-Mexico border and is linked to the Brownsville Terminal Facility via the US — Mexico Pipelines. The Matamoros Terminal Facility is located in an industrial zone west of the city of Matamoros, and Rio Vista believes that it is strategically positioned to be a centralized distribution center of LPG for the northeastern region of Mexico. Total rated storage capacity of the Matamoros Terminal Facility is approximately 270,000 gallons of LPG. The Matamoros Terminal Facility includes three storage tanks and ten specification product truck loading racks for LPG product. The truck loading racks are linked to a computer-controlled loading and remote accounting system. The Matamoros Terminal Facility receives its LPG supply directly from the US – Mexico Pipelines which connect to the Sold Assets.

Other. Penn Octane intends to upgrade its computer and information systems at a total estimated cost of approximately $350,000 expected to be completed during the second quarter of 2007. A portion of those costs are expected to be allocable to Rio Vista.
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
Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Artículo 27 Constitutional en el Ramo del Petróleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (Regulatory Law)), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Orgánica del Petróleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petróleos Mexicanos and Subsidiary Entities (Organic Law)). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico’s petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.
Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market (Deregulation). In June 1999, Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it may have on Rio Vista as a result of, among other things, its LPG Transportation Agreement with TransMontaigne.
Competition. LPG production within Mexico could impact the quantity of LPG imported into Mexico (see Recent Trends above) which could impact the quantities of LPG transported pursuant to the LPG Transportation Agreement. Pipelines generally provide a relatively low-cost alternative for the transportation of petroleum products.
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

Intercompany Agreement
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
General Partner Options
The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore Jr., former president of Penn Octane and former chief executive officer of Rio Vista, and by Mr. Jerome B. Richter former Chief Executive Officer of Penn Octane and Chairman of Rio Vista, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading is also a party to the voting agreement with Penn Octane.
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provides Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading. Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option is $1,300,000, for a total purchase price of $1,400,000, if Penn Octane exercises the Purchase Option between July 1 and July 31, 2007. If Penn Octane exercises the Purchase Option before July 1, 2007, the exercise price is $1,700,000, for a total purchase price of $1,800,000. The Purchase Option expires if it is not exercised on or before July 31, 2007.
The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.

Rio Vista’s Guarantees
Debt Guarantee. Rio Vista is liable as guarantor on the RZB Credit Facility and will continue to pledge certain of its assets as collateral in connection with the RZB Credit Facility. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.
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
Employees
Rio Vista has no U.S. employees. At December 31, 2006, Rio Vista’s Mexican subsidiaries and consolidated Mexican affiliate had 15 employees, including one in sales, five in administration and nine in production. The business of Rio Vista is managed by the General Partner. Penn Octane employs all persons, other than Rio Vista’s Mexican employees, including executive officers, necessary for the operation of Rio Vista’s business.
Rio Vista and Penn Octane have not experienced any work stoppages and consider relations with their employees to be satisfactory.
Financial Information About Geographic Areas
See note E to the consolidated financial statements for discussion of financial information about geographic areas.

Item 1A. Risk Factors
Business Factors. Beginning with the Restated LPG Asset Sale, Rio Vista is solely dependent on the LPG Transportation Business and income on invested cash assets, if any, to provide revenues. Rio Vista can only transport LPG on behalf of TransMontaigne using the Retained Assets. TransMontaigne may not transport LPG volumes utilizing the Retained Assets in volumes that are profitable and/or sufficient for Rio Vista to make future distributions to its unitholders. Rio Vista may be unable to successfully develop additional sources of revenue in order to reduce its dependence on TransMontaigne. All of Rio Vista’s assets are pledged as collateral for existing debt of Penn Octane, and Rio Vista therefore may be unable to obtain additional financing collateralized by such assets. If Rio Vista cannot develop sufficient capital resources for acquisitions or opportunities for expansion, Rio Vista’s growth will be limited. Future acquisitions and expansions may not be successful, may substantially increase Rio Vista’s indebtedness and contingent liabilities, and may create integration difficulties. Rio Vista’s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted.
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
Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of industrial and individual consumers. A key component of Rio Vista’s competitive position, particularly given the nature of its assets deployed in the LPG Transportation Business, is its ability to manage its expenses successfully, which requires continuous management focus on reducing costs and improving efficiency.
International Factors. Mexican economic, political and social conditions may change and adversely affect Rio Vista’s operations. Rio Vista may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring Rio Vista to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. Upon deregulation Rio Vista will still be dependent on TransMontaigne because Rio Vista can only transport LPG on behalf of TransMontaigne using the Retained Assets. Rio Vista has not predicted the effect of deregulation on Rio Vista. Rio Vista’s contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.
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
Industry and Economic Factors. The operations and earnings of Rio Vista throughout the U.S. and Mexico are affected by local, regional and global events or conditions that affect supply and demand for Rio Vista’s services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources for its products; supply disruptions; weather, including seasonal patterns that affect energy demand and severe weather events that can disrupt operations; technological advances, including advances in exploration, production, refining and advances in technology relating to energy usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative hydrocarbon or other energy sources or product substitutes.

Market Risk Factors. See “Notes to Consolidated Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in this report for discussion of the impact of market risks, inflation and other uncertainties.
Internal Control Factors. Pursuant to Section 404 of the Sarbanes Oxley Act of 2002, beginning with the year ending December 31, 2007, Rio Vista’s management is required to complete an annual evaluation of its internal control systems. In addition, Rio Vista’s independent auditors are required to provide an opinion regarding such evaluation and the adequacy of Rio Vista’s internal accounting controls for the year ending December 31, 2008. Rio Vista’s internal controls may be found to be inadequate, deficiencies or weaknesses may be discovered, and remediation may not be successful. If Rio Vista acquires an existing business, the internal control systems of the acquired business may be inadequate and may require additional strengthening.
Projections. Projections, estimates and descriptions of Rio Vista’s plans and objectives included or incorporated in Items 1, 7 and 7A of this report are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

Item 1B. Unresolved Staff Comments.
Inapplicable.
Item 2. Properties.

As of December 31, 2006, Rio Vista owned, leased or had access to the following facilities:

		Approximate	Lease, Own
Location	Type of Facility	Size	or Access(1)
Extending from Brownsville, Texas to Matamoros, Mexico(4)	US-Mexico Pipelines, associated land Pipeline rights of way	23 miles	Owned Access(3)

Matamoros, Mexico(4)	Pipeline interconnection, LPG truck loading facilities, LPG storage facilities, on-site administration office and the land	35 acres	Owned

Houston, Texas	Rio Vista Headquarters	1,700 square feet	Leased(2)

(1)	Rio Vista’s assets are pledged or committed to be pledged as collateral (see notes to the consolidated financial statements).

(2)	Rio Vista’s lease with respect to its headquarters’ office expires May 31, 2007. The monthly lease payments approximate $3,100 a month.

(3)	Rio Vista’s right to use land for its pipelines.

(4)	LPG Transportation Business

Item 3. Legal Proceedings.
Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries were named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. Neither of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of Penn Octane, Rio Vista or any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.
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
Even though the accident took place in Mexico, these lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The amended injunction superseded a previous order for temporary injunction issued on June 13, 2006. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. On January 17, 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2007, plaintiffs filed a motion to remand the case to the state court in Cameron County, Texas. Limited discovery has been conducted to date in this proceeding. The parties anticipate that discovery will be completed during 2007.
The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs sought unspecified monetary damages. In March 2007, Rio Vista entered into a settlement agreement with the plaintiffs on terms deemed favorable to Rio Vista. Rio Vista’s legal fees and settlement costs were covered by insurance.
Management believes the remaining lawsuit against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries relating to the accident in Lucio Blanco is without merit and, based on the advice of counsel, does not anticipate liability for damages. Rio Vista’s insurance carrier is expected to bear the legal fees and expenses in connection with defending this case. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

On December 14, 2004, a subsidiary of Rio Vista brought a condemnation action against a landowner in order to obtain a right-of-way in connection with Rio Vista’s existing pipelines that run between Brownsville, Texas and Matamoros, Mexico. The case is captioned Rio Vista Operating Partnership L.P. vs. Guajardo, Jr. Farms, Inc., and was filed in the County Court No. 3 of Cameron County, Texas. Subsequently, the landowner filed an inverse condemnation counterclaim against Rio Vista and Penn Octane seeking damages of $1,800,000. After mediation in February 2007, this matter settled for the amount of $200,000 paid by Rio Vista to the landowner. On March 21, 2007, the easement agreement from the landowner was recorded in the real property records of Cameron County, Texas.
Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
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

	LOW	HIGH
The year ended December 31, 2005:
First Quarter	$9.61	$13.45
Second Quarter	3.60	17.00
Third Quarter	3.65	8.26
Fourth Quarter	4.50	8.24

	LOW	HIGH
The year ended December 31, 2006:
First Quarter	$4.43	$5.74
Second Quarter	4.28	5.43
Third Quarter	3.72	5.03
Fourth Quarter	3.88	5.01
On March 15, 2007, the closing bid price of the common units as reported on the NASDAQ National Market was $8.19 per common unit. On March 15, 2007, Rio Vista had 1,910,656 common units outstanding and approximately 1,050 holders of record of the common units.
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006, Rio Vista made a cash distribution of $0.25 per unit totaling $487,000 (including amount paid to the General Partner) for the quarter ended September 30, 2006. On January 18, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,000 including amount paid to the General Partner) for the quarter ended December 31, 2006. Total arrearages owed to the limited partners and the General Partner after the consideration of the January 2007 distribution is $2.4 million. The amount of the distributions represents the minimum quarterly distribution required to be made by Rio Vista pursuant to the partnership agreement.
Recent Sales of Unregistered Securities
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under the 2005 Plan (see note I). Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.

On March 21, 2007, the board of managers the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant.
The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuances did not involve any public offering of securities.
Equity Compensation Plans
The following table provides information concerning Rio Vista’s equity compensation plans as of December 31, 2006.

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding options,	equity compensation
	of outstanding options,	warrants and rights	plans (excluding securities
	warrants and rights	(per unit)	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	209,719	$10.64	641,250

Total	209,719		641,250

(1)	Under the terms of the partnership agreement and applicable rules of the NASDAQ Stock Market, no approval by the unitholders of Rio Vista was required.

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
RIO VISTA
Stock Performance Graph
December 31, 2006

	Oct-04	Dec-04	Dec-05	Dec-06
Rio Vista Energy Partners	$100	$77	$40	$40
Russell 2000 Index	$100	$114	$118	$137
NASDAQ Index	$100	$115	$116	$127

Item 6. Selected Financial Data.
The following selected consolidated financial data for each of the four years in the period ended July 31, 2004 and the period August 1, 2004 to September 30, 2004 have been derived from the financial statements of Penn Octane Corporation’s Owned Pipeline and Terminal Operations — a Division of Penn Octane Corporation, the predecessor of Rio Vista. The following selected consolidated financial data for the period October 1, 2004 (the date operations commenced) to December 31, 2004 and the year ended December 31, 2005, has been derived from the consolidated financial statements of Rio Vista. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Rio Vista and related notes included elsewhere herein. All information is in thousands, except per-unit data (see notes to the consolidated financial statements).

	Penn Octane Corporation's Owned
	Pipeline and Terminal Operations
	A Division of Penn Octane
	Corporation				Rio Vista
				Two months	Three months	Year	Year
	Year ended	Year ended	Year ended	ended	ended	Ended	Ended
	July 31,	July 31,	July 31,	September 30,	December 31,	December 31,	December 31,
	2002 (b)	2003 (b)	2004 (b)	2004 (b)	2004 (a)	2005	2006
Revenues	$—	$—	$—	$—	$—	$—	$908
Income (loss) from continuing operations	(3,647)	(4,546)	(5,075)	(641)	(1,745)	(6,519)	(3,928)
Income (loss) from continuing operations per common unit(b)	n/a	n/a	n/a	n/a	(0.90)	(3.34)	(2.01)
Total assets	21,446	22,704	24,218	23,976	24,244	26,754	17,156
Long-term obligations	—	—	—	—	—	—	—
a)	Rio Vista did not commence operations until October 1, 2004.

b)	The common units of Rio Vista were issued in connection with the Spin-Off effective October 1, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of Rio Vista’s liquidity and capital resources should be read in conjunction with the consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein. References to specific years preceeded by “fiscal” (e.g. fiscal 2005) refer to Rio Vista’s fiscal year ending December 31.
Overview
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement with the other owners of the General Partner. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.
As more fully described in note D to the consolidated financial statements, prior to the sale of a portion of Rio Vista’s LPG related assets and all of Penn Octane’s liquefied petroleum gas (LPG) related assets to TransMontaigne Product Services, Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), Rio Vista was principally engaged in the purchase, transportation and sale of LPG. Subsequent to the Restated LPG Asset Sale, Rio Vista continues to own and operate a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) (collectively Retained Assets) which connects the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to a LPG transportation agreement with TransMontaigne, Rio Vista uses the Retained Assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.
Subsequent to the Spin-Off, and through the date of the Restated LPG Asset Sale, Rio Vista sold LPG directly to P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. Rio Vista purchased LPG from Penn Octane under a long-term supply agreement. The purchase price to Rio Vista of the LPG sold from Penn Octane was determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that took into consideration operating costs of Penn Octane and Rio Vista. Prior to the Restated LPG Asset Sale, Rio Vista’s, primary customer for LPG was PMI. PMI sells the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributes the LPG into the northeastern region of Mexico. Subsequent to the Restated LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
Rio Vista does not anticipate that its existing business, the LPG Transportation Business (see below), will generate sufficient cash flow to increase unitholder value. Therefore the General Partner of Rio Vista intends to use a portion of its available cash and credit to make strategic acquisitions. There can be no assurance, however, that Rio Vista will be able to complete such acquisitions or that, if completed, such acquisitions will increase unitholder value. See “Risk Factors” below.

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
LPG Transportation Agreement
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The existing PMI agreement between TransMontaigne and PMI expired on March 31, 2007. Rio Vista is currently not aware of any renewal or extension of the existing PMI agreement. Rio Vista receives a fee for all LPG product transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. Any changes in future contracts between PMI and TransMontaigne for the sale of LPG will have an impact on the fees which Rio Vista will receive pursuant to the LPG Transportation Agreement. Rio Vista is also exploring potential opportunities which would increase the value of the Retained Assets.

The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from Rio Vista pursuant to the 2005 PMI Agreement, the April 2006 monthly contracts and the 2006 PMI Agreement and the actual volumes purchased by PMI for the months January 2006 through March 2007.

		Actual Volumes
Month	Minimum Contract Volumes	Sold/Transported
	(gallons)	(gallons)
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435
April 2006	6,000,000	6,035,733
May 2006	4,500,000	5,733,193
June 2006	4,500,000	7,130,666
July 2006	4,500,000	4,937,441
August 2006	4,500,000	5,408,563
September 2006	4,500,000	6,402,253
October 2006	8,100,000	8,908,931
November 2006	8,100,000	9,906,874
December 2006	9,000,000	10,448,614
January 2007	9,000,000	10,362,590
February 2007	8,100,000	8,590,460
March 2007	8,100,000	8,772,010
For the period January 1, 2006 through August 21, 2006, Rio Vista sold LPG to PMI. Beginning on August 22, 2006, Rio Vista transported LPG pursuant to the LPG Transportation Agreement. The gallons transported by Rio Vista for the period August 22, 2006 to August 31, 2006 totaled 1,384,581 gallons.
Rio Vista is entitled to fees for actual volumes delivered pursuant to the LPG Transportation Agreement.

Potential Factors Affecting Future Demand For The Retained Assets:
Recent Trends. PMI has historically used the Matamoros Terminal Facility to load LPG by truck for product destined for the northeastern part of Mexico. Since April 2004, through the date of the Restated LPG Asset Sale, PMI contracted with either Penn Octane or Rio Vista (subsequent to the Spin-Off), for LPG volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years. The contract between TransMontaigne and PMI which expired on March 31, 2007, provided for minimum volumes lower than historical amounts. Rio Vista believes that the reduction of volume commitments by PMI is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in the near future. Rio Vista is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.
During June 2004, Valero L.P. (Valero) began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation’s Corpus Christi, Texas and Three Rivers, Texas refineries. Valero originally contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. During July 2005, Valero announced that it had entered into a new agreement with PMI which provides for double the amount of LPG previously contracted for with PMI.
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
Dependence on TransMontaigne. The ability of Rio Vista to transport LPG using the Retained Assets is dependent on TransMontaigne, including TransMontaigne’s future contracts with PMI, and its ability to bring supplies of LPG into the Retained Assets. Currently, Rio Vista believes that TransMontaigne’s options to obtain and deliver significant additional gallons of LPG in excess of the maximum gallons committed under the Exxon Supply Agreement depends on TransMontaigne’s ability to bring shipments of LPG into the port of Brownsville via barges or ships to be delivered to its Brownsville terminal, railcar deliveries of LPG to its Brownsville Terminal and/or access to new pipelines which are capable of transporting LPG from other LPG suppliers into the Seadrift pipeline.

Results of Operations
The following discussion of Rio Vista’s results of operations from continuing operations for all periods presented excludes the results of operations related to the Sold Assets, including revenues, direct costs and associated interest expenses, which have been reclassified as discontinued operations (see below). As a result, the results of operations from continuing operations reflects only the results associated with the LPG Transportation Business, including all costs associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility and all indirect income and expenses of Rio Vista. Revenues from Rio Vista’s LPG Transportation Business commenced on August 22, 2006 although expenses associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility were incurred during the entire period for each period presented.
Continuing Operations:
Year Ended December 31, 2006 Compared With Year Ended December 31, 2005
Revenues. Revenues for the year ended December 31, 2006, were $.9 million. There were no revenues during the year ended December 31, 2005 since the LPG Transportation business did not commence until August 22, 2006. All revenues prior to August 22, 2006 were derived from Rio Vista’s LPG sales business and have been reclassified as discontinued operations (see below).
Cost of goods sold. Cost of goods sold for the year ended December 31, 2006 was $1.8 million compared with $2.1 million for the year ended December 31, 2005. The cost of goods sold consists of those costs associated with operation of the US — Mexico Pipelines and Matamoros Terminal Facility. All costs associated with Rio Vista’s LPG sales business prior to the LPG Asset Sale, except for costs associated with the US — Mexico Pipelines and Matamoros Terminal Facility, which are also being used for Rio Vista’s LPG Transportation business, have been reclassified as discontinued operations (see below).
Selling, general and administrative expenses. Selling, general and administrative expenses were $2.8 million for the year ended December 31, 2006 compared with $3.9 million for the year ended December 31, 2005, a decrease of $1.1 million or 28.2%. These costs were comprised of indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees. The decrease was principally attributable to reduced professional fees and payroll related costs during the year ended December 31, 2006.
Other income (expense). Other expense was approximately $(0.1) million for the year ended December 31, 2006 and consisted of interest expense on the TransMontaigne Note. Other expense was approximately $(0.4) million for the year ended December 31, 2005 and is primarily comprised of amortization of loan discount related to detachable warrants.

Year Ended December 31, 2005 Compared with the Year Ended July 31, 2004
Rio Vista commenced operations on October 1, 2004. The following discussion is based on a comparison of Rio Vista’s results of operations for the year ended December 31, 2005 to the results of operations for Rio Vista’s predecessor — Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation for the year ended July 31, 2004. For Rio Vista’s results of operations for the year ended December 31, 2004 (actual results commenced October 1, 2004), no discussion has been provided as there are not any comparative periods available.
Revenues. There were no revenues during the year ended December 31, 2005 or for the year ended July 31, 2004 since the LPG Transportation business did not commence until August 22, 2006. All revenues prior to August 22, 2006 were derived from Rio Vista’s LPG sales business (Rio Vista’s predecessor — Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation for the year ended July 31, 2004) and have been reclassified as discontinued operations (see below).
Cost of goods sold. Cost of goods sold for the year ended December 31, 2005 was $2.1 million compared with $1.5 million for the year ended July 31, 2004. The cost of goods sold consists of those costs associated with operation of the US — Mexico Pipelines and Matamoros Terminal Facility. All costs associated with Rio Vista’s LPG sales business prior to the LPG Asset Sale, except for costs associated with the US — Mexico Pipelines and Matamoros Terminal Facility, which are also being used for Rio Vista’s LPG Transportation business, have been reclassified as discontinued operations (see below).
Selling, general and administrative expenses. Selling, general and administrative expenses were $3.9 million for the year ended December 31, 2005 compared with $3.2 million for the year ended July 31, 2004, an increase of $.7 million or 21.9%. For the year ended December 31, 2005, these costs were comprised of indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees. The increase was principally attributable to increased professional fees and other expenses partially offset by reduced payroll related costs during the year ended July 31, 2004.
Other income (expense). Other expense was approximately $(.4) million for the year ended December 31, 2005 and is primarily comprised of amortization of loan discount related to detachable warrants. Other expense was approximately $(0.3) million for the year ended July 31, 2004 and is related to an asset impairment charge.
Discontinued Operations:
The following table shows Rio Vista’s volume of LPG sold in gallons and average sales price for LPG for the period October 1, 2004 through December 31, 2004 and the years ended December 31, 2005 and 2006 and Rio Vista’s predecessor — Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation for the year ended July 31, 2004;

		Period October 1,		Year ended
	Year Ended	2004 through	Year ended	December 31, 2006
	July 31, 2004	December 31, 2004	December 31, 2005	(a)
Volume Sold
LPG (millions of gallons) — PMI	197.9	37.3	119.3	66.2

Average sales price
LPG (per gallon) — PMI	$0.72	$0.94	$1.01	$1.08
(a)	Sales of LPG ceased on August 21, 2006, immediately prior to the LPG Asset Sale

The following discussion of Rio Vista’s results of operations from discontinued operations of its LPG sales business for all periods presented through August 21, 2006, the date the business was sold, and includes all related revenues, direct costs and associated interest expenses.
Year Ended December 31, 2006 Compared With Year Ended December 31, 2005
Revenues. Revenues for the year ended December 31, 2006, were $71.5 million compared with $120.9 million for the comparative period one year earlier, a decrease of $49.4 million or 40.8%. Of this decrease, $57.4 million was attributable to decreased volumes of LPG sold to PMI during the year ended December 31, 2006 (LPG sales business terminated on August 21, 2006), partially offset by $8.0 million attributable to increases in average sales prices of LPG sold to PMI during the year ended December 31, 2006.
Cost of goods sold. Cost of goods sold for the year ended December 31, 2006 was $69.5 million compared with $116.5 million for the year ended December 31, 2005, a decrease of $47.0 million or 40.3%. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Of this decrease, $55.2 million was attributable to decreased volumes of LPG sold to PMI during the year ended December 31, 2006 (LPG sales business terminated on August 21, 2006), partially offset by $8.6 million attributable to increases in the average costs of LPG sold to PMI during the year ended December 31, 2006.
Year Ended December 31, 2005 Compared With Year Ended July 31, 2004
Rio Vista commenced operations on October 1, 2004. The following discussion is based on a comparison of Rio Vista’s results of operations from discontinued operations of its LPG sales business for the year ended December 31, 2005 to the results of operations from discontinued operations of Rio Vista’s predecessor — Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation LPG Sales business for the year ended July 31, 2004. For Rio Vista’s results of operations for the year ended December 31, 2004 (actual results commenced October 1, 2004), no discussion has been provided as there are not any comparative periods available. Since all costs of Rio Vista are not comparative with prior period results reported by Rio Vista’s predecessor — Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation, no comparative discussion has been made but rather a discussion of the components comprising these costs.
Revenues. Revenues for the year ended December 31, 2005, were $120.9 million compared with $141.9 million for the comparative period one year earlier, a decrease of $21.0 million or 14.8%. Of this decrease, $79.7 million was attributable to decreased volumes of LPG sold to PMI during the year ended December 31, 2005, 2006 partially offset by $58.7 million attributable to increases in average sales prices of LPG sold to PMI during the year ended December 31,2005.
Cost of goods sold. Cost of goods sold for the year ended December 31, 2005 was $116.5 million compared with $133.6 million for the year ended July 31, 2004, a decrease of $17.1 million or 12.8%. The cost of goods sold for LPG purchased from Penn Octane was determined in accordance with the LPG Supply Agreement. Of this decrease, $76.0 million was attributable to decreased volumes of LPG sold to PMI during the year ended December 31, 2005, partially offset by $58.0 million attributable to increases in the average costs of LPG sold to PMI during the year ended December 31, 2005.

Liquidity and Capital Resources
General. The following schedule details the pro forma working capital of Rio Vista and its subsidiaries after adjustment for (a) the distribution paid by Rio Vista during January 2007 and (b) the payment of outstanding intercompany balances:

	As Reported			Adjusted
	December 31,			December 31,
	2006	Pro Forma		2006
Current Assets
Cash	$3,896,000	$(487,000	)(a)	$5,160,000
		$1,751,000	(b)
Restricted Cash	25,000			25,000
Trade Accounts Receivable	523,000			523,000
Inventories	—			—
Due To Affiliates	1,751,000	(1,751,000	)(b)	—
Prepaid Expenses	246,000			246,000

Total Current Assets	6,441,000	(487,000)		5,954,000

Current Liabilities
Current Maturities Of Long-Term Debt	$1,000,000			$1,000,000
US and Foreign Taxes Payable	17,000			17,000
Accounts Payables	397,000			397,000
Accrued Liabilities	702,000			702,000

Total Current Liabilities	2,116,000	—		2,116,000

Working Capital	$4,325,000	(487,000)		$3,838,000

The pro forma net working capital available to Rio Vista at December 31, 2006, after adjustment for the December 31, 2006 quarterly distribution paid on January 18, 2007 and the payment of outstanding intercompany balances is approximately $3.8 million. The pro forma net cash on hand available to Rio Vista at December 31, 2006 after adjustment for the December 31, 2006 quarterly distribution paid on January 18, 2007 and receipt of payment of amounts due from Penn Octane was $5.2 million. Rio Vista will be required to pay the TransMontaigne Note of $1.0 million plus accrued and unpaid interest in August 2007.
Rio Vista has minimum quarterly distribution arrearages owed to the limited partners and the General Partner for the quarters ended June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006 totaling in the aggregate $2.4 million. The General Partner of Rio Vista intends to use its cash assets to increase unitholder value through strategic acquisitions. There can be no assurance, however, that Rio Vista will be able to complete such acquisitions or that, if completed, such acquisitions will increase unitholder value.
As a result of the Restated LPG Asset Sale, Rio Vista’s sources of cash flows are expected to be derived from the LPG Transportation Agreement and income on invested cash assets, if any. Under the LPG Transportation Agreement, Rio Vista may only transport LPG on behalf of TransMontaigne using the Retained Assets. Accordingly, there is no assurance that TransMontaigne will utilize the Retained Assets at capacity levels which provide Rio Vista with sufficient cash flow to meet its cash operating expenses. In addition, TransMontaigne’s agreement with PMI expired on March 31, 2007, and there can be no assurance that TransMontaigne will continue selling LPG to PMI. Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional units. Currently, substantially all of Rio Vista’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility and the TransMontaigne Note. Accordingly Rio Vista may be unable to obtain additional financing collateralized by those assets.

Pursuant to the Omnibus Agreement, Penn Octane is entitled to reimbursement of costs incurred on behalf of Rio Vista, including an allocable share of overhead. Rio Vista cannot be certain that future cash flows from its LPG Transportation Business and future investments, if any, will be adequate to cover all of its future working capital requirements including minimum distributions by Rio Vista.
Rio Vista projects that monthly cash flows from its LPG Transportation Agreement during the months of July through September will be less than during the months of October through March as a result of seasonality.
TransMontaigne Note. In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note D to the consolidated financial statements), TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of December 31, 2006) plus 2% annually and interest is payable monthly.
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations. Rio Vista has agreed to guarantee Penn Octane’s obligations to RZB with respect to the RZB Credit Facility and certain of Rio Vista’s assets are pledged as collateral for those obligations of Penn Octane to RZB (see below), except that RZB has agreed to subordinate certain of Rio Vista’s assets in connection with the TransMontaigne Note. In addition, Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2.5 million. However, the Internal Revenue Service (IRS) may review Penn Octane’s federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off. Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder. As a result of the pledge of the collateral, Rio Vista may be unable to obtain financing using these pledged assets as collateral. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default exists, under Penn Octane’s revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.
The following is a discussion of the guaranteed obligations:
RZB Obligation
Rio Vista’s LPG purchases were financed entirely by Penn Octane. Penn Octane previously financed its purchases of LPG and continues to finance its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB).
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of December 31, 2006, Penn Octane had a $15,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. In connection with the Spin-Off, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Rio Vista’s guarantee and asset pledge continue under the existing RZB Credit Facility. In addition, Rio Vista may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at December 31, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $5.2 million at December 31, 2006, based on Penn Octane’s most recently filed Annual Report on Form 10-K, and the amounts were as follows (in millions):

Fuel Products trade payables	$3.1
Lines of credit	$0.8
Letters of credit in excess of Fuel Products trade payables	$1.3
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility totals $17.9 million at December 31, 2006 and the amounts were as follows (in millions):

Accounts receivable	$3.5
Restricted cash	$1.9
Inventory	$1.6
Property, plant and equipment, net	$10.9
Rio Vista’s assets that are included in the above amounts are as follows (in millions):

Accounts receivable	$0.5
Property, plant and equipment, net	$10.7
The following is a summary of Rio Vista’s estimated minimum contractual obligations as of December 31, 2006.

Payments due by Period
(Amounts in Millions)
		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	$1.0	$1.0	$—	$—	$—
Operating Leases	—	—	—	—	—
LPG Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$1.0	$1.0	$—	$—	$—

The following is a summary of Rio Vista’s estimated minimum commercial obligations as of December 31, 2006, based on Penn Octane’s most recently filed Annual Report on Form 10-K as of December 31, 2006.

Amount of Commitment Expiration
Per Period
(Amounts in Millions)
	Total Amounts	Less than	1 - 3	4 - 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years
Lines of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	5.2	5.2	—	—	—
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$5.2	$5.2	$—	$—	$—

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
Partnership Tax Treatment. See note J to the consolidated financial statements for discussion of partnership tax treatment.
Legal Proceedings. See note J to the consolidated financial statements for the legal proceedings discussion.
Consulting Agreement. See note J to the consolidated financial statements for discussion of Mr. Richter’s consulting agreement.
Distributions of Available Cash. All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the partnership agreement in an amount equal to at least to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% general partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.
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

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006 Rio Vista made a cash distribution of $0.25 per unit totaling $487,000 (including amount paid to General Partner) for the quarter ended September 30, 2006. On January 18, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,000 (including amount paid to the General Partner) for the quarter ended December 31, 2006. Total arrearages owed to the limited partners and the General Partner after consideration of the January 2007 distribution is $2.4 million.
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
Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Artículo 27 Constitutional en el Ramo del Petróleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (Regulatory Law)), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Orgánica del Petróleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petróleos Mexicanos and Subsidiary Entities (Organic Law)). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico’s petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.
Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market (Deregulation). In June 1999, the Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it may have on Rio Vista as a result of, among other things, its LPG Transportation Agreement with TransMontaigne.
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
The common units represent limited partner interests in Rio Vista. The holders of common units are entitled to participate in Rio Vista’s distributions and exercise the rights or privileges available to limited partners under the partnership agreement. The holders of common units have only limited voting rights on matters affecting Rio Vista. Holders of common units have no right to elect the General Partner or its managers on an annual or other continuing basis. Penn Octane elects the managers of the General Partner. Although the General Partner has a fiduciary duty to manage Rio Vista in a manner beneficial to Rio Vista and its unitholders, the managers of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Penn Octane and the other owners of the General Partner. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding common units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes.
In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista’s operations, as well as other provisions limiting the holders’ of common units ability to influence the manner or direction of management.
General Partner Interest
The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore Jr., former president of Penn Octane and former chief executive officer of Rio Vista, and by Mr. Jerome B. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading is also a party to the voting agreement with Penn Octane.
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provides Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading.
Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option is $1,300,000, for a total purchase price of $1,400,000, if Penn Octane exercises the Purchase Option between July 1 and July 31, 2007. If Penn Octane exercises the Purchase Option before July 1, 2007, the exercise price is $1,700,000, for a total purchase price of $1,800,000. The Purchase Option expires if it is not exercised on or before July 31, 2007.
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
On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to the then executive officers of the General Partner and to Mr. Richter (then chairman of the board of the General Partner) and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vested in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under the 2005 Plan. Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.
On March 21, 2007, the board of managers the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant.

Intercompany Agreement
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
In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return.

FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Rio Vista does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations, financial position, and cash flows.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Rio Vista has adopted the bulletin during 2006.
FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Rio Vista does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated results of operations, financial position, and cash flows.
In February 2007, Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115,” (SFAS 159) was issued, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for us on January 1, 2008. Rio Vista has not assessed the impact of SFAS 159 on its consolidated results of operations, cash flows or financial position.
Critical Accounting Policies
The consolidated financial statements of Rio Vista reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to Rio Vista’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, “Summary of Significant Accounting Policies”. Rio Vista believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.
Revenue recognition — Rio Vista expects in the future to enter into agreements to transport LPG for future delivery. Rio Vista will not record sales until the LPG is delivered to the customer.

Impairment of long-lived assets — The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to assets in future periods. If impairment has occurred, the amount of the impairment loss recognized will be determined by estimating the fair value of the assets and recording a loss if the fair value is less than the carrying value. Assessments of impairment are subject to management’s judgments and based on estimates that management is required to make. Because estimates of future cash flows is difficult considering the uncertainty associated with the volumes of LPG that Rio Vista will transport for TransMontaigne (see Note D to the consolidated financial statements), in addition to estimating undiscounted future cash flows, Rio Vista’s management also periodically estimates the fair value of Rio Vista’s long-lived assets as a group should it become necessary to sell those assets to recover recorded costs. Based on estimates obtained from third party appraisers, management has determined that estimated fair value of the Retained Assets exceeds the carrying value of those assets at December 31, 2006.
Depreciation and amortization expenses — Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization rates are based on management’s estimate of the future utilization and useful lives of the assets. Should the nature of Rio Vista’s business change (see Note D to the consolidated financial statements) future utilization and useful lives of depreciable and amortizable assets may also change. This could result in increases or decreases in depreciation and amortization expense compared with historical amounts.
Unit-based compensation — Rio Vista utilizes unit-based awards as a form of compensation for employees, officers and managers of the General Partner and to non-employees for goods and services and to acquire or extend debt. Effective January 1, 2006, Rio Vista adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires Rio Vista to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
Allowance for doubtful accounts — The carrying value of trade accounts receivable is based on estimated fair value. The determination of fair value is subject to management’s judgments and is based on estimates that management is required to make. Those estimates are made based on the creditworthiness of customers and payment history. Rio Vista has made no provisions for doubtful accounts since its inception.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Rio Vista has debt at variable interest rates (see note D to the consolidated financial statements). Trade accounts receivable from TransMontaigne and Rio Vista’s trade and other accounts payable do not bear interest. Penn Octane’s credit facility with RZB for which Rio Vista has pledged its accounts receivable and property, plant and equipment, does not bear interest since generally no cash advances are made to Rio Vista or Penn Octane by RZB. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in Penn Octane’s agreement with RZB. Therefore, Rio Vista currently has limited, if any, interest rate risk.
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
We have audited the accompanying consolidated balance sheets of Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) as of December 31, 2005 and 2006, and the related consolidated statements of operations, Partners’ Capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Rio Vista’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rio Vista as of December 31, 2005 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.
We have also audited Schedule II of Rio Vista for each of the three years in the period ended December 31, 2006. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
February 15, 2007

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,
ASSETS

	2005	2006
Current Assets
Cash	$26,000	$3,896,000
Restricted cash	1,907,000	25,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2005 and 2006)	10,926,000	523,000
Due from Penn Octane Corporation, net	—	1,751,000
Prepaid expenses and other current assets	224,000	246,000
Net current assets from discontinued operations	2,244,000	—

Total current assets	15,327,000	6,441,000
Property, plant and equipment — net	11,412,000	10,704,000
Other non-current assets	15,000	11,000

Total assets	$26,754,000	$17,156,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
December 31,
LIABILITIES AND PARTNERS’ CAPITAL

	2005	2006
Current Liabilities
Note payable	$1,300,000	$1,000,000
Due to Penn Octane Corporation, net	11,582,000	—
Accounts payable	670,000	397,000
Mexican taxes payable	22,000	17,000
Accrued liabilities	981,000	702,000

Total current liabilities	14,555,000	2,116,000
Commitments and contingencies	—	—
Partners’ Capital
Common units	11,955,000	14,739,000
General partner’s equity	244,000	301,000

Total Partners’ Capital	12,199,000	15,040,000

Total liabilities and Partners’ Capital	$26,754,000	$17,156,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2004	2005	2006
Revenues	$—	$—	$908,000
Cost of goods sold	390,000	2,094,000	1,814,000

Gross profit	(390,000)	(2,094,000)	(906,000)
Selling, general and administrative expenses
Legal and professional fees	160,000	1,360,000	669,000
Salaries and payroll related expenses	724,000	1,153,000	755,000
Other	449,000	1,430,000	1,425,000

	1,333,000	3,943,000	2,849,000

Operating income (loss) from continuing operations	(1,723,000)	(6,037,000)	(3,755,000)

Other income (expense)
Interest expense	—	(447,000)	(137,000)
Interest income	—	—	1,000

Loss from continuing operations before taxes	(1,723,000)	(6,484,000)	(3,891,000)
Provision for Mexican income taxes	22,000	35,000	37,000

Net loss from continuing operations	(1,745,000)	(6,519,000)	(3,928,000)
Discontinued operations:
Net income from operations of the LPG Assets Sold	1,682,000	4,358,000	2,012,000
Net gain on sale of LPG Assets	—	—	5,214,000

Net income from discontinued operations	1,682,000	4,358,000	7,226,000

Net income (loss)	$(63,000)	$(2,161,000)	$3,298,000

Net income (loss) allocable to the partners	$(63,000)	$(2,161,000)	$3,298,000
Less general partner’s interest in net income (loss)	1,000	43,000	66,000

Net income (loss) allocable to the common units	$(62,000)	$(2,118,000)	$3,232,000

Net loss from continuing operations per common unit	$(0.90)	$(3.34)	$(2.01)
Net income from discontinued operations per common unit	0.87	2.23	3.70

Net income (loss) per common unit	$(0.03)	$(1.11)	$1.69

Weighted average common units outstanding	1,910,656	1,910,656	1,910,656

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital
Balance as of December 31, 2003	—	$1,000	$—	$1,000
Contribution of assets by Penn Octane Corporation	—	14,339,000	292,000	14,631,000
Spin-Off	1,910,656	—	—	—
Net loss	—	(62,000)	(1,000)	(63,000)
Cash distribution to partners	—	—	—	—
Grant of warrants	—	337,000	7,000	344,000

Balance as of December 31, 2004	1,910,656	14,615,000	298,000	14,913,000
Net loss	—	(2,118,000)	(43,000)	(2,161,000)
Cash distribution to partners	—	(955,000)	(20,000)	(975,000)
Loan discount on Penn Octane Corporation’s debt related to detachable warrants issued	—	413,000	9,000	422,000

Balance as of December 31, 2005	1,910,656	11,955,000	244,000	12,199,000
Net income	—	3,232,000	66,000	3,298,000
Cash distribution to partners	—	(477,000)	(10,000)	(487,000)
Loan discount on Penn Octane Corporation’s debt related to detachable warrants issued	—	21,000	1,000	22,000
Unit based compensation	—	8,000	—	8,000

Balance as of December 31, 2006	1,910,656	$14,739,000	$301,000	$15,040,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income (loss)	$(63,000)	$(2,161,000)	$3,298,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	178,000	857,000	724,000
Unit-based payment expense	344,000	—	8,000
Amortization of loan discount related to detachable warrants issued	—	422,000	22,000
Gain (loss) on sale of asset	—	(24,000)	75,000
Gain on sale of LPG Assets	—	—	(5,214,000)
Changes in current assets and liabilities:
Trade accounts receivable	(5,753,000)	(5,141,000)	10,404,000
Inventories	(3,000)	(50,000)	(6,000)
Prepaid and other current assets	(9,000)	223,000	(23,000)
Trade accounts payable	269,000	380,000	(273,000)
Due to Penn Octane Corporation, net	8,720,000	2,950,000	(13,333,000)
Accrued liabilities	293,000	161,000	(280,000)
Mexican taxes payable	27,000	(5,000)	(5,000)

Net cash provided by (used in) operating activities	4,003,000	(2,388,000)	(4,603,000)
Cash flows from investing activities:
Capital expenditures	(16,000)	(172,000)	(87,000)
Proceeds from the sale of land and other assets	—	175,000	131,000
Proceeds from the sale of LPG assets	—	—	7,330,000
Other non-current assets	—	(3,000)	4,000

Net cash (used in) provided by investing activities	(16,000)	—	7,378,000
Cash flows from financing activities:
(Increase) decrease in restricted cash	(3,983,000)	2,076,000	1,882,000
Payment on TransMontaigne Note	—	—	(300,000)
Other	7,000	—	—
Cash distributions to partners	—	(975,000)	(487,000)
Issuance of TransMontaigne Note	—	1,300,000	—

Net cash provided by (used) in financing activities	(3,976,000)	2,401,000	1,095,000

Net increase in cash	11,000	13,000	3,870,000
Cash at beginning of period	2,000	13,000	26,000

Cash at end of period	$13,000	$26,000	$3,896,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$36,000

Mexican taxes	$—	$39,000	$73,000

Supplemental disclosures of noncash transactions:
Assets transferred in connection with the Spin-Off	$14,624,000	$—	$—

Units and warrants issued and other	$—	$422,000	$—

Transfer of line fill to inventory and property, plant and equipment, net	$—	$(22,000)	$—

The accompanying notes are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement with the other owners of the General Partner. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.
As more fully described in note D, prior to the sale of a portion of Rio Vista’s LPG related assets and all of Penn Octane’s liquefied petroleum gas (LPG) related assets to TransMontaigne Product Services Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), Rio Vista was principally engaged in the purchase, transportation and sale of LPG. Subsequent to the Restated LPG Asset Sale, Rio Vista continues to own and operate a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connects the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to a LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.
Subsequent to the Spin-Off, and through the date of the Restated LPG Asset Sale, Rio Vista sold LPG directly to P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. Rio Vista purchased LPG from Penn Octane under a long-term supply agreement. The purchase price to Rio Vista of the LPG sold from Penn Octane was determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that took into consideration operating costs of Penn Octane and Rio Vista. Prior to the Restated LPG Asset Sale, Rio Vista’s primary customer for LPG was PMI. PMI sells the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributes the LPG into the northeastern region of Mexico. Subsequent to the Restated LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
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
1. Inventories
Inventories were stated at the lower of cost or market. Cost was determined on the first-in, first-out method.
2. Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost. After being placed into service, assets are depreciated using the straight-line method over their estimated useful lives as follows:

Matamoros Terminal Facility	19 years
Automobiles	3-5 years
Furniture, fixtures and equipment	3-5 years
Pipelines and rights of way	30 years
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
3. Income Taxes
Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government and file their own separate income tax returns in Mexico. Rio Vista’s Mexican subsidiaries have elected pass-through treatment for U.S. income tax purposes. Accordingly, the income/loss of Rio Vista’s Mexican subsidiaries is included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government.
4. Income (Loss) Per Common Unit
Net income (loss) per common unit is computed on the weighted average number of common units outstanding in accordance with SFAS 128, “Earnings Per Share”. During periods in which Rio Vista incurs losses from continuing operations, giving effect to common unit equivalents is not included in the computation as it would be antidilutive.
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
8. Unit-Based Payment
Rio Vista may issue warrants to purchase common units to non-employees for goods and services and to acquire or extend debt. Rio Vista applies the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (123R) and Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (APB 14) to account for such transactions. SFAS 123R requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the warrants is used to account for such transactions.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
8. Unit-Based Payment — Continued
Rio Vista utilizes unit-based awards as a form of compensation for employees, officers and managers of the General Partner. During the quarter ended March 31, 2006, Rio Vista adopted the provisions of SFAS 123R for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). For each of the three years in the period ended December 31, 2006, Rio Vista recorded no unit-based payment expense for non-employees under the fair-value provisions of SFAS 123R. Rio Vista recorded unit-based payment expense for employees and non-employees of $8,000 ($0.00 per common unit) for the year ended December 31, 2006 under the fair-value provisions of SFAS 123R.
Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, Rio Vista’s pro forma net income, and net income per common unit would have been as follows for each of the two years in the period ended December 31, 2005:

	2004	2005
Net loss as reported	$(63,000)	$(2,161,000)
Add: Unit-based employee compensation expense included in reported net loss	344,000	—
Less: Total unit-based employee compensation expense determined under fair value based method for all awards	(311,000)	(320,000)

Net loss pro forma	(30,000)	(2,481,000)
Net loss allocable to the common units pro forma	(29,000)	(2,431,000)
Net loss per common unit, as reported	(.03)	(1.11)
Net loss per common unit, pro forma	(.02)	(1.27)
Net loss per common unit assuming dilution, as reported	(.03)	(1.11)
Net loss per common unit assuming dilution, pro forma	(.02)	(1.27)
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
8. Unit-Based Payment — Continued
The following assumptions were used for grants of warrants to employees in the year ended December 31, 2005, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 10% and 7.7%; expected volatility of 44.1% and 48.4%; risk free interest rate of 3.25% and 3.47%; and expected life of 1.91 and 3 years.
9. Revenue Recognition on LPG Transportation Fees
Rio Vista’s only customer for LPG sales was PMI prior to the Restated LPG Asset Sale. Rio Vista recorded revenue only upon the actual gallons of LPG delivered to PMI at either the Matamoros Terminal Facility or Brownsville Terminal Facility at the agreed upon price per gallon.
Rio Vista records revenue under its LPG Transportation Agreement (see note D) when gallons of LPG are delivered to customers designated by TransMontaigne at the Matamoros Terminal Facility.
Revenues are recorded based on the following criteria:
(1) Persuasive evidence of an arrangement exists and the price is determined
(2) Delivery has occurred at the Matamoros Terminal Facility
(3) Collectibility is reasonably assured
10. Foreign Currency Translation
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
11. Financial Instruments
Rio Vista has adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or partner’s capital (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. For each of the three years in the period ended December 31, 2006, Rio Vista had no derivative financial instruments.
12. Reclassifications
Certain reclassifications have been made to prior year balances to conform to the current presentation.
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
16. Restricted Cash
Prior to the Restated LPG Asset Sale, under the terms of the RZB Credit Facility (see note J), all cash from Rio Vista’s LPG sales were deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Rio Vista initially classified the balance of restricted cash separate from cash in the accompanying balance sheet and classified changes in the restricted cash balances as financing activities in the statements of cash flows since the restriction was directly related to Rio Vista’s credit facility. When all restrictions are removed, restricted cash is reclassified into cash.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C — INCOME (LOSS) PER COMMON UNIT
The following tables present reconciliations from net income (loss) from continuing operations per common unit to income (loss) from continuing operations per common unit assuming dilution (see note J for the warrants):

	For the year ended December 31, 2004
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(1,710,000)
Basic EPS
Net income (loss) available to the common units	(1,710,000)	1,910,656	$(0.90)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

	For the year ended December 31, 2005
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(6,389,000)
Basic EPS
Net income (loss) available to the common units	(6,389,000)	1,910,656	$(3.34)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

	For the year ended December 31, 2006
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(3,849,000)
Basic EPS
Net income (loss) available to the common units	(3,849,000)	1,910,656	$(2.01)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS
On August 22, 2006, Rio Vista completed the sale and assignment to TransMontaigne of certain LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located, (collectively, the Brownsville Terminal Assets) and assignment of the 2006 PMI agreement (Brownsville Terminal Assets and the 2006 PMI agreement collectively, the Rio Vista Sold Assets) pursuant to an amended and restated purchase and sale agreement (Rio Vista Restated PSA). The Rio Vista Restated PSA replaced the previous purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005. Rio Vista retained its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the Retained Assets). The purchase price for the Rio Vista Sold Assets was $8,300,000 less closing adjustments of $351,173 and escrow cleaning costs of $500,000 (see paragraph below).
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
The Rio Vista Restated PSA required Rio Vista to escrow $500,000 for disposal and cleaning costs of the refined products tank farm (Escrow Cleaning Costs) and the TransMontaigne Note (see note F) was amended whereby Rio Vista was required to pay $300,000 of principal at closing and will be required to pay the remaining outstanding principal balance on August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. Rio Vista currently estimates that the amount, if any, of the Escrow Cleaning Costs that maybe returned by TransMontaigne, will be immaterial.
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The existing PMI agreement between TransMontaigne and PMI expires on March 31, 2007. Rio Vista is currently not aware of any renewal or extension of the existing PMI agreement. Rio Vista receives a fee for all LPG product transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party.
In connection with Mr. Jerome B. Richter’s consulting agreement (see note K), Penn Octane and Rio Vista paid Mr. Richter $193,000 and $138,000, respectively, for fees due on the sale of the Penn Octane Sold Assets and Rio Vista Sold Assets.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
The sale of the Rio Vista Sold Assets constituted a disposal of a business in accordance with FAS 144. Accordingly, the financials statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets, consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility have been included in costs of goods sold since these costs will continue to be incurred in connection with the LPG Transportation Agreement.
The components comprising net current assets from discontinued operations at December 31, 2005 and December 31, 2006 were as follows:

	December 31,	December 31,
	2005	2006
Brownsville Terminal Facility:
Building	$173,000	—
Terminal facilities	3,631,000	$—
Tank Farm	374,000	—
Leasehold improvements	319,000	—
Equipment	226,000	—
Truck	26,000	—
Static inventory	168,000	—

	4,917,000	—
Less: Accumulated depreciation(a)	(2,935,000)	—

	1,982,000	—
Inventories	262,000	—

Net current assets from discontinued operations	$2,244,000	$—

(a)
LPG terminal, building and leasehold improvements were depreciated over 8 to 19 years. Brownsville Terminal related assets were depreciated over their estimated useful lives not to exceed the term of the Pipeline Lease.

For interest expense allocated to discontinued operations see note J.
Revenues reported in discontinued operations in the accompanying consolidated statement of operations for each of the three years in the period ended December 31, 2006 were $35,181,000, $120,892,000, and $71,526,000, respectively.
In addition to the above net current assets and liabilities from discontinued operations, the following were also transferred to TransMontaigne in connection with the Restated LPG Asset Sale:

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
Leases Assigned
1. BROWNSVILLE TERMINAL LAND LEASE. The operating lease for the land on which the Brownsville Terminal Facility is located expires on November 30, 2006. Rio Vista has an option to renew for five additional five year terms. The annual rental amount is approximately $75,000.
2. BROWNSVILLE TANK FARM LAND LEASE. Rio Vista leases the land on which its Tank Farm is located. The lease amount is approximately $27,000 annually. The lease expires on November 30, 2006. Rio Vista had an option to renew for five additional five year terms.
Rent expense included in discontinued operations was $25,000, $102,000 and $66,000 for each of the three years in the period ended December 31, 2006, respectively.
2006 PMI Agreement
PMI and Rio Vista operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, Rio Vista entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (PMI Agreement).
On March 31, 2006, the 2005 PMI Agreement expired. During the month of April, 2006 Rio Vista sold LPG to PMI under a monthly contract which provided for volumes of approximately 6,000,000 gallons at prices similar to the 2005 PMI Agreement. During April 2006, PMI purchased approximately 6,000,000 gallons.
On April 28, 2006, Rio Vista received electronic confirmation (PMI Confirmation) from PMI of the terms of a new purchase and sale agreement for LPG for the period May 1, 2006 through March 31, 2007.
The PMI Confirmation was subject to execution of a definitive written agreement between Rio Vista and PMI. The agreement (2006 PMI Agreement) was executed during July 2006 with the terms specified in the PMI Confirmation. The 2006 PMI Agreement provided that PMI did not have a financial obligation with respect to any short falls if volumes actually purchased are less than minimum volumes contained in the 2006 PMI Agreement.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
2006 PMI Agreement — Continued
The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from Rio Vista pursuant to the 2005 PMI Agreement, the April 2006 monthly contracts and the 2006 PMI Agreement and the actual volumes purchased by PMI for the months January 2006 through March 2007.

		Actual Volumes
Month	Minimum Contract Volumes	Sold/Transported
	(gallons)	(gallons)
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435
April 2006	6,000,000	6,035,733
May 2006	4,500,000	5,733,193
June 2006	4,500,000	7,130,666
July 2006	4,500,000	4,937,441
August 2006	4,500,000	5,408,563
September 2006	4,500,000	6,402,253
October 2006	8,100,000	8,908,931
November 2006	8,100,000	9,906,874
December 2006	9,000,000	10,448,614
January 2007	9,000,000	10,362,590
February 2007	8,100,000	8,590,460
March 2007	8,100,000	8,772,010
For the period January 1, 2006 through August 21, 2006, Rio Vista sold LPG to PMI. Beginning on August 22, 2006, Rio Vista transported LPG pursuant to the LPG Transportation Agreement. The gallons transported by Rio Vista for the period August 22, 2006 to August 31, 2006 totaled 1,384,581 gallons.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
LPG Supply Agreement with Penn Octane
Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista had agreed to purchase all of its LPG requirements for sales which utilized the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane was able to supply such LPG requirements. The LPG Supply Agreement further provided that Rio Vista had no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane ceased to have the right to access the Leased Pipeline.
Under the LPG Supply Agreement, Penn Octane supplied all of Rio Vista’s LPG requirements in connection with its LPG sales obligations to PMI. The purchases of the LPG were at fluctuating prices and were determined based on the cost of LPG under Penn Octane’s agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that took into consideration operating costs of Penn Octane and Rio Vista. Rio Vista expected the aggregate costs per gallon to purchase LPG (less any applicable adjustments) to be below the aggregate sales prices per gallon of LPG sold to PMI.
The LPG Supply Agreement was to terminate on the earlier to occur of:
•	Penn Octane ceased to have the right to access the Leased Pipeline that connected to Rio Vista’s Brownsville Terminal Facility; or

•	Rio Vista ceased to sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.
As a result of the Restated LPG Asset Sale, the LPG Supply Agreement was terminated.
NOTE E — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,	December 31,
	2005	2006
US — Mexico Pipelines and Matamoros Terminal Facility: (a)
U.S. Pipelines and Rights of Way	$6,747,000	$6,852,000
Mexico Pipelines and Rights of Way	993,000	1,046,000
Matamoros Terminal Facility	5,875,000	5,564,000
Land	705,000	705,000

Total	14,320,000	14,167,000
Less: accumulated depreciation and amortization	(2,908,000)	(3,463,000)

	$11,412,000	$10,704,000

(a)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E — PROPERTY, PLANT AND EQUIPMENT — Continued
Depreciation expense of property, plant and equipment from continuing operations totaled $120,000, $627,000 and $591,000 for each of the three years in the period ended December 31, 2006, respectively.
Property, plant and equipment, net of accumulated depreciation, includes $5,745,000, $5,327,000 and $4,704,000 of costs, located in Mexico at December 31, 2004, 2005 and 2006, respectively.
NOTE F — DEBT OBLIGATIONS
TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note D), TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of December 31, 2006) plus 2% annually and interest is payable monthly.
NOTE G — INCOME TAXES
The tax effects of Mexican income tax temporary differences and carryforwards that give rise to Mexican deferred tax assets and liabilities were as follows at December 31,:

	2005		2006
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$5,000	$—	$2,000	$—
Net operating loss carryforward	4,000	—	—	—

	9,000	—	2,000	—
Less: valuation allowance	9,000	—	2,000	—

	$—	$—	$—	$—

Rio Vista’s Mexican subsidiaries incur income tax expense in Mexico on their taxable income. Mexican income tax expense for the years ended December 31, 2004, 2005 and 2006 was approximately $22,000, $35,000 and $37,000, respectively. No deferred Mexican income tax expense was recorded for the year ended December 31, 2006.
Management believes that the valuation allowance reflected above is appropriate because of the uncertainty that sufficient taxable income will be generated in future taxable years by Rio Vista’s Mexican subsidiaries to utilize the deferred tax assets.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G — INCOME TAXES — Continued
Rio Vista is taxed as a Partnership under Code Section 701 of the Internal Revenue Code. All of Rio Vista’s income is taxed at the partner level, therefore, Rio Vista has no U.S. income tax expense or liability. The Partnership’s significant basis differences between the tax bases and the financial statement bases of its assets and liabilities are the cost basis and depreciation differences of the depreciable assets and deferred interest and compensation costs on unexercised warrants. The net reversal of cost basis and depreciation differences vary considerably from limited partner to limited partner due to allocations under Section 734 and 743 of the Internal Revenue Code. The deferred interest and compensation cost for tax purposes is $766,000. Interest and compensation expense may or may not be recognized for tax purposes depending on the exercise of related warrants prior to their expiration.
NOTE H — PARTNERS’ CAPITAL
Common Units
In connection with the Spin-Off on September 30, 2004, Rio Vista issued 1,910,656 common units to the holders of Penn Octane common stock.
The common units represent limited partner interests in Rio Vista. The holders of common units are entitled to participate in Rio Vista’s distributions and exercise the rights or privileges available to limited partners under the partnership agreement. The holders of common units have only limited voting rights on matters affecting Rio Vista. Holders of common units have no right to elect the General Partner or its managers on an annual or other continuing basis. Penn Octane elects the managers of the General Partner. Although the General Partner has a fiduciary duty to manage Rio Vista in a manner beneficial to Rio Vista and its unitholders, the managers of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Penn Octane and the other owners of the General Partners. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding common units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes.
In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista’s operations, as well as other provisions limiting the holders of common units ability to influence the manner or direction of management.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H — PARTNERS’ CAPITAL — Continued
General Partner Interest
The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore Jr., former president of Penn Octane and former chief executive officer of Rio Vista, and by Mr. Jerome B. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading is also a party to the voting agreement with Penn Octane.
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provides Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading.
Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option is $1,300,000, for a total purchase price of $1,400,000, if Penn Octane exercises the Purchase Option between July 1 and July 31, 2007. If Penn Octane exercises the Purchase Option before July 1, 2007, the exercise price is $1,700,000, for a total purchase price of $1,800,000. The Purchase Option expires if it is not exercised on or before July 31, 2007.
The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.
Distributions of Available Cash
All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% general partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H — PARTNERS’ CAPITAL — Continued
Distributions of Available Cash — Continued
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006, Rio Vista made a cash distribution of $0.25 per unit totaling $487,000 (including amount paid to the General Partner) for the quarter ended September 30, 2006. On January 18, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,000 (including amount paid to the General Partner) for the quarter ended December 31, 2006. Total arrearages owed to the limited partners and the General Partner after the January 2007 distribution is $2,400,000.
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, Penn Octane will only be entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.
NOTE I — UNIT WARRANTS
Options and Warrants
Rio Vista has no U.S. employees and is managed by its General Partner. Rio Vista applies SFAS 123R for warrants granted to employees and managers of the General Partner and for warrants issued to acquire goods and services from non-employees.
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
In connection with an employment agreement with Mr. Shore, Shore Capital received warrants to acquire 97,415 common units of Rio Vista with an exercise price of $8.47 per common unit. On October 1, 2004, Rio Vista recorded approximately $344,000 of compensation cost related to these warrants. The warrants expired on July 10, 2006.

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
Equity Incentive Plan
On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. In addition the board of managers may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the partnership agreement and applicable rules of the NASDAQ Stock Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.
On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to the then executive officers of the General Partner and to Mr. Richter (then chairman of the board of the General Partner) and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under the 2005 Plan (see note I). Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — UNIT WARRANTS — Continued
For warrants granted to non-employees, Rio Vista applies the provisions of SFAS 123R to determine the fair value of the warrants issued. No warrants were granted to non-employees for each of the three years in the period ended December 31, 2006.
A summary of the status of Rio Vista’s warrants for each of the three years in the period ended December 31, 2006 and changes during the years ending on these dates are presented below:

	2004		2005
		Weighted		Weighted
		Average		Average
Warrants	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	—	$—	215,540	$16.18
Conversion of warrants at the Spin-Off	317,813	22.56	—	—
Granted	97,415	8.47	219,000	8.73
Exercised	—	—	—	—
Expired	(199,688)	22.57	(51,250)	34.30

Outstanding at end of year	215,540	16.18	383,290	9.50

Warrants exercisable at end of year	214,084		380,494

	2006
		Weighted
		Average
Warrants	Shares	Exercise Price
Outstanding at beginning of year	383,290	$9.50
Granted	—	—
Exercised	—	—
Expired	(173,571)	8.13

Outstanding at end of year	209,719	10.64

Warrants exercisable at end of year	209,719

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — UNIT WARRANTS — Continued
The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during each of the three years in the period ended December 31, 2006, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

	2004		2005
	For warrants granted		For warrants granted
	Weighted	Weighted	Weighted	Weighted
Exercise price compared to	Average	Average	Average	Average
market price on grant date	Fair Value	Exercise Price	Fair Value	Exercise Price
Equals market price	$—	$—	$—	$—
Exceeds market price	—	—	—	—
Less than market price	3.18	8.47	3.42	8.73

2006
For warrants granted
	Weighted	Weighted
Exercise price compared to	Average	Average
market price on grant date	Fair Value	Exercise Price
Equals market price	$—	$—
Exceeds market price	—	—
Less than market price	—	—
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
The following table summarizes information about the warrants outstanding at December 31, 2006:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2006	Life	Price	2006	Price
$5.00 to $9.79	56,750	2.01 years	$5.21	56,750	$5.21
$11.46 to $16.56	152,969	1.39	12.65	152,969	12.65

	209,719	1.56	$10.64	209,719	$10.64

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — UNIT WARRANTS — Continued
The aggregate intrinsic value of options outstanding at December 31, 2006 was $0.
A summary of the status of nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

		Weighted
		Average Grant-
Nonvested shares	Shares	Date Fair Value
Nonvested at January 1, 2006	2,796	3.04
Granted	—
Vested	(2,796)	3.04
Forfeited	—

Nonvested at December 31, 2006	—

NOTE J — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries were named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. Neither of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of Penn Octane, Rio Vista or any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.
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
Even though the accident took place in Mexico, these lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The amended injunction superseded a previous order for temporary injunction issued on June 13, 2006. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. On January 17, 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2007, plaintiffs filed a motion to remand the case to the state court in Cameron County, Texas. Limited discovery has been conducted to date in this proceeding. The parties anticipate that discovery will be completed during 2007.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs sought unspecified monetary damages. In March 2007, Rio Vista entered into a settlement agreement with the plaintiffs on terms deemed favorable to Rio Vista. Rio Vista’s legal fees and settlement costs were covered by insurance.
Management believes the remaining lawsuit against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries relating to the accident in Lucio Blanco is without merit and, based on the advice of counsel, does not anticipate liability for damages. Rio Vista’s insurance carrier is expected to bear the legal fees and expenses in connection with defending this case. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.
On December 14, 2004, a subsidiary of Rio Vista brought a condemnation action against a landowner in order to obtain a right-of-way in connection with Rio Vista’s existing pipelines that run between Brownsville, Texas and Matamoros, Mexico. The case is captioned Rio Vista Operating Partnership L.P. vs. Guajardo, Jr. Farms, Inc., and was filed in the County Court No. 3 of Cameron County, Texas. Subsequently, the landowner filed an inverse condemnation counterclaim against Rio Vista and Penn Octane seeking damages of $1,800,000. After mediation in February 2007, this matter settled for the amount of $200,000 paid by Rio Vista to the landowner. On March 21, 2007, the easement agreement from the landowner was recorded in the real property records form Cameron County, Texas.
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
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of December 31, 2006, Penn Octane had a $15,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. In connection with the Spin-Off, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Rio Vista’s guarantee and asset pledge continue under the existing RZB Credit Facility. In addition, Rio Vista may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility, Letters of Credit and Other — Continued
Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at December 31, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.
LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $101,000, $290,000 and $239,000 for each of the three years in the period ended December 31, 2006, respectively and is included in the consolidated statement of operations in discontinued operations.
Consulting Agreement
During November 2005, Penn Octane, Rio Vista and Mr. Richter entered into a consulting agreement whereby Mr. Richter shall served as a special advisor to the board of directors of Penn Octane and the board of managers of the General Partner and provided the following services (Services) to both Penn Octane and Rio Vista: assistance with the sale of all or part of their LPG assets, assistance with other transactions (including restructurings) involving the companies as mutually agreed by the parties and such other services that the companies may reasonably request.
In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista paid the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the previous agreement with PMI. Amounts expensed pursuant to (i) above (see note D) were $138,000 and have been paid to Mr. Richter. Amounts expensed pursuant to (ii) above for the year ended December 31, 2006 totaled approximately $3,000.
Mr. Richter’s consulting agreement expired on November 14, 2006.
Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Rio Vista and to Penn Octane. JBR Capital is controlled by Mr. Richter. The provisions of the Consulting Agreement are effective as of November 15, 2006 (Effective Date).
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. Pursuant to a related letter agreement, JBR Capital has agreed that Rio Vista will apply 50% of the amount of any fees payable to JBR Capital under the Consulting Agreement against amounts owed by Richter to Penn Octane pursuant to a promissory note. During the period November 15, 2006 through December 31, 2006, Rio Vista expensed approximately $35,000 in connection with the Consulting Agreement of which $9,000 was applied against a promissory note. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.

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
Rio Vista estimates that more than 90% of its gross income is “qualifying income”. No ruling has been or will be sought from the IRS and the IRS has made no determination as to Rio Vista’s classification as a partnership for federal income tax purposes or whether Rio Vista’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.
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
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
The dollar amounts of Penn Octane’s obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $5,192,000 at December 31, 2006 based on Penn Octane’s most recently filed Annual Report on Form 10-K and the amounts were as follows:

Fuel Products trade accounts payable	$3,102,000
Lines of credit	$804,000
Letters of credit in excess of Fuel Products trade accounts payable	$1,286,000
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility totals $17,881,000 at December 31, 2006 and the amounts were as follows:

Accounts receivable	$3,505,000
Restricted cash	$1,862,000
Inventory	$1,603,000
Property, plant and equipment, net	$10,911,000
Rio Vista’s assets that are included in the above amounts are as follows:

Accounts receivable	$523,000
Property, plant and equipment, net	$10,704,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K — RELATED PARTY TRANSACTIONS
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
Under the terms of the LPG Supply Agreement and Omnibus Agreement, Penn Octane charged Rio Vista $33,908,000, $115,427,000 and $70,051,000 for each of the three years in the period ended December 31, 2006, respectively.
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
NOTE L — MEXICAN OPERATIONS
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M — SELECTED QUARTERLY DATA — (UNAUDITED)
Rio Vista Energy Partners L.P. and Subsidiaries
Selected Quarterly Data

	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2005:
Revenues	$—	$—	$—	$—
Gross profit	(434,000)	(423,000)	(675,000)	(562,000)
Net income (loss)	172,000	(728,000)	(1,074,000)	(531,000)
Net income (loss) per common unit	0.09	(0.37)	(0.55)	(0.28)
Net income (loss) per common unit assuming dilution	0.08	(0.37)	(0.55)	(0.28)

	March 31,	June 30,	September 30, (a)	December 31,
Year ended December 31, 2006:
Revenues	$—	$—	$191,000	$717,000
Gross profit (loss)	(540,000)	(446,000)	(207,000)	287,000
Net income (loss)	(251,000)	(434,000)	4,697,000	(714,000)
Net income (loss) per common unit	(0.13)	(0.22)	2.41	(0.37)
Net income (loss) per common unit assuming dilution	(0.13)	(0.22)	2.41	(0.37)
(a) See note D.
NOTE N — ACCRUED LIABILITIES
Accrued liabilities consist of the following as of December 31:

	2005	2006
Mexican taxes payable	$482,000	$299,000
Other accrued liabilities	499,000	403,000

	$981,000	$702,000

NOTE O — SUBSEQUENT EVENT (UNAUDITED)
On March 21, 2007, the board of managers the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant.

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
February 13, 2006, except
for note J, as to which the
date is February 15, 2007

Penn Octane Corporation’s Owned Pipeline and Terminal Operations -
A Division of Penn Octane Corporation
CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2003	July 31, 2004	September 30, 2004
Current Assets
Restricted cash	$3,405,000	$3,778,000	$1,988,000
Trade accounts receivable	3,593,000	5,720,000	7,387,000
Net current assets from discontinued operations	2,657,000	2,307,000	2,268,000

Total current assets	9,655,000	11,805,000	11,643,000
Property, plant and equipment — net	13,049,000	12,413,000	12,333,000

Total assets	$22,704,000	$24,218,000	$23,976,000

LIABILITIES AND PARENT’S EQUITY IN DIVISION

Current Liabilities
Income taxes payable	816,000	695,000	101,000

Total current liabilities	816,000	695,000	101,000
Parent’s equity in division	21,888,000	23,523,000	23,875,000

Total liabilities and parent’s equity in division	$22,704,000	$24,218,000	$23,976,000

The accompanying notes are an integral part of these statements.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations -
A Division of Penn Octane Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

				Two months
				ended
	Year ended July 31,			September 30,
	2002	2003	2004	2004
Revenues	$—	$—	$—	$—
Cost of goods sold	1,588,000	1,766,000	1,504,000	261,000

Gross profit	(1,588,000)	(1,766,000)	(1,504,000)	(261,000)
Selling, general and administrative expenses
Legal and professional fees	643,000	915,000	527,000	28,000
Salaries and payroll related expenses	922,000	1,335,000	1,885,000	238,000
Other	494,000	762,000	835,000	114,000

	2,059,000	3,012,000	3,247,000	380,000
Gain on sale of equipment	—	232,000	—	—
Asset impairment charges	—	—	(324,000)	—

Income from continuing operations before taxes	(3,647,000)	(4,546,000)	(5,075,000)	(641,000)
Provision (benefit) for income taxes	—	—	—	—

Net income from continuing operations	(3,647,000)	(4,546,000)	(5,075,000)	(641,000)
Net income from discontinued operations, net of tax	6,141,000	6,131,000	6,258,000	836,000

Net income (loss)	$2,494,000	$1,585,000	$1,183,000	$195,000

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
(1) Persuasive evidence of an arrangement exists and the price is determined
(2) Delivery has occurred at the Matamoros or Brownsville terminal facility
(3) Collectibility is reasonably assured
Any amounts collected from customers for whom the delivery has not occurred are recorded as an obligation to deliver LPG in the consolidated balance sheet. Losses, if any, resulting from inventory imbalances from such sales are recognized currently, and gains, if any, are recognized at final delivery.
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

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C — INVENTORY
Inventory sold in connection with the Restated LPG Asset Sale are reflected in net current assets from discontinued operations (see note J).
NOTE D — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

			September 30,
	July 31, 2003	July 31, 2004	2004(a)
US — Mexico Pipelines and Matamoros Terminal Facility:
U.S. Pipelines and Rights of Way	$6,680,000	$6,775,000	$6,775,000
Mexico Pipelines and Rights of Way	993,000	993,000	993,000
Matamoros Terminal Facility	5,109,000	5,876,000	5,876,000
Saltillo Terminal	1,027,000	—	—
Land	856,000	856,000	856,000

	14,665,000	14,500,000	14,500,000
Less: accumulated depreciation and amortization	(1,616,000)	(2,087,000)	(2,167,000)

	$13,049,000	$12,413,000	$12,333,000

(a) Amounts reflect balances immediately prior to the Spin-Off — see note A.
Property, plant and equipment sold in connection with the Restated LPG Asset Sale are reflected in net current assets from discontinued operations (see note J).

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
Depreciation and amortization expense of property, plant and equipment totaled $698,000, $760,000 and $707,000 for the years ended July 31, 2002, 2003 and 2004, respectively. Depreciation expense for the two months ended September 30, 2004 totaled $119,000.
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
The Company accounts for stock option plans in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations which recognize compensation expense on the grant date if the current market price of the stock exceeds the exercise price.
SFAS 148 and 123 Disclosures
For purpose of the following disclosure, stock-based employee compensation has been computed based upon the allocation of employee salary and related costs to the Company referred to in note A. Had compensation cost related to the warrants granted to employees and allocated to the Company on that basis been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company’s pro forma net income (loss), would have been as follows:

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E — STOCK-BASED COMPENSATION — Continued
SFAS 148 and 123 Disclosures — Continued

				Two months
				ended
	Years ended July 31,			September 30,
	2002	2003	2004	2004
Net income as reported	$2,494,000	$1,585,000	$1,183,000	$195,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(997,000)	(777,000)	(19,000)	—

Net income (loss) pro forma	$1,497,000	$808,000	$1,164,000	$195,000

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

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE F — COMMITMENTS AND CONTINGENCIES — Continued
Operating Lease Commitments — Continued
Rent expense was as follows:

				Two months
				ended
	Years ended July 31,			September 30,
	2002	2003	2004	2004
Brownsville Lease and Other	$109,000	$97,000	$108,000	$18,000
Rent Expense	220,000	71,000	71,000	11,000

Total	$329,000	$168,000	$179,000	$29,000

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
During March 2000, Penn Octane and Duke entered into a three year supply agreement (Duke Supply Contract) whereby Duke has agreed to supply and Penn Octane has agreed to take, a monthly average of 1,900,000 gallons (Duke Supply) of propane or propane/butane mix beginning April 1, 2000. In March 2003 Penn Octane extended the Duke Supply Contract for an additional year pursuant to the Duke Supply Contract which provided for automatic annual renewals unless terminated in writing by either party. The Duke Supply Contract, which expired in March 2004, was not renewed. The purchase price was indexed to variable posted prices.
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

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J — SUBSEQUENT EVENT
On August 22, 2006, Rio Vista completed the sale and assignment to TransMontaigne of certain LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located, (collectively, the Brownsville Terminal Assets) and assignment of the 2006 PMI agreement (Brownsville Terminal Assets and the 2006 PMI agreement collectively, the Rio Vista Sold Assets) pursuant to an amended and restated purchase and sale agreement (Rio Vista Restated PSA). The Rio Vista Restated PSA replaced the previous purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005. Rio Vista retained its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the Retained Assets). The purchase price for the Rio Vista Sold Assets was $8,300,000 less closing adjustments of $351,173 and escrow cleaning costs of $500,000 (see paragraph below).
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
The Rio Vista Restated PSA required Rio Vista to escrow $500,000 for disposal and cleaning cost of the refined products tank farm (Escrow Cleaning Costs) and the TransMontaigne Note was amended whereby Rio Vista was required to pay $300,000 of principal at closing and will be required to pay the remaining outstanding principal balance on August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. Rio Vista currently estimates that the amount, if any, of the Escrow Cleaning Costs that maybe returned by TransMontaigne, will be immaterial.
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The existing PMI agreement between TransMontaigne and PMI expires on March 31, 2007. Rio Vista is currently not aware of any renewal or extension of the existing PMI agreement. Rio Vista receives a fee for all LPG product transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J — SUBSEQUENT EVENT — Continued
In connection with Mr. Jerome B. Richter’s consulting agreement, Penn Octane and Rio Vista paid Mr. Richter $193,216 and $138,399, respectively, for fees due on the sale of the Penn Octane Sold Assets and Rio Vista Sold Assets.
The sale of the Rio Vista Sold Assets constituted a disposal of a business in accordance with FAS 144. Accordingly, the financials statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets, consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility have been included in costs of goods sold since these costs will continue to be incurred in connection with the LPG Transportation Agreement.
The components comprising net current assets from discontinued operations at July 31, 2003, 2004 and September 30, 2004 (immediately prior to the Spin-Off — see note A) were as follows:

			September 30,
	July 31, 2003	July 31, 2004	2004 (b)
Brownsville Terminal Facility:
Building	$173,000	$173,000	$173,000
Terminal facilities	3,631,000	3,631,000	3,631,000
Tank Farm	374,000	374,000	374,000
Leasehold improvements	303,000	303,000	303,000
Capital construction in progress	96,000	—	—
Equipment	226,000	226,000	226,000
Truck	—	26,000	26,000

	4,803,000	4,733,000	4,733,000
Less: Accumulated depreciation(a)	(2,385,000)	(2,621,000)	(2,660,000)
Inventories	239,000	195,000	195,000

Net current assets from discontinued operations	$2,657,000	$2,307,000	$2,268,000

(a)
LPG terminal, building and leasehold improvements were depreciated over 8 to 19 years. Brownsville Terminal related assets were depreciated over their estimated useful lives not to exceed the term of the Pipeline Lease.

(b)	See note A.

Penn Octane Corporation’s Owned Pipeline and Terminal Operations —
A Division of Penn Octane Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J — SUBSEQUENT EVENT — Continued
LPG Supply Agreement with Penn Octane
Penn Octane entered into the LPG Supply Agreement with Rio Vista pursuant to which Rio Vista had agreed to purchase all of its LPG requirements for sales which utilized the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane was able to supply such LPG requirements. The LPG Supply Agreement further provided that Rio Vista had no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane ceased to have the right to access the Leased Pipeline.
Under the LPG Supply Agreement, Penn Octane supplied all of Rio Vista’s LPG requirements in connection with its LPG sales obligations to PMI. The purchases of the LPG were at fluctuating prices and were determined based on the cost of LPG under Penn Octane’s agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that took into consideration operating costs of Penn Octane and Rio Vista. Rio Vista expected the aggregate costs per gallon to purchase LPG (less any applicable adjustments) to be below the aggregate sales prices per gallon of LPG sold to PMI.
The LPG Supply Agreement was to terminate on the earlier to occur of:
•	Penn Octane ceased to have the right to access the Leased Pipeline that connected to Rio Vista’s Brownsville Terminal Facility; or

•	Rio Vista ceased to sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.
As a result of the Restated LPG Asset Sale, the LPG Supply Agreement was terminated.

Schedule II
Rio Vista Energy Partners L.P. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at End
Description	Period	Expenses	Other Accounts	Deductions	of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Year ended December 31, 2005
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Year ended December 31, 2004
Allowance for doubtful accounts	$—	$—	$—	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
The General Partner’s management, including the principal executive officer/principal financial officer, is responsible for establishing and maintaining disclosure controls and procedures and therefore has conducted an evaluation of Rio Vista’s disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of December 31, 2006. Based on their evaluation, the General Partner’s principal executive officer/principal accounting officer concluded that Rio Vista’s disclosure controls and procedures are effective.
There was no change in Rio Vista’s internal control over financial reporting during the quarter or year ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, Rio Vista’s internal control over financial reporting.
Item 9B. Other Information.
Inapplicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Rio Vista does not have directors, managers or officers. The board of managers and officers of Rio Vista GP LLC, the general partner of Rio Vista (General Partner), a subsidiary of Penn Octane, perform all management functions for Rio Vista. Officers of the General Partner are appointed by its board of managers. The officers of the General Partner are paid directly by Penn Octane. Other than distributions attributable to its general partner interest and incentive distribution rights, the General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista’s business. Pursuant to the Omnibus Agreement, Penn Octane is entitled to receive reimbursement for all direct and indirect expenses it or the General Partner incurs on Rio Vista’s behalf, including general and administrative expenses. The indirect expenses include an allocation of the salaries and benefit costs related to employees (including executive officers) of Penn Octane who provide services to Rio Vista based on actual time spent performing services between Penn Octane and the General Partner. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations.
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

			Manager
Name of Manager	Age	Position with the General Partner	Since
Richard R. Canney	52	Manager and Chairman of the Board	2004
Murray J. Feiwell	69	Manager	2004
Douglas G. Manner	51	Manager	2004
All managers hold office until their successors are duly elected and qualified or until their earlier resignation or removal.
Richard R. Canney was elected as a member of the board of managers of the General Partner in August 2004. Since 1997, Mr. Canney has been employed in the mergers and acquisitions and new ventures division of Shell Oil Company in Houston, Texas. Prior to joining Shell, Mr. Canney was a Director and Managing Partner of Corporacion Mercantil Internacional, S.A. de C.V. in Mexico City. From 1994 to 1996, Mr. Canney was a professor of finance at Instituto Tecnologico Autonomo de Mexico in Mexico City. Mr. Canney earned a Masters of Business Administration from the University of Chicago in June 1989. Mr. Canney is also Chairman of the Board of Penn Octane.
Murray J. Feiwell was elected as a member of the board of managers of the General Partner in August 2004. From 1986 until January 1, 2007, Mr. Feiwell served as President and Chief Executive Officer of Feiwell & Hannoy, P.C., a law firm located in Indianapolis, Indiana, that specializes in general civil practice, bankruptcy and creditors’ rights, real estate and foreclosure, general business and commercial law. From 1997 until January 1, 2007, Mr. Feiwell has also served as President and Chief Executive Officer of Statewide Title Company, a title company located in Indianapolis, Indiana. Mr. Feiwell earned a J.D. from the University of Michigan in 1963. Mr. Feiwell retired from the practice of law on January 1, 2007 and no longer owns an interest in the law firm or the title company.

Douglas G. Manner was elected as a member of the board of managers of the General Partner in August 2004. Mr. Manner is currently Senior Vice President and Chief Operating Officer of Kosmos Energy, LLC, a private oil and gas exploration company. Mr. Manner joined Kosmos Energy in January 2004. Prior to Kosmos Energy, Mr. Manner served as President and Chief Operating Officer of White Stone Energy since August 2002. For the two years prior to joining White Stone Energy, Mr. Manner was Chairman and Chief Executive Officer of Mission Resources and Chairman of the Board of one of Mission’s predecessor companies, Bellwether Exploration. Prior to joining Bellwether, Mr. Manner was employed by Ryder Scott Petroleum Engineers for fifteen years and by Gulf Canada Resources Limited. Mr. Manner is a member of the board of directors of Blizzard Energy, Inc., an oil and gas company based in Alberta, Canada; Resolute Energy Inc., an oil and gas company based in Alberta, Canada; Westside Energy Corporation, an oil and gas company based in Texas; and Cordero Energy Inc., an oil and gas company based in Alberta, Canada. Mr. Manner holds a B.S. degree in mechanical engineering from Rice University.
Information Regarding The Board Of Managers
The business of Rio Vista is managed under the direction of the board of managers of Rio Vista GP LLC. The board conducts its business through meetings of the board and its committees. During 2006, the board held four meetings and the audit committee held four meetings. No member of the board attended less than 75% of the meetings of the board and committees of which he was a member.
The board of managers is currently composed of three members, none of whom are members of the management of either Rio Vista GP LLC or Penn Octane. The board has determined that all three of its managers, Messrs. Canney, Feiwell, and Manner, meet the independence requirements under the rules of the NASDAQ Stock Market. As a result, although not required by NASDAQ rules applicable to limited partnerships, the majority of the board of managers is comprised of independent managers.
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
Audit Committee
The Company’s audit committee (Audit Committee) consists of Mr. Canney (Chairman), Mr. Feiwell, and Mr. Manner. Mr. Canney and Mr. Manner are considered “audit committee financial experts” as defined in applicable rules of the Securities and Exchange Commission. The board has determined that all three members of the audit committee meet the audit committee independence requirements under the rules of the NASDAQ Stock Market. The board of managers has adopted a written charter for the audit committee.
The audit committee reviews and reports to the board on various auditing and accounting matters, including the quality, objectivity and performance of Rio Vista’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The audit committee met 4 times in 2006.
Compensation Committee
Rio Vista GP LLC has a compensation committee composed of managers whom the board has determined to be independent.
During the period from January 1, 2006 until October 6, 2006, Stewart J. Paperin, Emmett M. Murphy and Harvey L. Benenson served as the members of the compensation committee of Penn Octane. For the period October 7, 2006 through December 31, 2006, Bruce I. Raben and Eugene A. Viele served as the members of the compensation committee of Penn Octane.
Richard R. Canney, Murray J. Feiwell and Douglas G. Manner served as the members of the compensation committee of the General Partner during the year ended December 31, 2006.

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
Report of the Audit Committee for Fiscal Year 2006
The primary function of the Audit Committee is oversight of Rio Vista’s financial reporting process, public financial reports, internal accounting and financial controls, and the independent audit of the annual consolidated financial statements. The Audit Committee acts under a written charter. The Audit Committee reviews the adequacy of the charter at least annually. All of the committee’s members are independent and one of its members is an audit committee financial expert under Securities and Exchange Commission rules. The committee held four meetings in 2006 at which, as discussed in more detail below, the committee had extensive reports and discussions with members of management and Burton, McCumber & Cortez, L.L.P. (BMC), Rio Vista’s independent registered public accounting firm. At each meeting, the committee met with management and BMC, both with and without management present.
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
Based on the reviews and discussions referred to above, in reliance on management and BMC, and subject to the limitations of its role described below, the committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, for filing with the Securities and Exchange Commission.
The committee has also appointed BMC to audit Rio Vista’s financial statements for 2007.
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
BY THE AUDIT COMMITTEE
RICHARD R. CANNEY
MURRAY J. FEIWELL
DOUGLAS G. MANNER

Executive Officers of the General Partner
The names of the General Partner’s executive officer and certain information about him are set forth below:

			Officer
Name of Executive Officer	Age	Position with General Partner	Since
Ian T. Bothwell	47	Acting Chief Executive Officer, Acting President, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	2003
Ian T. Bothwell was elected Treasurer of the General Partner effective July 10, 2003. Effective September 30, 2004, Mr. Bothwell was elected to serve as Chief Financial Officer, Vice President and Assistant Secretary of the General Partner. He was elected Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary of Penn Octane in October 1996. In November 2006, he was appointed acting Chief Executive Officer and Acting President of the General Partner and of Penn Octane. He also served as a director of Penn Octane from March 1997 until July 2004. Since July 1993, Mr. Bothwell has been a principal of Bothwell & Asociados, S.A. de C.V., a Mexican management consulting and financial advisory company that was founded by Mr. Bothwell in 1993 and specializes in financing infrastructure projects in Mexico. From February 1993 through November 1993, Mr. Bothwell was a senior manager with Ruiz, Urquiza y Cia., S.C., the affiliate in Mexico of Arthur Andersen L.L.P., an accounting firm. Mr. Bothwell also serves as Chief Executive Officer of B & A Eco-Holdings, Inc., the company formed to purchase Penn Octane’s CNG assets.
Code of Business Conduct
In 2004, Rio Vista adopted a code of conduct that applies to Rio Vista GP LLC’s executive officers, including its principal executive officer, principal financial officer and principal accounting officer. This Code charges the executive officers of Rio Vista GP LLC with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in the documents and reports Rio Vista files with the SEC and compliance with applicable laws, rules and regulations.
In April 2007, the board of managers approved a revised code of conduct that incorporates a formal policy for the approval of transactions with related persons. See “Certain Relationships and Related Transactions and Director Independence.”
Compliance under Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Exchange Act requires the General Partner’s managers and executive officers, and persons who own more than 10% of a registered class of Rio Vista’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish Rio Vista with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, Rio Vista believes that all managers and officers of the General Partner and 10% unitholders of Rio Vista complied with such filing requirements except as follows: Jerome B. Richter filed a late Form 4 in August 2006 regarding the purchase of 184 common units in August 2006; and Jerry V. Swank filed amendments to Form 3 and Form 4 and filed Form 5 in October, 2006 regarding corrections to previously filed Forms 3 and 4 and certain unreported transactions in 2005 and 2006.

Item 11. Executive Compensation.
Rio Vista does not have directors, managers or officers. The board of managers and officers of the General Partner perform all management functions for Rio Vista. Officers of the General Partner are appointed by its board of managers. The officers of the General Partner currently hold the same positions as the officers of Penn Octane. All officers of the General Partner are paid directly by Penn Octane. Pursuant to the Omnibus Agreement, Penn Octane is entitled to receive reimbursement for all direct and indirect expenses it or the General Partner incurs on Rio Vista’s behalf, including general and administrative expenses. The direct expenses include the salaries and benefit costs related to employees of Penn Octane who provide services to Rio Vista. The General Partner has sole discretion in determining the amount of these expenses.
COMPENSATION FROM PENN OCTANE
The table below sets forth a summary of compensation paid for the last three years, if applicable, to those employees of Penn Octane who served as the General Partner’s Chief Executive Office, Chief Financial Officer and its other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2006. The General Partner’s executive officers are paid by Penn Octane. The services rendered by the executive officers to the General Partner are provided pursuant to the terms of the Omnibus Agreement for which Rio Vista pays Penn Octane for its allocable portion of general and administrative expenses incurred by Penn Octane, including expenses for services rendered by Penn Octane employees, for the benefit of Rio Vista.
Penn Octane’s compensation to executive management was administered by the compensation committee of the board of directors of Penn Octane. As of December 31, 2006, the compensation committee of Penn Octane was comprised of two directors both of whom are outside directors, who report to the Board of Directors on all compensation matters concerning Penn Octane’s executive officers, including Penn Octane’s Chief Executive Officer, Chief Financial Officer and Penn Octane’s other executive officers (collectively, with the Chief Executive Officer and Chief Financial Officer, the Named Executive Officers) (see below). In determining annual compensation, including bonus, and other incentive compensation to be paid to the Named Executive Officers, the compensation committee considers several factors including overall performance of the Named Executive Officers (measured in terms of financial performance of Penn Octane, opportunities provided to Penn Octane, responsibilities, quality of work and/or tenure with Penn Octane), and considers other factors including retention and motivation of the Named Executive Officers and the overall financial condition of Penn Octane. The compensation committee provides compensation to the Named Executive Officers in the form of cash and equity instruments.
The base salary, cash bonuses and share based compensation is approved based on the Named Executive Officer’s position, level of responsibility, performance and tenure with Penn Octane.
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

Compensation Discussion and Analysis
Rio Vista GP LLC’s compensation to executive management is administered by the compensation committee of the board of managers. As of December 31, 2006, the compensation committee was comprised of three managers, of whom all are outside managers, who report to the board of managers on all compensation matters related to issuance of equity instruments and other compensation concerning the executive officers of the General Partner. The executive officers of the General Partner are also the Named Executive Officers of Penn Octane. In determining the amount of equity compensation to be awarded to the Named Executive Officers, the compensation committee considers factors including compensation already provided for the Named Executive Officers by Penn Octane and the overall performance of the Named Executive Officers in performing services on behalf of the General Partner (measured in terms of individual performance, financial performance of Rio Vista, opportunities provided to Rio Vista, responsibilities, quality of work and/or tenure with Rio Vista), and considers other factors including retention and motivation of the Named Executive Officers and the overall financial condition of Rio Vista.
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
In November 2006, Mr. Bothwell was appointed Acting Chief Executive Officer of Penn Octane. During the period January 1, 2006 until October 2006, Mr. Charles C. Handly served as Chief Executive Officer of Penn Octane. Mr. Handly retired in October 2006. Penn Octane’s compensation committee determined that Mr. Bothwell’s and Mr. Handly’s compensation was fair to Penn Octane.
At December 31, 2006, Penn Octane and Rio Vista had only one executive officer. During fiscal 2006, the officer did not receive any increase in his base salary over base salary paid during fiscal 2005. During fiscal 2006, the officer received a cash bonus of $70,000 associated with the Restated LPG Asset Sale. The executive did not receive any other bonus compensation in the form of cash, stock options or stock grants. Penn Octane and Rio Vista is aware of its limited executive management and its dependence on such management in performing the day to day operations.
On September 30, 2004, pursuant to the terms of an employment agreement dated May 13, 2003 with Richard Shore, Jr., the Company issued warrants to purchase 763,737 shares of Penn Octane’s common stock at an exercise price of $1.14 per share to Shore Capital, LLC, an affiliate of Mr. Shore. The warrants expired on July 10, 2006.
In connection with an employment agreement with Mr. Shore, Shore Capital received warrants to acquire 97,415 common units of Rio Vista with an exercise price of $8.47 per common unit. On October 1, 2004, Rio Vista recorded approximately $344,000 of compensation cost related to these warrants. The warrants expired on July 10, 2006.
On March 9, 2005, the board of directors of Penn Octane approved the grant to executive officers of Penn Octane excluding Mr. Shore, of warrants to purchase a total of 625,000 shares of Penn Octane’s common stock under its 2001 Warrant Plan previously approved by its stockholders. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane’s common stock as reported by the NASDAQ Capital Market on March 9, 2005. Warrants vest in equal monthly installments over a period of 36 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.
On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. In addition the board of managers may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the partnership agreement and applicable rules of the NASDAQ Stock Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to the then executive officers of the General Partner and to Mr. Richter (then chairman of the board of the General Partner) and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.
On February 13, 2007, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 127,500 shares of its common stock under Penn Octane’s 2001 Warrant Plan previously approved by the stockholders. Of the total number of warrants granted, 30,000 were issued to Mr. Bothwell, Acting Chief Executive Officer of Penn Octane and 97,500 were issued to outside directors of Penn Octane. The exercise price for the warrants is $0.51 per share, which was the closing price for Penn Octane common stock as reported by the Pink Sheets quotation system on February 13, 2007. Warrants granted to Mr. Bothwell vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Warrants granted to outside directors are fully vested on the date of grant and expire five years from the date of grant.
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under the 2005 Plan. Of the total number of options granted, 5,000 were issued to Mr. Bothwell and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to Mr. Bothwell vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.
On March 21, 2007, the board of managers of the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to Mr. Bothwell. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant.
The Company expects that it will need to hire additional executive management in connection with its future growth. The Company’s compensation committee is currently drafting guidelines related to executive compensation, including annual evaluations of the level of base salary, bonus payments, share based compensation and perquisites in an effort to be in a position to attract and/or retain its executives in the future.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included above. Based on this review and discussion, the committee has recommended to the board of managers that the Compensation Discussion and Analysis be included in Rio Vista’s annual report on Form 10-K and proxy statement.
By the Compensation Committee:
Richard R. Canney
Murray J. Feiwell
Douglas G. Manner

Compensation Committee Interlocks and Insider Participation
During the period from January 1, 2006 until October 6, 2006, Stewart J. Paperin, Emmett M. Murphy and Harvey L. Benenson served as the members of the compensation committee of Penn Octane. For the period October 7, 2006 through December 31, 2006, Bruce I. Raben and Eugene A. Viele served as the members of the compensation committee of Penn Octane.
Richard R. Canney, Murray J. Feiwell and Douglas G. Manner served as the members of the compensation committee of the General Partner during the year ended December 31, 2006. None of the Named Executive Officers of Rio Vista GP LLC has served as a member of the compensation committee of Rio Vista GP LLC or Penn Octane. Mr. Canney is a member of the board of directors of Penn Octane.
SUMMARY COMPENSATION TABLE
The following table sets forth annual and all other compensation to the Named Executive Officers, for services rendered in all capacities to both Penn Octane and Rio Vista and its subsidiaries during each of the periods indicated. This information includes the dollar values of base salaries, bonus awards, the number of warrants granted and certain other compensation, if any, whether paid or deferred. Rio Vista does not grant stock appreciation rights or other long-term compensation plans for employees.

								Changes in
								Pension Value and
							Non-Equity	Nonqualified
					Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal			Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Position	Year		($)	($)	($)	($)	($)	Earnings ($)	($)		Total ($)
Ian T. Bothwell	2006	(1)	180,000	70,000	—	—	—	—	—		250,000
Acting Chief Executive	2005	(2)	179,769	12,000	—	159,428(7)	—	—	140,625	(8)	491,822
Officer, Acting President,	2004	(3)	76,154	—	—	—	—	—	—		76,154
Chief Financial Officer,	2004	(4)	180,000	—	—	—	—	—	—		180,000
Vice-President, Treasurer and Assistant Secretary(5)

Charles C. Handly,	2006	(1)	180,115	50,000	—	—	—	—	—		230,115
Chief Executive Officer	2005	(2)	193,692	13,500	—	159,428(7)	—	—	140,625	(8)	507,245
and President (6)	2004	(3)	76,154	—	—	—	—	—	—		76,154
	2004	(4)	180,000	—	—	—	—	—	—		180,000

Jerry L. Lockett,	2006	(1)	144,231	15,000	—	—	—	—	—		159,231
Vice President and	2005	(2)	141,685	10,000	—	159,428(7)	—	—	140,625	(8)	451,738
Secretary(9)	2004	(3)	55,846	—	—	—	—	—	—		55,846
	2004	(4)	132,000	—	—	—	—	—	—		132,000

(1)	Amounts relate to the year ended December 31, 2006.

(2)	Amounts relate to the year ended December 31, 2005.

(3)	Amounts relate to the period August 1, 2004 through December 31, 2004.

(4)	Amounts relate to the year ended July 31, 2004.

(5)	Mr. Bothwell was appointed Acting President and Acting Chief Executive Officer of Penn Octane and the General Partner in November 2006.

(6)	Mr. Handly was appointed as President and Chief Executive Officer of Penn Octane and the General Partner in June 2005 and retired as such in October 2006.

(7)	Represents warrants to purchase 125,000 of common stock of Penn Octane, valued using the Black-Scholes option pricing model.

(8)	Represents warrants to purchase 15,625 common units of Rio Vista valued using the Black-Scholes option pricing model.

(9)	Mr. Lockett retired on November 30, 2006.

OPTION GRANTS AND RELATED INFORMATION
There were no grants of warrants to purchase Rio Vista common units during fiscal year 2006 to the Named Executive Officers.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
OPTION AWARDS

Equity Incentive
	Number of		Number of	Plan Awards:
	Securities		Securities	Number of
	Underlying		Underlying	Securities
	Unexercised		Unexercised	Underlying
	Options		Options	Unexercised	Option	Option
	Exercisable		Unexercisable	Unearned Options	Exercise	Expiration
Name	(#)		(#)	(#)	Price ($)	Date
Ian T. Bothwell	15,025		—	—	12.51	3/08/2008
Charles C. Handly	15,625	(a)	—	—	12.51	3/08/2008
Jerry L. Lockett	15,625	(a)	—	—	12.51	3/08/2008
(a)	Mr. Handly and Mr. Lockett retired during 2006. In connection with their retirement the board of managers approved full vesting for all unvested warrants as of their retirement date.
OPTION EXERCISES
There were no exercises of warrants to purchase Rio Vista common units during fiscal year 2006 to the Named Executive Officers.
Employment Contracts
From June 2005 through October 2006, Charles C. Handly served as President and Chief Executive Officer of Penn Octane and the General Partner. Neither Penn Octane nor the General Partner had an employment agreement with Mr. Handly.
In November 2006, Ian T. Bothwell was appointed as Acting President and Acting Chief Executive Officer of Penn Octane and the General Partner. Neither Penn Octane nor the General Partner has an employment agreement with Mr. Bothwell.

Termination and Change in Control
Rio Vista’s 2005 Equity Incentive Plan and the associated form of option agreement provide for acceleration of vesting of outstanding options in connection with the following events: a merger or consolidation in which Rio Vista and/or the General Partner is not the surviving entity; the sale, transfer or other disposition of at least 75% of the total assets of Rio Vista and/or the General Partner; the complete liquidation or dissolution of Rio Vista and/or the General Partner; a reverse merger in which Rio Vista and/or the General Partner is the surviving entity but (i) the Common Units outstanding immediately prior to such merger are converted or exchanged into other property by virtue of the merger, or (ii) in which securities possessing more than 50% of the total combined voting power of Rio Vista’s and/or the General Partner’s outstanding securities are transferred to persons different from those who held such securities immediately prior to such merger; the acquisition by any person of beneficial ownership of securities possessing more than 50% of the total combined voting power of Rio Vista’s and/or the General Partner’s outstanding securities; or a change in the composition of the Board of Managers over a period of 12 months or less such that a majority of the Managers ceases, by reason of one or more contested elections for Manager, to be comprised of individuals who are continuing Managers (as defined in the form of option agreement). There were no unvested options at December 29, 2006 and as a result no impact associated with the acceleration of unvested options as of December 29, 2006, assuming the triggering event took place on that date.
Compensation of Managers
The following table lists all compensation to managers during the year ended December 31, 2006.
MANAGER COMPENSATION

					Change in
					Pension Value
	Fee				and
	Earned			Non-Equity	Nonqualified	All Other
	or Paid	Stock	Option	Incentive	Deferred	Compen-
	in Cash	Awards	Awards	Plan Com-	Compensation	sation	Total
Name	($)(1)	($)	($)	pensation ($)	Earnings	($)(2)	($)
Richard R. Canney	40,833	—	—	—	—	21,500	62,333
Murray J. Feiwell	40,000	—	—	—	—	17,200	57,200
Douglas G. Manner	40,000	—	—	—	—	17,200	57,200
(1)	Amounts represent fees paid for the quarters ended March 2005 through June 2006 and amounts earned for the quarters ended September and December 2006.

(2)	Amounts represent cash bonus earned.
On April 10, 2007, the Board of Managers approved a form of Chairman Services Agreement and Manager Services Agreement. Pursuant to these agreements, the non-employee chairman of the board will receive annual cash compensation of $25,000, payable quarterly, and an annual grant of options to purchase 6,250 common units. Other non-employee managers will receive annual cash compensation of $20,000, payable quarterly, and an annual grant of options to purchase 5,000 common units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the amount of common units of Rio Vista beneficially owned as of March 15, 2007 by each person known by Rio Vista to own beneficially more than 5% of the outstanding common units of Rio Vista (Common Units).

		Amount and
		Nature
Title		of Beneficial
of Class	Name and Address of Beneficial Owner	Ownership(1)	Percent of Class
Common Units	Jerome B. Richter (2) 335 Tomahawk Drive, Palm Desert, CA 92211	516,452	26.60
Common Units	Swank Group, LLC, Swank Energy Income Advisors, L.P. and Jerry V. Swank(3) 3300 Oak Lawn Ave., Suite 650, Dallas, TX 75219	436,929	22.87

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

(2)	Includes 4,543 common units owned by Mr. Richter’s spouse and 31,250 common units issuable upon exercise of common unit purchase warrants.

(3)
Swank Group, LLC serves as the general partner of Swank Energy Income Advisors, L.P. (“Advisor”) and may direct the Advisor to direct the vote and disposition of the 436,929 common units of Rio Vista held by the Cushing Fund, L.P and/or Swank MLP Conveyance Fund, L.P (collectively “Swank Funds”). The Advisor is the general partner of the Swank Funds. The principal of Swank Group, LLC, Mr. Jerry V. Swank, may direct the vote and disposition of the 436,929 common units of Rio Vista held by the Swank Funds.

The following table sets forth the amount of Common Units of Rio Vista beneficially owned as of March 15, 2007 by each manager of the General Partner, each Named Executive Officer, and all managers and Named Executive Officers as a group. The address of each person in the table below is c/o Rio Vista Energy Partners L.P., 820 Gessner Road, Suite 1285, Houston, Texas 77024.

		Amount and Nature of
		Beneficial
Title of Class	Name of Beneficial Owner	Ownership (1)	Percent of Class
Common Units	Ian T. Bothwell (2)	17,013	*
Common Units	Charles C. Handly (3)	18,125	*
Common Units	Jerry L. Lockett (4)	18,903	*
Common Units	Richard R. Canney (5)	11,250	*
Common Units	Murray J. Feiwell(6)	13,215	*
Common Units	Douglas G. Manner (7)	10,000	*
Common Units	All Directors and Named Executive Officers as a group (6 persons) (8)	88,506	4.45

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common units which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 15, 2007, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all common units shown as beneficially owned by them.

(2)	Includes 17,013 common units issuable upon exercise of common unit purchase warrants.

(3)	Includes 15,625 common units issuable upon exercise of common unit purchase warrants.

(4)	Includes 15,625 common units issuable upon exercise of common unit purchase warrants.

(5)	Includes 11,250 common units issuable upon exercise of common unit purchase warrants.

(6)	Includes 10,000 common units issuable upon exercise of common unit purchase warrants.

(7)	Includes 10,000 common units issuable upon exercise of common unit purchase warrants.

(8)	Includes 79,513 common units issuable upon exercise of common unit purchase warrants.

Equity Compensation Plans
The following table provides information concerning Rio Vista’s equity compensation plans as of December 31, 2006.

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding options,	equity compensation
	of outstanding options,	warrants and rights	plans (excluding securities
	warrants and rights	(per unit)	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	209,719	$10.64	641,250

Total	209,719		641,250

(1) Under the terms of the partnership agreement and applicable rules of the NASDAQ Market, no approval by the unitholders of Rio Vista was required.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
In connection with the Spin-Off, on September 30, 2004 Rio Vista issued 1,910,656 common units to the holders of Penn Octane common stock.
General Partner Options
The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore Jr., former president of Penn Octane and former chief executive officer of Rio Vista, and by Mr. Jerome B. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading is also a party to the voting agreement with Penn Octane.
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provides Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading.
Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option is $1,300,000, for a total purchase price of $1,400,000, if Penn Octane exercises the Purchase Option between July 1 and July 31, 2007. If Penn Octane exercises the Purchase Option before July 1, 2007, the exercise price is $1,700,000, for a total purchase price of $1,800,000. The Purchase Option expires if it is not exercised on or before July 31, 2007.
Consulting Agreement
During November 2005, Penn Octane, Rio Vista and Mr. Richter entered into a consulting agreement whereby Mr. Richter shall served as a special advisor to the board of directors of Penn Octane and the board of managers of the General Partner and provided the following services (Services) to both Penn Octane and Rio Vista: assistance with the sale of all or part of their LPG assets, assistance with other transactions (including restructurings) involving the companies as mutually agreed by the parties and such other services that the companies may reasonably request.
In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista paid the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the previous agreement with PMI. Amounts expensed pursuant to (i) above (see note D) were $138,000 and have been paid to Mr. Richter. Amounts expensed pursuant to (ii) above for the year ended December 31, 2006 totaled approximately $3,000.
Related to Mr. Richter’s retirement in May of 2005, the board of directors approved full vesting for all unvested warrants over the remaining period of his consulting agreement. Mr. Richter’s consulting agreement expired on November 14, 2006.
In March 2007, Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Rio Vista and to Penn Octane. JBR Capital is controlled by Mr. Richter. The provisions of the Consulting Agreement are effective as of November 15, 2006 (Effective Date).

Consulting Agreement — Continued
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. Pursuant to a related letter agreement, JBR Capital has agreed that Rio Vista will apply 50% of the amount of any fees payable to JBR Capital under the Consulting Agreement against amounts owed by Richter to Penn Octane pursuant to a promissory note. During the period November 15, 2006 through December 31, 2006, Rio Vista expensed approximately $35,000 in connection with the Consulting Agreement of which $9,000 was applied against a promissory note. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
Mexican Operations
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
Management of Rio Vista
Rio Vista itself does not have directors, managers or officers. The board of managers and officers of the General Partner perform all management functions for Rio Vista. Officers of the General Partner are appointed by its board of managers. The officers of the General Partner are paid directly by Penn Octane. Other than distributions attributable to its general partner interest and incentive distribution rights, the General Partner does not receive a management fee or other compensation in connection with its management of Rio Vista’s business. The General Partner has a legal duty to manage Rio Vista in a manner beneficial to Rio Vista’s unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a “fiduciary” duty. Because the General Partner is currently owned 50% by Penn Octane, the officers and managers of the General Partner also have fiduciary duties to manage the business of the General Partner in a manner beneficial to Penn Octane and the other owners of the General Partner.
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
Under the Omnibus Agreement, Penn Octane provides the General Partner with corporate staff and support services in connection with its management and operation of the assets of Rio Vista. These services include management and centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit and incentive compensation plans and other corporate services. Penn Octane is reimbursed for the costs and expenses it incurs in rendering these services using a percentage calculated based on the time spent by Penn Octane’s employees on Rio Vista’s business. Each Penn Octane employee involved with Rio Vista activities accounts for his or her time each month related to Rio Vista as a percentage of his or her total time worked. The General Partner calculates the general and administrative expenses that are allocated to Rio Vista using the cumulative percentage. Administrative and general expenses directly associated with providing services to Rio Vista (such as legal and accounting services) are not included in the above allocation of indirect costs; such expenses are charged directly to Rio Vista.

Distributions
All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% general partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006, Rio Vista made a cash distribution of $0.25 per unit to all holders of record as of October 23, 2006 totaling $487,000 (including amount paid to the General Partner). On January 18, 2007, Rio Vista made a cash distribution of $0.25 per unit to all holders of record as of January 18, 2007 totaling $487,000 (including amount paid to the General Partner). Total arrearages owed to the limited partners and the General Partner after the consideration of the January 2007 distribution is $2,400,000.
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, Penn Octane will only be entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
Rio Vista is liable as guarantor on the RZB Credit Facility and will continue to pledge certain of its assets as collateral in connection with the RZB Credit Facility. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.
The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $5.2 million at December 31, 2006, based on Penn Octane’s most recently filed Annual Report on Form 10-K, and the amounts were as follows (in millions):

Fuel products trade payables	$3.1
Lines of credit	$0.8
Letters of credit in excess of Fuel Products trade payables	$1.3
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility and certain other debt total $17.9 million at December 31, 2006 and the unaudited amounts were as follows (in millions):

Accounts receivable	$3.5
Restricted cash	$1.9
Inventory	$1.6
Property, plant and equipment, net	$10.9
Rio Vista’s assets that are included in the above amounts are as follows (in millions):

Accounts receivable	$0.5
Property, plant and equipment, net	$10.7

Chairman Services Agreement and Manager Services Agreement
On April 10, 2007, the Board of Managers approved a form of Chairman Services Agreement and Manager Services Agreement. Pursuant to these agreements, the non-employee chairman of the board will receive annual cash compensation of $25,000, payable quarterly, and an annual grant of options to purchase 6,250 common units. Other non-employee managers will receive annual cash compensation of $20,000, payable quarterly, and an annual grant of options to purchase 5,000 common units.
Indemnification Agreement
On April 10, 2007, the Board of Managers approved a form of Indemnification Agreement for the managers and officers of the General Partner. The agreement provides for indemnification against liabilities in the event of legal proceedings brought by a third party or by or in the right of the General Partner. The agreement also provides for advancement of expenses to an indemnified manager or officer.
Related Party Transaction Approval Policy
In April 2007, the Board of Managers adopted a formal policy for the approval of transactions with related persons. The policy is incorporated into Rio Vista’s Code of Business Conduct and is described below.
Transactions Subject to Related Party Policy
The policy covers any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which Rio Vista is a participant and in which a Related Person has a direct or indirect interest. In order for the transaction, arrangement or relationship to be subject to this policy, there must a financial aspect to the transaction, which may, for example, involve payments between Rio Vista and the Related Person or otherwise providing value to one of the parties.
“Related Persons” include:
•	all executive officers of the General Partner;

•	all managers and any nominee for manager of the General Partner;

•	any holder of more than five percent (5%) of Rio Vista’s securities; and

•	an immediate family member of any of the forgoing persons;
“Immediate family members” include children, stepchildren, parents, stepparents, spouses, domestic partners, siblings, mothers and fathers-in-law, sons and daughters-in-law, bothers and sisters-in-law and any other person sharing a household (other than a tenant or employee).
An “indirect” interest of a Related Person in a transaction includes a Related Person serving as an officer or employee of, or being a significant investor or equity holder in, an entity that is a party to a transaction with Rio Vista.
The following transactions are exempt from this policy:
•	payment of compensation by Rio Vista to a Related Person for the Related Person’s service to Rio Vista in the capacity or capacities that give rise to the person’s status as a “Related Person;”

•	transactions available to all employees or all unitholders of Rio Vista on the same terms;

•	transactions, which when aggregated with the amount of all other transactions between the Related Person and Rio Vista, involve less than $25,000 in a fiscal year;

Approval of Related Person Transactions
Either the full Board of Managers or the Audit Committee of the Board of Managers of the General Partner (the “Committee”) must approve any Related Person Transaction subject to this policy before commencement of the Related Person Transaction. If a member of the Board or the Committee is the Related Person, or a relative of the Related Person, that member of the Board or the Committee shall recuse himself or herself from participation in the evaluation of the Related Person Transaction pursuant to this policy. The Related Person Transaction should be presented to the Committee by an executive officer of the General Partner requesting that the Committee consider the Related Person Transaction at its next meeting.
Standards for Approval of Transactions
The Committee will analyze the following factors, in addition to any other factors the Committee deems appropriate, in determining whether to approve a Related Person Transaction:
•	whether the terms are fair to Rio Vista;

•	whether the transaction is material to Rio Vista;

•	the role the Related Person has played in arranging the Related Person Transaction;

•	the structure of the Related Person Transaction; and

•	the interests of all Related Persons in the Related Person Transaction.
The Committee will only approve a Related Person Transaction if the Committee determines that the Related Person Transaction is beneficial to Rio Vista and the terms of the Related Person Transaction are fair to Rio Vista.
Approval Process
The Committee may, in its sole discretion, approve or deny any Related Person Transaction. Approval of a Related Person Transaction may be conditioned upon Rio Vista and the Related Person taking any or all of the following additional actions, or any other actions that the Committee deems appropriate:
•	requiring the Related Person to resign from, or change position within, an entity that is involved in the Related Person Transaction with Rio Vista;

•
assuring that the Related Person will not be directly involved in negotiating the terms of the Related Person Transaction or in the ongoing relationship between Rio Vista and the other persons or entities involved in the Related Person Transaction;

•	limiting the duration or magnitude of the Related Person Transaction;

•
requiring that information about the Related Person Transaction be documented and that reports reflecting the nature and amount of the Related Person Transaction be delivered to the Committee on a regular basis;

•	requiring that Rio Vista have the right to terminate the Related Person Transaction by giving a specified period of advance notice; or

•	appointing a Company representative to monitor various aspects of the Related Person Transaction.
Failure to Follow the Related Person Transaction Approval Process
Any Company employee, executive officer or manager of the General Partner who is found to have violated this policy will be subject to corrective action up to and including termination of employment or of Board membership for cause.
Manager Independence
The board of managers is currently composed of three members, none of whom are members of the management of either Rio Vista GP LLC or Penn Octane. The board has determined that all three of its managers, Messrs. Canney, Feiwell, and Manner, meet the independence requirements under the rules of the NASDAQ Stock Market. As a result, although not required by NASDAQ rules applicable to limited partnerships, the majority of the board of managers is comprised of independent managers.
The Company’s audit committee (Audit Committee) consists of Mr. Canney (Chairman), Mr. Feiwell, and Mr. Manner. The board has determined that all three members of the audit committee meet the audit committee independence requirements under the rules of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.
Rio Vista has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended December 31, 2005 and 2006:

	2005	2006
Audit Fees	$243,000	$235,000
Audit — Related Fees(3)	$37,000	$9,000
Tax Fees (1)	$71,000	$30,000
All Other Fees(2)	$8,000	$4,000
(1) Represents fees billed for tax compliance, tax advice and tax planning services.

(2) Represents fees related to the Mexican subsidiaries.

(3) Represents fees related to the Restated LPG Asset Sale.
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
The following documents are filed as part of this report:
(1) Consolidated Financial Statements:
Rio Vista Energy Partners L.P.
Report of Independent Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2005 and 2006
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006
Consolidated Statement of Partners’ Capital for each of the three years in the period ended December 31, 2006
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006
Notes to Consolidated Financial Statements
Penn Octane Corporation’s Owned Pipeline and Terminal Operations — A Division of Penn Octane Corporation):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of July 31, 2003, 2004, and September 30, 2004
Consolidated Statements of Operations for the years ended July 31, 2002, 2003, 2004 and the two months ended September 30, 2004
Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2003, 2004 and the two months ended September 30, 2004
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts
b. Exhibits.

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.

2.1	Distribution Agreement dated September 16, 2004 by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and Subsidiaries. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

2.2	Purchase and Sale Agreement dated August 15, 2005 as amended and restated on August 15, 2006 entered into by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on November 20, 2006, SEC File No. 000-50394).

3.1	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC dated October 2, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on April 6, 2006, SEC File No. 000-50394).

3.2	Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.3	First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P. dated September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.4	Certificate of Limited Partnership of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.5	First Amended and Restated Limited Partnership Agreement of Rio Vista Operating Partnership L.P. dated September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.6	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.7	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement dated as of September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.8	Certificate of Formation of Rio Vista Operating GP LLC filed July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.9	Limited Liability Company Agreement of Rio Vista Operating GP LLC dated July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.10	Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed September 17, 2003. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

Exhibit No.
3.11	Amendment to Certificate of Limited Partnership of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

3.12	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

3.13	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2). (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.1	Contribution, Conveyance and Assumption Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.2	Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.3	Purchase Contract made and entered into effective as of October 1, 2004 by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.4*	Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004 )(SEC File No. 000-50394).

10.5*	Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.6*	Rio Vista Energy Partners L.P. Unit option Agreement dated July 10, 2003 granted to Shore Capital LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.7*	Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.8	Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004 )(SEC File No. 000-50394).

Exhibit No.
10.9	Conveyance Agreement effective September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.10	Amendment No. 1 to Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.11	Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.12	Guaranty & Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.13	General Security Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.14	General Security Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.15*	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 12, 2005, SEC File No. 000-50394).

10.16	Promissory note dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.17	Security agreement dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.18	Amended and Restated Consulting Agreement dated November 15, 2005 between Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

The following Exhibits are filed as part of this report:

10.19*	Unit Purchase Option effective February 6, 2007 between Shore Trading LLC and Penn Octane Corporation.

10.20	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts dated February 6, 2007 among Penn Octane Corporation, Rio Vista GP LLC and Shore Trading LLC.

10.21	Consulting Agreement entered into on March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation and Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc.

10.22	Letter agreement dated March 5, 2007 by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc.

10.23*	Form of Rio Vista GP LLC Chairman Services Agreement.

10.24*	Form of Rio Vista GP LLC Managers Services Agreement.

10.25*	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement.

10.26*	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan.

14.1	Code of Business Conduct of Rio Vista (2007)

21	Subsidiaries of the Registrant

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
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

RIO VISTA ENERGY PARTNERS L.P.
	By:	RIO VISTA GP LLC, GENERAL PARTNER

April 16, 2007	By:	/s/ Ian T. Bothwell

Ian T. Bothwell
Acting Chief Executive Officer, Acting President, Vice‑President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal, Executive, Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each capacity refers to the signer’s position with Rio Vista GP LLC, the general partner of the registrant.

Signature	Title	Date

/s/ Ian T. Bothwell	Ian T. Bothwell Acting Chief Executive Officer, Acting President, Vice-President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal, Executive, Financial and Accounting Officer)	April 16, 2007

/s/ Richard R. Canney	Richard R. Canney Manager	April 16, 2007

/s/ Murray J. Feiwell	Murray J. Feiwell Manager	April 16, 2007

/s/ Douglas G. Manner	Douglas G. Manner Manager	April 16, 2007

EXHIBIT INDEX

Exhibit No.	Description
10.19*	Unit Purchase Option effective February 6, 2007 between Shore Trading LLC and Penn Octane Corporation.

10.20	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts dated February 6, 2007 among Penn Octane Corporation, Rio Vista GP LLC and Shore Trading LLC.

10.21	Consulting Agreement entered into on March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation and Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc.

10.22	Letter agreement dated March 5, 2007 by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc.

10.23*	Form of Rio Vista GP LLC Chairman Services Agreement.

10.24*	Form of Rio Vista GP LLC Managers Services Agreement.

10.25*	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement.

10.26*	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan.

14.1	Code of Business Conduct of Rio Vista (2007)

21	Subsidiaries of the Registrant

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
* indicates management contract or compensatory plan or arrangement.