Form 10-Q
period 2007-03-31
RIO VISTA ENERGY PARTNERS LP
filed 2007-05-21
CIK 1260828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
The number of common units outstanding on May 14, 2007 was 1,910,656.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION
Item 1.
Report of Independent Registered Public Accounting Firm
To the Board of Managers of Rio Vista GP LLC,
     General Partner of Rio Vista Energy Partners L.P.
We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of March 31, 2007, the consolidated statements of operations for the three months ended March 31, 2006 and 2007 and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2007 and the consolidated statement of partners’ capital for the three months ended March 31, 2007. These interim consolidated financial statements are the responsibility of Rio Vista’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, partners’ capital and cash flows for the year ended December 31, 2006 (not presented herein); and in our report dated February 15, 2007, we expressed an unqualified opinion on those consolidated financial statements.
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
May 18, 2007

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	March 31,
	2006	2007
		(unaudited)
Current Assets

Cash	$3,896,000	$3,675,000

Restricted cash	25,000	25,000

Trade accounts receivable (less allowance for doubtful accounts of $0 at December 31, 2006 and March 31, 2007)	523,000	998,000

Due from Penn Octane Corporation, net	1,751,000	722,000

Prepaid expenses and other current assets	246,000	244,000

Total current assets	6,441,000	5,664,000

Property, plant and equipment – net	10,704,000	10,539,000

Other non-current assets	11,000	13,000

Total assets	$17,156,000	$16,216,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND PARTNERS’ CAPITAL

	December 31,	March 31,
	2006	2007
		(Unaudited)
Current Liabilities

Note payable	$1,000,000	$1,000,000

Due to Penn Octane Corporation, net	—	—

Accounts payable	397,000	499,000

Mexican taxes payable	17,000	29,000

Accrued liabilities	702,000	565,000

Total current liabilities	2,116,000	2,093,000

Commitments and contingencies	—	—

Partners’ Capital

Common units	14,739,000	13,840,000

General partner’s equity	301,000	283,000

Total Partners’ Capital	15,040,000	14,123,000

Total liabilities and Partners’ Capital	$17,156,000	$16,216,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2007
Revenues	$—	$679,000

Cost of goods sold	540,000	394,000

Gross profit	(540,000)	285,000

Selling, general and administrative expenses
Legal and professional fees	187,000	288,000
Salaries and payroll related expenses	195,000	132,000
Other	360,000	299,000

	742,000	719,000

Operating income (loss) from continuing operations	(1,282,000)	(434,000)

Other income (expense)
Interest expense	(42,000)	(25,000)
Interest income	—	—

Loss from continuing operations before taxes	(1,324,000)	(459,000)

Provision for Mexican income taxes	14,000	11,000

Net loss from continuing operations	(1,338,000)	(470,000)

Discontinued operations:

Net income from operations of the LPG Assets Sold	1,087,000	—

Net income (loss)	$(251,000)	$(470,000)

Net income (loss) allocable to the partners	$(251,000)	$(470,000)
Less general partner’s interest in net income (loss)	5,000	9,000

Net income (loss) allocable to the common units	$(246,000)	$(461,000)

Net loss from continuing operations per common unit	$(0.69)	$(0.24)

Net income from discontinued operations per common unit	0.56	—

Net income (loss) per common unit	$(0.13)	$(0.24)

Weighted average common units outstanding	1,910,656	1,910,656

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital
Balance as of December 31, 2006	1,910,656	$14,739,000	$301,000	$15,040,000
Net income (loss)	—	(461,000)	(9,000)	(470,000)
Cash distribution to partners	—	(477,000)	(10,000)	(487,000)
Unit-based payment expense	—	39,000	1,000	40,000

Balance as of March 31, 2007 (unaudited)	1,910,656	$13,840,000	$283,000	$14,123,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(251,000)	$(470,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	200,000	165,000
Unit-based payment expense	8,000	40,000
Amortization of loan discount related to detachable warrants issued	22,000	—
Changes in current assets and liabilities:
Trade accounts receivable	6,115,000	(476,000)
Inventories	26,000	—
Prepaid and other current assets	(241,000)	4,000
Trade accounts payable	(347,000)	102,000
Due to Penn Octane Corporation, net	(6,828,000)	1,029,000
Accrued liabilities	241,000	(137,000)
Mexican taxes payable	(8,000)	11,000

Net cash provided by (used in) operating activities	(1,063,000)	268,000
Cash flows from investing activities:
Capital expenditures	(4,000)	—
Proceeds from the sale of land and other assets	—	—
Other non-current assets	(1,000)	(2,000)

Net cash (used in) provided by investing activities	(5,000)	(2,000)
Cash flows from financing activities:
(Increase) decrease in restricted cash	1,052,000	—
Cash distributions to partners	—	(487,000)
Issuance of TransMontaigne Note	—	—

Net cash provided by (used) in financing activities	1,052,000	(487,000)

Net increase in cash	(16,000)	(221,000)
Cash at beginning of period	26,000	3,896,000

Cash at end of period	$10,000	$3,675,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$20,000	$60,000

Mexican taxes	$—	$—

Supplemental disclosures of noncash transactions:
Units and warrants issued and other	$30,000	$40,000

The accompanying notes and accountants’ report are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A – ORGANIZATION
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
As more fully described in note D, prior to the sale of a portion of Rio Vista’s LPG related assets and all of Penn Octane’s liquefied petroleum gas (LPG) related assets to TransMontaigne Product Services Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), Rio Vista was principally engaged in the purchase, transportation and sale of LPG. Subsequent to the Restated LPG Asset Sale, Rio Vista continues to own and operate a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connect the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to an LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.
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
(UNAUDITED)
NOTE A – ORGANIZATION — Continued
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
The unaudited consolidated balance sheet as of March 31, 2006, the unaudited consolidated statements of operations for the three months ended March 31, 2006 and 2007 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2006 and 2007, have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of March 31, 2007, the unaudited consolidated results of operations for the three months ended March 31, 2006 and 2007 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2006 and 2007.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although Rio Vista believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
Certain reclassifications have been made to prior period balances to conform in the current presentation. All reclassifications have been consistently applied to the periods presented.
NOTE B – UNIT-BASED PAYMENT
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B – UNIT-BASED PAYMENT — Continued
Unit-Based Payment — Continued
Rio Vista utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, Rio Vista adopted the provisions of SFAS 123R for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Rio Vista recorded unit-based payment expense for employees and non-employees of $8,000 ($0.00 per common unit) and $40,000 ($0.02 per common unit) for the three months ended March 31, 2006 and 2007, respectively under the fair-value provisions of SFAS 123R.
NOTE C – INCOME (LOSS) PER COMMON UNIT
The following tables present reconciliations from net income (loss) from continuing operations per common unit to income (loss) from continuing operations per common unit assuming dilution (see note I for the warrants):

	For the three months ended March 31, 2006
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(1,311,000)

Basic EPS
Net income (loss) available to the common units	(1,311,000)	1,910,656	$(0.69)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

	For the three months ended March 31, 2007
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(461,000)

Basic EPS
Net income (loss) available to the common units	(461,000)	1,910,656	$(0.24)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D – SALE OF LPG ASSETS / DISCONTINUED OPERATIONS
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
The Rio Vista Restated PSA required Rio Vista to escrow $500,000 for disposal and cleaning costs of the refined products tank farm (Escrow Cleaning Costs) and the TransMontaigne Note (see note F) was amended whereby Rio Vista was required to pay $300,000 of principal at closing and will be required to pay the remaining outstanding principal balance on August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. Rio Vista currently estimates that the amount, if any, of the Escrow Cleaning Costs that may be returned by TransMontaigne, will be immaterial.
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. Rio Vista receives a fee for all LPG transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party.
In connection with Mr. Jerome B. Richter’s previous consulting agreement, Penn Octane and Rio Vista paid Mr. Richter $193,000 and $138,000, respectively, for fees due on the sale of the Penn Octane Sold Assets and Rio Vista Sold Assets.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D – SALE OF LPG ASSETS / DISCONTINUED OPERATIONS – Continued
The sale of the Rio Vista Sold Assets constituted a disposal of a business in accordance with FAS 144. Accordingly, the financials statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets, consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility have been included in costs of goods sold since these costs have continued to be incurred in connection with the LPG Transportation Agreement. Revenues reported in discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2006 were $39,237,000.
The following were also transferred to TransMontaigne in connection with the Restated LPG Asset Sale:
Leases Assigned
The Brownsville terminal land lease and the Brownsville tank farm land lease were transferred to TransMontainge in connection with the Restated LPG Asset Sale.
In connection with the above leases, rent expense included in discontinued operations was $25,000 for the three months ended March 31, 2006.
2006 PMI Agreement
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D – SALE OF LPG ASSETS / DISCONTINUED OPERATIONS – Continued
2006 PMI Agreement — Continued
The following table sets forth the actual volumes purchased by PMI for the months January 2006 through April 2007.

Actual Volumes
Month	Sold/Transported
(gallons)
January 2006	14,757,646

February 2006	11,940,257

March 2006	11,606,435

April 2006	6,035,733

May 2006	5,733,193

June 2006	7,130,666

July 2006	4,937,441

August 2006	5,408,563

September 2006	6,402,253

October 2006	8,908,931

November 2006	9,906,874

December 2006	10,448,614

January 2007	10,362,590

February 2007	8,590,460

March 2007	8,772,010

April 2007	6,492,361
For the period January 1, 2006 through August 21, 2006, Rio Vista sold LPG to PMI. Beginning on August 22, 2006, Rio Vista transported LPG pursuant to the LPG Transportation Agreement. The volume transported by Rio Vista for the period August 22, 2006 to August 31, 2006 totaled 1,384,581 gallons.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D – SALE OF LPG ASSETS / DISCONTINUED OPERATIONS – Continued
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
As a result of the Restated LPG Asset Sale, the LPG Supply Agreement was terminated.
NOTE E — PROPERTY, PLANT AND EQUIPMENT

	December 31,	March 31,
	2006	2007
US — Mexico Pipelines and Matamoros Terminal Facility: (a)

U.S. Pipelines and Rights of Way	$6,852,000	$6,852,000
Mexico Pipelines and Rights of Way	1,046,000	1,046,000
Matamoros Terminal Facility	5,564,000	5,564,000
Land	705,000	705,000

Total	14,167,000	14,167,000

Less: accumulated depreciation and amortization	(3,463,000)	(3,628,000)

	$10,704,000	$10,539,000

(a)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — PROPERTY, PLANT AND EQUIPMENT — Continued
Depreciation expense of property, plant and equipment from continuing operations totaled $149,000 and $165,000 for the three months ended March 31, 2006 and 2007, respectively.
Property, plant and equipment, net of accumulated depreciation, includes $4,704,000 and $4,603,000 of costs, located in Mexico at December 31, 2006 and March 31, 2007, respectively.
NOTE F – DEBT OBLIGATIONS
TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note D), TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of March 31, 2007) plus 2% annually and interest is payable monthly.
NOTE G — INCOME TAXES
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. Rio Vista adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements.
Rio Vista recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years that remain open to examination are 2001 – 2006 for foreign jurisdictions.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H – PARTNERS’ CAPITAL
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
(UNAUDITED)
NOTE H – PARTNERS’ CAPITAL — Continued
Distributions of Available Cash — Continued
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006, Rio Vista made a cash distribution of $0.25 per unit totaling $487,000 (including amount paid to the General Partner) for the quarter ended September 30, 2006. On January 18, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,000 (including amount paid to the General Partner) for the quarter ended December 31, 2006. On May 4, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,000 (including amount paid to the General Partner) for the quarter ended March 31, 2007. Total arrearages payable to the limited partners and the General Partner after the May 2007 distribution is $2,400,000.
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, Penn Octane is only entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.
NOTE I – UNIT WARRANTS
Options and Warrants
Rio Vista has no U.S. employees and is managed by its General Partner. Rio Vista applies SFAS 123R for warrants granted to employees and managers of the General Partner and for warrants issued to acquire goods and services from non-employees.
Equity Incentive Plan
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan). Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.
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
(UNAUDITED)
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
The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs sought unspecified monetary damages. In March 2007, Rio Vista entered into a settlement agreement with the plaintiffs on terms deemed favorable to Rio Vista. Pursuant to the settlement agreement this case was dismissed in April 2007. Rio Vista’s legal fees and settlement costs were covered by insurance.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
On December 14, 2004, a subsidiary of Rio Vista brought a condemnation action against a landowner in order to obtain a right-of-way in connection with Rio Vista’s existing pipelines that run between Brownsville, Texas and Matamoros, Mexico. The case is captioned Rio Vista Operating Partnership L.P. vs. Guajardo, Jr. Farms, Inc., and was filed in the County Court No. 3 of Cameron County, Texas. Subsequently, the landowner filed an inverse condemnation counterclaim against Rio Vista and Penn Octane seeking damages of $1,800,000. After mediation in February 2007, this matter settled for the amount of $200,000 paid by Rio Vista to the landowner. On March 21, 2007, the easement agreement from the landowner was recorded in the real property records from Cameron County, Texas.
Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims. Rio Vista believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
Credit Facility, Letters of Credit and Other
Rio Vista’s LPG purchases before the Restated LPG Asset Sale were financed entirely by Penn Octane. Penn Octane previously financed its purchases of LPG and continues to finance its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB).
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of March 31, 2007, Penn Octane had a $15,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the Spin-Off, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Rio Vista’s guarantee and asset pledge continue under the existing RZB Credit Facility. In addition, Rio Vista may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.
Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at March 31, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Consulting Agreement
Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Rio Vista and to Penn Octane. JBR Capital is controlled by Mr. Richter. The provisions of the Consulting Agreement are effective as of November 15, 2006 (Effective Date).
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. Pursuant to a related letter agreement, JBR Capital has agreed that Rio Vista will apply 50% of the amount of any fees payable to JBR Capital under the Consulting Agreement against amounts owed by Mr. Richter to Penn Octane pursuant to the promissory note. During the three months ended March 31, 2007, Rio Vista expensed approximately $57,000 in connection with the Consulting Agreement and $31,000 was applied against the promissory note. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
The dollar amounts of Penn Octane’s obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $12,027,000 at March 31, 2007 based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q and the amounts were as follows:

Fuel Products trade accounts payable	$5,626,000
Lines of credit	$3,923,000
Letters of credit in excess of Fuel Products trade accounts payable	$2,478,000
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility totals $24,492,000 at March 31, 2007 and the amounts were as follows:

Accounts receivable	$9,897,000
Restricted cash	$2,180,000
Inventory	$1,507,000
Property, plant and equipment, net	$10,908,000
Rio Vista’s assets that are included in the above amounts are as follows:

Accounts receivable	$998,000
Property, plant and equipment, net	$10,539,000
NOTE K — RELATED PARTY TRANSACTIONS
The General Partner has a legal duty to manage Rio Vista in a manner beneficial to Rio Vista’s unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a “fiduciary” duty. Because of Penn Octane’s ownership and control of the General Partner, Penn Octane’s officers and managers of the General Partner also have fiduciary duties to manage the business of the General Partner in a manner beneficial to Penn Octane.
The partnership agreement limits the liability and reduces the fiduciary duties of the General Partner to the unitholders. The partnership agreement also restricts the remedies available to unitholders for actions that might otherwise constitute breaches of the General Partner’s fiduciary duty.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE K — RELATED PARTY TRANSACTIONS — Continued
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
Under the terms of the Omnibus Agreement, Penn Octane charged Rio Vista $126,000 for the three months ended March 31, 2007, respectively.
NOTE L — ACCRUED LIABILITIES
Accrued liabilities consist of the following as of:

	December 31,	March 31,
	2006	2007
Mexican taxes payable	$299,000	$346,000
Other accrued liabilities	403,000	219,000

	$702,000	$565,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of Rio Vista’s liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2007) refer to Rio Vista’s fiscal year ending December 31.
Forward-Looking Statements
The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, Rio Vista has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG Transportation Business, operations, demand, potential acquisitions, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US — Mexico Pipelines, the Brownsville and Matamoros Terminal Facilities, other upgrades to Rio Vista’s facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, guarantees, cash distributions, Qualified Income, Penn Octane, the Spin-Off, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as those discussed elsewhere in this Report on Form 10-Q. These factors may not include all material risks facing Rio Vista.
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
As more fully described in note D to the consolidated financial statements, prior to the sale of a portion of Rio Vista’s LPG related assets and all of Penn Octane’s liquefied petroleum gas (LPG) related assets to TransMontaigne Product Services, Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), Rio Vista was principally engaged in the purchase, transportation and sale of LPG. Subsequent to the Restated LPG Asset Sale, Rio Vista continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) (collectively Retained Assets) which connect the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to a LPG transportation agreement with TransMontaigne, Rio Vista uses the Retained Assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.

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
LPG Transportation Agreement
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. Rio Vista receives a fee for all LPG transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. Any changes in future contracts between PMI and TransMontaigne for the sale of LPG will have an impact on the fees which Rio Vista will receive pursuant to the LPG Transportation Agreement. Rio Vista is also exploring potential opportunities which would increase the value of the Retained Assets.

The following table sets forth the actual volumes purchased by PMI for the months January 2006 through April 2007.

Actual Volumes
Month	Sold/Transported
(gallons)
January 2006	14,757,646

February 2006	11,940,257

March 2006	11,606,435

April 2006	6,035,733

May 2006	5,733,193

June 2006	7,130,666

July 2006	4,937,441

August 2006	5,408,563

September 2006	6,402,253

October 2006	8,908,931

November 2006	9,906,874

December 2006	10,448,614

January 2007	10,362,590

February 2007	8,590,460

March 2007	8,772,010

April 2007	6,492,361
For the period January 1, 2006 through August 21, 2006, Rio Vista sold LPG to PMI. Beginning on August 22, 2006, Rio Vista transported LPG pursuant to the LPG Transportation Agreement. The volume transported by Rio Vista for the period August 22, 2006 to August 31, 2006 totaled 1,384,581 gallons.
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
During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX’s Cadereyta Refinery in Monterrey, Mexico to terminal facilities operated by TransMontaigne, Inc. in Brownsville, Texas. The pipeline crosses the US-Mexico border near the proximity of Rio Vista’s pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from Rio Vista for an approximate 21.67 acre portion of the pipeline easement. Under the terms of the easement, PMI has agreed that it will not transport LPG through October 15, 2017.
Dependence on TransMontaigne. The ability of Rio Vista to transport LPG using the Retained Assets is dependent on TransMontaigne, including TransMontaigne’s future contracts with PMI, and TransMontaigne’s ability to bring supplies of LPG into the Retained Assets. Currently, Rio Vista believes that TransMontaigne’s options to obtain and deliver significant additional volumes of LPG in excess of the maximum gallons committed under the Exxon Supply Agreement depends on TransMontaigne’s ability to bring shipments of LPG into the port of Brownsville via barges or ships to be delivered to its Brownsville terminal, railcar deliveries of LPG to its Brownsville Terminal and/or access to new pipelines which are capable of transporting LPG from other LPG suppliers into the Seadrift pipeline.

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
Continuing Operations:
Three months ended March 31, 2007 Compared With Three months ended March 31, 2006
Revenues. Revenues for the three months ended March 31, 2007, were $.7 million. There were no revenues during the three months ended March 31, 2006 since the LPG Transportation business did not commence until August 22, 2006. All revenues prior to August 22, 2006 were derived from Rio Vista’s LPG sales business and have been reclassified as discontinued operations (see below).
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2007 was $.4 million compared with $.5 million for the three months ended March 31, 2006. The cost of goods sold consists of those costs associated with operation of the US — Mexico Pipelines and Matamoros Terminal Facility. All costs associated with Rio Vista’s LPG sales business prior to the LPG Asset Sale, except for costs associated with the US — Mexico Pipelines and Matamoros Terminal Facility, which are also being used for Rio Vista’s LPG Transportation business, have been reclassified as discontinued operations (see below).
Selling, general and administrative expenses. Selling, general and administrative expenses were $.7 million for the three months ended March 31, 2007 compared with $.7 million for the three months ended March 31, 2006. These costs were comprised of indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees.
Discontinued Operations:
The following table shows Rio Vista’s volume of LPG sold in gallons and average sales price for LPG for the three months ended March 31, 2006 and 2007.

	Three months ended	Three months ended
	March 31, 2006	March 31, 2007 (a)
Volume Sold

LPG (millions of gallons) — PMI	38.3	—

Average sales price

LPG (per gallon) — PMI	$1.02	$—

(a)	Sales of LPG ceased on August 21, 2006, immediately prior to the LPG Asset Sale
Rio Vista’s results of operations from discontinued operations of its LPG sales business applies only for the three months ended March 31, 2006 since these operations were sold on August 21, 2006. As a result, there is no comparison of such operations presented for the three months ended March 31, 2007 and March 31, 2006.

Liquidity and Capital Resources
General. The following schedule details the pro forma working capital of Rio Vista and its subsidiaries after adjustment for the distribution paid by Rio Vista during May 2007 and the payment of outstanding intercompany balances:

	As Reported			Adjusted
	March 31, 2007	Pro Forma		March 31, 2007
Current Assets
Cash	$3,675,000	$(487,000	)(a)	$3,910,000
		$722,000	(b)
Restricted Cash	25,000			25,000
Trade Accounts Receivable	998,000			998,000
Inventories	—			—
Due To Affiliates	722,000	(722,000	)(b)	—
Prepaid Expenses	244,000			244,000

Total Current Assets	5,664,000	(487,000)		5,177,000

Current Liabilities
Current Maturities Of Long-Term Debt	$1,000,000			$1,000,000
US and Foreign Taxes Payable	29,000			29,000
Accounts Payable	499,000			499,000
Accrued Liabilities	565,000			565,000

Total Current Liabilities	2,093,000	—		2,093,000

Working Capital	$3,571,000	(487,000)		$3,084,000

(a)	distribution paid by Rio Vista during May 2007

(b)	payment of outstanding intercompany balances
The pro forma net working capital available to Rio Vista at March 31, 2007, after adjustment for the March 31, 2007 quarterly distribution paid on May 4, 2007 and the payment of outstanding intercompany balances is approximately $3.1 million. The pro forma net cash on hand available to Rio Vista at March 31, 2007 after adjustment for the March 31, 2007 quarterly distribution paid on May 4, 2007 and receipt of payment of amounts due from Penn Octane was $3.9 million. Rio Vista will be required to pay the TransMontaigne Note of $1.0 million plus accrued and unpaid interest in August 2007.
Rio Vista has minimum quarterly distribution arrearages payable to the limited partners and the General Partner for the quarters ended June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006 totaling $2.4 million. The General Partner of Rio Vista intends to use its cash assets to increase unitholder value primarily through strategic acquisitions. There can be no assurance, however, that Rio Vista will be able to complete such acquisitions or that, if completed, such acquisitions will increase unitholder value.
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
Rio Vista projects that monthly cash flows from its LPG Transportation Agreement during the months of April through September will be less than during the months of October through March as a result of seasonality.
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
The following is a discussion of the guaranteed obligations:
RZB Obligation
Rio Vista’s LPG purchases before the Restated LPG Asset Sale were financed entirely by Penn Octane. Penn Octane previously financed its purchases of LPG and continues to finance its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB).
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of March 31, 2007, Penn Octane had a $15,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the Spin-Off, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Rio Vista’s guarantee and asset pledge continue under the existing RZB Credit Facility. In addition, Rio Vista may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at March 31, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $12.0 million at March 31, 2007, based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q, and the amounts were as follows (in millions):

Fuel Products trade payables	$5.6
Lines of credit	$3.9
Letters of credit in excess of Fuel Products trade payables	$2.5
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility totals $24.5 million at March 31, 2007 and the amounts were as follows (in millions):

Accounts receivable	$9.9
Restricted cash	$2.2
Inventory	$1.5
Property, plant and equipment, net	$10.9
Rio Vista’s assets that are included in the above amounts are as follows (in millions):

Accounts receivable	$1.0
Property, plant and equipment, net	$10.5
The following is a summary of Rio Vista’s estimated minimum contractual obligations as of March 31, 2007.

Payments due by Period
(Amounts in Millions)
		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	$1.0	$1.0	$—	$—	$—
Operating Leases	—	—	—	—	—
LPG Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$1.0	$1.0	$—	$—	$—

The following is a summary of Rio Vista’s estimated minimum commercial obligations as of March 31, 2007, based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q as of March 31, 2007.

Amount of Commitment Expiration
Per Period
(Amounts in Millions)
	Total Amounts	Less than	1 - 3	4 - 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years
Lines of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	12.0	12.0	—	—	—
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$12.0	$12.0	$—	$—	$—

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

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006 Rio Vista made a cash distribution of $0.25 per unit totaling $487,000 (including amount paid to General Partner) for the quarter ended September 30, 2006. On January 18, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,000 (including amount paid to the General Partner) for the quarter ended December 31, 2006. On May 4, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,000 (includes amount paid to the General Partner) for the quarter ended March 31, 2007. Total arrearages payable to the limited partners and the General Partner after the May 2007 distribution is $2.4 million.
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, Penn Octane is only entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.
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
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provides Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading. Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option is $1.3 million, for a total purchase price of $1.4 million, if Penn Octane exercises the Purchase Option between July 1 and July 31, 2007. If Penn Octane exercises the Purchase Option before July 1, 2007, the exercise price is $1.7 million, for a total purchase price of $1.8 million. The Purchase Option expires if it is not exercised on or before July 31, 2007.
The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.
Options and Warrants
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan). Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.
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
Item 4T. Controls and Procedures.
The General Partner’s management, including the principal executive officer/principal financial officer, is responsible for establishing and maintaining disclosure controls and procedures and therefore has conducted an evaluation of Rio Vista’s disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of March 31, 2007. Based on their evaluation, the General Partner’s principal executive officer/principal accounting officer concluded that Rio Vista’s disclosure controls and procedures are effective.
There was no change in Rio Vista’s internal control over financial reporting during the first quarter of the year ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, Rio Vista’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
See note J to the unaudited consolidated financial statements included in this report.
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
Acquisition Factors. The advancement, cost and results of particular acquisitions sought by Rio Vista, including projects and/or acquisitions which do not specifically fall within the areas of Rio Vista’s current lines of business will depend on: the outcome of negotiations for such projects and/or acquisitions; the ability of Rio Vista’s management to manage such businesses; the ability of Rio Vista to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen operational difficulties.
Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of industrial and individual consumers. A key component of Rio Vista’s competitive position, particularly given the commodity nature of its LPG Transportation Business, is its ability to manage its expenses successfully, which requires continuous management focus on reducing costs and improving efficiency.
International Factors. Mexican economic, political and social conditions may change and adversely affect Rio Vista’s operations. Rio Vista may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring Rio Vista to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. Upon deregulation Rio Vista will still be dependent on TransMontaigne because Rio Vista can only transport LPG on behalf of TransMontaigne using the Retained Assets. Rio Vista cannot predict the effect of deregulation on Rio Vista. Rio Vista’s contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See note I to the unaudited consolidated financial statements included in this report.
The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve a public offering of securities.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are incorporated by reference to previously filed reports, as noted.
Exhibit No.

2.1	Distribution Agreement dated September 16, 2004 by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and Subsidiaries. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

2.2	Purchase and Sale Agreement dated August 15, 2005 as amended and restated on August 15, 2006 entered into by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on November 20, 2006, SEC File No. 000-50394).

3.1	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC dated October 2, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on April 6, 2006, SEC File No. 000-50394).

3.2	Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.3	First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P. dated September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.4	Certificate of Limited Partnership of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.5	First Amended and Restated Limited Partnership Agreement of Rio Vista Operating Partnership L.P. dated September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.6	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.7	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement dated as of September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.8	Certificate of Formation of Rio Vista Operating GP LLC filed July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.9	Limited Liability Company Agreement of Rio Vista Operating GP LLC dated July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

Exhibit No.

3.10	Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed September 17, 2003. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

3.11	Amendment to Certificate of Limited Partnership of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

3.12	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

3.13	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2). (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.1	Contribution, Conveyance and Assumption Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.2	Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.3	Purchase Contract made and entered into effective as of October 1, 2004 by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.4	Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004 )(SEC File No. 000-50394).

10.5	Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.6	Rio Vista Energy Partners L.P. Unit option Agreement dated July 10, 2003 granted to Shore Capital LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

10.7	Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

Exhibit No.

10.8	Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004 )(SEC File No. 000-50394).

10.9	Conveyance Agreement effective September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.10	Amendment No. 1 to Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.11	Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.12	Guaranty & Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.13	General Security Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.14	General Security Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).

10.15	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 12, 2005, SEC File No. 000-50394).

10.16	Promissory note dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.17	Security agreement dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.18	Amended and Restated Consulting Agreement dated November 15, 2005 between Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).

Exhibit No.

10.19	Unit Purchase Option effective February 6, 2007 between Shore Trading LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).

10.20	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts dated February 6, 2007 among Penn Octane Corporation, Rio Vista GP LLC and Shore Trading LLC. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).

10.21	Consulting Agreement entered into on March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation and Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).

10.22	Letter agreement dated March 5, 2007 by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).

10.23	Form of Rio Vista GP LLC Chairman Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).

10.24	Form of Rio Vista GP LLC Managers Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).

10.25	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).

10.26	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).

14.1	Code of Business Conduct of Rio Vista (2007). (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).

The following Exhibits are filed as part of this report:
Exhibit No.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
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

RIO VISTA ENERGY PARTNERS L.P.

May 21, 2007	By:	/s/Ian T. Bothwell

Ian T. Bothwell
Acting Chief Executive Officer, Acting President, Vice-President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial and Accounting Officer) of Rio Vista GP LLC, general partner of Rio Vista Energy Partners L.P.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002