Form 10-Q
period 2007-06-30
RIO VISTA ENERGY PARTNERS LP
filed 2007-08-20
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
The number of common units outstanding on August 10, 2007 was 1,935,656.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM		PAGE NO.

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007 (unaudited)	4-5

	Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2007	6

	Unaudited Consolidated Statement of Partners’ Capital for the six months ended June 30, 2007	7

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2007	8

	Notes to Consolidated Financial Statements (unaudited)	9-28

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-44

3.	Quantitative and Qualitative Disclosures About Market Risk	45

4T.	Controls and Procedures	45

PART II OTHER INFORMATION

1.	Legal Proceedings	46

1A.	Risk Factors	46-47

2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

3.	Defaults Upon Senior Securities	47

4.	Submission of Matters to a Vote of Security Holders	47

5.	Other Information	47

6.	Exhibits	48-53

Signatures		54

Exhibit 2.3
Exhibit 2.4
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 10.37
Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 10.42
Exhibit 10.43
Exhibit 31.1
Exhibit 31.2
Exhibit 32

Part I – FINANCIAL INFORMATION
Item 1.
Report of Independent Registered Public Accounting Firm
To the Board of Managers of Rio Vista GP LLC,
     General Partner of Rio Vista Energy Partners L.P.
We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of June 30, 2007, the consolidated statements of operations for the three months and six months ended June 30, 2006 and 2007 and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2007 and the consolidated statement of partners’ capital for the six months ended June 30, 2007. These interim consolidated financial statements are the responsibility of Rio Vista’s management.
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
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
August 13, 2007

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2007
		(unaudited)
ASSETS

Current Assets

Cash	$3,896,000	$4,699,000

Restricted cash	25,000	26,000

Trade accounts receivable (less allowance for doubtful accounts of $0 at December 31, 2006 and June 30, 2007)	523,000	361,000

Due from Penn Octane Corporation, net	1,751,000	—

Prepaid expenses and other current assets	246,000	840,000

Total current assets	6,441,000	5,926,000

Property, plant and equipment – net	10,704,000	10,417,000

Other non-current assets	11,000	14,000

Total assets	$17,156,000	$16,357,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2007
		(Unaudited)
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities

Note payable	$1,000,000	$1,000,000

Due to Penn Octane Corporation, net	—	673,000

Accounts payable	397,000	654,000

Mexican taxes payable	17,000	43,000

Accrued liabilities	702,000	1,014,000

Total current liabilities	2,116,000	3,384,000

Commitments and contingencies	—	—

Partners’ Capital

Common units	14,739,000	12,713,000

General partner’s equity	301,000	260,000

Total Partners’ Capital	15,040,000	12,973,000

Total liabilities and Partners’ Capital	$17,156,000	$16,357,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
Revenues	$—	$436,000	$—	$1,115,000
Cost of goods sold	446,000	402,000	986,000	796,000

Gross profit	(446,000)	34,000	(986,000)	319,000
Selling, general and administrative expenses
Legal and professional fees	214,000	235,000	401,000	522,000
Salaries and payroll related expenses	147,000	160,000	342,000	292,000
Other	277,000	297,000	637,000	597,000

	638,000	692,000	1,380,000	1,411,000

Operating (loss) from continuing operations	(1,084,000)	(658,000)	(2,366,000)	(1,092,000)
Other income (expense)
Interest expense	(33,000)	(26,000)	(75,000)	(51,000)

(Loss) from continuing operations before taxes	(1,117,000)	(684,000)	(2,441,000)	(1,143,000)

Provision for Mexican income taxes	15,000	13,000	29,000	24,000

Net loss from continuing operations	(1,132,000)	(697,000)	(2,470,000)	(1,167,000)
Discontinued operations:
Net income from operations of the LPG Assets Sold	698,000	—	1,785,000	—

Net (loss)	$(434,000)	$(697,000)	$(685,000)	$(1,167,000)

Net (loss) allocable to the partners	$(434,000)	$(697,000)	$(685,000)	$(1,167,000)
Less general partner’s interest in net (loss)	9,000	14,000	13,000	23,000

Net (loss) allocable to the common units	$(425,000)	$(683,000)	$(672,000)	$(1,144,000)

Net loss from continuing operations per common unit	$(0.58)	$(0.36)	$(1.27)	$(0.60)
Net income from discontinued operations per common unit	0.36	—	0.92	—

Net (loss) per common unit	$(0.22)	$(0.36)	$(0.35)	$(0.60)

Weighted average common shares outstanding	1,910,656	1,910,656	1,910,656	1,910,656

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital

Balance as of December 31, 2006	1,910,656	$14,739,000	$301,000	$15,040,000
Net income (loss)	—	(1,144,000)	(23,000)	(1,167,000)
Cash distribution to partners	—	(955,000)	(20,000)	(975,000)
Unit-based payment expense	—	73,000	2,000	75,000

Balance as of June 30, 2007 (unaudited)	1,910,656	$12,713,000	$260,000	$12,973,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2007
Cash flows from operating activities:
Net (loss)	$(685,000)	$(1,167,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	402,000	287,000
Unit-based payment expense	8,000	75,000
Amortization of loan discount related to detachable warrants issued	22,000	—
(Gain) loss on sale of assets	74,000	—
Changes in current assets and liabilities:
Trade accounts receivable	7,195,000	161,000
Inventories	4,000	—
Prepaid and other current assets	192,000	(494,000)
Trade accounts payable	(389,000)	256,000
Due to Penn Octane Corporation, net	(7,863,000)	2,424,000
Accrued liabilities	(275,000)	313,000
Mexican taxes payable	27,000	26,000

Net cash provided by (used in) operating activities	(1,288,000)	1,881,000
Cash flows from investing activities:
Capital expenditures	(51,000)	—
Proceeds from the sale of land	131,000	—
Other non-current assets	1,000	(3,000)

Net cash (used in) provided by investing activities	81,000	(3,000)
Cash flows from financing activities:
(Increase) decrease in restricted cash	1,201,000	—
Loan origination fees related to RZB Loan Agreement	—	(100,000)
Cash distributions to partners	—	(975,000)

Net cash provided by (used) in financing activities	1,201,000	(1,075,000)

Net increase in cash	(6,000)	803,000
Cash at beginning of period	26,000	3,896,000

Cash at end of period	$20,000	$4,699,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$63,000	$60,000

Mexican taxes	$—	$—

Supplemental disclosures of noncash transactions:
Units and warrants issued and other	$30,000	$75,000

The accompanying notes and accountants’ report are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A – ORGANIZATION
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. During July 2007 Penn Octane acquired the 25% interest in the General Partner from Shore Trading (see note I) resulting in Penn Octane having a 75% interest in the General Partner. Penn Octane has voting control over the 25% interest in the General Partner not owned by Penn Octane pursuant to a voting agreement with the other owner of the General Partner. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.
As more fully described in Note E, prior to the sale of a portion of Rio Vista’s LPG related assets and all of Penn Octane’s liquefied petroleum gas (LPG) related assets to TransMontaigne Product Services Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), Rio Vista was principally engaged in the purchase, transportation and sale of LPG. Subsequent to the Restated LPG Asset Sale, Rio Vista continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connect the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to an LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis. On July 27, 2007, Rio Vista acquired Regional Enterprizes, Inc. which was merged into Regional Enterprises, Inc., a wholly owned subsidiary of Rio Vista (see note D).
On July 27, 2007, Rio Vista entered into an Agreement and Plan of Merger (Merger Agreement) with Regional Enterprises, Inc., a Virginia corporation (New Regional), Regional Enterprizes, Inc., a Virginia corporation (Old Regional), the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista (the Regional Acquisition). The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Old Regional and New Regional (collectively, Regional) is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products, owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10,000,000 gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 14 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region. Regional utilizes its fleet of 32 tractors and 50 trailers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers. Regional has operated for 34 years and has approximately 50 employees.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A – ORGANIZATION — Continued
Subsequent to the Spin-Off, and through the date of the Restated LPG Asset Sale, Rio Vista sold LPG directly to P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. Rio Vista purchased LPG from Penn Octane under a long-term supply agreement. The purchase price to Rio Vista of the LPG sold from Penn Octane was determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that took into consideration operating costs of Penn Octane and Rio Vista. Prior to the Restated LPG Asset Sale, Rio Vista’s primary customer for LPG was PMI. PMI sold the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributed the LPG into the northeastern region of Mexico. Subsequent to the Restated LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
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
Basis of Presentation
The accompanying consolidated financial statements include Rio Vista and its United States subsidiaries including RVOP, Rio Vista Operating GP LLC and Penn Octane International, L.L.C., and its Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex) and Termatsal, S. de R.L. de C.V. (Termatsal) and its consolidated affiliate, Tergas, S. de R.L. de C.V. (Tergas). All significant intercompany accounts and transactions are eliminated. Regional will be included in the consolidated financial statements subsequent to the date of the Regional Acquisition.
The unaudited consolidated balance sheet as of June 30, 2007, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2006 and 2007 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2006 and 2007, have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of June 30, 2007, the unaudited consolidated results of operations for the three months and six months ended June 30, 2006 and 2007 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2006 and 2007.
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
Rio Vista utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, Rio Vista adopted the provisions of SFAS 123R for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Rio Vista recorded unit-based payment expense for employees and non-employees of $0 ($0.00 per common unit) and $35,000 ($0.02 per common unit) for the three months ended June 30, 2006 and 2007, respectively, $8,000 ($0.00 per common unit) and $75,000 ($0.04 per common unit) for the six months ended June 30, 2006 and 2007, respectively, under the fair-value provisions of SFAS 123R.
NOTE C – INCOME (LOSS) PER COMMON UNIT
The following tables present reconciliations from net income (loss) from continuing operations per common unit to income (loss) from continuing operations per common unit assuming dilution (see note J for the options):

	For the three months ended June 30, 2006
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(1,109,000)

Basic EPS
Net income (loss) available to the common units	(1,109,000)	1,910,656	$(0.58)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE C – INCOME (LOSS) PER COMMON UNIT — Continued

	For the three months ended June 30, 2007
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(683,000)

Basic EPS
Net income (loss) available to the common units	(683,000)	1,910,656	$(0.36)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

	For the six months ended June 30, 2006
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(2,421,000)

Basic EPS
Net income (loss) available to the common units	(2,421,000)	1,910,656	$(1.27)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

	For the six months ended June 30, 2007
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(1,144,000)

Basic EPS
Net income (loss) available to the common units	(1,144,000)	1,910,656	$(0.60)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D – ACQUISITION OF REGIONAL ENTERPRIZES, INC.
On July 27, 2007, Rio Vista entered into the Merger Agreement with New Regional, Old Regional, the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista. The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. The total consideration pursuant to the Merger Agreement was $9,000,000, of which Rio Vista paid $8,000,000 in cash, less certain working capital and other adjustments and subject to certain amounts held in escrow, with the remaining $1,000,000 to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. Under the terms of the Merger Agreement, Rio Vista is entitled to net working capital of Old Regional of $500,000 (subject to adjustments) in excess of assumed liabilities. Under the terms of the Merger Agreement, a total of $1,500,000 was placed into escrow to secure certain indemnification obligations of the former shareholders of Old Regional. Rio Vista funded the Regional Acquisition through a loan of $5,000,000 (RZB Loan) from RZB Finance LLC (RZB) and the remaining amounts due at closing were paid from available working capital.
In connection with the Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The principal amount of the RZB Loan is $5,000,000, due on demand, with a one-year maturity. The RZB Loan carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Loan, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Loan is also guaranteed by New Regional and RVOP.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E – SALE OF LPG ASSETS / DISCONTINUED OPERATIONS
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E – SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
The sale of the Rio Vista Sold Assets constituted a disposal of a business in accordance with FAS 144. Accordingly, the financials statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets, consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility have been included in costs of goods sold since these costs have continued to be incurred in connection with the LPG Transportation Agreement. Revenues reported in discontinued operations in the accompanying consolidated statement of operations for the three months and six months ended June 30, 2006 were $21,299,000 and $60,537,000, respectively.
The following were also transferred to TransMontaigne in connection with the Restated LPG Asset Sale:
Leases Assigned
The Brownsville terminal land lease and the Brownsville tank farm land lease were transferred to TransMontaigne in connection with the Restated LPG Asset Sale.
In connection with the above leases, rent expense included in discontinued operations was $25,000 and $51,000 for the three months and six months ended June 30, 2006, respectively.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E – SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
2006 PMI Agreement — Continued
The following table sets forth the actual volumes purchased by PMI for the months January 2006 through July 2007.

Actual Volumes
Month	Sold/Transported
(gallons)
January 2006	14,757,646

February 2006	11,940,257

March 2006	11,606,435

April 2006	6,035,733

May 2006	5,733,193

June 2006	7,130,666

July 2006	4,937,441

August 2006	5,408,563

September 2006	6,402,253

October 2006	8,908,931

November 2006	9,906,874

December 2006	10,448,614

January 2007	10,362,590

February 2007	8,590,460

March 2007	8,772,010

April 2007	6,492,361

May 2007	5,818,669

June 2007	5,480,023

July 2007	5,552,780
For the period January 1, 2006 through August 21, 2006, Rio Vista sold LPG to PMI. Beginning on August 22, 2006, Rio Vista transported LPG pursuant to the LPG Transportation Agreement. The volume transported by Rio Vista for the period August 22, 2006 to August 31, 2006 totaled 1,384,581 gallons.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E – SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
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
As a result of the Restated LPG Asset Sale, the LPG Supply Agreement was terminated.
NOTE F – PROPERTY, PLANT AND EQUIPMENT

	December 31,	June 30,
	2006	2007
US — Mexico Pipelines and Matamoros Terminal Facility: (a)

U.S. Pipelines and Rights of Way	$6,852,000	$6,852,000
Mexico Pipelines and Rights of Way	1,046,000	1,046,000
Matamoros Terminal Facility	5,564,000	5,564,000
Land	705,000	705,000

Total	14,167,000	14,167,000

Less: accumulated depreciation and amortization	(3,463,000)	(3,750,000)

	$10,704,000	$10,417,000

(a)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F – PROPERTY, PLANT AND EQUIPMENT — Continued
Depreciation expense of property, plant and equipment from continuing operations totaled $148,000, $122,000, $299,000 and $287,000 for the three months and six months ended June 30, 2006 and 2007, respectively.
Property, plant and equipment, net of accumulated depreciation, includes $4,704,000 and $4,513,000 of costs, located in Mexico at December 31, 2006 and June 30, 2007, respectively.
NOTE G – DEBT OBLIGATIONS
TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note E), TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of June 30, 2007) plus 2% annually and interest is payable monthly.
NOTE H – INCOME TAXES
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. Rio Vista adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements.
Rio Vista recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years that remain open to examination are 2001 – 2006 for foreign jurisdictions.
NOTE I – PARTNERS’ CAPITAL
Common Units
On June 29, 2007, the Board of Managers of the General Partner Rio Vista approved the grant of a restricted unit bonus of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The restricted unit bonus vests as to 8,334 units on July 1, 2007, an additional 8,333 units on January 1, 2008, and an additional 8,333 units on July 1, 2008, and becomes fully vested upon a change in control event. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect the award of restricted units to him. Total compensation to be recorded under the aforementioned grant of units as they vest totals $280,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I – PARTNERS’ CAPITAL — Continued
General Partner Interest
The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore Jr., former president of Penn Octane and former chief executive officer of Rio Vista, and by Mr. Jerome B. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000 pursuant to the July 10, 2003 options agreements. Mr. Shore resigned from Penn Octane and Rio Vista in June 2005. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading was also a party to the voting agreement with Penn Octane.
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provided Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading. Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option was $1,300,000, for a total purchase price of $1,400,000. On July 19, 2007, Penn Octane exercised the Purchase Option. As a result of the exercise of the Purchase Option, beginning July 19, 2007, Penn Octane’s interest in the General Partner increased from 50% to 75%. All amounts paid in connection with the Purchase Option were determined pursuant to arm’s length negotiations between Penn Octane and Shore Trading in February 2007.
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
NOTE I – PARTNERS’ CAPITAL — Continued
Distributions of Available Cash — Continued
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended June 30, 2005 through June 30, 2006.
On October 26, 2006, January 18, 2007, May 4, 2007 and July 31, 2007, Rio Vista made cash distributions of $0.25 per unit totaling $487,000, $487,000, $487,000 and $494,000 (including amount paid to the General Partner) for the quarters ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. Total arrearages in minimum quarterly distributions payable to the limited partners and General Partner after the July 2007 distribution are $2,437,000.
During July 2007, the board of directors of the General Partner approved a cash distribution to its common unit holders to pay the existing arrearage in the payment of quarterly distributions. The distribution is expected to be in an amount equal $2,437,000 (including amount paid to the General Partner). The distribution is scheduled to be paid on or before December 31, 2007 to all holders of record of Rio Vista common units as of the close of business on August 7, 2007 subject to the sufficiency of available cash.
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, through July 19, 2007 Penn Octane was only entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options. Subsequent to July 19, 2007, as a result of the exercise of the Purchase Option, Penn Octane was entitled to receive 75% of any distributions paid by Rio Vista to the General Partner and distributed by the General Partner, including any distributions approved after July 19, 2007.
NOTE J – UNIT OPTIONS
Options
Rio Vista has no U.S. employees and is managed by its General Partner. Rio Vista applies SFAS 123R for options granted to employees and managers of the General Partner and for warrants issued to acquire goods and services from non-employees.
Equity Incentive Plan
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan). Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully vested and exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $51,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J – UNIT OPTIONS — Continued
Equity Incentive Plan — Continued
On March 21, 2007, the board of managers of the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully vested and exercisable upon a change in control event, and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $44,000.
On June 15, 2007, in connection with the Board Consulting Agreement with Mr. Richard R. Canney, the chairman of the board of managers of the General Partner (Chairman) (see note K), Rio Vista granted the Chairman an option to purchase 26,963 common units of Rio Vista. The exercise price for the option is $11.14 per unit, which was the average of the high and low sale prices as reported by the NASDAQ Stock Market on June 15, 2007. The option vests as to 25% of the units on February 1, 2008, with the remainder vesting in equal monthly installments over a period of 36 months from such date, becomes fully vested and exercisable upon a change in control event, and expires five years from the date of grant. The Board Consulting Agreement may be terminated by either party upon written notice. If Rio Vista terminates the Board Consulting Agreement without cause (as defined in the Board Consulting Agreement), the Chairman is entitled to acceleration of vesting of the first 25% of his unit option. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $90,000.
On June 29, 2007, the board of managers of the General Partner Rio Vista approved the grant of an option to purchase 75,000 common units of Rio Vista under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The exercise price for the options is $11.21 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on June 29, 2007. The unit option vests in equal monthly installments over a period of 36 months beginning January 1, 2007, becomes fully vested and exercisable upon a change in control event, and expires five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $254,000.
NOTE K – COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries were named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Rio Vista or any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of Penn Octane, Rio Vista or any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
Even though the accident took place in Mexico, these lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC, et al and was filed in the 404th Judicial District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. In January 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division. In July 2007, the case was remanded to the state court in Cameron County, Texas. In August 2007, plaintiffs filed an amended petition alleging that defendants delivered the LPG to an unqualified driver and that defendants failed to properly odorize the LPG before delivery. Limited discovery has been conducted to date in this proceeding.
The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th Judicial District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs sought unspecified monetary damages. In March 2007, the Company entered into a settlement agreement with the plaintiffs on terms deemed favorable to the Company. Pursuant to the settlement agreement this case was dismissed in April 2007. The Company’s legal fees and settlement costs were covered by insurance.
Management believes the remaining lawsuit against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries relating to the accident in Lucio Blanco is without merit and, based on the advice of counsel, does not anticipate liability for damages. The Company’s insurance carrier is expected to bear the legal fees and expenses in connection with defending this case. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.
The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE K – COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility, Letters of Credit and Other
Rio Vista’s LPG purchases before the Restated LPG Asset Sale were financed entirely by Penn Octane. Penn Octane previously financed its purchases of LPG and continues to finance its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB).
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of June 30, 2007, Penn Octane has a $15,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products (see below). The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the Spin-Off, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Rio Vista’s guarantee and asset pledge continue under the existing RZB Credit Facility. In addition, Rio Vista may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.
Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at June 30, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
On July 26, 2007, as a condition of the Loan Agreement (see note D), Penn Octane entered into a First Amendment to Line Letter (First Amendment) with RZB. The First Amendment amends the Amended and Restated Line Letter dated as of September 14, 2004 between Penn Octane and RZB. The First Amendment reduces the amount of the RZB Credit Facility from $15,000,000 to $10,000,000. Subject to RZB’s discretion, the amount of the RZB Credit Facility will be increased dollar for dollar by Rio Vista’s principal repayments under the Loan Agreement.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE K – COMMITMENTS AND CONTINGENCIES — Continued
Consulting Agreements
JBR Capital
Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Rio Vista and to Penn Octane. JBR Capital is controlled by Mr. Richter. The provisions of the Consulting Agreement dated March 5, 2007 are effective as of November 15, 2006 (Effective Date).
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. Pursuant to a related letter agreement, JBR Capital agreed that Rio Vista apply 50% of the amount of any fees payable to JBR Capital under the Consulting Agreement against amounts owed by Mr. Richter to Penn Octane pursuant to the promissory note. During the three months and six months ended June 30, 2007, Rio Vista expensed or capitalized approximately $76,000 and $133,000 in connection with the Consulting Agreement. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
Richard R. Canney
On June 15, 2007, Penn Octane and Rio Vista entered into the Board Consulting Agreement regarding consulting services to be rendered by Mr. Canney to Penn Octane and to Rio Vista. Pursuant to the Board Consulting Agreement, Mr. Canney has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets, obtaining financing, other transactions, and recommending candidates for management and board service. In exchange for these services, Penn Octane and Rio Vista have agreed to pay Mr. Canney a combined total monthly fee of $12,500, inclusive of all fees payable in connection with Mr. Canney’s services as a director and chairman of the board of Penn Octane and Rio Vista, retroactive to November 1, 2006. The monthly fee will be paid equally by Penn Octane and Rio Vista. Mr. Canney will also receive medical insurance benefits and is eligible for a discretionary bonus. Mr. Canney is expected to provide at least 80 hours of service per month. Pursuant to the Board Consulting Agreement, Penn Octane granted Mr. Canney a warrant to purchase 270,224 shares of Penn Octane common stock. Rio Vista granted Mr. Canney an option to purchase 26,963 common units of Rio Vista. The Board Consulting Agreement may be terminated by any party upon written notice. If Penn Octane terminates the Board Consulting Agreement without cause (as defined in the Board Consulting Agreement), Mr. Canney is entitled to continued payment of the monthly fee for three months following notice of termination and to acceleration of vesting of the first 25% of his warrant. If Rio Vista terminates the Board Consulting Agreement without cause (as defined in the Board Consulting Agreement), Mr. Canney is entitled to continued payment of the monthly fee for three months following notice of termination and to acceleration of vesting of the first 25% of his unit option.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE K – COMMITMENTS AND CONTINGENCIES — Continued
CEOcast
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast will receive cash fees of $7,500 per month and Rio Vista shall also issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common units on March 31, 2008 based on a calculation of units contained in the consulting agreement. The delivery of any Common Units provided for herein shall be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. This Agreement shall be effective for a one-year period and can be terminated by either party by providing written notice to the other party on or before May 30, 2008, otherwise the Agreement will automatically renew for additional one year periods (Additional Period) under the same terms and conditions except that either party may terminate the Agreement at any time during any Additional Period by providing 60 days written notice to the other party.
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
(UNAUDITED)
NOTE K – COMMITMENTS AND CONTINGENCIES — Continued
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE K – COMMITMENTS AND CONTINGENCIES — Continued
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
The dollar amounts of Penn Octane’s obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $5,078,000 at June 30, 2007 based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q and the amounts were as follows:

Fuel Products trade accounts payable	$1,957,000
Lines of credit	$1,135,000
Letters of credit in excess of Fuel Products trade accounts payable	$1,986,000
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility totals $18,135,000 at June 30, 2007 and the amounts were as follows:

Accounts receivable	$3,514,000
Restricted cash	$1,152,000
Inventory	$2,679,000
Property, plant and equipment, net	$10,790,000
Rio Vista’s assets that are included in the above amounts are as follows:

Accounts receivable	$361,000
Property, plant and equipment, net	$10,417,000
NOTE L – RELATED PARTY TRANSACTIONS
The General Partner has a legal duty to manage Rio Vista in a manner beneficial to Rio Vista’s unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a “fiduciary” duty. Because of Penn Octane’s ownership and control of the General Partner, the officers of the General Partner which are also the officers of Penn Octane and the managers of the General Partner have fiduciary duties to manage the business of the General Partner in a manner beneficial to Penn Octane.
The partnership agreement limits the liability and reduces the fiduciary duties of the General Partner to the unitholders. The partnership agreement also restricts the remedies available to unitholders for actions that might otherwise constitute breaches of the General Partner’s fiduciary duty.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE L – RELATED PARTY TRANSACTIONS — Continued
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
Under the terms of the Omnibus Agreement, Penn Octane charged Rio Vista $143,000 for the three months ended June 30, 2007, respectively.
NOTE M – ACCRUED LIABILITIES
Accrued liabilities consist of the following as of:

	December 31,	June 30,
	2006	2007

Other Mexican taxes payable	$299,000	$422,000
Accrued payroll	—	84,000
Accrued personal property taxes	81,000	123,000
Other accrued liabilities	322,000	385,000

	$702,000	$1,014,000

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
Forward-Looking Statements
The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, Rio Vista has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, working capital, LPG supply, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US – Mexico Pipelines, the Matamoros Terminal Facility, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Transportation and Terminaling Business, TransMontaigne Note, RZB Loan Agreement cash distributions, “Qualifying Income”, partnership tax treatment, guarantees, Penn Octane, the Spin-Off, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as those discussed elsewhere in this Report on Form 10-Q. These factors may not include all material risks facing Rio Vista.
Rio Vista Energy Partners L.P. and its consolidated subsidiaries are collectively hereinafter referred to as “Rio Vista”.
Overview
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. During July 2007 Penn Octane acquired the 25% interest in the General Partner from Shore Trading (see note I to the unaudited consolidated financial statements) resulting in Penn Octane having a 75% interest in the General Partner. Penn Octane has voting control over the 25% interest in the General Partner not owned by Penn Octane pursuant to a voting agreement with the other owner of the General Partner. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.

As more fully described in Note E to the unaudited consolidated financial statements, prior to the sale of a portion of Rio Vista’s LPG related assets and all of Penn Octane’s liquefied petroleum gas (LPG) related assets to TransMontaigne Product Services, Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), Rio Vista was principally engaged in the purchase, transportation and sale of LPG. Subsequent to the Restated LPG Asset Sale, Rio Vista continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connect the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to an LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis. On July 27, 2007 Rio Vista acquired Regional Enterprizes, Inc. which was merged into Regional Enterprises, Inc., a wholly owned subsidiary of Rio Vista (see note D to the unaudited consolidated financial statements).
On July 27, 2007, Rio Vista entered into an Agreement and Plan of Merger (Merger Agreement) with Regional Enterprises, Inc., a Virginia corporation (New Regional), Regional Enterprizes, Inc., a Virginia corporation (Old Regional), the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista (the Regional Acquisition). The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Old Regional and New Regional (collectively, Regional) is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 14 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region. Regional utilizes its fleet of 32 tractors and 50 trailers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers. Regional has operated for 34 years and has approximately 50 employees.
Subsequent to the Spin-Off, and through the date of the Restated LPG Asset Sale, Rio Vista sold LPG directly to P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. Rio Vista purchased LPG from Penn Octane under a long-term supply agreement. The purchase price to Rio Vista of the LPG sold from Penn Octane was determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that took into consideration operating costs of Penn Octane and Rio Vista. Prior to the Restated LPG Asset Sale, Rio Vista’s, primary customer for LPG was PMI. PMI sold the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributed the LPG into the northeastern region of Mexico. Subsequent to the Restated LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
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

Acquisition of Regional Enterprizes, Inc.
On July 27, 2007, Rio Vista entered into the Merger Agreement with New Regional, Old Regional, the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista. The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. The total consideration pursuant to the Merger Agreement was $9.0 million, of which Rio Vista paid $8.0 million in cash, less certain working capital and other adjustments and subject to certain amounts held in escrow, with the remaining $1.0 million to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. Under the terms of the Merger Agreement, Rio Vista is entitled to net working capital of Old Regional of $500,000 (subject to adjustments) in excess of assumed liabilities. Under the terms of the Merger Agreement, a total of $1.5 million was placed into escrow to secure certain indemnification obligations of the former shareholders of Old Regional. Rio Vista funded the Regional Acquisition through a loan of $5.0 million (RZB Loan) from RZB Finance LLC (RZB) and the remaining amounts due at closing were paid from available working capital.
In connection with the Regional Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The principal amount of the RZB Loan is $5.0 million, due on demand, with a one-year maturity. The RZB Loan carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Loan, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Loan is also guaranteed by New Regional and RVOP.
LPG Transportation Agreement
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. Rio Vista receives a fee for all LPG transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. Any changes in future contracts between PMI and TransMontaigne for the sale of LPG may have an impact on the fees which Rio Vista will receive pursuant to the LPG Transportation Agreement. Rio Vista is also exploring potential opportunities which would increase the value of the Retained Assets.

The following table sets forth the actual volumes purchased by PMI for the months January 2006 through July 2007.

Actual Volumes
Month	Sold/Transported
(gallons)
January 2006	14,757,646

February 2006	11,940,257

March 2006	11,606,435

April 2006	6,035,733

May 2006	5,733,193

June 2006	7,130,666

July 2006	4,937,441

August 2006	5,408,563

September 2006	6,402,253

October 2006	8,908,931

November 2006	9,906,874

December 2006	10,448,614

January 2007	10,362,590

February 2007	8,590,460

March 2007	8,772,010

April 2007	6,492,361

May 2007	5,818,669

June 2007	5,480,023

July 2007	5,552,780
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

Potential Factors Affecting Future Demand For The Retained Assets:
Trends
PMI has historically used the Matamoros Terminal Facility to load LPG by truck for product destined for the northeastern part of Mexico. Since April 2004, through the date of the Restated LPG Asset Sale, PMI contracted with either Penn Octane or Rio Vista (subsequent to the Spin-Off), for LPG volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years. The contract between TransMontaigne and PMI which expired on March 31, 2007, provided for minimum volumes lower than historical amounts. From April 1, 2007 through July 31, 2007 TransMontaigne has continued to sell LPG to PMI which has been transported using the Retained Assets in the volumes reflected above. Rio Vista believes that the reduction of volume commitments by PMI is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in the near future. Rio Vista is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.
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
Dependence on TransMontaigne
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

Results of Operations
The following discussion of Rio Vista’s results of operations from continuing operations for all periods presented excludes the results of operations related to the Sold Assets, including revenues, direct costs and associated interest expenses, which have been reclassified as discontinued operations (see below). As a result, the results of operations from continuing operations reflects only the results associated with the Transportation and Terminaling Business, including all costs associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility and all indirect income and expenses of Rio Vista. Revenues from Rio Vista’s Transportation and Terminaling Business commenced on August 22, 2006 although expenses associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility were incurred during the entire period for each period presented. Regional will be included in the consolidated financial statements subsequent to the date of the Regional Acquisition.
Continuing Operations:
Three months ended June 30, 2007 Compared With Three months ended June 30, 2006
Revenues. Revenues for the three months ended June 30, 2007, were $.4 million. There were no revenues during the three months ended June 30, 2006 since the Transportation and Terminaling Business did not commence until August 22, 2006. All revenues prior to August 22, 2006 were derived from Rio Vista’s LPG sales business and have been reclassified as discontinued operations (see below).
Cost of goods sold. Cost of goods sold for the three months ended June 30, 2007 was $.4 million compared with $.4 million for the three months ended June 30, 2006. The cost of goods sold consists of those costs associated with operation of the US — Mexico Pipelines and Matamoros Terminal Facility. All costs associated with Rio Vista’s LPG sales business prior to the LPG Asset Sale, except for costs associated with the US — Mexico Pipelines and Matamoros Terminal Facility, which are also being used for Rio Vista’s LPG Transportation business, have been reclassified as discontinued operations (see below).
Selling, general and administrative expenses. Selling, general and administrative expenses were $.7 million for the three months ended June 30, 2007 compared with $.6 million for the three months ended June 30, 2006. These costs were comprised of indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees.
Six months ended June 30, 2007 Compared With Six months ended June 30, 2006
Revenues. Revenues for the six months ended June 30, 2007, were $1.1 million. There were no revenues during the six months ended June 30, 2006 since the Transportation and Terminaling Business did not commence until August 22, 2006. All revenues prior to August 22, 2006 were derived from Rio Vista’s LPG sales business and have been reclassified as discontinued operations (see below).
Cost of goods sold. Cost of goods sold for the six months ended June 30, 2007 was $.8 million compared with $1.0 million for the six months ended June 30, 2006. The cost of goods sold consists of those costs associated with operation of the US — Mexico Pipelines and Matamoros Terminal Facility. All costs associated with Rio Vista’s LPG sales business prior to the LPG Asset Sale, except for costs associated with the US — Mexico Pipelines and Matamoros Terminal Facility, which are also being used for Rio Vista’s Transportation and Terminaling Business, have been reclassified as discontinued operations (see below).
Selling, general and administrative expenses. Selling, general and administrative expenses were $1.4 million for the six months ended June 30, 2007 compared with $1.4 million for the six months ended June 30, 2006. These costs were comprised of indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees.

Discontinued Operations:
The following table shows Rio Vista’s volume of LPG sold in gallons and average sales price for LPG for the three months and six months ended June 30, 2006 and 2007.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2006	June 30, 2007 (a)	June 30, 2006	June 30, 2007
Volume Sold

LPG (millions of gallons) — PMI	18.9	—	57.2	—

Average sales price

LPG (per gallon) — PMI	$1.13	$—	$1.06	$—

(a)	Sales of LPG ceased on August 21, 2006, immediately prior to the LPG Asset Sale
Rio Vista’s results of operations from discontinued operations of its LPG sales business applies only for the three months and six months ended June 30, 2006 since these operations were sold on August 21, 2006. As a result, there is no comparison of such operations presented for the three months and six months ended June 30, 2006 and June 30, 2007.

Liquidity and Capital Resources
General. The following schedule details the pro forma working capital of Rio Vista and its subsidiaries after adjustment for the distribution paid by Rio Vista during July 2007, cash used to complete the Regional Acquisition and the offset of outstanding intercompany balances:

	As Reported			Adjusted
	June 30, 2007	Pro Forma		June 30, 2007
Current Assets
Cash	$4,699,000	$(494,000	)(a)	$762,000
		$(673,000	)(b)
		$(2,770,000	)(c)
Restricted Cash	26,000			26,000
Trade Accounts Receivable	361,000			361,000
Inventories	—			—
Prepaid Expenses	840,000			840,000

Total Current Assets	5,926,000	(3,937,000)		1,989,000

Current Liabilities
Current Maturities Of Long-Term Debt	$1,000,000			$1,000,000
Due To Affiliates	673,000	(673,000	)(b)	—
Mexican Taxes Payable	43,000			43,000
Accounts Payable	654,000			654,000
Accrued Liabilities	1,014,000			1,014,000

Total Current Liabilities	3,384,000	(673,000)		2,711,000

Working Capital	$2,542,000	(3,264,000)		$(722,000)

(a)	distribution paid by Rio Vista during May 2007

(b)	offset of outstanding intercompany balances

(c)	cash used to acquire Regional
The pro forma net working capital available to Rio Vista at June 30, 2007, after adjustment for the June 30, 2007 quarterly distribution paid on July 31, 2007 and cash used to complete the Regional Acquisition is approximately $(0.7) million. The pro forma net cash on hand available to Rio Vista at June 30, 2007 after adjustment for the June 30, 2007 quarterly distribution paid on July 31, 2007, cash used to complete the Regional Acquisition and offset of amounts due from Penn Octane was $0.8 million. Rio Vista will be required to pay the TransMontaigne Note of $1.0 million plus accrued and unpaid interest in August 2007.
Rio Vista has minimum quarterly distribution arrearages payable to the limited partners and the General Partner for the quarters ended June 30, 2005, through June 30, 2006 totaling $2.4 million. The General Partner of Rio Vista intends to use its cash assets to increase unitholder value primarily through additional strategic acquisitions. There can be no assurance, however, that Rio Vista will be able to complete such acquisitions or that, if completed, such acquisitions will increase unitholder value.

As a result of the Restated LPG Asset Sale, Rio Vista’s sources of cash flows are expected to be derived from the LPG Transportation Agreement and from the operations of Regional subsequent to the date of the Regional Acquisition. Under the LPG Transportation Agreement, Rio Vista may only transport LPG on behalf of TransMontaigne using the Retained Assets. Accordingly, there is no assurance that TransMontaigne will utilize the Retained Assets and if so, at capacity levels which provide Rio Vista with gross profit. In addition, although TransMontaigne’s agreement with PMI expired on March 31, 2007, and TransMontaigne has continued to utilize the Retained Assets at historical levels there can be no assurance that TransMontaigne will continue selling LPG to PMI. From April 1, 2007 through July 31, 2007 TransMontaigne has continued to sell LPG to PMI which has been transported using the Retained Assets in the volumes reflected above. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement and income taxes on Regional’s stand-alone consolidated earnings. The RZB Loan is required to be paid within one year. The additional $1.0 million loan due in connection with the Regional Acquisition requires four semi-annual payments beginning December 27, 2007. There is no assurance that Regional’s operations will continue to be profitable and/or sufficient to cover the additional tax and debt obligations. There is no assurance that the LPG Transportation Agreement and Regional operations will provide sufficient cash flow for Rio Vista to meet its future cash operating expenses. Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional units. Currently, substantially all of Rio Vista’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility, the TransMontaigne Note and the RZB Loan Agreement. Accordingly Rio Vista may be unable to obtain additional financing collateralized by those assets.
Pursuant to the Omnibus Agreement, Penn Octane is entitled to reimbursement of costs incurred on behalf of Rio Vista, including an allocable share of overhead. Rio Vista cannot be certain that future cash flows from its Transportation and Terminaling Business and future investments, if any, will be adequate to cover all of its future working capital requirements including minimum distributions by Rio Vista.
Rio Vista projects that monthly cash flows from its LPG Transportation Agreement during the months of April through September will be less than during the months of October through March as a result of seasonality.
TransMontaigne Note. In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note E to the unaudited consolidated financial statements), TransMontaigne loaned Rio Vista $1.3 million (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of June 30, 2007) plus 2% annually and interest is payable monthly.
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
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of June 30, 2007, Penn Octane had a $15.0 million credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products (see below). The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the Spin-Off, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Rio Vista’s guarantee and asset pledge continue under the existing RZB Credit Facility. In addition, Rio Vista may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.
Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at June 30, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
In connection with the Regional Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The principal amount of the RZB Loan is $5.0 million, due on demand, with a one-year maturity. The RZB Loan carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Loan, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Loan is also guaranteed by New Regional and RVOP.
On July 26, 2007, as a condition of the Loan Agreement, Penn Octane entered into a First Amendment to Line Letter (First Amendment) with RZB. The First Amendment amends the Amended and Restated Line Letter dated as of September 14, 2004 between Penn Octane and RZB. The First Amendment reduces the amount of the RZB Credit Facility from $15.0 million to $10.0 million. Subject to RZB’s discretion, the amount of the RZB Credit Facility will be increased dollar for dollar by Rio Vista’s principal repayments under the Loan Agreement.

Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $5.1 million at June 30, 2007, based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q, and the amounts were as follows (in millions):

Fuel Products trade payables	$2.0
Lines of credit	$1.1
Letters of credit in excess of Fuel Products trade payables	$2.0
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility totals $18.2 million at June 30, 2007 and the amounts were as follows (in millions):

Accounts receivable	$3.5
Restricted cash	$1.2
Inventory	$2.7
Property, plant and equipment, net	$10.8
Rio Vista’s assets that are included in the above amounts are as follows (in millions):

Accounts receivable	$0.4
Property, plant and equipment, net	$10.4
The following is a summary of Rio Vista’s estimated minimum contractual obligations as of June 30, 2007.

Payments due by Period
(Amounts in Millions)
		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$1.0	$1.0	$—	$—	$—

Operating Leases	—	—	—	—	—

LPG Purchase Obligations	—	—	—	—	—

Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$1.0	$1.0	$—	$—	$—

The following is a summary of Rio Vista’s estimated minimum commercial obligations as of June 30, 2007, based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q as of June 30, 2007.

Amount of Commitment Expiration
Per Period
(Amounts in Millions)
	Total Amounts	Less than	1 - 3	4 - 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years

Lines of Credit	$—	$—	$—	$—	$—

Standby Letters of Credit	—	—	—	—	—

Guarantees	5.1	5.1	—	—	—

Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A

Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$5.1	$5.1	$—	$—	$—

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
Partnership Tax Treatment. See note K to the unaudited consolidated financial statements for discussion of partnership tax treatment.
Legal Proceedings. See note K to the unaudited consolidated financial statements for the legal proceedings discussion.
Consulting Agreements. See note K to the unaudited consolidated financial statements for discussion of consulting agreements.
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
On October 26, 2006, January 18, 2007, May 4, 2007 and July 31, 2007, Rio Vista made cash distributions of $0.25 per unit totaling $487,000, $487,000, $487,000 and $494,000 (including amount paid to the General Partner) for the quarters ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. Total arrearages in minimum quarterly distributions payable to the limited partners and General Partner after the July 2007 distribution are $2.4 million.
During July 2007, the board of directors of the General Partner approved a cash distribution to its common unit holders to pay the existing arrearage in the payment of quarterly distributions. The distribution is expected to be in an amount equal $2.4 million (including amount paid to the General Partner). The distribution is scheduled to be paid on or before December 31, 2007 to all holders of record of Rio Vista common units as of the close of business on August 7, 2007 subject to the sufficiency of available cash.
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, through July 19, 2007 Penn Octane was only entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options. Subsequent to July 19, 2007, as a result of the exercise of the Purchase Option, Penn Octane was entitled to receive 75% of any distributions paid by Rio Vista to the General Partner and distributed by the General Partner, including any distributions approved after July 19, 2007.

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
Common Units
On June 29, 2007, the Board of Managers of the General Partner Rio Vista approved the grant of a restricted unit bonus of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The restricted unit bonus vests as to 8,334 units on July 1, 2007, an additional 8,333 units on January 1, 2008, and an additional 8,333 units on July 1, 2008, and becomes fully vested upon a change in control event. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect the award of restricted units to him. Total compensation to be recorded under the aforementioned grant of units as they vest totals $280,000.

Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast will receive cash fees of $7,500 per month and Rio Vista shall also issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common units on March 31, 2008 based on a calculation of units contained in the consulting agreement. The delivery of any Common Units provided for herein shall be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. This Agreement shall be effective for a one-year period and can be terminated by either party by providing written notice to the other party on or before May 30, 2008, otherwise the Agreement will automatically renew for additional one year periods (Additional Period) under the same terms and conditions except that either party may terminate the Agreement at any time during any Additional Period by providing 60 days written notice to the other party.
General Partner Interest
The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore Jr., former president of Penn Octane and former chief executive officer of Rio Vista, and by Mr. Jerome B. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000 pursuant to the July 10, 2003 option agreements. Mr. Shore resigned from Penn Octane and Rio Vista in June 2005. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading was also a party to the voting agreement with Penn Octane.
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provided Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading. Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option was $1.3 million for a total purchase price of $1.4 million. On July 19, 2007, Penn Octane exercised the Purchase Option. As a result of the exercise of the Purchase Option, beginning July 19, 2007, Penn Octane’s interest in the General Partner increased from 50% to 75%. All amounts paid in connection with the Purchase Option were determined pursuant to arm’s length negotiations between Penn Octane and Shore Trading in February 2007.
The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.
Unit Options
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan). Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $51,000.

On March 21, 2007, the board of managers of the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $44,000.
On June 15, 2007, in connection with the Board Consulting Agreement with the Chairman (see note K to the unaudited consolidated financial statements), Rio Vista granted the Chairman an option to purchase 26,963 common units of Rio Vista. The exercise price for the option is $11.14 per unit, which was the average of the high and low sale prices as reported by the NASDAQ Stock Market on June 15, 2007. The option vests as to 25% of the units on February 1, 2008, with the remainder vesting in equal monthly installments over a period of 36 months from such date, becomes fully vested and exercisable upon a change in control event, and expires five years from the date of grant. The Board Consulting Agreement may be terminated by either party upon written notice. If Rio Vista terminates the Board Consulting Agreement without cause (as defined in the Board Consulting Agreement), the Chairman is entitled to continued payment of the monthly fee for three months following notice of termination and to acceleration of vesting of the first 25% of his unit option. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $90,000.
On June 29, 2007, the board of managers of the General Partner Rio Vista approved the grant of an option to purchase 75,000 common units of Rio Vista under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The exercise price for the options is $11.21 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on June 29, 2007. The unit option vests in equal monthly installments over a period of 36 months beginning January 1, 2007, becomes fully vested and exercisable upon a change in control event, and expires five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $254,000.
Related Party Transactions
The General Partner has a legal duty to manage Rio Vista in a manner beneficial to Rio Vista’s unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a “fiduciary” duty. Because of Penn Octane’s ownership and control of the General Partner, the officers of the General Partner which are also the officers of Penn Octane and the managers of the General Partner have fiduciary duties to manage the business of the General Partner in a manner beneficial to Penn Octane.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Rio Vista has debt at variable interest rates (see note G to the consolidated financial statements). Trade accounts receivable from TransMontaigne and Rio Vista’s trade and other accounts payable do not bear interest. Penn Octane’s credit facility with RZB for which Rio Vista has pledged its accounts receivable and property, plant and equipment, does not bear interest since generally no cash advances are made to Rio Vista or Penn Octane by RZB. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in Penn Octane’s agreement with RZB. Therefore, Rio Vista currently has limited, if any, interest rate risk.
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
Item 4T. Controls and Procedures.
The General Partner’s management, including the principal executive officer/principal financial officer, is responsible for establishing and maintaining disclosure controls and procedures and therefore has conducted an evaluation of Rio Vista’s disclosure controls and procedures; as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of June 30, 2007. Based on their evaluation, the General Partner’s principal executive officer/principal accounting officer concluded that Rio Vista’s disclosure controls and procedures are effective.
There was no change in Rio Vista’s internal control over financial reporting during the second quarter of the year ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, Rio Vista’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
See note K to the unaudited consolidated financial statements included in this report.
Item 1A. Risk Factors
Business Factors. As a result of the Restated LPG Asset Sale, Rio Vista’s sources of cash flows are expected to be derived from the LPG Transportation Agreement and beginning July 27, 2007 from the operations of Regional. Under the LPG Transportation Agreement, Rio Vista may only transport LPG on behalf of TransMontaigne using the Retained Assets. Accordingly, there is no assurance that TransMontaigne will utilize the Retained Assets and if so, at capacity levels which provide Rio Vista with gross profit. In addition, although TransMontaigne’s agreement with PMI expired on March 31, 2007, and TransMontaigne has continued to utilize the Retained Assets at historical levels, there can be no assurance that TransMontaigne will continue selling LPG to PMI. From April 1, 2007 through July 31, 2007 TransMontaigne has continued to sell LPG to PMI which has been transported using the Retained Assets in the volumes reflected above. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement and income taxes on Regional’s stand-alone consolidated earnings. The RZB Loan is required to be paid within one year. The additional $1.0 million loan due in connection with the Regional Acquisition requires four semi-annual payments beginning December 27, 2007. There is no assurance that Regional’s operations will continue to be profitable and/or sufficient to cover the additional tax and debt obligations. There is no assurance that the LPG Transportation Agreement and Regional operations will provide sufficient cash flow for Rio Vista to meet its future cash operating expenses. Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional units. Currently, substantially all of Rio Vista’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility, the TransMontaigne Note and the RZB Loan Agreement. Accordingly Rio Vista may be unable to obtain additional financing collateralized by those assets. Future acquisitions and expansions may not be successful, may substantially increase Rio Vista’s indebtedness and contingent liabilities, and may create integration difficulties. Rio Vista’s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See note I, J and K to the unaudited consolidated financial statements included in this report.
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

The following Exhibits are filed as part of this report:

Exhibit No.

2.3
Agreement And Plan Of Merger, Made As Of The 27th Day Of July, 2007, By And Among Rio Vista Energy Partners L.P., (“Buyer”); Regional Enterprises, Inc., A Virginia Corporation And Newly Formed, Wholly Owned Subsidiary Of Buyer (“Merger Sub”); Regional Enterprizes, Inc. (Also Known As Regional Enterprises, Inc.), A Virginia Corporation (“Company”); The Shareholders Of Company; And W. Gary Farrar, Jr. (“Principal”).

2.4	Articles Of Merger Of Regional Enterprises, Inc. A Virginia Corporation, And Regional Enterprizes, Inc., A Virginia Corporation Dated July 27, 2007.

10.27
Consulting Agreement (This “Agreement”) Is Entered Into On This ___Th Day Of June, 2007, With An Effective Date Of November 1, 2006 By And Between Penn Octane Corporation, A Delaware Corporation And Rio Vista Energy Partners L.P., A Delaware Limited Partnership And Ricardo Rodriguez Canney.

10.28	Consulting Agreement Made And Entered Into As Of The 2nd Day Of July, 2007 Between Rio Vista Energy Partners, L.P. And Ceocast, Inc.

10.29	Employment And Non-Competition Agreement Effective As Of The 27th Day Of July, 2007 Made By And Between Regional Enterprises, Inc., A Virginia Corporation And W. Gary Farrar, III.

10.30
Escrow Agreement Between Rio Vista Energy Partners L.P., A Delaware Limited Partnership, Regional Enterprises, Inc., A Virginia Corporation, W. Gary Farrar, Jr., A Resident Of The Commonwealth Of Virginia, And First Capital Bank, A Virginia Banking Corporation (The “Escrow Agent”), Effective As Of The 27th Day Of July, 2007.

10.31	Loan Agreement Dated As Of July 26, 2007, And Entered Into Between Rio Vista Energy Partners L.P., A Delaware Limited Partnership And RZB Finance LLC.

10.32	Guaranty And Agreement Between Regional Enterprises, Inc., A Virginia Corporation And RZB Finance LLC Dated As Of July 26, 2007.

10.33	Guaranty And Agreement Between Penn Octane Corporation, A Delaware Corporation And RZB Finance LLC Dated As Of July 26, 2007.

10.34	Guaranty And Agreement Between Rio Vista Operating Partnership L.P., A Delaware Limited Partnership And RZB Finance LLC Dated As Of July 26, 2007.

10.35	$5,000,000 Promissory Note Dated July 26, 2007 Issued By Rio Vista Energy Partners L.P., A Delaware Limited Partnership To RZB Finance LLC.

10.36	General Security Agreement dated July 26, 2007 between RZB Finance LLC and Regional Enterprises, Inc., A Virginia Corporation.

10.37	Pledge Agreement, Made This 26th Day Of July, 2007, By And Between: Rio Vista Energy Partners L.P., A Delaware Limited Partnership And RZB Finance LLC.

10.38	First Amendment To Line Letter Dated As Of July 26, 2007, Between RZB Finance LLC (“RZB”) And Penn Octane Corporation (The “Borrower”).

10.39	Debt Assumption Agreement Made As Of The 26th Day Of July, 2007, By And Between Rio Vista Energy Partners L.P., A Delaware Limited Partnership And Regional Enterprises, Inc., A Virginia Corporation.

Exhibit No.

10.40	$5,000,000 Debt Assumption Note Dated July 26, 2007 Issued By Regional Enterprises, Inc., A Virginia Corporation To Rio Vista Energy Partners L.P., A Delaware Limited Partnership.

10.41	$2,500.000 Promissory Note Dated July 26, 2007 Issued By Regional Enterprises, Inc., A Virginia Corporation To Rio Vista Energy Partners L.P., A Delaware Limited Partnership.

10.42	Environmental Indemnity Agreement Made As Of The 26th Day Of July, 2007 By Regional Enterprises, Inc., A Virginia Corporation And RZB Finance LLC.

10.43
Reaffirmation Of Security Agreements, Dated As Of July 26, 2007 By And Among Rio Vista Energy Partners L.P., A Delaware Limited Partnership, Penn Octane Corporation, A Delaware Corporation And Rio Vista Operating Partnership L.P., A Delaware Limited Partnership And RZB Finance LLC.

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

RIO VISTA ENERGY PARTNERS L.P.

August 20, 2007	By:	/s/ Ian T. Bothwell

Ian T. Bothwell

Acting Chief Executive Officer, Acting President, Vice-President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial and Accounting Officer) of Rio Vista GP LLC, general partner of Rio Vista Energy Partners L.P.

EXHIBIT INDEX

Exhibit No.

2.3
Agreement And Plan Of Merger, Made As Of The 27th Day Of July, 2007, By And Among Rio Vista Energy Partners L.P., (“Buyer”); Regional Enterprises, Inc., A Virginia Corporation And Newly Formed, Wholly Owned Subsidiary Of Buyer (“Merger Sub”); Regional Enterprizes, Inc. (Also Known As Regional Enterprises, Inc.), A Virginia Corporation (“Company”); The Shareholders Of Company; And W. Gary Farrar, Jr. (“Principal”).

2.4	Articles Of Merger Of Regional Enterprises, Inc. A Virginia Corporation, And Regional Enterprizes, Inc., A Virginia Corporation Dated July 27 2007.

10.27
Consulting Agreement (This “Agreement”) Is Entered Into On This ___Th Day Of June, 2007, With An Effective Date Of November 1, 2006 By And Between Penn Octane Corporation, A Delaware Corporation And Rio Vista Energy Partners L.P., A Delaware Limited Partnership And Ricardo Rodriguez Canney.

10.28	Consulting Agreement Made And Entered Into As Of The 2nd Day Of July, 2007 Between Rio Vista Energy Partners, L.P. And Ceocast, Inc.

10.29	Employment And Non-Competition Agreement Effective As Of The 27th Day Of July, 2007 Made By And Between Regional Enterprises, Inc., A Virginia Corporation And W. Gary Farrar, III.

10.30
Escrow Agreement Between Rio Vista Energy Partners L.P., A Delaware Limited Partnership, Regional Enterprises, Inc., A Virginia Corporation, W. Gary Farrar, Jr., A Resident Of The Commonwealth Of Virginia, And First Capital Bank, A Virginia Banking Corporation (The “Escrow Agent”), Effective As Of The 27th Day Of July, 2007.

10.31	Loan Agreement Dated As Of July 26, 2007, And Entered Into Between Rio Vista Energy Partners L.P., A Delaware Limited Partnership And RZB Finance LLC

10.32	Guaranty And Agreement Between Regional Enterprises, Inc., A Virginia Corporation And RZB Finance LLC Dated As Of July 26, 2007.

10.33	Guaranty And Agreement Between Penn Octane Corporation, A Delaware Corporation And RZB Finance LLC Dated As Of July 26, 2007.

10.34	Guaranty And Agreement Between Rio Vista Operating Partnership L.P., A Delaware Limited Partnership And RZB Finance LLC Dated As Of July 26, 2007.

10.35	$5,000,000 Promissory Note Dated July 26, 2007 Issued By Rio Vista Energy Partners L.P., A Delaware Limited Partnership To RZB Finance LLC.

10.36	General Security Agreement dated July 26, 2007 between RZB Finance LLC and Regional Enterprises, Inc., A Virginia Corporation.

10.37	Pledge Agreement, Made This 26th Day Of July, 2007, By And Between: Rio Vista Energy Partners L.P., A Delaware Limited Partnership And RZB Finance LLC.

10.38	First Amendment To Line Letter Dated As Of July 26, 2007, Between RZB Finance LLC (“RZB”) And Penn Octane Corporation (The “Borrower”).

10.39	Debt Assumption Agreement Made As Of The 26th Day Of July, 2007, By And Between Rio Vista Energy Partners L.P., A Delaware Limited Partnership And Regional Enterprises, Inc., A Virginia Corporation.

10.40	$5,000,000 Debt Assumption Note Dated July 26, 2007 Issued By Regional Enterprises, Inc., A Virginia Corporation To Rio Vista Energy Partners L.P., A Delaware Limited Partnership.

Exhibit No.

10.41	$2,500.000 Promissory Note Dated July 26, 2007 Issued By Regional Enterprises, Inc., A Virginia Corporation To Rio Vista Energy Partners L.P., A Delaware Limited Partnership.

10.42	Environmental Indemnity Agreement Made As Of The 26th Day Of July, 2007 By Regional Enterprises, Inc., A Virginia Corporation And RZB Finance LLC.

10.43
Reaffirmation Of Security Agreements, Dated As Of July 26, 2007 By And Among Rio Vista Energy Partners L.P., A Delaware Limited Partnership, Penn Octane Corporation, A Delaware Corporation And Rio Vista Operating Partnership L.P., A Delaware Limited Partnership And RZB Finance LLC.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002