Form 10-Q
period 2007-09-30
RIO VISTA ENERGY PARTNERS LP
filed 2007-11-19
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to  __________
Commission file number: 000-50394
Rio Vista Energy Partners L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0153267
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1313 Alton Gloor Blvd., Ste J Brownsville, TX	78526
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (956) 831-0886
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
The number of common units outstanding on November 9, 2007 was 1,935,656.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION
Item 1.
Report of Independent Registered Public Accounting Firm
To the Board of Managers of Rio Vista GP LLC,
   General Partner of Rio Vista Energy Partners L.P.
We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of September 30, 2007, the consolidated statements of operations for the three months and nine months ended September 30, 2006 and 2007 and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007 and the consolidated statement of partners’ capital for the nine months ended September 30, 2007. These interim consolidated financial statements are the responsibility of Rio Vista’s management.
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
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
November 16, 2007

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	September 30,
	2006	2007
		(unaudited)
Current Assets

Cash	$3,896,000	$7,730,000

Restricted cash	25,000	26,000

Trade accounts receivable (less allowance for doubtful accounts of $0 at December 31, 2006 and September 30, 2007)	523,000	1,555,000

Due from Penn Octane Corporation, net	1,751,000	—

Prepaid expenses and other current assets	246,000	579,000

Total current assets	6,441,000	9,890,000

Property, plant and equipment — net	10,704,000	16,537,000

Other non-current assets	11,000	16,000

Goodwill	—	4,625,000

Total assets	$17,156,000	$31,068,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND PARTNERS’ CAPITAL

	December 31,	September 30,
	2006	2007
		(Unaudited)
Current Liabilities

Current maturities of long-term debt	$1,000,000	$1,442,000

Short term debt	—	5,000,000

Due to Penn Octane Corporation, net	—	734,000

Refundable deposit	—	6,500,000

Accounts payable	397,000	1,453,000

U.S. and foreign taxes payable	17,000	569,000

Deferred income taxes	—	107,000

Accrued liabilities	702,000	1,096,000

Total current liabilities	2,116,000	16,901,000

Long term debt, less current maturities, net of discount	—	452,000

Deferred income tax — noncurrent	—	2,211,000

Commitments and contingencies	—	—

Partners’ Capital

Common units	14,739,000	11,274,000

General partner’s equity	301,000	230,000

Total Partners’ Capital	15,040,000	11,504,000

Total liabilities and Partners’ Capital	$17,156,000	$31,068,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
Revenues	$191,000	$1,650,000	$191,000	$2,765,000
Cost of goods sold	397,000	1,271,000	1,384,000	2,067,000

Gross profit	(206,000)	379,000	(1,193,000)	698,000
Selling, general and administrative expenses
Legal and professional fees	88,000	467,000	490,000	989,000
Salary and payroll related expenses	151,000	414,000	492,000	706,000
Other	298,000	413,000	935,000	1,010,000

	537,000	1,294,000	1,917,000	2,705,000

Operating (loss) from continuing operations	(743,000)	(915,000)	(3,110,000)	(2,007,000)
Other income (expense)
Interest expense	(31,000)	(205,000)	(105,000)	(256,000)
Interest income	—	5,000	—	6,000

(Loss) from continuing operations before taxes	(774,000)	(1,115,000)	(3,215,000)	(2,257,000)
Provision for U.S. and foreign income taxes	(23,000)	(44,000)	(52,000)	(69,000)

Net (loss) from continuing operations	(797,000)	(1,159,000)	(3,267,000)	(2,326,000)
Discontinued operations:
Net income from operations of the LPG Assets Sold	280,000	—	2,065,000	—
Net gain on sale of LPG assets	5,214,000	—	5,214,000	—

	5,494,000	—	7,279,000	—

Net income (loss)	$4,697,000	$(1,159,000)	$4,012,000	$(2,326,000)

Net income (loss) allocable to the partners	$4,697,000	$(1,159,000)	4,012,000	$(2,326,000)
Less general partner’s interest in net income (loss)	(94,000)	23,000	(81,000)	46,000

Net income (loss) allocable to the common units	$4,603,000	$(1,136,000)	$3,931,000	$(2,280,000)

Net (loss) from continuing operations per common unit	$(0.41)	$(0.59)	$(1.68)	$(1.19)
Net income from discontinued operations per common unit	2.82	—	3.74	—

Net income (loss) per common unit	$2.41	$(0.59)	$2.06	$(1.19)

Weighted average common shares outstanding	1,910,656	1,935,656	1,910,656	1,919,264

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital

Balance as of December 31, 2006	1,910,656	$14,739,000	$301,000	$15,040,000
Net income (loss)	—	(2,280,000)	(46,000)	(2,326,000)
Cash distribution to partners	—	(1,439,000)	(30,000)	(1,469,000)
Unit-based payment expense	—	163,000	3,000	166,000
Issuance of common units as a bonus	25,000	91,000	2,000	93,000

Balance as of September 30, 2007 (unaudited)	1,935,656	$11,274,000	$230,000	$11,504,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$4,012,000	$(2,326,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	575,000	581,000
Amortization of loan discount related to detachable warrants issued	22,000	—
Amortization of loan discount		10,000
(Gain) loss on sale of assets	74,000	—
Unit-based payment expense	8,000	259,000
Gain on sale of LPG Assets	(5,214,00)	—
Changes in current assets and liabilities:
Trade accounts receivable	10,639,000	(278,000)
Prepaid and other current assets	(2,000)	(248,000)
Accounts Payable	(344,000)	941,000
Due to Penn Octane Corporation, net	(14,870,000)	2,485,000
Accrued liabilities	(41,000)	206,000
U.S. and foreign taxes payable	52,000	166,000

Net cash provided by (used in) operating activities	(5,089,000)	1,796,000
Cash flows from investing activities:
Capital expenditures	(52,000)	(6,000)
Proceeds from the sale of land and other assets	131,000	—
Proceeds from sale of LPG Assets	7,330,000	—
Costs to acquire Regional Enterprises	—	(7,982,000)
Other non-current assets	4,000	(5,000)

Net cash (used in) provided by investing activities	7 ,413,000	(7,993,000)
Cash flows from financing activities:
(Increase) decrease in restricted cash	1,881,000	—
Cash distributions to partners	—	(1,469,000)
Issuance of debt	—	5,000,000
Refundable deposit	—	6,500,000
Reduction of debt	(300,000)	—

Net cash provided by (used in) financing activities	1,581,000	10,031,000

Net change in cash	3,905,000	3,834,000
Cash at beginning of period	26,000	3,896,000

Cash at end of period	$3,931,000	$7,730,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest and LPG financing expense	$338,000	$124,000

Cash paid for U.S. and foreign taxes	$—	$—

Supplemental disclosures of noncash transactions:
Units and warrants issued and other	$22,000	$259,000

Sellers’ note, net of discount	$—	$884,000

The accompanying notes and accountants’ report are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to September 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. During July 2007 Penn Octane acquired the 25% interest in the General Partner from Shore Trading (see note I) resulting in Penn Octane having a 75% interest in the General Partner. Penn Octane has voting control over the 25% interest in the General Partner not owned by Penn Octane pursuant to a voting agreement with the other owner of the General Partner. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.
As more fully described in Note E, prior to the sale of a portion of Rio Vista’s LPG related assets and all of Penn Octane’s liquefied petroleum gas (LPG) related assets to TransMontaigne Product Services Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), Rio Vista was principally engaged in the purchase, transportation and sale of LPG. Subsequent to the Restated LPG Asset Sale, Rio Vista continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connect the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to an LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis. On July 27, 2007, Rio Vista acquired Regional Enterprizes, Inc. which was merged into Regional Enterprises, Inc., a wholly owned subsidiary of Rio Vista (see below and note D).
In order to expand its Transportation and Terminaling Business, on July 27, 2007, Rio Vista entered into an Agreement and Plan of Merger (Merger Agreement) with Regional Enterprises, Inc., a Virginia corporation (New Regional), Regional Enterprizes, Inc., a Virginia corporation (Old Regional), the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista (the Regional Acquisition). The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Old Regional and New Regional (collectively, Regional) is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products, owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10,000,000 gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 14 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region. Regional utilizes its fleet of 32 tractors and 50 trailers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers. Regional has operated for 34 years and has approximately 50 employees.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION — Continued
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
Basis of Presentation
The accompanying consolidated financial statements include Rio Vista and its United States subsidiaries including RVOP, Rio Vista Operating GP LLC, Regional and Penn Octane International, L.L.C., and its Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex) and Termatsal, S. de R.L. de C.V. (Termatsal) and its consolidated affiliate, Tergas, S. de R.L. de C.V. (Tergas). All significant intercompany accounts and transactions are eliminated. Regional’s financial statements have been included in the consolidated financial statements subsequent to the date of the Regional Acquisition.
The unaudited consolidated balance sheet as of September 30, 2007, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2006 and 2007 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007, have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of September 30, 2007, the unaudited consolidated results of operations for the three months and nine months ended September 30, 2006 and 2007 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although Rio Vista believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
Certain reclassifications have been made to prior period balances to conform in the current presentation. All reclassifications have been consistently applied to the periods presented.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B — UNIT-BASED PAYMENT
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
Rio Vista utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, Rio Vista adopted the provisions of SFAS 123R for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Rio Vista recorded unit-based payment expense for employees and non-employees of $0.00 ($0.00 per common unit) and $90,000 ($0.05 per common unit) for the three months ended September 30, 2006 and 2007, respectively, $8,000 ($0.00 per common unit) and $166,000 ($0.09 per common unit) for the nine months ended September 30, 2006 and 2007, respectively, under the fair-value provisions of SFAS 123R.
NOTE C — INCOME (LOSS) PER COMMON UNIT
Income (loss) per unit of common unit is computed on the weighted average number of units outstanding. During periods in which the Company incurs losses, giving effect to common unit equivalents is not presented as it would be antidilutive.
The following tables present reconciliations from net income (loss) from continuing operations per common unit to income (loss) from continuing operations per common unit assuming dilution (see note J for the options):

	For the three months ended September 30, 2006
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(781,000)

Basic EPS
Net income (loss) available to the common units	(781,000)	1,910,656	$(0.41)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE C — INCOME (LOSS) PER COMMON UNIT — Continued

	For the three months ended September 30, 2007
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(1,136,000)

Basic EPS
Net income (loss) available to the common units	(1,136,000)	1,935,656	$(0.59)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

	For the nine months ended September 30, 2006
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(3,202,000)

Basic EPS
Net income (loss) available to the common units	(3,202,000)	1,910,656	$(1.68)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

	For the nine months ended September 30, 2007
	Income (Loss)	Shares	Per-Unit
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations available to the common units	$(2,280,000)

Basic EPS
Net income (loss) available to the common units	(2,280,000)	1,919,264	$(1.19)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D — ACQUISITION OF REGIONAL ENTERPRIZES, INC.
On July 27, 2007, Rio Vista completed the Merger Agreement with New Regional, Old Regional, the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista. The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. The total consideration pursuant to the Merger Agreement was $9,000,000, of which Rio Vista paid $8,000,000 in cash, less certain working capital and other adjustments and subject to certain amounts held in escrow, with the remaining $1,000,000 to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. Under the terms of the Merger Agreement, Rio Vista is entitled to net working capital of Old Regional of $500,000, subject to adjustments. Under the terms of the Merger Agreement, a total of $1,500,000 was placed into escrow to secure certain indemnification obligations of the former shareholders of Old Regional. Rio Vista funded the Regional Acquisition through a loan of $5,000,000 (RZB Note) from RZB Finance LLC (RZB) and the remaining amounts due at closing were paid from available working capital.
In connection with the Regional Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The principal amount of the RZB Note is $5,000,000, due on demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Note, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Note is also guaranteed by New Regional and RVOP.
In addition, in connection with the above transactions, Regional also entered into a one-year employment contract with an executive of Regional which provides for an annual salary of $210,000 plus commissions based on future revenues of Regional. The agreement may be terminated by Regional at any time, provided however, that if the agreement is canceled within one year of the commencement date, the employee will be entitled to receive the remaining unpaid portion of his first year’s annual salary. In connection with the agreement, Rio Vista agreed to grant to the employee options to purchase 25,000 common units of Rio Vista. The options vest over a two year period.
The accompanying unaudited consolidated financial statements include the operations of Regional since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. Rio Vista is in the process of obtaining third party valuations of certain assets and finalizing certain provisions of the Merger Agreement. Therefore, the amount and allocation of the purchase price is subject to refinement.
The accompanying unaudited consolidated balance sheet includes goodwill in the amount of $4,625,000 resulting from the acquisition. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Rio Vista has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FASB 142). Under FASB 142, goodwill is not amortized. Rio Vista is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. Rio Vista will perform its annual impairment test for goodwill in the fourth quarter of each calendar year.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D — ACQUISITION OF REGIONAL ENTERPRIZES INC. — Continued
The following pro forma information assumes that the acquisition occurred at the beginning of the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

Revenues	$2,018,000	$1,651,000	$5,672,000	$6,456,000

Net income (loss)	$4,759,000	$(1,103,000)	$4,199,00	$(1,819,000)

Net income (loss) per share	$2.49	$(0.57)	$2.20	$(0.95)
NOTE E — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS
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
Also on August 22, 2006, Penn Octane completed the sale and assignment to TransMontaigne of all of Penn Octane’s LPG assets, including assignment of the lease of the Leased Pipeline and the Exxon Supply Contract (Penn Octane Sold Assets) pursuant to an amended and restated purchase and sale agreement (Penn Octane Restated PSA). The terms of the Penn Octane Restated PSA were substantially similar to the original purchase and sale agreement entered into between Penn Octane and TransMontaigne on August 15, 2005. Penn Octane retained assets related to its Fuel Sales Business, and its interest in the General Partner. The purchase price was $10,100,000 for assets sold by Penn Octane less closing adjustments of $132,000.
The Rio Vista Restated PSA required Rio Vista to escrow $500,000 for disposal and cleaning costs of the refined products tank farm (Escrow Cleaning Costs) and the TransMontaigne Note (see note F) was amended whereby Rio Vista was required to pay $300,000 of principal at closing and will be required to pay the remaining outstanding principal balance on August 22, 2007 (see Letter of Intent for Retained Assets below). In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. Rio Vista currently estimates that the amount, if any, of the Escrow Cleaning Costs that may be returned by TransMontaigne, will be immaterial.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
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
In connection with Mr. Jerome B. Richter’s previous consulting agreement, Rio Vista paid Mr. Richter $138,000 for fees due on the sale of Rio Vista Sold Assets.
The sale of the Rio Vista Sold Assets constituted a disposal of a business in accordance with FAS 144. Accordingly, the financials statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets, consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility have been included in costs of goods sold since these costs have continued to be incurred in connection with the LPG Transportation Agreement. Revenues reported in discontinued operations in the accompanying consolidated statement of operations for the three months and nine months ended September 30, 2006 were $10,990,000 and $71,526,000, respectively.
The following were also transferred to TransMontaigne in connection with the Restated LPG Asset Sale:
Leases Assigned
The Brownsville terminal land lease and the Brownsville tank farm land lease were transferred to TransMontaigne in connection with the Restated LPG Asset Sale.
In connection with the above leases, rent expense included in discontinued operations was $25,000 and $51,000 for the three months and nine months ended September 30, 2006, respectively.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
2006 PMI Agreement — Continued
The following table sets forth the actual volumes purchased by PMI for the months January 2006 through October 2007.

Actual Volumes
Month	Sold/Transported
(gallons)

January 2006	14,757,646

February 2006	11,940,257

March 2006	11,606,435

April 2006	6,035,733

May 2006	5,733,193

June 2006	7,130,666

July 2006	4,937,441

August 2006	5,408,563

September 2006	6,402,253

October 2006	8,908,931

November 2006	9,906,874

December 2006	10,448,614

January 2007	10,362,590

February 2007	8,590,460

March 2007	8,772,010

April 2007	6,492,361

May 2007	5,818,669

June 2007	5,480,023

July 2007	5,552,780

August 2007	5,466,599

September 2007	6,892,100

October 2007	8,864,583
For the period January 1, 2006 through August 21, 2006, Rio Vista sold LPG to PMI. Beginning on August 22, 2006, Rio Vista transported LPG pursuant to the LPG Transportation Agreement. The volume transported by Rio Vista for the period August 22, 2006 to August 31, 2006 totaled 1,384,581 gallons.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
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
As a result of the Restated LPG Asset Sale, the LPG Supply Agreement was terminated.
Letter of Intent for Retained Assets
Effective as of September 12, 2007, RVOP entered into a binding letter of intent (Letter of Intent) with TransMontaigne Partners L.P. (TLP), an affiliate of TransMontaigne regarding TLP’s acquisition of the Retained Assets (TLP Transaction). The total purchase price for the Retained Assets is $10,500,000, subject to adjustment as provided in the Letter of Intent. The net book value of the Retained Assets totaled $10,272,000 at September 30, 2007. The purchase price is payable as an initial deposit of $6,500,000 (as described below) upon execution of the Letter of Intent, with the remaining $4,000,000 payable at closing (subject to adjustments).
Pursuant to the Letter of Intent, RVOP has also entered into the following agreements or instruments with TLP (the Collateral Documents), each dated as of September 12, 2007:
•	Restated and Amended Promissory Note (the Restated Promissory Note), in the principal amount of $1,000,000, payable to TPSI by RVOP on or before December 31, 2007.

•
Restated and Amended Security Agreement (the Restated Security Agreement), granting TLP and TPSI a first priority security interest in the Assets in order to secure the obligations of RVOP under the Letter of Intent and the Restated Promissory Note.

•	First Priority Equity Interest Pledge Agreement, granting TLP and TPSI a first priority security interest in the corporate capital of POM.

•	First Priority Equity Interest Pledge Agreement, granting TLP and TPSI a first priority security interest in the corporate capital of Termatsal.

•
Assignment Agreement, assigning TLP and TPSI the existing rights of RVOP in the equity interests of Tergas in the event of a default by RVOP in its obligations under the Letter of Intent or the Restated Promissory Note.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
Letter of Intent for Retained Assets — Continued
Under the terms of the Letter of Intent and the Collateral Documents, TLP advanced a refundable deposit to RVOP in an amount equal to $6,500,000 (the Refundable Deposit), which is to be repaid to TLP, with interest at the rate of 8% per annum, in the event the TLP Transaction does not close prior to December 31, 2007 or upon earlier termination of the Letter of Intent prior to the closing of the TLP Transaction. If the Refundable Deposit is not repaid by December 31, 2007, in addition to its rights under the Restated Security Agreement, TLP has the right to offset an amount equal to $0.0120 per gallon of LPG in transportation and terminaling fees currently paid by TLP or its affiliates to RVOP. In addition, under the terms of the Letter of Intent, the maturity date of the $1,000,000 promissory note due from RVOP to TPSI was extended to December 31, 2007. In the event the TLP Transaction is completed, the Restated Promissory Note shall be repaid by RVOP from the net proceeds resulting from the TLP Transaction.
The obligation to repay the Refundable Deposit and Promissory Note are secured by first priority security interests in the US Pipelines, a collateral assignment of the US Easements, and a pledge of the equity interests of the Included Subsidiaries. RZB has consented to the encumbrance of the Retained Assets pursuant to the Restated Security Agreement and has agreed to the subordination of its existing security interest in the Retained Assets to the security interest granted in favor of TLP, pursuant to a Lender’s Consent and Subordination Agreement dated as of September 12, 2007 executed by RZB.
Under the terms of the Letter of Intent, the parties have agreed to negotiate a final, definitive written stock and asset purchase agreement containing all of the terms of the TLP Transaction. The TLP Transaction is subject to completion of mutually acceptable definitive documentation and satisfactory completion of due diligence by TLP. RVOP has also agreed for a period extending through December 31, 2007 to negotiate exclusively with TLP for the sale of all or any part of the Retained Assets or any controlling interest in the equity of RVOP.
NOTE F — PROPERTY, PLANT AND EQUIPMENT

	December 31,	September 30,
	2006	2007
REGIONAL:
Land	$—	$237,000
Terminal and improvements	—	3,630,000
Automotive equipment	—	2,481,000
Machinery & equipment	—	37,000
Office equipment	—	33,000

	—	6,418,000

US — Mexico Pipelines and Matamoros Terminal Facility: (a)	6,852,000	6,852,000
U.S. Pipelines and Rights of Way	1,046,000	1,046,000
Mexico Pipelines and Rights of Way	5,564,000	5,564,000
Matamoros Terminal Facility	705,000	705,000

Land	14,167,000	14,167,000

	14,167,000	20,585,000

Less: accumulated depreciation and amortization	(3,463,000)	(4,048,000)

	$10,704,000	$16,537,000

(a)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — PROPERTY, PLANT AND EQUIPMENT — Continued
Depreciation expense of property, plant and equipment from continuing operations totaled $145,000, $293,000, $441,000 and $581,000 for the three months and nine months ended September 30, 2006 and 2007, respectively.
Property, plant and equipment located in Mexico, net of accumulated depreciation, includes $4,704,000 and $4,416,000 of costs at December 31, 2006 and September 30, 2007, respectively.
NOTE G — DEBT OBLIGATIONS

	December 31,	September 30,
Debt obligations are as follows:	2006	2007

RZB Note (see note D)	$—	$5,000,000
Sellers’ Note	—	894,000
TransMontaigne Note	1,000,000	1,000,000

Total debt	1,000,000	6,894,000

Less:
Current maturities	1,000,000	6,442,000

Long-term debt	$—	$452,000

TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note E), TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (7.75% as of September 30, 2007) plus 2% annually and interest is payable monthly. As a result of the TLP Transaction (see note E), the maturity date was extended to December 31, 2007.
Sellers’ Note
In connection with the Regional Acquisition, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. Rio Vista has recorded a discount of $116,000, representing the portion of interest associated with the note, which shall be amortized over the term of the note. For the period of July 28, 2007 through September 30, 2007, $10,000 was amortized.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — PARTNERS’ CAPITAL
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
General Partner Interest
The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore Jr., former chief executive officer of Rio Vista, and by Mr. Jerome B. Richter, former chairman of the board of managers of the General Partner, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000 pursuant to the July 10, 2003 options agreements. Mr. Shore resigned from Rio Vista in June 2005. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading was also a party to the voting agreement with Penn Octane.
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
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended September 30, 2005 through September 30, 2006.
On October 26, 2006, January 18, 2007, May 4, 2007, July 31, 2007 and November 14, 2007, Rio Vista made cash distributions of $0.25 per unit totaling $487,000, $487,000, $487,000, $494,000 and $494,000 (including amount paid to the General Partner) for the quarters ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007, respectively. Total arrearages in minimum quarterly distributions payable to the limited partners and General Partner after the November 2007 distribution are $2,437,000.
During July 2007, the board of managers of the General Partner approved a cash distribution to its common unit holders to pay the existing arrearage in the payment of quarterly distributions. The distribution is expected to be in an amount equal $2,437,000 (including amount paid to the General Partner). The distribution is scheduled to be paid on or before December 31, 2007 to all holders of record of Rio Vista common units as of the close of business on August 7, 2007 subject to the sufficiency of available cash.
As a result of the exercise of the General Partner Options, from July 1, 2006, through July 19, 2007 Penn Octane was only entitled to receive 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options. Subsequent to July 19, 2007, as a result of the exercise of the Purchase Option, Penn Octane was entitled to receive 75% of any distributions paid by Rio Vista to the General Partner and distributed by the General Partner, including any distributions approved after July 19, 2007.
NOTE I — UNIT OPTIONS
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
NOTE I — UNIT OPTIONS — Continued
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
On June 15, 2007, in connection with the Board Consulting Agreement with Mr. Richard R. Canney (see note J), Rio Vista granted Mr. Canney an option to purchase 26,963 common units of Rio Vista. The exercise price for the option is $11.14 per unit, which was the average of the high and low sale prices as reported by the NASDAQ Stock Market on June 15, 2007. The Board Consulting Agreement was terminated by Mr. Canney effective September 30, 2007 resulting in the termination of the options.
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
In connection with the employment agreement with an executive of Regional, Rio Vista agreed to the grant of options to purchase a total of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan) to the executive. The options will vest over a two year period.
On August 23, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 8,125 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan) to outside managers of the General Partner. The exercise price for the options is $15.15 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on August 23, 2007. Options granted to outside managers are fully vested on the date of grant and expire five years form the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $56,000.

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
On November 3, 2004, there was an accident between a Regional truck driver and another motorist who allegedly sustained injuries as a result of the accident. The other motorist filed suit against Regional. The case was filed on February 26, 2007 as Nolte v. Regional Enterprises, Inc. and is pending in the United States District Court for the District of Maryland (Case No. 07 CV 0478 PJM). Management does not anticipate settlement or recovery in excess of insurance coverage.
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
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB. As of September 30, 2007, Penn Octane has a $10,000,000 credit facility available with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products (see below). The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the Spin-Off, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Rio Vista’s guarantee and asset pledge continue under the existing RZB Credit Facility. In addition, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.
Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.75% at September 30, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Leases
Norfolk Southern Leases
On January 1, 2003, Regional (as lessee) entered into a lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 3.1 acres of land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia. The lease includes the right to maintain existing warehouses, storage tanks for handling petroleum and chemical products, and necessary appurtenances. The lease term was January 1, 2003 through December 31, 2005. The lease has not been renewed and may be terminated by either party upon 30 days’ written notice. Rent is $1,500 per month subject to adjustment based on inflation.
On August 21, 2003, Regional (as lessee) entered into a siding lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 750 feet of railroad sidings on land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia. The sidings may be used for handling various chemical products. The siding lease began on August 21, 2003 and continues until terminated by either party with 30 days’ written notice. Rent is approximately $5,000 per year, payable in advance.
As replacement of the foregoing leases, Regional is currently negotiating with Norfolk Southern the purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. On June 1, 2007, Regional executed a letter of intent from Norfolk Southern dated May 29, 2007. Regional received a letter from Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.
Other
Regional has several leases for parking and other facilities which are short term in nature and can be terminated by the lessors or Regional upon giving sixty days notice of cancellation.
Customer Contracts
Asphalt Agreement
On November 30, 2000, Regional entered into a Storage and Product Handling Agreement with a customer with an effective date of December 1, 2000 (Asphalt Agreement). The Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. The Asphalt Agreement was amended on October 15, 2002 with an effective date of December 1, 2002 (Amended Asphalt Agreement). The term of the Amended Asphalt Agreement is five years with an option by the customer for an additional five-year renewal term, which the customer exercised in July 2007. After the additional five-year term, the Amended Asphalt Agreement renews automatically for successive one-year terms unless terminated upon 120 days advance written notice by either party. The annual fee payable to Regional for the initial five-year term of the Amended Asphalt Agreement is approximately $500,000, payable in equal monthly installments, subject to adjustments for inflation and certain facility improvements. In exchange for the annual fee, Regional agrees to provide minimum annual throughput of 610,000 net barrels per contract year, with additional volume to be paid on a per barrel basis. During the term of the amended Asphalt Agreement, Regional agrees to provide three storage tanks and certain related equipment to the customer on an exclusive basis as well as access to Regional’s barge docking facility.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Customer Contracts — Continued
Fuel Oil Agreement
On November 16, 1998, Regional entered into a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (Fuel Oil Agreement). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. The agreement renews automatically for successive one-year terms unless terminated upon 365 days advance written notice by either party. Pursuant to the agreement, as amended, Regional agrees to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation. Regional agrees to deliver a minimum daily quantity of fuel oil on behalf of the customer.
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
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. Pursuant to a related letter agreement, JBR Capital agreed that Rio Vista apply 50% of the amount of any fees payable to JBR Capital under the Consulting Agreement against amounts owed by Mr. Richter to Penn Octane pursuant to the promissory note. For the three months and nine months ended September 30, 2007, Rio Vista expensed or capitalized approximately $98,000 and $231,000 in connection with the Consulting Agreement. In addition, in connection with the Regional transactions, JBR Capital earned a fee of $180,000 which fee was expensed. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
Richard R. Canney
On June 15, 2007, Penn Octane and Rio Vista entered into the Board Consulting Agreement regarding consulting services to be rendered by Mr. Canney to Penn Octane and to Rio Vista. Pursuant to the Board Consulting Agreement, Mr. Canney has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets, obtaining financing, other transactions, and recommending candidates for management and board service. In exchange for these services, Penn Octane and Rio Vista paid Mr. Canney a combined total monthly fee of $12,500, inclusive of all fees payable in connection with Mr. Canney’s services as a director and chairman of the board of Penn Octane and Rio Vista, retroactive to November 1, 2006. The monthly fee was paid equally by Penn Octane and Rio Vista. During August 2007, Mr. Canney provided notice to Rio Vista of the termination of the Board Consulting Agreement effective September 30, 2007.

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
Partnership Tax Treatment and Regional Income Taxes
Rio Vista, excluding Regional, is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. Federal income tax liability. Regional is a corporation and as such is subject to U.S. Federal and State corporate income tax. Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista’s Mexican subsidiaries is included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted basis in Rio Vista.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Partnership Tax Treatment and Regional Income Taxes — Continued
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
Partnership Tax Treatment and Regional Income Taxes — Continued
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
Rio Vista recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years that remain open to examination are 2002 — 2006 for foreign jurisdictions.
Income tax provision for Regional is as follows:

From July 28, 2007
to
September 30, 2007
Current Tax Expense
Federal	$109,000
Foreign	—
State	21,000

130,000

Deferred Tax Expense
Federal	(80,000)
Foreign	—
State	(15,000)

(95,000)

Total	$35,000

A reconciliation of income tax expense at the federal statutory rate to the income tax provision at Regional’s effective rate is as follows:

	From July 28, 2007 to
	September 30, 2007
		Percent of
	Amount	Book Income

Federal income tax	$31,000	34.00%
State taxes (net of federal benefit)	4,000	4.00%

	$35,000	38.00%

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Partnership Tax Treatment and Regional Income Taxes — Continued
The components of deferred income tax liabilities at September 30, 2007 were as follows:

Deferred Tax Liabilities:
Current
Prepaids	$15,000
Cash to accrual adjustment	92,000
Noncurrent:
Depreciation	2,211,000

Deferred Tax Liability	$2,318,000

Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
The dollar amounts of Penn Octane’s obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $13,200,000 at September 30, 2007 based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q and the amounts were as follows:

Fuel Products trade accounts payable	$4,900,000
Lines of credit	$6,600,000
Letters of credit in excess of Fuel Products trade accounts payable	$1,700,000
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility totals $20,000,000 at September 30, 2007 and the amounts were as follows:

Accounts receivable	$8,600,000
Restricted cash	$500,000
Inventory	$300,000
Property, plant and equipment, net	$10,600,000
Rio Vista’s assets that are included in the above amounts are as follows:

Accounts receivable	$1,500,000
Property, plant and equipment, net	$10,300,000

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
Under the terms of the Omnibus Agreement, Penn Octane charged Rio Vista $497,000 for the nine months ended September 30, 2007.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE L — 401K
Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee compensation. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees.
NOTE M — SUBSEQUENT EVENT
GM Oil Properties, Inc.
On October 25, 2007, Rio Vista Penny (see below), a newly formed and wholly-owned subsidiary of Rio Vista, entered into an Asset Purchase Agreement (GM Agreement) with GM Oil Properties, Inc., an Oklahoma corporation (GM Oil). The GM Agreement is effective as of the first day of the month in which closing occurs. The GM Agreement provides for Rio Vista Penny to acquire the real and personal property interests of GM Oil in certain oil and gas properties located in McIntosh, Pittsburg and Haskell counties in Oklahoma, including approximately 33.33% of the outstanding capital stock of MV Pipeline Company, an Oklahoma corporation (collectively, the GM Assets). The total purchase price for the GM Assets is payable by assumption of GM Oil’s indebtedness in the principal amount of $16,500,000 plus accrued but unpaid interest of approximately $600,000 (Senior Secured Debt). The Senior Secured Debt is payable to certain noteholders and is administered by the agent for the noteholders (the Senior Secured Lender) pursuant to a $30,000,000 credit facility (the Senior Secured Credit Facility) currently provided by the Senior Secured Lender to GM Oil. GM Oil is in default in its obligations with respect to the Senior Secured Credit Facility.
The GM Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including Rio Vista Penny’s satisfaction with its due diligence review of the GM Assets. In addition, the closing is contingent upon receipt of consent from the Senior Secured Lender to the assumption of the Senior Secured Debt by Rio Vista Penny. It is anticipated that Rio Vista Penny will assume the Senior Secured Debt pursuant to definitive agreements regarding the assignment of the Senior Secured Credit Facility to Rio Vista Penny, including certain modified terms and conditions of the existing Senior Secured Credit Facility (see below). Rio Vista Penny may terminate the GM Agreement if it determines for any reason that it is not feasible to proceed with the transactions contemplated by the agreement. If the Senior Secured Lender does not consent to the GM Agreement on or before November 19, 2007, the closing will occur within five business days following receipt of such consent.
On October 15, 2007, Rio Vista entered into a letter of intent (the Letter of Intent) with the Senior Secured Lender regarding proposed terms of a credit facility between the Senior Secured Lender and Rio Vista and its affiliates. The Letter of Intent is not a binding commitment by the Senior Secured Lender to proceed with the financing of these acquisitions. Subject to the foregoing, the Letter of Intent contemplates that the Senior Secured Lender would enter into a $30,000,000 Senior Secured Credit Facility with affiliates of Rio Vista. The proposed credit facility is subject to satisfactory completion of the Senior Secured Lender’s due diligence review, approval by the Senior Secured Lender’s investment committee, execution of definitive agreements among the parties, execution of a management services agreement satisfactory to the Senior Secured Lender, and various other conditions.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — SUBSEQUENT EVENT — Continued
GM Oil Properties, Inc. — Continued
As a result of Rio Vista Penny’s conclusion that it would be able to either reach a definitive agreement on acceptable terms regarding the acquisition of the GM Assets from GM Oil or if unsuccessful, obtain the GM Assets through the purchase of the GM Assets from the Senior Secured Lender in the event of a likely foreclosure, Rio Vista Penny and Rio Vista GO agreed to fund the additional deposits, totaling $2,280,000, in connection with the agreements with Penny Petroleum Corporation and GO LLC on October 22, 2007 as described below.
Penny Petroleum Corporation
On October 2, 2007, Rio Vista, together with Rio Vista Penny LLC, an Oklahoma limited liability company (Rio Vista Penny), entered into an Asset Purchase Agreement (Penny Agreement) with Penny Petroleum Corporation, an Oklahoma corporation (Penny Petroleum), and Gary Moores, a shareholder of Penny Petroleum. The Penny Agreement is effective as of October 1, 2007, and has been amended pursuant to an Amendment to Asset Purchase Agreement between the parties dated as of October 25, 2007 (as amended, Amended Penny Agreement). The Amended Penny Agreement provides for Rio Vista Penny to acquire the real and personal property interests of Penny Petroleum in certain oil and gas properties located in McIntosh, Pittsburg and Haskell counties in Oklahoma, including approximately 66.66% of the outstanding capital stock of MV Pipeline Company, an Oklahoma corporation (collectively, the Penny Assets). The total purchase price for the Penny Assets is $7,400,000, consisting of cash and equity interests in Rio Vista. The cash portion of the purchase price is payable with $6,400,000 due at closing, together with a promissory note from Rio Vista with the principal amount of $500,000 bearing interest at 7% per annum (the Penny Note) payable to Penny Petroleum with a maturity date six months from the closing. Beginning three months after the closing, Penny Petroleum has the option to convert the outstanding principal and interest of the Penny Note into common units of Rio Vista at a conversion price equal to 90% of the 10-day average closing price of such common units as reported by the NASDAQ Stock Market at the time of conversion. The conversion option may be exercised on only one occasion and expires on the maturity date of the Penny Note. Rio Vista Penny paid to Penny Petroleum an initial deposit in the amount of $740,000 upon execution of the Penny Agreement and an additional deposit in the amount of $740,000 on October 22, 2007 (collectively, the Penny Deposits). The Penny Deposits will be credited to the purchase price upon closing of the transaction but are not refundable to Rio Vista Penny if the transaction does not close for any reason. The equity portion of the purchase price is payable by delivery of 45,998 common units of Rio Vista (the Penny Units). Rio Vista has agreed to file with the Securities and Exchange Commission (SEC) a registration statement on Form S-3 covering the Penny Units within 90 days following the closing date of the Penny Agreement. The Amended Penny Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including Rio Vista Penny’s satisfaction with its due diligence review of the Penny Assets. Rio Vista Penny may terminate the Amended Penny Agreement if it determines for any reason that it is not feasible to proceed with the transactions contemplated by the agreement (subject to forfeiture of the Penny Deposits). If the transactions are not completed by November 19, 2007, Penny Petroleum may terminate the Amended Penny Agreement and retain the Penny Deposits.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — SUBSEQUENT EVENT — Continued
GO, LLC
On October 2, 2007, Rio Vista, together with its newly-formed, wholly-owned subsidiary, Rio Vista GO LLC, an Oklahoma limited liability company (Rio Vista GO), entered into a Stock Purchase Agreement (GO Agreement) with GO, LLC, an Oklahoma limited liability company (GO), Outback Production, Inc., a Nevada corporation (Outback), which is the owner of all of the outstanding membership interests of GO, and Gary Moores and Bill Wood, each a shareholder of Outback. The GO Agreement is effective as of October 2, 2007. The GO Agreement provides for Rio Vista GO to acquire all of the membership interests of GO, which operates an oil and gas pipeline business located in Pittsburg and Haskell counties in Oklahoma (the GO Assets). The total purchase price for the membership interests of GO is $4,000,000, consisting of cash and equity interests in Rio Vista. The cash portion of the purchase price is payable with $3,000,000 due at closing. Rio Vista GO paid to Outback an initial deposit in the amount of $400,000 upon execution of the GO Agreement and an additional deposit in the amount of $400,000 on October 22, 2007 (collectively, the GO Deposits). The GO Deposits will be credited to the purchase price upon closing of the transaction but are not refundable to Rio Vista GO if the transaction does not close for any reason. The equity portion of the purchase price is payable by delivery of 91,996 common units of Rio Vista (the GO Units). Rio Vista has agreed to file with the SEC a registration statement on Form S-3 (the GO Registration Statement) covering the GO Units within 90 days following the closing date of the GO Agreement. The GO Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including Rio Vista GO’s satisfaction with its due diligence review of GO and the GO Assets. Rio Vista may terminate the GO Agreement if it determines for any reason that it is not feasible to proceed with the transactions contemplated by the agreement (subject to forfeiture of the GO Deposits). If the transactions are not completed by November 19, 2007, Outback may terminate the GO Agreement and retain the GO Deposits.
On the date the GO Registration Statement is declared effective by the SEC (the Registration Date), if the closing price of Rio Vista’s common units as reported by the NASDAQ Stock Market (the Registration Date Price) is less than 80% of such price as so reported on the closing date (the Closing Date Price), Outback shall have the option for a period of 30 days to rescind the transactions contemplated by the GO Agreement unless Rio Vista GO agrees to deliver to Outback either (i) additional common units of Rio Vista (the Additional GO Units) in such number as necessary so that the total value of the GO Units and the Additional GO Units, in each case based on the Registration Date Price, is at least 80% of the value of the Purchase Price Units based on the Closing Date Price or (ii) additional cash (the Additional Cash) in such amount as necessary so that the total value of the GO Units, based on the Registration Date Price, together with the Additional Cash, is at least 80% of the value of the GO Units based on the Closing Date Price. In lieu of delivery of Additional GO Units or Additional Cash to supplement the GO Units, Rio Vista GO shall have the alternate option to pay the entire value of the GO Units based on the Closing Date Price in cash (the All Cash Payment), provided that Rio Vista GO makes the All Cash Payment in full within 10 business days following an election by Outback to rescind as provided above. Upon delivery of the All Cash Payment to the Seller, all GO Units shall be returned to Rio Vista GO and/or cancelled by Rio Vista.
Rio Vista has agreed to guarantee (as a primary obligor) all of the obligations of Rio Vista GO under the GO Agreement.

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
Forward-Looking Statements
The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, Rio Vista has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, working capital, LPG supply, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US — Mexico Pipelines, the Matamoros Terminal Facility, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Transportation and Terminaling Business, TransMontaigne Note, RZB Loan Agreement, TLP Transaction, Senior Secured Credit Facility, the Oklahoma acquisitions, cash distributions, “Qualifying Income”, partnership tax treatment, guarantees, Penn Octane, the Spin-Off, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as those discussed elsewhere in this Report on Form 10-Q. These factors may not include all material risks facing Rio Vista.
Overview
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to September 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. During July 2007 Penn Octane acquired the 25% interest in the General Partner from Shore Trading (see note I to the unaudited consolidated financial statements) resulting in Penn Octane having a 75% interest in the General Partner. Penn Octane has voting control over the 25% interest in the General Partner not owned by Penn Octane pursuant to a voting agreement with the other owner of the General Partner. The General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”.

As more fully described in Note E to the unaudited consolidated financial statements, prior to the sale of a portion of Rio Vista’s LPG related assets and all of Penn Octane’s liquefied petroleum gas (LPG) related assets to TransMontaigne Product Services, Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), Rio Vista was principally engaged in the purchase, transportation and sale of LPG. Subsequent to the Restated LPG Asset Sale, Rio Vista continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connect the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to an LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis. On July 27, 2007 Rio Vista acquired Regional Enterprizes, Inc. which was merged into Regional Enterprises, Inc., a wholly owned subsidiary of Rio Vista (see below and note D to the unaudited consolidated financial statements).
In order to expand its Transportation and Terminaling Business, on July 27, 2007, Rio Vista entered into an Agreement and Plan of Merger (Merger Agreement) with Regional Enterprises, Inc., a Virginia corporation (New Regional), Regional Enterprizes, Inc., a Virginia corporation (Old Regional), the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista (the Regional Acquisition). The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Old Regional and New Regional (collectively, Regional) is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 14 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region. Regional utilizes its fleet of 32 tractors and 50 trailers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers. Regional has operated for 34 years and has approximately 50 employees.
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

Acquisition of Regional Enterprizes, Inc.
On July 27, 2007, Rio Vista completed the Merger Agreement with New Regional, Old Regional, the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista. The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. The total consideration pursuant to the Merger Agreement was $9.0 million, of which Rio Vista paid $8.0 million in cash, less certain working capital and other adjustments and subject to certain amounts held in escrow, with the remaining $1.0 million to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. Under the terms of the Merger Agreement, Rio Vista is entitled to net working capital of Old Regional of $500,000, subject to adjustments. Under the terms of the Merger Agreement, a total of $1.5 million was placed into escrow to secure certain indemnification obligations of the former shareholders of Old Regional. Rio Vista funded the Regional Acquisition through a loan of $5.0 million (RZB Note) from RZB Finance LLC (RZB) and the remaining amounts due at closing were paid from available working capital.
In connection with the Regional Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The principal amount of the RZB Note is $5.0 million, due on demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Note, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Note is also guaranteed by New Regional and RVOP.
In addition, in connection with the above transactions, Regional also entered into a one-year employment contract with an executive of Regional which provides for an annual salary of $210,000 plus commissions based on future revenues of Regional. The agreement may be terminated by Regional at any time, provided however, that if the agreement is canceled within one year of the commencement date, the employee will be entitled to receive the remaining unpaid portion of his first year’s annual salary. In connection with the agreement, Rio Vista agreed to grant to the employee options to purchase 25,000 common units of Rio Vista. The options vest over a two year period.
The accompanying unaudited consolidated financial statements include the operations of Regional since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. Rio Vista is in the process of obtaining third party valuations of certain assets and finalizing certain provisions of the Merger Agreement. Therefore, the amount and allocation of the purchase price is subject to refinement.
The accompanying unaudited consolidated balance sheet includes goodwill in the amount of $4.6 million resulting from the acquisition. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Rio Vista has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FASB 142). Under FASB 142, goodwill is not amortized. Rio Vista is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. Rio Vista will perform its annual impairment test for goodwill in the fourth quarter of each calendar year.

Pending Acquisition of Oklahoma Assets
GM Oil Properties, Inc.
On October 25, 2007, Rio Vista Penny (see below), a newly formed and wholly-owned subsidiary of Rio Vista, entered into an Asset Purchase Agreement (GM Agreement) with GM Oil Properties, Inc., an Oklahoma corporation (GM Oil). The GM Agreement is effective as of the first day of the month in which closing occurs. The GM Agreement provides for Rio Vista Penny to acquire the real and personal property interests of GM Oil in certain oil and gas properties located in McIntosh, Pittsburg and Haskell counties in Oklahoma, including approximately 33.33% of the outstanding capital stock of MV Pipeline Company, an Oklahoma corporation (collectively, the GM Assets). The total purchase price for the GM Assets is payable by assumption of GM Oil’s indebtedness in the principal amount of $16.5 million plus accrued but unpaid interest of approximately $600,000 (Senior Secured Debt). The Senior Secured Debt is payable to certain noteholders and is administered by the agent for the noteholders (the Senior Secured Lender) pursuant to a $30 million credit facility (the Senior Secured Credit Facility) currently provided by the Senior Secured Lender to GM Oil. GM Oil is in default in its obligations with respect to the Senior Secured Credit Facility.
The GM Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including Rio Vista Penny’s satisfaction with its due diligence review of the GM Assets. In addition, the closing is contingent upon receipt of consent from the Senior Secured Lender to the assumption of the Senior Secured Debt by Rio Vista Penny. It is anticipated that Rio Vista Penny will assume the Senior Secured Debt pursuant to definitive agreements regarding the assignment of the Senior Secured Credit Facility to Rio Vista Penny, including certain modified terms and conditions of the existing Senior Secured Credit Facility (see below). Rio Vista Penny may terminate the GM Agreement if it determines for any reason that it is not feasible to proceed with the transactions contemplated by the agreement. If the Senior Secured Lender does not consent to the GM Agreement on or before November 19, 2007, the closing will occur within five business days following receipt of such consent.
On October 15, 2007, Rio Vista entered into a letter of intent (the Letter of Intent) with the Senior Secured Lender regarding proposed terms of a credit facility between the Senior Secured Lender and Rio Vista and its affiliates. The Letter of Intent is not a binding commitment by the Senior Secured Lender to proceed with the financing of these acquisitions. Subject to the foregoing, the Letter of Intent contemplates that the Senior Secured Lender would enter into a $30 million Senior Secured Credit Facility with affiliates of Rio Vista. The proposed credit facility is subject to satisfactory completion of the Senior Secured Lender’s due diligence review, approval by the Senior Secured Lender’s investment committee, execution of definitive agreements among the parties, execution of a management services agreement satisfactory to the Senior Secured Lender, and various other conditions.
As a result of Rio Vista Penny’s conclusion that it would be able to either reach a definitive agreement on acceptable terms regarding the acquisition of the GM Assets from GM Oil or if unsuccessful, obtain the GM Assets through the purchase of the GM Assets from the Senior Secured Lender in the event of a likely foreclosure, Rio Vista Penny and Rio Vista GO agreed to fund the additional deposits, totaling $2.3 million, in connection with the agreements with Penny Petroleum Corporation and GO LLC on October 22, 2007 as described below.

Penny Petroleum Corporation
On October 2, 2007, Rio Vista, together with its Rio Vista Penny LLC, an Oklahoma limited liability company (Rio Vista Penny), entered into an Asset Purchase Agreement (Penny Agreement) with Penny Petroleum Corporation, an Oklahoma corporation (Penny Petroleum), and Gary Moores, a shareholder of Penny Petroleum. The Penny Agreement is effective as of October 1, 2007, and has been amended pursuant to an Amendment to Asset Purchase Agreement between the parties dated as of October 25, 2007 (as amended, Amended Penny Agreement). The Amended Penny Agreement provides for Rio Vista Penny to acquire the real and personal property interests of Penny Petroleum in certain oil and gas properties located in McIntosh, Pittsburg and Haskell counties in Oklahoma, including approximately 66.66% of the outstanding capital stock of MV Pipeline Company, an Oklahoma corporation (collectively, the Penny Assets). The total purchase price for the Penny Assets is $7.4 million, consisting of cash and equity interests in Rio Vista. The cash portion of the purchase price is payable with $6.4 million due at closing, together with a promissory note from Rio Vista with the principal amount of $500,000 bearing interest at 7% per annum (the Penny Note) payable to Penny Petroleum with a maturity date six months from the closing. Beginning three months after the closing, Penny Petroleum has the option to convert the outstanding principal and interest of the Penny Note into common units of Rio Vista at a conversion price equal to 90% of the 10-day average closing price of such common units as reported by the NASDAQ Stock Market at the time of conversion. The conversion option may be exercised on only one occasion and expires on the maturity date of the Penny Note. Rio Vista Penny paid to Penny Petroleum an initial deposit in the amount of $740,000 upon execution of the Penny Agreement and an additional deposit in the amount of $740,000 on October 22, 2007 (collectively, the Penny Deposits). The Penny Deposits will be credited to the purchase price upon closing of the transaction but are not refundable to Rio Vista Penny if the transaction does not close for any reason. The equity portion of the purchase price is payable by delivery of 45,998 common units of Rio Vista (the Penny Units). Rio Vista has agreed to file with the Securities and Exchange Commission (SEC) a registration statement on Form S-3 covering the Penny Units within 90 days following the closing date of the Penny Agreement. The Amended Penny Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including Rio Vista Penny’s satisfaction with its due diligence review of the Penny Assets. Rio Vista Penny may terminate the Amended Penny Agreement if it determines for any reason that it is not feasible to proceed with the transactions contemplated by the agreement (subject to forfeiture of the Penny Deposits). If the transactions are not completed by November 19, 2007, Penny Petroleum may terminate the Amended Penny Agreement and retain the Penny Deposits.
GO, LLC
On October 2, 2007, Rio Vista, together with its newly-formed, wholly-owned subsidiary, Rio Vista GO LLC, an Oklahoma limited liability company (Rio Vista GO), entered into a Stock Purchase Agreement (GO Agreement) with GO, LLC, an Oklahoma limited liability company (GO), Outback Production, Inc., a Nevada corporation (Outback), which is the owner of all of the outstanding membership interests of GO, and Gary Moores and Bill Wood, each a shareholder of Outback. The GO Agreement is effective as of October 2, 2007. The GO Agreement provides for Rio Vista GO to acquire all of the membership interests of GO, which operates an oil and gas pipeline business located in Pittsburg and Haskell counties in Oklahoma (the GO Assets). The total purchase price for the membership interests of GO is $4.0 million, consisting of cash and equity interests in Rio Vista. The cash portion of the purchase price is payable with $3.0 million due at closing. Rio Vista GO paid to Outback an initial deposit in the amount of $400,000 upon execution of the GO Agreement and an additional deposit in the amount of $400,000 on October 22, 2007 (collectively, the GO Deposits). The GO Deposits will be credited to the purchase price upon closing of the transaction but are not refundable to Rio Vista GO if the transaction does not close for any reason. The equity portion of the purchase price is payable by delivery of 91,996 common units of Rio Vista (the GO Units). Rio Vista has agreed to file with the SEC a registration statement on Form S-3 (the GO Registration Statement) covering the GO Units within 90 days following the closing date of the GO Agreement. The GO Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including Rio Vista GO’s satisfaction with its due diligence review of GO and the GO Assets. Rio Vista may terminate the GO Agreement if it determines for any reason that it is not feasible to proceed with the transactions contemplated by the agreement (subject to forfeiture of the GO Deposits). If the transactions are not completed by November 19, 2007, Outback may terminate the GO Agreement and retain the GO Deposits.

On the date the GO Registration Statement is declared effective by the SEC (the Registration Date), if the closing price of Rio Vista’s common units as reported by the NASDAQ Stock Market (the Registration Date Price) is less than 80% of such price as so reported on the closing date (the Closing Date Price), Outback shall have the option for a period of 30 days to rescind the transactions contemplated by the GO Agreement unless Rio Vista GO agrees to deliver to Outback either (i) additional common units of Rio Vista (the Additional GO Units) in such number as necessary so that the total value of the GO Units and the Additional GO Units, in each case based on the Registration Date Price, is at least 80% of the value of the Purchase Price Units based on the Closing Date Price or (ii) additional cash (the Additional Cash) in such amount as necessary so that the total value of the GO Units, based on the Registration Date Price, together with the Additional Cash, is at least 80% of the value of the GO Units based on the Closing Date Price. In lieu of delivery of Additional GO Units or Additional Cash to supplement the GO Units, Rio Vista GO shall have the alternate option to pay the entire value of the GO Units based on the Closing Date Price in cash (the All Cash Payment), provided that Rio Vista GO makes the All Cash Payment in full within 10 business days following an election by Outback to rescind as provided above. Upon delivery of the All Cash Payment to the Seller, all GO Units shall be returned to Rio Vista GO and/or cancelled by Rio Vista.
Rio Vista has agreed to guarantee (as a primary obligor) all of the obligations of Rio Vista GO under the GO Agreement.
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

The following table sets forth the actual volumes purchased by PMI for the months January 2006 through October 2007.

Actual Volumes
Month	Sold/Transported
(gallons)

January 2006	14,757,646

February 2006	11,940,257

March 2006	11,606,435

April 2006	6,035,733

May 2006	5,733,193

June 2006	7,130,666

July 2006	4,937,441

August 2006	5,408,563

September 2006	6,402,253

October 2006	8,908,931

November 2006	9,906,874

December 2006	10,448,614

January 2007	10,362,590

February 2007	8,590,460

March 2007	8,772,010

April 2007	6,492,361

May 2007	5,818,669

June 2007	5,480,023

July 2007	5,552,780

August 2007	5,466,599

September 2007	6,892,100

October 2007	8,864,583
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

Letter of Intent for Retained Assets
Effective as of September 12, 2007, RVOP entered into a binding letter of intent (Letter of Intent) with TransMontaigne Partners L.P. (TLP), an affiliate of TransMontaigne regarding TLP’s acquisition of the Retained Assets (TLP Transaction). The total purchase price for the Retained Assets is $10.5 million, subject to adjustment as provided in the Letter of Intent. The net book value of the Retained Assets totaled $10.3 million at September 30, 2007. The purchase price is payable as an initial deposit of $6.5 million (as described below) upon execution of the Letter of Intent, with the remaining $4.0 million payable at closing (subject to adjustments).
Pursuant to the Letter of Intent, RVOP has also entered into the following agreements or instruments with TLP (the Collateral Documents), each dated as of September 12, 2007:
•	Restated and Amended Promissory Note (the Restated Promissory Note), in the principal amount of $1.0 million, payable to TPSI by RVOP on or before December 31, 2007.

•
Restated and Amended Security Agreement (the Restated Security Agreement), granting TLP and TPSI a first priority security interest in the Assets in order to secure the obligations of RVOP under the Letter of Intent and the Restated Promissory Note.

•	First Priority Equity Interest Pledge Agreement, granting TLP and TPSI a first priority security interest in the corporate capital of POM.

•	First Priority Equity Interest Pledge Agreement, granting TLP and TPSI a first priority security interest in the corporate capital of Termatsal.

•
Assignment Agreement, assigning TLP and TPSI the existing rights of RVOP in the equity interests of Tergas in the event of a default by RVOP in its obligations under the Letter of Intent or the Restated Promissory Note.

Under the terms of the Letter of Intent and the Collateral Documents, TLP advanced a refundable deposit to RVOP in an amount equal to $6.5 million (the Refundable Deposit), which is to be repaid to TLP, with interest at the rate of 8% per annum, in the event the TLP Transaction does not close prior to December 31, 2007 or upon earlier termination of the Letter of Intent prior to the closing of the TLP Transaction. If the Refundable Deposit is not repaid by December 31, 2007, in addition to its rights under the Restated Security Agreement, TLP has the right to offset an amount equal to $0.0120 per gallon of LPG in transportation and terminaling fees currently paid by TLP or its affiliates to RVOP. In addition, under the terms of the Letter of Intent, the maturity date of the $1.0 million promissory note due from RVOP to TPSI was extended to December 31, 2007. In the event the TLP Transaction is completed, the Restated Promissory Note shall be repaid by RVOP from the net proceeds resulting from the TLP Transaction.
The obligation to repay the Refundable Deposit and Promissory Note are secured by first priority security interests in the US Pipelines, a collateral assignment of the US Easements, and a pledge of the equity interests of the Included Subsidiaries. RZB has consented to the encumbrance of the Retained Assets pursuant to the Restated Security Agreement and has agreed to the subordination of its existing security interest in the Retained Assets to the security interest granted in favor of TLP, pursuant to a Lender’s Consent and Subordination Agreement dated as of September 12, 2007 executed by RZB.
Under the terms of the Letter of Intent, the parties have agreed to negotiate a final, definitive written stock and asset purchase agreement containing all of the terms of the TLP Transaction. The TLP Transaction is subject to completion of mutually acceptable definitive documentation and satisfactory completion of due diligence by TLP. RVOP has also agreed for a period extending through December 31, 2007 to negotiate exclusively with TLP for the sale of all or any part of the Retained Assets or any controlling interest in the equity of RVOP.

Potential Factors Affecting Future Demand For The Retained Assets:
Trends
PMI has historically used the Matamoros Terminal Facility to load LPG by truck for product destined for the northeastern part of Mexico. Since April 2004, through the date of the Restated LPG Asset Sale, PMI contracted with either Penn Octane or Rio Vista (subsequent to the Spin-Off), for LPG volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years. The contract between TransMontaigne and PMI which expired on March 31, 2007, provided for minimum volumes lower than historical amounts. From April 1, 2007 through September 30, 2007 TransMontaigne has continued to sell LPG to PMI which has been transported using the Retained Assets in the volumes reflected above. Rio Vista believes that the reduction of volume commitments by PMI is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of Rio Vista’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although Rio Vista is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. Rio Vista also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in the near future. Rio Vista is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, Rio Vista is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.
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
Dependence on TransMontaigne
The ability of Rio Vista to transport LPG using the Retained Assets is dependent on TransMontaigne, including TransMontaigne’s future contracts with PMI, and TransMontaigne’s ability to bring supplies of LPG into the Retained Assets. Currently, Rio Vista believes that TransMontaigne’s options to obtain and deliver significant additional volumes of LPG in excess of the maximum volume committed under the Exxon Supply Agreement depends on TransMontaigne’s ability to bring shipments of LPG into the port of Brownsville via barges or ships to be delivered to its Brownsville terminal, railcar deliveries of LPG to its Brownsville Terminal and/or access to new pipelines which are capable of transporting LPG from other LPG suppliers into the Seadrift pipeline.

Results of Operations
The following discussion of Rio Vista’s results of operations from continuing operations for all periods presented excludes the results of operations related to the Sold Assets, including revenues, direct costs and associated interest expenses, which have been reclassified as discontinued operations (see below). As a result, the results of operations from continuing operations reflects only the results associated with the Transportation and Terminaling Business associated with bulk and petroleum products associated with Regional operations and LPG, including all costs associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility and all indirect income and expenses of Rio Vista. Revenues from Rio Vista’s Transportation and Terminaling Business commenced on August 22, 2006 although expenses associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility were incurred during the entire period for each period presented. Regional will be included in the consolidated financial statements subsequent to the date of the Regional Acquisition. Regional’s results of operations commenced on July 28, 2007.
Continuing Operations:
Three months ended September 30, 2007 Compared With Three months ended September 30, 2006
Revenues. Revenues for the three months ended September 30, 2007, were $1.7 million compared with revenues of $0.2 million for the three months ended September 30, 2006. The increase during the three months ended September 30, 2007 was attributable to increased revenues from the LPG Transportation Agreement of $0.2 million which commenced during August 2006 and $1.3 million attributable to revenues from Regional which commenced on July 28, 2007. All revenues prior to August 22, 2006 were derived from Rio Vista’s LPG sales business and have been reclassified as discontinued operations (see below).
Cost of goods sold. Cost of goods sold for the three months ended September 30, 2007 was $1.3 million compared with cost of goods sold of $0.4 million for the three months ended September 30, 2006. The increase was principally attributable to cost of good sold from Regional which commenced on July 28, 2007. Other costs included in cost of goods sold include $0.4 million of costs associated with operation of the US — Mexico Pipelines and Matamoros Terminal Facility. All costs associated with Rio Vista’s LPG sales business prior to the LPG Asset Sale, except for costs associated with the US — Mexico Pipelines and Matamoros Terminal Facility, which are also being used for Rio Vista’s LPG Transportation business, have been reclassified as discontinued operations (see below).
Selling, general and administrative expenses. Selling, general and administrative expenses were $1.3 million for the three months ended September 30, 2007 compared with $0.5 million for the three months ended September 30, 2006. These costs were comprised of indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees. The increase was principally attributable to increases in share based compensation related to options granted and other fees paid in connection with consulting agreements.
Nine months ended September 30, 2007 Compared With Nine months ended September 30, 2006
Revenues. Revenues for the nine months ended September 30, 2007, were $2.8 million compared with revenues of $0.2 million for the three months ended September 30, 2006. The increase during the nine months ended September 30, 2007 was attributable to increased revenues from the LPG Transportation Agreement of $1.3 million which commenced during August 2006 and $1.3 million attributable to revenues from Regional which commenced on July 28, 2007. All revenues prior to August 22, 2006 were derived from Rio Vista’s LPG sales business and have been reclassified as discontinued operations (see below).
Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2007 was $2.1 million compared with cost of goods sold of $1.4 million for the nine months ended September 30, 2006. The increase was principally attributable to cost of good sold from Regional which commenced on July 28, 2007 of $0.8 million. Other costs included in cost of goods sold include $1.3 million of costs associated with operation of the US — Mexico Pipelines and Matamoros Terminal Facility. All costs associated with Rio Vista’s LPG sales business prior to the LPG Asset Sale, except for costs associated with the US — Mexico Pipelines and Matamoros Terminal Facility, which are also being used for Rio Vista’s LPG Transportation business, have been reclassified as discontinued operations (see below).

Selling, general and administrative expenses. Selling, general and administrative expenses were $2.7 million for the nine months ended September 30, 2007 compared with $1.9 million for the nine months ended September 30, 2006. These costs were comprised of indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees. The increase was principally attributable to increases in share based compensation related to options granted and other fees paid in connection with consulting agreements.
Discontinued Operations:
The following table shows Rio Vista’s volume of LPG sold in gallons and average sales price for LPG for the three months and nine months ended September 30, 2006 and 2007.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

Volume Sold

LPG (millions of gallons) — PMI	9.0	—	66.2	—

Average sales price

LPG (per gallon) — PMI	$1.23	$—	$1.08	$—

Sales of LPG ceased on August 21, 2006, immediately prior to the Restated LPG Asset Sale
Rio Vista’s results of operations from discontinued operations of its LPG sales business applies only for the three months and nine months ended September 30, 2006 since these operations were sold on August 21, 2006. As a result, there is no comparison of such operations presented for the three months and nine months ended September 30, 2006 and September 30, 2007.

Liquidity and Capital Resources
As a result of the Restated LPG Asset Sale, Rio Vista’s sources of cash flows are expected to be derived from the LPG Transportation Agreement, assuming that the TLP Transaction is not consummated, from the operations of Regional and from the operations of the Oklahoma Assets, assuming that such acquisitions are consummated. Under the LPG Transportation Agreement, Rio Vista may only transport LPG on behalf of TransMontaigne using the Retained Assets. Accordingly, there is no assurance that TransMontaigne will utilize the Retained Assets and if so, at capacity levels which provide Rio Vista with gross profit. In addition, although TransMontaigne’s agreement with PMI expired on March 31, 2007, and TransMontaigne has continued to utilize the Retained Assets at historical levels there can be no assurance that TransMontaigne will continue selling LPG to PMI. From April 1, 2007 through September 30, 2007 TransMontaigne has continued to sell LPG to PMI which has been transported using the Retained Assets in the volumes reflected above. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement and income taxes on Regional’s stand-alone consolidated earnings. The RZB Note is due on demand and otherwise is required to be paid within one year. The additional $1.0 million loan due in connection with the Regional Acquisition requires four semi-annual payments beginning December 27, 2007. There is no assurance that Regional’s operations will continue to be profitable and/or sufficient to cover the additional tax and debt obligations. There is no assurance that the LPG Transportation Agreement, the Regional operations and the Oklahoma Assets operations, if the acquisitions are consummated, will provide sufficient cash flow for Rio Vista to meet its future cash operating expenses. In addition, if the Oklahoma Asset acquisitions are consummated, the replacement for the existing Senior Secured Credit Facility may limit the amount of cash available for distributions. If the TLP Transaction is not closed and if the Refundable Deposit is not repaid by December 31, 2007, in addition to its rights under the Restated Security Agreement, TLP has the right to offset an amount equal to $0.0120 per gallon of LPG in transportation and terminaling fees currently paid by TLP or its affiliates to RVOP. Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional units. Currently, substantially all of Rio Vista’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility, the TransMontaigne Note and the RZB Loan Agreement. Accordingly Rio Vista may be unable to obtain additional financing collateralized by those assets. In addition, at September 30, 2007, Rio Vista has a working capital deficit of approximately $7.0 million.
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
TransMontaigne Note. In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note E to the unaudited consolidated financial statements), TransMontaigne loaned Rio Vista $1.3 million (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (7.75% as of September 30, 2007) plus 2% annually and interest is payable monthly. As a result of the TLP Transaction (see note E to the unaudited consolidated financial statements), the maturity date was extended to December 31, 2007.
Sellers’ Note. In connection with the Regional Acquisition, Regional issued a promissory note in the amount of $1.0 million to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. Rio Vista has recorded a discount of $116,000, representing the portion of interest associated with the note, which shall be amortized over the term of the note. For the period of July 28, 2007 through September 30, 2007, $10,000 was amortized.

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
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB. As of September 30, 2007, Penn Octane has a $10.0 million credit facility available with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products (see below). The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the Spin-Off, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Rio Vista’s guarantee and asset pledge continue under the existing RZB Credit Facility. In addition, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.
Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.75% at September 30, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
In connection with the Regional Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The principal amount of the RZB Note is $5.0 million, due on demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Note, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Note is also guaranteed by New Regional and RVOP.

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
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
The dollar amounts of Penn Octane obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $13.2 million at September 30, 2007, based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q, and the amounts were as follows (in millions):

Fuel Products trade payables	$4.9
Lines of credit	$6.6
Letters of credit in excess of Fuel Products trade payables	$1.7
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility totals $20.0 million at September 30, 2007 and the amounts were as follows (in millions):

Accounts receivable	$8.6
Restricted cash	$0.5
Inventory	$0.3
Property, plant and equipment, net	$10.6
Rio Vista’s assets that are included in the above amounts are as follows (in millions):

Accounts receivable	$1.5
Property, plant and equipment, net	$10.3
The following is a summary of Rio Vista’s estimated minimum contractual obligations as of September 30, 2007.

Payments due by Period
(Amounts in Millions)
		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$6.9	$6.4	$.5	$—	$—

Operating Leases	—	—	—	—	—

LPG Purchase Obligations	—	—	—	—	—

Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$6.9	$6.4	$.5	$—	$—

The following is a summary of Rio Vista’s estimated minimum commercial obligations as of September 30, 2007, based on Penn Octane’s most recently filed Quarterly Report on Form 10-Q as of September 30, 2007.

Amount of Commitment Expiration
Per Period
(Amounts in Millions)
	Total Amounts	Less than	1 - 3	4 - 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years

Lines of Credit	$—	$—	$—	$—	$—

Standby Letters of Credit	—	—	—	—	—

Guarantees	13.2	13.2	—	—	—

Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A

Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$13.2	$13.2	$—	$—	$—

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
Partnership Tax Treatment and Regional Income Taxes. See note J to the unaudited consolidated financial statements for discussion of partnership tax treatment.
Legal Proceedings. See note J to the unaudited consolidated financial statements for the legal proceedings discussion.
Consulting Agreements. See note J to the unaudited consolidated financial statements for discussion of consulting agreements.
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

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended September 30, 2005 through September 30, 2006.
On October 26, 2006, January 18, 2007, May 4, 2007, July 31, 2007 and November 14, 2007, Rio Vista made cash distributions of $0.25 per unit totaling $487,000, $487,000, $487,000, $494,000 and $494,000 (including amount paid to the General Partner) for the quarters ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007, respectively. Total arrearages in minimum quarterly distributions payable to the limited partners and General Partner after the November 2007 distribution are $2.4 million.
During July 2007, the board of managers of the General Partner approved a cash distribution to its common unit holders to pay the existing arrearage in the payment of quarterly distributions. The distribution is expected to be in an amount equal $2.4 million (including amount paid to the General Partner). The distribution is scheduled to be paid on or before December 31, 2007 to all holders of record of Rio Vista common units as of the close of business on August 7, 2007 subject to the sufficiency of available cash.
As a result of the exercise of the General Partner Options, from July 1, 2006, through July 19, 2007 Penn Octane was only entitled to receive 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options. Subsequent to July 19, 2007, as a result of the exercise of the Purchase Option, Penn Octane was entitled to receive 75% of any distributions paid by Rio Vista to the General Partner and distributed by the General Partner, including any distributions approved after July 19, 2007.
Leases
Norfolk Southern Leases. On January 1, 2003, Regional (as lessee) entered into a lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 3.1 acres of land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia. The lease includes the right to maintain existing warehouses, storage tanks for handling petroleum and chemical products, and necessary appurtenances. The lease term was January 1, 2003 through December 31, 2005. The lease has not been renewed and may be terminated by either party upon 30 days’ written notice. Rent is $1,500 per month subject to adjustment based on inflation.
On August 21, 2003, Regional (as lessee) entered into a siding lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 750 feet of railroad sidings on land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia. The sidings may be used for handling various chemical products. The siding lease began on August 21, 2003 and continues until terminated by either party with 30 days’ written notice. Rent is approximately $5,000 per year, payable in advance.
As replacement of the foregoing leases, Regional is currently negotiating with Norfolk Southern the purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. On June 1, 2007, Regional executed a letter of intent from Norfolk Southern dated May 29, 2007. Regional received a letter form Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.
Other. Regional has several leases for parking and other facilities which are short term in nature and can be terminated by the lessors or Regional upon giving sixty days notice of cancellation.

Customer Contracts
Asphalt Agreement. On November 30, 2000, Regional entered into a Storage and Product Handling Agreement with a customer with an effective date of December 1, 2000 (Asphalt Agreement). The Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. The Asphalt Agreement was amended on October 15, 2002 with an effective date of December 1, 2002 (Amended Asphalt Agreement). The term of the Amended Asphalt Agreement is five years with an option by the customer for an additional five-year renewal term, which the customer exercised in July 2007. After the additional five-year term, the Amended Asphalt Agreement renews automatically for successive one-year terms unless terminated upon 120 days advance written notice by either party. The annual fee payable to Regional for the initial five-year term of the Amended Asphalt Agreement is approximately $500,000, payable in equal monthly installments, subject to adjustments for inflation and certain facility improvements. In exchange for the annual fee, Regional agrees to provide minimum annual throughput of 610,000 net barrels per contract year, with additional volume to be paid on a per barrel basis. During the term of the amended Asphalt Agreement, Regional agrees to provide three storage tanks and certain related equipment to the customer on an exclusive basis as well as access to Regional’s barge docking facility.
Fuel Oil Agreement. On November 16, 1998, Regional entered into a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (Fuel Oil Agreement). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. The agreement renews automatically for successive one-year terms unless terminated upon 365 days advance written notice by either party. Pursuant to the agreement, as amended, Regional agrees to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation. Regional agrees to deliver a minimum daily quantity of fuel oil on behalf of the customer.
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
General Partner Interest
The General Partner of Rio Vista owns a 2% general partner interest in Rio Vista. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore Jr., former chief executive officer of Rio Vista, and by Mr. Jerome B. Richter, former chairman of the board of managers of the General Partner, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000 pursuant to the July 10, 2003 option agreements. Mr. Shore resigned from Rio Vista in June 2005. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading was also a party to the voting agreement with Penn Octane.

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
On June 15, 2007, in connection with the Board Consulting Agreement with Mr. Canney (see note J to the unaudited consolidated financial statements), Rio Vista granted Mr. Canney an option to purchase 26,963 common units of Rio Vista. The exercise price for the option is $11.14 per unit, which was the average of the high and low sale prices as reported by the NASDAQ Stock Market on June 15, 2007. The Board Consulting Agreement was terminated by Mr. Canney effective September 30, 2007 resulting in the termination of the options.
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

In connection with the employment agreement with an executive of Regional, Rio Vista agreed to the grant of options to purchase a total of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan) to the executive. The options will vest over a two year period.
On August 23, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 8,125 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan) to outside managers of the General Partner. The exercise price for the options is $15.15 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on August 23, 2007. Options granted to outside managers are fully vested on the date of grant and expire five years form the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $56,000.
On September 12, 2007, Rio Vista received a refundable deposit in the amount of $6.5 million in connection with the Letter of Intent (see note E to the unaudited consolidated financial statements).
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
Item 4T. Controls and Procedures.
The General Partner’s management, including the principal executive officer/principal financial officer, is responsible for establishing and maintaining disclosure controls and procedures and therefore has conducted an evaluation of Rio Vista’s disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of September 30, 2007. Based on that evaluation, the General Partner’s principal executive officer/principal financial officer concluded that Rio Vista’s disclosure controls and procedures are effective.
There was no change in Rio Vista’s internal control over financial reporting during the third quarter of the year ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, Rio Vista’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
See note J to the unaudited consolidated financial statements included in this report.
Item 1A. Risk Factors
Business Factors. As a result of the Restated LPG Asset Sale, Rio Vista’s sources of cash flows are expected to be derived from the LPG Transportation Agreement, assuming that the TLP Transaction is not consummated, from the operations of Regional and from the operations of the Oklahoma Assets, assuming that such acquisitions are consummated. Under the LPG Transportation Agreement, Rio Vista may only transport LPG on behalf of TransMontaigne using the Retained Assets. Accordingly, there is no assurance that TransMontaigne will utilize the Retained Assets and if so, at capacity levels which provide Rio Vista with gross profit. In addition, although TransMontaigne’s agreement with PMI expired on March 31, 2007, and TransMontaigne has continued to utilize the Retained Assets at historical levels, there can be no assurance that TransMontaigne will continue selling LPG to PMI. From April 1, 2007 through September 30, 2007 TransMontaigne has continued to sell LPG to PMI which has been transported using the Retained Assets in the volumes reflected above. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement and income taxes on Regional’s stand-alone consolidated earnings. The RZB Note is due on demand and otherwise is required to be paid within one year. The additional $1.0 million loan due in connection with the Regional Acquisition requires four semi-annual payments beginning December 27, 2007. There is no assurance that Regional’s operations will continue to be profitable and/or sufficient to cover the additional tax and debt obligations. There is no assurance that the LPG Transportation Agreement, the Regional operations and the Oklahoma Assets operations, if the acquisitions are consummated, will provide sufficient cash flow for Rio Vista to meet its future cash operating expenses. In addition, if the Oklahoma Asset acquisitions are consummated, the replacement for the existing Senior Secured Credit Facility may limit the amount of cash available for distributions. If the TLP Transaction is not closed and if the Refundable Deposit is not repaid by December 31, 2007, in addition to its rights under the Restated Security Agreement, TLP has the right to offset an amount equal to $0.0120 per gallon of LPG in transportation and terminaling fees currently paid by TLP or its affiliates to RVOP. Future natural gas production from the Oklahoma Assets, if the acquisitions are consummated, and related reserves may prove lower than anticipated. The ability of Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional units. Currently, substantially all of Rio Vista’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility, the TransMontaigne Note and the RZB Loan Agreement. Accordingly Rio Vista may be unable to obtain additional financing collateralized by those assets. Future acquisitions and expansions may not be successful, may substantially increase Rio Vista’s indebtedness and contingent liabilities, and may create integration difficulties. Rio Vista’s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted.
Management Factors. Rio Vista is engaged in multiple acquisition, disposition and financing transactions, as well as ongoing operations in Texas, Virginia and Mexico. The General Partner has limited management resources to oversee these operations and transactions. Rio Vista has limited experience managing the Virginia operations which were acquired in July 2007. Rio Vista has not previously operated exploration and production (E&P) assets such as the Oklahoma Assets proposed to be acquired. These limitations may adversely affect Rio Vista’s ability to execute its business strategy. The General Partner’s chief financial officer, Ian T. Bothwell, is currently also serving as acting president and acting chief executive officer. Rio Vista is dependent upon the services of Mr. Bothwell and members of the board of directors of Penn Octane and the board of managers of the General Partner of Rio Vista. The loss of the services of any of these individuals could have a material adverse effect upon Rio Vista. The General Partner currently does not have an employment agreement with Mr. Bothwell or key man life insurance.
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

Competitive Factors. The energy and transportation and terminaling industries are highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of industrial and individual consumers. A key component of Rio Vista’s competitive position, particularly given the commodity nature of its LPG Transportation Business, is its ability to manage its expenses successfully, which requires continuous management focus on reducing costs and improving efficiency.
International Factors. Mexican economic, political and social conditions may change and adversely affect Rio Vista’s operations. Assuming that the TLP Transaction is not consummated, Rio Vista may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring Rio Vista to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. Upon deregulation Rio Vista will still be dependent on TransMontaigne because Rio Vista can only transport LPG on behalf of TransMontaigne using the Retained Assets. Rio Vista cannot predict the effect of deregulation on Rio Vista. Rio Vista’s contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.
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
Industry and Economic Factors. The operations and earnings of Rio Vista throughout the U.S. and Mexico are affected by local, regional and global events or conditions that affect supply and demand for Rio Vista’s services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources for its products; supply disruptions; weather, including seasonal patterns that affect energy demand and severe weather events that can disrupt operations; technological advances, including advances in exploration, production, refining and advances in technology relating to energy usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative hydrocarbon, fluctuation in prices of oil and natural gas or other energy sources or product substitutes.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are incorporated by reference to previously filed reports, as noted.
Exhibit No.

2.1	Distribution Agreement dated September 16, 2004 by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and Subsidiaries. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
2.2	Purchase and Sale Agreement dated August 15, 2005 as amended and restated on August 15, 2006 entered into by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 20, 2006, SEC File No. 000-50394).
2.3	Agreement And Plan Of Merger, Made As Of The 27th Day Of July, 2007, By And Among Rio Vista Energy Partners L.P., (“Buyer”); Regional Enterprises, Inc., A Virginia Corporation And Newly Formed, Wholly Owned Subsidiary Of Buyer (“Merger Sub”); Regional Enterprizes, Inc. (Also Known As Regional Enterprises, Inc.), A Virginia Corporation (“Company”); The Shareholders Of Company; And W. Gary Farrar, Jr. (“Principal”). (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
2.4	Articles Of Merger Of Regional Enterprises, Inc. A Virginia Corporation, And Regional Enterprizes, Inc., A Virginia Corporation Dated July 27 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
3.1	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC dated October 2, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on April 6, 2006, SEC File No. 000-50394).
3.2	Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.3	First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P. dated September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.4	Certificate of Limited Partnership of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.5	First Amended and Restated Limited Partnership Agreement of Rio Vista Operating Partnership L.P. dated September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.6	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).

3.7	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement dated as of September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.8	Certificate of Formation of Rio Vista Operating GP LLC filed July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.9	Limited Liability Company Agreement of Rio Vista Operating GP LLC dated July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
3.10	Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed September 17, 2003. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
3.11	Amendment to Certificate of Limited Partnership of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
3.12	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).
3.13	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).
4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2). (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.1	Contribution, Conveyance and Assumption Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.2	Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.3	Purchase Contract made and entered into effective as of October 1, 2004 by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.4	Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004 )(SEC File No. 000-50394).

10.5	Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.6	Rio Vista Energy Partners L.P. Unit option Agreement dated July 10, 2003 granted to Shore Capital LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.7	Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394).
10.8	Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004 )(SEC File No. 000-50394).
10.9	Conveyance Agreement effective September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.10	Amendment No. 1 to Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.11	Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.12	Guaranty & Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.13	General Security Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.14	General Security Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 22, 2004, SEC File No. 000-50394).
10.15	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 12, 2005, SEC File No. 000-50394).
10.16	Promissory note dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).

10.17	Security agreement dated August 15, 2005 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on August 19, 2005, SEC File No. 000-50394).
10.18	Amended and Restated Consulting Agreement dated November 15, 2005 between Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-50394).
10.19	Unit Purchase Option effective February 6, 2007 between Shore Trading LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).
10.20	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts dated February 6, 2007 among Penn Octane Corporation, Rio Vista GP LLC and Shore Trading LLC. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).
10.21	Consulting Agreement entered into on March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation and Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).
10.22	Letter agreement dated March 5, 2007 by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).
10.23	Form of Rio Vista GP LLC Chairman Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).
10.24	Form of Rio Vista GP LLC Managers Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).
10.25	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).
10.26	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).
10.27	Consulting Agreement, With An Effective Date Of November 1, 2006 By And Between Penn Octane Corporation And Rio Vista Energy Partners L.P. And Ricardo Rodriguez Canney. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.28	Consulting Agreement Made And Entered Into As Of The 2nd Day Of July, 2007 Between Rio Vista Energy Partners, L.P. And Ceocast, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).

10.29	Employment And Non-Competition Agreement Effective As Of The 27th Day Of July, 2007 Made By And Between Regional Enterprises, Inc. And W. Gary Farrar, III. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.30	Escrow Agreement Between Rio Vista Energy Partners L.P., Regional Enterprises, Inc., W. Gary Farrar, Jr., And First Capital Bank, Effective As Of The 27th Day Of July, 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.31	Loan Agreement Dated As Of July 26, 2007, And Entered Into Between Rio Vista Energy Partners L.P., And RZB Finance LLC (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.32	Guaranty And Agreement Between Regional Enterprises, Inc., And RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.33	Guaranty And Agreement Between Penn Octane Corporation, And RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.34	Guaranty And Agreement Between Rio Vista Operating Partnership L.P., And RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.35	$5,000,000 Promissory Note Dated July 26, 2007 Issued By Rio Vista Energy Partners L.P., To RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.36	General Security Agreement dated July 26, 2007 between RZB Finance LLC and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.37	Pledge Agreement, Made This 26th Day Of July, 2007, By And Between: Rio Vista Energy Partners L.P., And RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.38	First Amendment To Line Letter Dated As Of July 26, 2007, Between RZB Finance LLC And Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.39	Debt Assumption Agreement Made As Of The 26th Day Of July, 2007, By And Between Rio Vista Energy Partners L.P., And Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).

10.40	$5,000,000 Debt Assumption Note Dated July 26, 2007 Issued By Regional Enterprises, Inc., To Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.41	$2,500.000 Promissory Note Dated July 26, 2007 Issued By Regional Enterprises, Inc., To Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.42	Environmental Indemnity Agreement Made As Of The 26th Day Of July, 2007 By Regional Enterprises, Inc. And RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
10.43	Reaffirmation Of Security Agreements, Dated As Of July 26, 2007 By And Among Rio Vista Energy Partners L.P., Penn Octane Corporation And Rio Vista Operating Partnership L.P., And RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-50394).
14.1	Code of Business Conduct of Rio Vista (2007). (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-50394).
The following Exhibits are filed as part of this report:

Exhibit No.

10.44	Binding Letter of Intent made and entered into by and between TransMontaigne Partners L.P. and Rio Vista Operating Partnership L.P. effective and binding as of September 12, 2007
10.45	Restated and Amended Promissory Note dated September 12, 2007 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services, Inc.
10.46	Restated and Amended Security Agreement made this 12th day of September 2007, among Rio Vista Operating Partnership, L.P. and TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P.
10.47	First Priority Equity Interest Pledge Agreement entered into on this 12th day of September, 2007 by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, and TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. with the acknowledgment of Penn Octane de Mexico, S. de R.L. de C.V.
10.48	First Priority Equity Interest Pledge Agreement entered into on this 12th day of September, 2007 by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, and TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. with the acknowledgment of Termatsal, S. de R.L. de C.V.
10.49	Assignment Agreement entered into on this 12th day of September, 2007 by and between Rio Vista Operating Partnership, L.P., and TransMontaigne Partners L.P. and TransMontaigne Product Services, Inc.
31.1	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
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

RIO VISTA ENERGY PARTNERS L.P.
November 19, 2007	By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Acting Chief Executive Officer, Acting President, Vice-President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial and Accounting Officer) of Rio Vista GP LLC, general partner of Rio Vista Energy Partners L.P.

EXHIBIT INDEX

Exhibit No.	Description
10.44	Binding Letter of Intent made and entered into by and between TransMontaigne Partners L.P. and Rio Vista Operating Partnership L.P. effective and binding as of September 12, 2007
10.45	Restated and Amended Promissory Note dated September 12, 2007 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services, Inc.
10.46	Restated and Amended Security Agreement made this 12th day of September 2007, among Rio Vista Operating Partnership, L.P. and TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P.
10.47	First Priority Equity Interest Pledge Agreement entered into on this 12th day of September, 2007 by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, and TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. with the acknowledgment of Penn Octane de Mexico, S. de R.L. de C.V.
10.48	First Priority Equity Interest Pledge Agreement entered into on this 12th day of September, 2007 by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, and TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. with the acknowledgment of Termatsal, S. de R.L. de C.V.
10.49	Assignment Agreement entered into on this 12th day of September, 2007 by and between Rio Vista Operating Partnership, L.P., and TransMontaigne Partners L.P. and TransMontaigne Product Services, Inc.
31.1	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002