Form 10-K
period 2007-12-31
RIO VISTA ENERGY PARTNERS LP
filed 2008-04-15
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50394
Rio Vista Energy Partners L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0153267 (I.R.S. Employer Identification No.)

1313 E. Alton Gloor Blvd., Suite J, Brownsville, Texas	78526
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer” and “large accelerated filer” and “smaller accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
The aggregate market value of the voting units held by non-affiliates of the Registrant was $ 10,452,086 as of June 29, 2007.
The number of Common Units outstanding on March 28, 2008 was 2,515,518.
DOCUMENTS INCORPORATED BY REFERENCE
None.

	ITEM		PAGE NO.

Part I	1 and 2. Business and Properties		1

	1A.	Risk Factors	19

	1B.	Unresolved Staff Comments	38

	3.	Legal Proceedings	39

	4.	Submission of Matters to a Vote of Security Holders	40

Part II	5.	Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	41

	6.	Selected Financial Data	43

	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	44

	7A.	Quantitative and Qualitative Disclosures About Market Risks	56

	8.	Financial Statements and Supplementary Data	57

	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	105

	9A(T).	Controls and Procedures	105

	9B.	Other Information	106

Part III	10.	Directors, Executive Officers and Corporate Governance	107

	11.	Executive Compensation	110

	12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	113

	13.	Certain Relationships and Related Transactions, and Director Independence	116

	14.	Principal Accountant Fees and Services	119

Part IV	15.	Exhibits and Financial Statement Schedules	120

Exhibit 10.52
Exhibit 10.53
Exhibit 10.54
Exhibit 10.55
Exhibit 10.56
Exhibit 10.57
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Annual Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:
•	the volatility of realized natural gas prices;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business and financial strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity and financial position;

•	our production volumes;

•	our lease operating expenses, general and administrative costs and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry and the transportation and terminalling business;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, earthquakes and other catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry and the transportation and terminalling business;

•	required capital expenditures;

•	cash distributions and qualified income;

•	developments in oil producing and natural gas producing countries; and

•	our strategic plans, objectives, expectations and intentions for future operations.
All of these types of statements, other than statements of historical fact included in this Annual Report are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.
The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and elsewhere in this Annual Report. All forward-looking statements speak only as of the date of this Annual Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
As commonly used in the oil and gas industry and as used in this Annual Report on Form 10-K, the following terms have the following meanings:
Bbl. One stock tank barrel or 42 United States gallons liquid volume.
Bcf. One billion cubic feet.
Bcfe. One billion cubic feet equivalent, determined using a ratio of six Mcf of gas to one Bbl of oil, condensate or natural gas liquids.
Btu. One British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.
Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.
Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
FERC. Federal Energy Regulatory Commission.
Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.
Hp. Horsepower
MBbls. One thousand barrels of oil or other liquid hydrocarbons.
Mcf. One thousand cubic feet.
Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of oil, condensate or natural gas liquids.
MMBbls. One million barrels of oil or other liquid hydrocarbons.
MMBtu. One million Btus.
MMcf. One million cubic feet.
MMcf/d. One MMcf per day.
MMcfe. One million cubic feet equivalent, determined using a ratio of six Mcf of gas to one Bbl of oil, condensate or natural gas liquids.
MMcfe/d. One MMcfe per day.
MMMBtu. One billion Btus.
Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.
NYMEX. The New York Mercantile Exchange.
Oil. Crude oil, condensate and natural gas liquids.

Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production expenses and taxes.
Proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.
Proved reserves. Proved oil and gas reserves are the estimated quantities of gas, natural gas liquids and oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based on future conditions. The definition of proved reserves is in accordance with the Securities and Exchange Commission’s definition set forth in Regulation S-X Rule 4-10(a) and its subsequent staff interpretations and guidance.
Proved undeveloped drilling location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.
Proved undeveloped reserves or PUDs. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.
Recompletion. The completion for production of an existing wellbore in another formation from that which the well has been previously completed.
Reservoir. A porous and permeable underground formation containing a natural accumulation of economically productive oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.
Standardized Measure. Standardized Measure, or standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities, is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission (using prices and costs in effect as of the date of estimation) without giving effect to non-property related expenses, such as general and administrative, expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. Our Standardized Measure does not include future income tax expenses because our reserves are owned by our subsidiary Rio Vista Penny LLC, which is not subject to income taxes.
Successful well. A well capable of producing oil and/or gas in commercial quantities.
Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.
Unproved reserves. Lease acreage on which wells have not been drilled and where it is either probable or possible that the acreage contains reserves.
Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.
Workover. Operations on a producing well to restore or increase production

PART I
Items 1 and 2. Business and Properties.
Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”. When referring to Rio Vista and using phrases such as “we,” “our,” “us,” or the “Company,” our intent is to refer to Rio Vista and its consolidated subsidiaries as a whole or on a entity basis, depending on the context in which the statements are made.
General
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP), (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the General Partner interest. The General Partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Our General Partner is 75% owned by Penn Octane and Penn Octane has 100% voting control over the General Partner pursuant to a voting agreement with the other owner of the General Partner. Our General Partner is responsible for the management of Rio Vista. Common unitholders do not participate in the management of Rio Vista.
Our principal executive offices are located at 1313 Alton Gloor, Suite J, Brownsville, Texas 98526, and our telephone number is (956) 831-0886. Our website is located at http://www.riovistaenergy.com.
Historical Assets and Operations
From inception until 2007, Rio Vista was focused on the operation of the assets acquired from Penn Octane, including a liquefied petroleum gas, or LPG, terminal facility in Matamoros, Mexico and approximately 23 miles of pipelines connecting the Matamoros Terminal Facility to an LPG terminal facility in Brownsville, Texas.
In August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne, including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all of LPG inventory. In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, Rio Vista no longer operates the assets acquired from Penn Octane or conducts the businesses it had historically conducted.
Current Assets and Operations
In July 2007, Rio Vista acquired Regional Enterprises, Inc. (Regional), and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. The businesses and assets we acquired in 2007 are described further below under the subheadings “Regional Enterprises” and “Oklahoma assets.” As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business consisting of transportation and terminalling.

Regional Enterprises
In July 2007, Rio Vista acquired the business of Regional Enterprises, Inc., a Virginia corporation. The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers.
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
Transportation. Regional transports a broad range of hazardous and non-hazardous liquid products, including the following: aluminum sulfate solution, sulfuric acid, sodium hydroxide, hydrogen peroxide, ferric chloride, ferric sulfate, hypochlorite solution, hydrochloric acid, ferrous chloride and aqua ammonia. Regional’s transportation services are primarily for the most part short-haul in nature, with an estimated 85% of Regional’s deliveries being made within 150 miles of its Hopewell, Virginia terminal. Virtually all of Regional’s transportation services are provided within the states of Virginia, North Carolina, South Carolina, Georgia, Tennessee, Maryland, Pennsylvania and Delaware.
Regional currently has a fleet of approximately 50 trailers units and 32 tractors dedicated to its transportation services. The majority of tankers are constructed of stainless steel, with 11 being rubber or chlorobutyl lined, which enables them to carry the toughest corrosives. The tanker fleet also includes four aluminum-constructed tanks, which are equipped with vapor recovery. Rio Vista believes that this extensive inventory of tankers enables Regional to service the majority of its customers’ needs. The tractor fleet consists of late model, Western Star and Mack units.
Storage. Regional’s Hopewell facility has a total of 15 tanks, six of which have capacities in excess of one million gallons; of these 15 tanks, 13 tanks are for customer utilization. These tanks have a combined storage capacity of 10.4 million gallons. As of December 31, 2007, Regional had five vacant tanks with a combined storage capacity of .5 millions gallons.
Regional’s loading dock is parallel to the main shipping channel with berthing dolphin clusters approximately 210 feet in length. Two six-inch and one ten-inch steel pipelines service the various tanks. All of the tanks are constructed of carbon steel, both insulated and bare skin and some with internal walls lined and unlined. Several tanks and all of the associated piping are equipped with heat via either heat transfer (hot oil) or steam. As of December 31, 2007, Regional stored the following products: two grades of asphalt, asphalt additive, sodium hydroxide and #2 oil.
Regional receives the products it stores by ship, barge, rail and truck. The products Regional stores are owned by its customers. Certain customers for whom Regional provides storage services also use Regional’s transportation services.
There is approximately 2.25 acres of undeveloped acreage at Regional’s Hopewell facility, which could be used to accommodate additional construction of up to an additional 4.2 million gallons of storage capacity.
Transloading. Regional provides transloading services utilizing its rail siding and off-loading facilities to transfer products from railcars to tanker trucks. Open rail access to the Norfolk Southern and CSX rail lines offers competitive rail economics and flexibility for Regional’s customers. Customers who utilize Regional’s transloading services typically do so because either their own rail service is at full capacity or Regional’s strategic location provides them with an important distribution point not available in their own distribution system. Transloading products, either from storage tanks or tankers, in railcar quantities provides a logistical pricing advantage over long-haul transportation in tanker trucks. Steam heat and compressed air is available at each railcar spot.

Regional has two transloading facilities. Regional leases siding tracks and 14 railcar slots at its Hopewell, Virginia facility, with Norfolk Southern conducting switching operations. As of December 31, 2007, Regional had four vacant slots but anticipates acquiring an additional 900 feet of track, which would result in 16 additional rail slots. Regional also has a transloading facility in Johnson City, Tennessee, where it leases siding tracks and six railcar slots. Switching operations for the Johnson City, Tennessee facility are provided by East Tennessee Railway, which services tracks over which both the CSX and Norfolk Southern railroads operate.
Headquarters Facility. Regional has approximately 2,000 square feet of office facilities at its Hopewell, Virginia headquarters from which it provides most of its management, administrative and marketing operations.
Customers. For the fiscal year period ended December 31, 2007, General Chemical Corporation accounted for approximately 14% of Regional’s revenues, with no other individual customer accounting for more than 10% of Regional’s revenues.
Competition. The terminalling and transportation industry is highly competitive. We encounter strong competition from other independent operators and from companies in acquiring equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours. As a result, our competitors may be able to bid for contracts at rates which are more attractive to customers than our financial or human resources permit.
We are also affected by competition for availability of specialized equipment. Certain trucking equipment, including tankers, require significant lead time and possible higher prices to obtain. Accordingly, we may not be able to bid for additional business which require equipment not currently available to us.
Employees. As of December 31, 2007, Regional had a total of approximately 51 full- and part-time employees, consisting of 26 drivers, 14 terminal operators, three mechanics and 14 office staff.
Environmental and Regulatory. Regional is a licensed contract or common carrier and holds permits with the Hopewell wastewater treatment facility for treatment and disposal of its wastewater generated through rainwater runoff and tanker washing operations. Regional is subject to various laws and regulations, including those relating to labor, maritime, transportation, environment and motor carrier.
Tax Structure. Regional’s assets and operations are conducted within a C-Corp for federal income tax purposes, as many of its activities are not considered “Qualified Income”. Rio Vista intends to explore options regarding the reorganization of some or all of its assets that produce qualifying income into a more efficient tax structure.
Other. Regional qualifies as a small business contractor and vendor capable of storing, transporting and supplying bulk chemical and petroleum products on behalf of U.S. government agencies. Regional intends to seek contracts with the Department of Defense and the Defense Energy Support Center based on the proximity of its Hopewell facilities to multiple U.S. military bases.
Oklahoma assets
In November 2007, Rio Vista Penny LLC (Rio Vista Penny), an indirect, wholly-owned subsidiary of Rio Vista completed the purchase of assets from G M Oil Properties, Inc., an Oklahoma corporation (GM Oil) and Penny Petroleum Corporation, an Oklahoma corporation (Penny Petroleum) pursuant to which we acquired real and personal property interests in certain oil and gas properties located in Haskell, McIntosh and Pittsburg counties in Oklahoma, including all of the outstanding capital stock of MV Pipeline Company (MV), an Oklahoma corporation.
The total purchase price for the GM Assets was paid by assumption of the TCW Credit Facility in the amount of $16.75 million (including $0.25 million of unpaid interest included in the TCW Credit Facility) plus payment of additional accrued but unpaid interest in the amount of $0.34 million. The TCW Credit Facility is payable to the TCW Noteholders and is administered by TAMCO as agent pursuant to the TCW Credit Facility. No cash or equity consideration was paid to GM Oil or its shareholders as part of the purchase price of the GM Assets.

In addition, in November 2007, Rio Vista GO, LLC (Rio Vista GO) an indirect, wholly-owned subsidiary of Rio Vista, acquired all of the membership interests of GO, LLC, an Oklahoma limited liability company (GO). GO operates an oil and gas pipeline business located in Haskell and Pittsburg counties in Oklahoma.
The total purchase price for the acquisition of the Oklahoma assets was approximately $33.0 million consisting of a cash payment in the amount of $10.0 million, including $3.0 million from the TCW Credit Facility, which included acquisition fees and other assumed liabilities of $1.9 million, the issuance of $1.5 million of common units, the issuance of a $500,000 short-term convertible note, and the assumption the TCW Credit Facility with a balance of $21.7 million including $2.0 million payment to TCW to obtain the credit facility. In December 2008, the TCW Credit Facility will convert to an eight-year amortizing loan with a fixed interest rate of 10.5%.
Exploration and Production Assets. The Oklahoma assets include approximately 15,100 net acres located in McIntosh, Haskell and Pittsburg counties in Oklahoma. The Oklahoma assets also include a 25% participation interest on 4,800 acres owned by Concorde Resources. These assets represent a majority interest in 93 wells that we now operate and 20 non-operated wells in the Booch Sand, Hartshorne Cold Bed Methane, Georgia’s Fork and Spiro formations.
Gathering. The Oklahoma assets also include a wholly-owned and operated 25-mile Brooken pipeline that gathers natural gas from several properties located in Haskell and Pittsburg counties, as well as MV’s wholly-owned and operated 40-mile pipeline that receives natural gas from leases in the Texanna area north of Lake Eufaula and delivers product to the ONEOK intrastate pipeline in McIntosh County, Oklahoma. The pipeline consists of 40 miles of Class I pipelines, a low-pressure gas gathering system and a 3,000 horsepower central compressor station with a capacity of 50 MMcf per day.
Proved Reserves. Our proved reserves at December 31, 2007 were 35.6 Bcf, all of which were gas. Approximately 12.8 Bcf were classified as proved developed, with a total Standardized Measure value of $41.3 million. At December 31, 2007, we operated 103 wells, or 81.1%, of our 127 productive wells. Our average proved reserves-to-production ratio, or average reserve life, is approximately 66.1 years, based on our December 31, 2007 reserve report and annualized production of current production levels.
Core Operating Areas
The long-lived proved producing properties are principally comprised of majority interests in 103 operated wells and 24 non-operated wells located on either side of Lake Eufaula in the “Crouch Area”, the “Texanna Area”, the “Brooken Area” and the “Canadian Area” with production derived primarily from the Booch sand, Hartshorne Coal Bed Methane reservoirs. We also derive a smaller portion of our reserves from the George’s Fork and Spiro reservoirs. Rio Vista estimates that it has an average revenue interest of approximately 75% in these leased interests. Characteristics of our reservoirs are as follows:
Booch sand:
• Acreage surrounding Lake Eufaula has net sand thickness of 25 feet

• Land surrounding the edges and underneath Lake Eufaula has locations with net sand thickness up to 200 feet

• Well potential: 5-10 thin, up to 5 thick wells, 800 MMcf — 4 Bcf per well
Hartshorne coal bed methane:
• Coal thickness contours ranging from a minimum of 2 feet to over 4 feet in select areas

• Well potential: 90-100 vertical, 5-10 horizontal, 250 — 900 MMcf per well

The following diagram illustrates the location of the principal fields and pipeline facilities associated with the Oklahoma assets.
Texanna. The Texanna Area, which is located on the north side of Lake Eufaula, is the area where there has been a significant amount of Booch operating history. Historically, over 200 Bcf has been produced from this formation in this area. Our current proved reserves in this region are based on a second Booch formation which overlays the original Booch formation. In addition there is current production from Hartshorne formations.
Crouch. The Crouch Area, which is located on the north side of Lake Eufaula, immediately north of the Texanna Area currently produces from the Booch, Georges Fork, Spiro, Hartshorne and Cromwell formations.
The Texanna and Crouch Areas are located with our MV Pipeline gathering system. The MV pipeline gathers natural gas from leases in the Texanna and Crouch Areas north of Lake Eufaula and delivers to the ONEOK Gas Transportation, LLC (Oneok) intrastate pipeline in McIntosh County. The MV Pipeline is 40 miles in length, Class I, low-pressure gas gathering system and is joined to a 3,000 hp central compressor station with capacity of 50 MMcf/d. This gathering system was originally constructed in 1984, upgraded in 1998 and 2 new compressors were added during 2006.
All of our production associated with the MV Pipeline and Brooken Pipeline (see below) is sold to Clearwater Enterprises LLC (Clearwater). The price we receive (excluding the impact of hedges) is based on the Oneok monthly index price (MV Pipeline production) or the Centerpoint Energy Gas Transmission (CEGT) index less fuel, gathering and compression. The Oneok and CEGT indexes historically trade at an approximate 10% discount to the NYMEX monthly averages.

Brooken. The Brooken Area is located on the south side of Lake Eufaula at the intersection of Haskell, McIntosh and Pittsburg counties. Our proven reserves in this are primarily relate to the Booch sand, and Hartshorne Coal Bed Methane formations. All of the production in this area is gathered by our Brooken pipeline gathering system. The Brooken pipeline is 25 miles long and has a capacity of 10 MMcf/d. The Brooken Pipeline was originally constructed in 1992. All of the production on the Brooken Pipeline connects to the Centerpoint Energy Field Services gathering system and is sold by Clearwater based on the monthly CEGT index less fuel, gathering, and compression.
We also perform limited gas gathering activities for third-parties which utilize our Brooken pipeline system. The fee charged to third-party producers is set by contract and ranges from $0.70 to $0.75 per Mcf plus line loss and any compressor fuel. We aggregate these volumes with our production and sell all the gas through our meters to the same purchasers. These revenues are collected and distributed to the third-party producers in the normal course of our revenue distribution cycle. We do not take any commodity risk associated with third party gas as we buy and sell this production on similarly posted indexes which provide a guaranteed fixed margin. Most of our gas gathering lines are not subject to United States Department of Transportation (US DOT) safety regulations.
Canadian. The Canadian Area is located southwest of the Brooken Area. It is an area characterized by horizontal drilling for the Hartshorne coal beds. These wells typically produce at significantly higher rates and higher ultimate reserve recovery than the wells in the vertical drilling areas. The cost for the horizontal wells is about three times greater than drilling a vertical well for the same Hartshorne target. Most of the wells currently producing in this area are operated by third parties. All of the wells operated and non-operated feed into third party gathering systems. All of the production from this area is sold under sales agreements which provide for prices that are tied to the CEGT monthly and/or beginning of month indexes, less fuel, gathering, compression and marketing fees.
Drilling Activity
We intend to concentrate our drilling activity on lower risk, development properties. The number, types, and location of wells we drill will vary depending on our capital budget, the cost of each well, anticipated production and the estimated recoverable reserves attributable to each well. We did not commence development activities on our Oklahoma assets until January 2008. Currently, we are funded to complete a planned deep test, upgrade of existing infrastructure and workovers on various existing wells which we expect to complete during the second quarter of 2008. We currently require additional funding to allow us to complete the remainder of our development program. The following details our current development plan for the upcoming annual period which is based on our ability to obtain additional funding.

Formation	Number of Wells

Coal Vertical	36
Coal Horizontal	7
Booch Vertical	5
Booch Horizontal	3

51

We currently estimate that the cost to drill a new vertical well will be approximately $170,000, and the cost to drill a new horizontal well will be approximately $600,000.
The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and gas, regardless of whether they generate a reasonable rate of return. The ability for us to develop a portion or all of the above wells is contingent on our having adequate capital on hand.

As shown in the tables below, as of December 31, 2007, we had 69 proved undeveloped drilling locations (specific drilling locations as to which our independent engineering firm, Lee Keeling and Associates, Inc., assigned proved undeveloped reserves as of such date). We have also identified 5 additional unproved drilling locations (specific drilling locations as to which Lee Keeling and Associates, Inc. has not assigned any proved reserves) on acreage that we have under existing leases. As successful development wells frequently result in the reclassification of adjacent lease acreage from unproved to proved, we expect that a significant number of our unproved drilling locations will be reclassified as proved drilling locations prior to the actual drilling of these locations.
GAS RESERVES BY FIELD

	OPERATED
		GAS RESERVES-MCF
FIELD	WELLS	GROSS	NET

BROOKEN	22	20,575,326	9,127,757
CANADIAN	9	5,436,924	2,151,826
TEXANNA	38	15,183,172	11,542,940

TOTAL UNDEVELOPED	69	41,195,422	22,822,523
GAS RESERVES BY RESERVOIR

	OPERATED
		GAS RESERVES-MCF
RESERVOIR	WELLS	GROSS	NET

BOOCH	8	6,098,291	4,608,974
HARTSHORNE COAL	61	35,097,131	18,213,549

TOTAL PROVED UNDEVELOPED	69	41,195,422	22,822,523
Oil and Natural Gas Prices
Our natural gas production is sold to purchasers based on the local monthly index price, which typically is approximately 90% of the NYMEX monthly average gas prices less any direct costs for transportation, fuel and shrinkage. We recoup certain of the transportation costs paid for fees related to our own gathering systems.
We enter into hedging arrangements in the form of guaranteed future price contracts to reduce the impact of commodity price volatility on our cash flow from operations. By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of fluctuating oil and gas prices on our cash flow from operations for those periods. We have entered into sales contracts for substantially all of our production on wells which we operate through March 2009.

Oil and Gas Data
Proved Reserves
Proved oil and gas reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based on future conditions. For additional information regarding estimates of oil and gas reserves, including estimates of proved and proved developed reserves, the standardized measure of discounted future cash flows and the changes in discounted future cash flows, see Supplementary Oil and Gas Data (Unaudited) in Item 8. “Financial Statements and Supplementary Data.”
The following table presents our estimated net proved oil and gas reserves and the present value of our estimated proved reserves at December 31, 2007, based on the reserve report prepared by Lee Keeling and Associates, Inc. The Standardized Measure values shown in the table are not intended to represent the market value of our estimated oil and gas reserves at such dates.

December
31, 2007
Reserve Data:
Estimated net proved reserves:
Gas (Bcf)	35.588
Oil (MMbls)	0.0
Total (Bcfe)	35.588
Proved developed (Bcfe)	12.766
Proved undeveloped (Bcfe)	22.822
Proved developed reserves as a % of total proved reserves	35.87%
Standardized Measure (in millions) (1)	$41.272
Representative Gas Price per MCF(2):	$5.03

(1)	Does not give effect to hedging related contracts

(2)
Rio Vista sells its production based on monthly average index prices and therefore the price of gas used to determine the Standardized Measure was based on the monthly weighted average price received by Rio Vista for all its production during December 2007 regardless of whether Rio Vista was the operator. The weighted average price excludes any impact associated with hedges in effect during the period.

Breakdown of Gas Sales — December 2007

	Price
	Realized (a)	Gas Production
	(MCF)	(MCF)

Total Operated Wells	$5.19	31,905
Total Non-operated Wells	$4.35	7,566

Weighted Average Price Realized	$5.03	39,471

Relevant Indexes (b)
NYMEX December 2007	$7.20

Oneok December 2007 Index	$6.38

CEGT Index — Daily Average December 2007	$6.30

CEGT Index — December 2007	$6.15

(a)	Ignores impact of hedging contracts and includes fuel, compression, gathering charges and marketing

(b)	Excludes fuel, compression, gathering and marketing charges
The data in the above tables are estimates. Oil and gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and gas that are ultimately recovered.

These reserve estimates are reviewed internally by management, with final approval by our Chairman of the Board. The process performed by Lee Keeling and Associates, Inc. to estimate the December 31, 2007 reserve amounts included their preparation of our estimated reserve quantities, future producing rates, future net revenue and the present value of such future net revenue. The independent engineering firm also prepared our estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10 (a) and subsequent Securities and Exchange Commission (SEC) staff interpretations and guidance. In the conduct of their preparation of the reserve estimates, Lee Keeling and Associates, Inc. independently verified the accuracy and completeness of information and data furnished by the Company with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices, and any agreements relating to current and future operations of the properties and sales of production. However, if in the course of their work, something came to their attention which brought into question the validity or sufficiency of any such information or data, they did not rely on such information or data until they had satisfactorily resolved their questions relating thereto. Their estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions. We have not filed reserve estimates with any Federal authority or agency.
Future prices received for production may vary, perhaps significantly, from the prices assumed for purposes of our estimate of Standardized Measure. The Standardized Measure shown should not be construed as the market value of the reserves at the date shown. The 10% discount factor used to calculate Standardized Measure, which is required by Statement of Financial Accounting Standard (SFAS) No. 69, “Disclosures about Oil and Gas Producing Activities,” is not necessarily the most appropriate discount rate. The Standardized Measure, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.
Production and Price History
The following table sets forth information regarding net production of oil and gas and certain price information for the period indicated, which is the period during which we owned the Oklahoma assets:

	Operated	Non-Operated
	Wells	Wells	Total
Production:
Gas production (Mcf)	64,391	15,905	80,296
Oil production (MBbls)	—	—	—
Total production (Mcfe)	64,391	15,905	80,296
Average daily production (Mcfe/d)	1,056	260	1,316

Weighted Average Realized Prices (1),(2):
Gas (Mcf)	$5.33	$4.23	$5.11
Oil (Bbl)	$—	$—	$—
Total (Mcfe)	$5.33	$4.23	$5.11

(1)	Includes the effect of realized prices from hedging contracts.

(2)	The final NYMEX settled price for December 2007 was $7.20 (Mcf) before fuel, gathering and compression.

Productive Wells
The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2007. Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries. “Gross” wells refers to the total number of producing wells in which we have an interest, and “net” wells refers to the sum of our fractional revenue interests owned in gross wells.
GAS RESERVES BY FIELD

	OPERATED
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS
BROOKEN	36	4,999	6,006,618	4,174,503	69.50%
CANADIAN	13	574	2,609,128	921,040	35.30%
CROUCH AREA	47	6,620	1,948,277	1,532,132	78.64%
OTHER	7	2,242	823,395	598,181	72.65%

TOTAL PROVED DEVELOPED	103	14,435	11,387,418	7,225,856	63.45%

	NON-OPERATED
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS
BROOKEN	12	217	676,765	591,026	87.33%
CANADIAN	6	199	4,037,242	4,037,242	100.00%
CROUCH AREA	2	0	0	0	0.00%
OTHER	4	160	912,843	912,843	100.00%

TOTAL PROVED DEVELOPED	24	576	5,626,850	5,541,111	98.48%

	TOTAL
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS
BROOKEN	48	5216	6,683,383	4,765,529	71.30%
CANADIAN	19	773	6,646,370	4,958,282	74.60%
CROUCH AREA	49	6620	1,948,277	1,532,132	78.64%
OTHER	11	2402	1,736,238	1,511,024	87.03%

TOTAL PROVED DEVELOPED	127	15011	17,014,268	12,766,967	75.04%

GAS RESERVES BY RESERVOIR

	OPERATED
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS
BOOCH	30	6,072	4,417,886	2,886,823	65.34%
HARTSHORNE COAL	26	723	5,819,203	3,494,322	60.05%
GEORGES FORK	33	4,939	253,504	199,803	78.82%
SPIRO	8	1,721	467,526	359,883	76.98%
OTHER	6	980	429,299	285,025	66.39%

TOTAL PROVED DEVELOPED	103	14,435	11,387,418	7,225,856	63.45%

	NON-OPERATED
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS
BOOCH	12	217	676,765	591,026	87.33%
HARTSHORNE COAL	12	359	4,950,085	4,950,085	100.00%
GEORGES FORK	0	0	0	0	0.00%
SPIRO	0	0	0	0	0.00%
OTHER	0	0	0	0	0.00%

TOTAL PROVED DEVELOPED	24	576	5,626,850	5,541,111	98.48%

	TOTAL
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS
BOOCH	42	6289	5,094,651	3,477,849	68.26%
HARTSHORNE COAL	38	1082	10,769,288	8,444,407	78.41%
GEORGES FORK	33	4939	253,504	199,803	78.82%
SPIRO	8	1721	467,526	359,883	76.98%
OTHER	6	980	429,299	285,025	66.39%

TOTAL PROVED DEVELOPED	127	15011	17,014,268	12,766,967	75.04%

Developed and Undeveloped Acreage
The following table sets forth information as of December 31, 2007, relating to our leasehold acreage:

	Developed		Undeveloped		Total
	Acreage		Acreage		Acreage
	Gross	Net	Gross	Net	Gross	Net
Operated	18,640	14,435	0	0	18,640	14,435
Non-operated	2,880	576	0	0	2,880	576

Total	21,520	15,011	0	0	21,520	15,011

Oil and Gas Operational Overview
We seek to be the operator of wells in which we have an interest. Effective March 1, 2008, Rio Vista Penny LLC became the operator of the wells which were previously operated, under a transition operating agreement, by the predecessor entity, GM Oil Properties Inc., from the date of acquisition of the Oklahoma assets through February 29, 2008. As operator, we design and manage the drilling and enhancement activities and supervise operation and maintenance activities on a day-to-day basis. In connection with the acquisition of the Oklahoma assets, we obtained a completion and drilling rig, and we currently have a consulting arrangement with an outside third party to supervise certain aspects of our drilling operations. We plan to enter contracts for additional third-party drilling rigs as needed to carry out our planned 2008 drilling program. Our own personnel are able to operate our own drilling rig. In addition, we employ drilling, production and reservoir engineers, geologists and other specialists who work to improve production rates, increase reserves and lower the cost of operating our oil and gas properties.
As it is customary in the oil and gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved reserves. Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects. To the extent title opinions or other investigations reflect title defects on those properties; we are typically responsible for curing any title defects at our expense prior to commencing drilling operations. Prior to completing an acquisition of producing gas leases, we perform title reviews on the most significant leases and, depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions. As a result, we have obtained title opinions on a significant portion of our oil and gas properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and gas industry. Our oil and gas properties are subject to customary royalty and other interests, liens for current taxes and other burdens which we believe do not materially interfere with the use of or affect our carrying value of the properties.
Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other operations in Oklahoma, and, as a result, we perform the majority of our drilling during the summer months in these areas. These seasonal anomalies can pose challenges for meeting our well drilling objectives and increase competition, for equipment, supplies and personnel during the spring and summer months, which could lead to employee shortages, increased costs or delays in operations. The demand for gas typically decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain gas users utilize gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations.
Employees
At December 31, 2007, Rio Vista did not employ any personnel in connection with operation of the Oklahoma assets. Beginning March 1, 2008, Rio Vista Operating LLC became the operator of the Oklahoma assets and employs approximately six employees, consisting of four field workers and two office staff personnel as of such date.
Principal Customers
From the date of acquisition through December 31, 2007, 66.2% of our gas production was sold through Clearwater Enterprises LLC (Clearwater). Clearwater in turns sells our production to retail customers within proximity of our gathering system. We believe that if we were to lose Clearwater as a customer, we would be able to sell our production to other customers under similar sales terms.
Competition
The oil and gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours. As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects, than our financial or human resources permit.

We are also affected by competition for drilling rigs and the availability of related equipment. In the past, the oil and gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and has caused significant price increases. We are unable to predict when, or if, such shortages may occur or how they would affect our drilling program.
Competition is also strong for attractive oil and gas producing properties, undeveloped leases and drilling rights, and we cannot guarantee that we will be able to compete satisfactorily when attempting to make further acquisitions.
Environmental Matters and Regulation
We believe that our properties and operations are in compliance with applicable environmental laws and regulations, and our operations to date have not resulted in any material environmental liabilities. To protect against potential environmental risk, we typically obtain Phase I environmental assessments of any properties to be acquired prior to completing each acquisition.
General. Our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Our operations are subject to the same environmental laws and regulations as other companies in the oil and gas industry. These laws and regulations may:
•	require the acquisition of various permits before drilling commences;

•	require the installation of expensive pollution control equipment;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;

•	require remedial measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells;

•	impose substantial liabilities for pollution resulting from our operations; and

•	with respect to operations affecting federal lands or leases, require preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement.

These laws, rules and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects profitability. In addition, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. We believe that we substantially comply with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict how future environmental laws and regulations may impact our properties or operations. For the year ended December 31, 2007, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. We are not aware of any environmental issues or claims that will require material capital expenditures during 2008 or that will otherwise have a material impact on our financial position or results of operations.
Environmental laws and regulations that have a material impact on the oil and gas industry include the following:
National Environmental Policy Act. Oil and gas production activities on federal lands are subject to the National Environmental Policy Act (NEPA). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will typically prepare an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current development and production activities, as well as proposed development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and gas projects.
Resource Conservation and Recovery Act. The Resource Conservation and Recovery Act (RCRA), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. Under the auspices of the Environmental Protection Agency (EPA), individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the development and production of oil, gas or geothermal energy constitute “solid wastes,” which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or recategorize some non-hazardous wastes as hazardous for future regulation.
We believe that we are currently in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that we hold all necessary and up-to-date permits, registrations and other authorizations to the extent that our operations require them under such laws and regulations. Although we do not believe the current costs of managing our wastes as they are presently classified to be significant, any legislative or regulatory reclassification of oil and gas development and production wastes could increase our costs to manage and dispose of such wastes.
Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We currently own, lease, or operate numerous properties that have been used for oil and gas development and production for many years. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination.
Water Pollution Control Act. The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (EPA) or the relevant state. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. We believe we are in substantial compliance with the requirements of the Clean Water Act.
Clean Air Act. The Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Some of our new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new emission limitations. These regulations may increase the costs of compliance for some facilities, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance. We believe that we are in substantial compliance with the requirements of the Clean Air Act.
Oil Pollution Act. The Federal Oil Pollution Act (OPA) requires owners and operators of facilities that could be the source of an oil spill into waters of the U.S. (a term defined to include rivers, creeks, wetlands and coastal waters) to adopt and implement plans and procedures to prevent any such oil spill. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay the costs of cleaning up an oil spill and to compensate any parties damaged by an oil spill. Such financial assurances may be increased to as much as $150 million if a formal assessment indicates such an increase is warranted.
Other Laws and Regulation. The Kyoto Protocol to the United Nations Framework Convention on Climate Change (the Protocol) became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, typically referred to as greenhouse gases, that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol, and Congress has resisted recent proposed legislation directed at reducing greenhouse gas emissions. However, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Our operations are not adversely impacted by current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

Other Regulation of the Oil and Gas Industry
The oil and gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, which frequently increases the regulatory burden. In addition, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.
Legislation continues to be introduced in Congress, and development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including oil and gas facilities. Our operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the costs we would incur to comply with any such facility security laws or regulations, but such expenditures could be substantial.
Drilling and Production. Our operations are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities, in which we operate regulate one or more of the following:
•	the location of wells;

•	the method of drilling and casing wells;

•	rates of production from wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	notice to surface owners and other third parties.
State laws regulate the size and shape of drilling and spacing of units or proportion of units governing the pooling of oil and gas properties. Some states allow forced pooling or integration of tracts to facilitate development while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, prohibit the venting or flaring of gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state typically imposes a production or severance tax with respect to the production and sale of oil, gas and natural gas liquids within its jurisdiction.

Oil and Gas Transportation and Pricing. The availability, terms and cost of transportation significantly affect sales of oil and gas. The interstate transportation and sale of oil and gas are subject to federal regulation, primarily by the FERC, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters. Federal and state regulations govern the price and terms for access to oil and gas pipeline transportation. The FERC’s regulations for interstate oil and gas transmission in some circumstances may also affect the intrastate transportation of oil and gas.
Although oil and gas prices are currently unregulated, Congress historically has been active in the area of oil and gas regulation. We cannot predict whether new legislation to regulate oil and gas operations might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties.
Rio Vista Employees
Rio Vista has no employees. At December 31, 2007, Rio Vista’s subsidiaries employed personnel in connection with the operation of their businesses as described above. The business of Rio Vista is managed by the General Partner. Penn Octane employs all persons, other than Rio Vista’s employees referred to herein, including executive officers, necessary for the operation of Rio Vista’s business.

Item 1A. Risk Factors
Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The following are some of the important factors that could affect our business, financial condition or results of operations and our actual results could differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also adversely impair or offset our business results of operation, financial condition and prospects.
Risks Related to Our Business
We may not have sufficient cash flow from operations to make the quarterly distribution on our common units following establishment of cash reserves and payment of fees and expenses, including reimbursement of expenses to our General Partner.
We may not have sufficient available cash each quarter to make the quarterly distribution of $0.25 per unit or any other amount. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of any cash reserve our General Partner establishes to provide for the proper conduct of our business, meet any of our obligations arising from any of our debt instruments, or other agreements, comply with applicable law, and provide funds for distributions to our unitholders and to our General Partner for any one or more of the next four quarters.
The amount of cash we actually generate will depend upon numerous factors related to our business that may be beyond our control, including, among other things, the risks described in these Risk Factors. In addition, the actual amount of cash that we will have available for distribution will depend on other factors, including:
•	the level of our capital expenditures;

•	our ability to make borrowings under our revolving credit facilities, if any, to make distributions;

•
limitations on our subsidiaries’ ability to make distributions to us under the TCW credit facility, as discussed under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	sources of cash used to fund acquisitions;

•	debt service requirements and restrictions on distributions contained in our existing and future debt agreements;

•	interest payments;

•	fluctuations in our working capital needs;

•	general and administrative expenses, including expenses we will incur as a result of being a public company;

•	cash settlement of commodity derivative contracts;

•	timing and collectibility of receivables; and

•	the amount of cash reserves, which we expect to be substantial, established by our General Partner for the proper conduct of our business.

Our estimate of the minimum EBITDA necessary for us to make a distribution on all units at the target distribution rate for each of the four quarters ending December 31, 2008 is based on assumptions that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated.
Our estimate of the minimum EBITDA necessary for us to make a distribution on all units at the target distribution rate for each of the four quarters ending December 31, 2008 is based on our management’s calculations, and we have not received an opinion or report on it from any independent accountants. This estimate is based on assumptions about development, production, oil and natural gas prices, settlements under commodity derivative contracts, capital expenditures, expenses, borrowings and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. If any of these assumptions prove to have been inaccurate, our actual results may differ materially from those set forth in our estimates, and we may be unable to make all or part of the initial quarterly distribution on our units.
Our oil and natural gas reserves naturally decline, and we will be unable to sustain distributions at the level of our estimated initial quarterly distribution without making accretive acquisitions or substantial capital expenditures that maintain or grow our asset base.
Our future oil and natural gas reserves, production volumes, cash flow and ability to make distributions depend on our success in developing and exploiting our current reserves efficiently and finding or acquiring additional recoverable reserves economically. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations and reduce cash available for distribution.
Because our oil and natural gas properties are a depleting asset, we will need to make substantial capital expenditures to maintain and grow our asset base, which will reduce our cash available for distribution. Because the timing and amount of these capital expenditures fluctuate each quarter, we expect to reserve substantial amounts of cash each quarter to finance these expenditures over time. We may use the reserved cash to reduce indebtedness until we make the capital expenditures. Over a longer period of time, if we do not set aside sufficient cash reserves or make sufficient expenditures to maintain our asset base, we will be unable to make distributions at the current level from cash generated from operations and would therefore expect to reduce our distributions.
If our reserves decrease and we do not reduce our distribution, then a portion of the distribution may be considered a return of part of a unitholder’s investment in us as opposed to a return on investment. Also, if we do not make sufficient growth capital expenditures, we will be unable to expand our business operations and will therefore be unable to raise the level of future distributions.
To fund our substantial capital expenditures, we will be required to use cash generated from our operations, additional borrowings or the issuance of additional equity or debt securities, or some combination thereof, which may limit our ability to make distributions at the then-current distribution rate.
The use of cash generated from operations to fund capital expenditures will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business, results of operations, financial condition and ability to make distributions.

Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to make distributions to our unitholders, either directly or indirectly. For example, our existing credit facility with TCW prohibits our Oklahoma subsidiaries from making any distributions to us until December 2008 and thereafter, limits those distributions to 75% of defined available cash flow. If we are not able to receive sufficient operating cash from our subsidiaries, our ability to make distributions to our unitholders at the then-current distribution rate could be adversely affected.
In addition, incurring additional debt may significantly increase our interest expense and financial leverage. Issuing additional common units may result in significant unitholder dilution thereby increasing the aggregate amount of cash required to maintain the then-current distribution rate. Any of these events could limit our ability to make distributions at the then-current distribution rate.
We may not make cash distributions during periods when we record net income.
The amount of cash we have available for distribution depends primarily on our cash flow, including cash from financial reserves, working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.
Oil and natural gas prices are very volatile. A decline in commodity prices will cause a decline in our cash flow from operations, which may force us to reduce our distributions or cease paying distributions altogether.
The oil and natural gas markets are very volatile, and we cannot predict future oil and natural gas prices. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:
•	our ability to make borrowings under our revolving credit facilities, if any, to make distributions;

•	domestic and foreign supply of and demand for oil and natural gas;

•	weather conditions;

•	overall domestic and global economic conditions;

•	political and economic conditions in oil and natural gas producing countries, including those in the Middle East and South America;

•	actions of the Organization of Petroleum Exporting Countries, or OPEC, and other state-controlled oil companies relating to oil price and production controls;

•	impact of the U.S. dollar exchange rates on oil and natural gas prices;

•	technological advances affecting energy consumption and energy supply;

•	domestic and foreign governmental regulations and taxation;

•	the impact of energy conservation efforts;

•	the proximity, capacity, cost and availability of oil and natural gas pipelines and other transportation facilities;

•	the availability of refining capacity; and

•	the price and availability of alternative fuels.

Our revenue, profitability and cash flow depend upon the prices of and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. In particular, declines in commodity prices will:
•	negatively impact the value of our reserves, because declines in oil and natural gas prices would reduce the amount of oil and natural gas that we can produce economically;

•	reduce the amount of cash flow available for capital expenditures;

•	limit our ability to borrow money or raise additional capital; and

•	impair our ability to make distributions.
If we raise our distribution levels in response to increased cash flow during periods of relatively high commodity prices, we may not be able to sustain those distribution levels during subsequent periods of lower commodity prices.
An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive could significantly reduce our cash available for distribution and adversely affect our financial condition.
The prices that we receive for our oil and natural gas production sometimes trade at a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating commodity derivative positions. The difference between the benchmark price and the price we receive is called a differential. We cannot accurately predict oil and natural gas differentials. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive could significantly reduce our cash available for distribution and adversely affect our financial condition.
Future price declines may result in a write-down of our asset carrying values, which could have a material adverse effect on our results of operations and limit our ability to borrow and make distributions.
Declines in oil and natural gas prices may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs, or if our estimates of development costs increase, production data factors change or development results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. If we incur impairment charges in the future, it could have a material adverse effect on our results of operations in the period incurred and on our ability to borrow funds under our revolving credit facility, which in turn may adversely affect our ability to make cash distributions to our unitholders.

•	a counterparty may not perform its obligation under the applicable derivative instrument; and

•
there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received, which may result in payments to our derivative counterparty that are not accompanied by our receipt of higher prices from our production in the field.

Our commodity derivative contract activities could result in financial losses or could reduce our income, which may adversely affect our ability to make distributions to our unitholders.
To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we may in the future enter into derivative arrangements for a significant portion of our oil and natural gas production that could result in both realized and unrealized commodity derivative losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we utilize are based on posted market prices, which may differ significantly from the actual crude oil, natural gas and NGL prices we realize in our operations.
Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, our derivative activities are subject to the following risks:
•	a counterparty may not perform its obligation under the applicable derivative instrument; and

•
there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received, which may result in payments to our derivative counterparty that are not accompanied by our receipt of higher prices from our production in the field.

Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
It is not possible to measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, future production levels and operating and development costs. In estimating our level of oil and natural gas reserves, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to the level of oil and natural gas prices, future production levels, capital expenditures, operating and development costs, the effects of regulation and availability of funds. If these assumptions prove to be incorrect, our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly.
Our Standardized Measure is calculated using prices and costs in effect as of the date of estimation, less future development, production and income tax expenses, and discounted to reflect the timing of future net revenue in accordance with the rules and regulations of the SEC. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual development and production.
The reserve estimates we make for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in our estimates of proved reserves, future production rates and the timing of development expenditures.
The Standardized Measure of our estimated proved reserves is not necessarily the same as the current market value of our estimated proved oil and natural gas reserves. We base the estimated discounted future net cash flows from our estimated proved reserves on prices and costs in effect on the day of estimate.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with SFAS No. 69, “Disclosures about Oil and Gas Producing Activities,” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.
Developing and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect our financial condition or results of operations and, as a result, our ability to make distributions to our unitholders.
The cost of developing, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. Our efforts will be uneconomical if we drill dry holes or wells that are productive but do not produce as much oil and natural gas as we had estimated. Furthermore, our development and producing operations may be curtailed, delayed or canceled as a result of other factors, including:
•	high costs, shortages or delivery delays of rigs, equipment, labor or other services;

•	unexpected operational events and/or conditions;

•	reductions in oil and natural gas prices;

•	increases in severance taxes;

•	limitations in the market for oil and natural gas;

•	adverse weather conditions and natural disasters;

•	facility or equipment malfunctions, and equipment failures or accidents;

•	title problems;

•	pipe or cement failures and casing collapses;

•	compliance with environmental and other governmental requirements;

•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

•	lost or damaged oilfield development and service tools;

•	unusual or unexpected geological formations, and pressure or irregularities in formations;

•	loss of drilling fluid circulation;

•	fires, blowouts, surface craterings and explosions;

•	uncontrollable flows of oil, natural gas or well fluids; and

•	loss of leases due to incorrect payment of royalties.
If any of these factors were to occur with respect to a particular field, we could lose all or a part of our investment in the field, or we could fail to realize the expected benefits from the field, either of which could materially and adversely affect our revenue and profitability.

Shortages of rigs, equipment and crews could delay our operations and reduce our cash available for distribution.
Higher oil and natural gas prices generally increase the demand for rigs, equipment and crews and can lead to shortages of, and increasing costs for, development equipment, services and personnel. Shortages of, or increasing costs for, experienced development crews and oil field equipment and services could restrict our ability to drill the wells and conduct the operations that we currently have planned. Any delay in the development of new wells or a significant increase in development costs could reduce our revenues.
If we do not make acquisitions on economically acceptable terms, our future growth and ability to make or increase distributions will be limited.
Our ability to grow and to increase distributions to unitholders depends in part on our ability to make acquisitions that result in an increase in pro forma available cash per unit. We may be unable to make such acquisitions because we are:
•	unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;

•	unable to obtain financing for these acquisitions on economically acceptable terms; or

•	outbid by competitors.
If we are unable to acquire properties containing proved reserves, our total level of proved reserves will decline as a result of our production, and we will be limited in our ability to increase or possibly even to maintain our level of cash distributions.
Any acquisitions we complete are subject to substantial risks that could reduce our ability to make distributions to unitholders.
Even if we do make acquisitions that we believe will increase pro forma available cash per unit, these acquisitions may nevertheless result in a decrease in pro forma available cash per unit. Any acquisition involves potential risks, including, among other things:
•	the validity of our assumptions about reserves, future production, revenues, capital expenditures, operating expenses and costs, including synergies;

•	an inability to integrate the businesses we acquire successfully;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•	natural disasters;

•	the incurrences of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	unforeseen difficulties encountered in operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations.
In addition, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition given time constraints imposed by sellers. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.
Due to our lack of geographic diversification, adverse developments in our operating areas would reduce our ability to make distributions to our unitholders.
Currently, our only oil and natural gas properties and related assets are located in Oklahoma and the greatest part of Regional’s operations are conducted within a 150-mile radius of its principal facility in southeastern Virginia. Due to our lack of diversification in location, an adverse development in the relevant businesses within our geographic areas would have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse locations.
We may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenue to allow us to make distributions to our unitholders.
The oil and natural gas industry is intensely competitive with respect to acquiring prospects and productive properties, marketing oil and natural gas and securing equipment and trained personnel, and we compete with other companies that have greater resources. Many of our competitors are major and large independent oil and natural gas companies, and possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, there is substantial competition for investment capital in the oil and natural gas industry. These larger companies may have a greater ability to continue development activities during periods of low oil and natural gas prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.
We may incur substantial additional debt to enable us to make our quarterly distributions, which may negatively affect our ability to execute our business plan and make future distributions.
We may be unable to make a distribution at the initial distribution rate or the then-current distribution rate without incurring indebtedness. When we borrow to make distributions, we are distributing more cash than we are generating from our operations on a current basis. This means that we are using a portion of our borrowing capacity under our revolving credit facility to make distributions rather than to maintain or expand our operations. If we use borrowings under our revolving credit facility to make distributions for an extended period of time rather than toward funding capital expenditures and other matters relating to our operations, we may be unable to support or grow our business. Such a curtailment of our business activities, combined with our payment of principal and interest on our future indebtedness to make these distributions, will reduce our cash available for distribution on our units and will have a material adverse effect on our business, financial condition and results of operations. If we borrow to make distributions during periods of low commodity prices and commodity prices remain low, we may have to reduce our distribution in order to avoid excessive leverage.

Our future debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities and may affect our ability to make future distributions.
As of December 31, 2007, we had approximately $30.2 million of debt. We may incur additional debt in the future. Our future indebtedness could have important consequences to us, including:
•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•
covenants contained in our future debt arrangements may require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•
we may need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders; and

•	our debt level may make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.
Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.
Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.
There are a variety of operating risks inherent in our wells, gathering systems, pipelines, transportation, storage, transloading and other facilities, such as leaks, accidents, fires, explosions, mechanical problems, hurricanes, adverse weather conditions, hazardous materials releases, mechanical failures and other events beyond our control, all of which could cause substantial financial losses. Any of these or other similar occurrences could result in the disruption of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, fines, environmental pollution, impairment of our operations and substantial revenue losses. The location of our facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks. As a result of the foregoing, we are, and are likely to continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business.
We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. We may also elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets due to terrorist attacks and hurricanes have made it more difficult for us to obtain certain types of coverage. We may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and our insurance may contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders.

Our business depends in part on gathering and transportation facilities owned by others. Any limitation in the availability of those facilities could interfere with our ability to market our oil and natural gas production and could harm our business.
The marketability of our oil and natural gas production depends in part on the availability, proximity and capacity of pipelines, oil and natural gas gathering systems and processing facilities. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or pipeline capacity could reduce our ability to market our oil and natural gas production and harm our business.
We have limited control over the activities on properties we do not operate.
Other companies operated approximately 15% of our wells on a pro forma basis as of December 31, 2007. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.
Our oil and natural gas exploration and production operations are subject to complex and stringent laws and regulations. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells and related pipeline and processing facilities. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations.
Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders.
Our pipeline integrity program may subject us to significant costs and liabilities.
As a result of pipeline integrity testing under the Pipeline Safety Improvement Act of 2002, we may incur significant and unanticipated operating and capital expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Furthermore, the Act or an increase in public expectations for pipeline safety may require additional reporting, the replacement of our pipeline segments, additional monitoring equipment and more frequent inspection or testing of our pipeline facilities. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Should we fail to comply with the U.S. Department of Transportation rules and related regulations and orders, we could be subject to penalties and fines, which could have a material adverse effect on our ability to make distributions to our unitholders.

Our business would be adversely affected if operations at our terminalling, transportation and distribution facilities experienced significant interruptions. Our business would also be adversely affected if the operations of our customers and suppliers experienced significant interruptions.
Our operations are dependent upon our terminalling and storage facilities and various means of transportation. We are also dependent upon the uninterrupted operations of certain facilities owned or operated by our suppliers and customers. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders or to make principal and interest payments on our debt securities. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:
•	weather conditions;

•	environmental remediations;

•	labor difficulties; and

•	disruptions in the supply of our products to our facilities or means of transportation.
In addition, terrorist attacks and acts of sabotage could target oil and gas production facilities, refineries, processing plants, terminals and other infrastructure facilities. Any significant interruptions at our facilities, facilities owned or operated by our suppliers or customers, or in the oil and gas industry as a whole caused by such attacks or acts could have a material adverse affect on our results of operations, cash flow and ability to make distributions to our unitholders or to make principal and interest payments on our debt securities.
The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, and laws and regulations related thereto may disrupt our operations and decrease demand for our products and services.
Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States. Federal legislation is under consideration that could impose new site security requirements, specifically on chemical facilities, which may increase our overhead expenses. Our business or our customers’ businesses could be adversely affected because of the cost of complying with new security regulations.
New federal regulations have already been adopted to increase the security of the transportation of hazardous chemicals in the United States. We believe we have met these requirements but additional federal and local regulations that limit the distribution of hazardous materials are being considered. We store, ship and receive materials that are classified as hazardous. Bans on movement of hazardous materials through certain cities could affect the efficiency of our logistical operations. Broader restrictions on hazardous material movements could lead to additional investment to produce hazardous raw materials and change where and what products we provide and transport.
The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, and their occurrence can be expected to continue to affect negatively the economy in general, and specifically the markets for our products. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

We are subject to many environmental and safety regulations that may result in significant unanticipated costs or liabilities or cause interruptions in our operations.
Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. We may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Our operations could result in violations of environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, we could incur material costs. Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials. We own or lease a number of properties that have been used to store or distribute refined products for many years. Many of these properties, such as the assets acquired from Regional Enterprises, Inc. in 2007 and the Oklahoma assets, were operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes was not under our control. If significant previously unknown contamination is discovered, or if existing laws or their enforcement change, then the resulting expenditures could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Environmental, health and safety laws, regulations and permit requirements, and the potential for further expanded laws, regulations and permit requirements may increase our costs or reduce demand for our products and thereby negatively affect our business. Environmental permits required for our operations are subject to periodic renewal and may be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements and the potential for further expanded regulation may increase our costs and can affect the manufacturing, handling, processing, distribution and use of our products. If so affected, our business and operations may be materially and adversely affected. In addition, changes in these requirements may cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment. For these reasons, we may need to make capital expenditures beyond those currently anticipated to comply with existing or future environmental or safety laws.
We store and transport hazardous or volatile chemicals at some of our facilities. If our safety procedures are not effective, an accident involving these other hazardous or volatile chemicals could result in serious injuries or death, or result in the shutdown of our facilities.
We store and transport hazardous chemicals such as aqua ammonia, phosphoric acid, hydrochloric acid and sulfuric acid. An accident involving any of these chemicals could result in serious injuries or death, or evacuation of areas near an accident. An accident could also result in third-party property damage or shutdown of our terminalling facilities, or cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. As a result, an accident involving any of these chemicals could have a material adverse effect on our results of operations, liquidity or financial condition.
Risks Inherent in an Investment in Us
The amount of cash distributions that we will be able to distribute to unitholders will be reduced by the costs associated with general and administrative expenses and reserves that our General Partner believes prudent to maintain for the proper conduct of our business and for future distributions.
Before we can pay distributions to our unitholders, we must first pay or reserve cash for our expenses, including capital expenditures and the costs of being a public company and other operating expenses, and we may reserve cash for future distributions during periods of limited cash flows. The amount of cash we have available for distribution to our unitholders will be affected by our level of reserves and expenses.

Our General Partner and its affiliates own a controlling interest in us and may have conflicts of interest with us and limited fiduciary duties to us, which may permit them to favor their own interests to the detriment of our unitholders.
Penn Octane Corporation controls our General Partner, which controls us. The managers and officers of our General Partner have a fiduciary duty to manage our General Partner in a manner beneficial to Penn Octane. Furthermore, certain managers and officers of our General Partner may be directors or officers of affiliates of our General Partner, including Penn Octane. Conflicts of interest may arise between Penn Octane and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our General Partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These potential conflicts include, among others, the following situations:
•
neither our partnership agreement nor any other agreement requires Penn Octane or its affiliates (other than our General Partner) to pursue a business strategy that favors us. Penn Octane’s directors and officers have a fiduciary duty to make these decisions in the best interests of its unitholders, which may be contrary to our interests;

•
our General Partner is allowed to take into account the interests of parties other than us, such as Penn Octane, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•	Penn Octane is not limited in its ability to compete with us and is only obligated to provide us with the services and personnel required by the Omnibus Agreement;

•
under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our General Partner or its affiliates (including Penn Octane) and no such person who acquires knowledge of a potential transaction, agreement, arrangement or other matter that may be an opportunity for our partnership will have any duty to communicate or offer such opportunity to us;

•	some officers of our General Partner who will provide services to us will devote time to affiliates of our General Partner and may be compensated for services rendered to such affiliates;

•
our General Partner has limited its liability and reduced its fiduciary duties, and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. By purchasing common units, unitholders will be deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law;

•
our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders;

•	our General Partner may cause us to borrow funds in order to permit the payment of cash distributions;

•	our General Partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;

•	our General Partner may cause us to purchase common units;

•	our General Partner controls the enforcement of obligations owed to us by our General Partner and its affiliates; and

•	our General Partner decides whether to retain separate counsel, accountants or others to perform services for us.

Penn Octane is not limited in its ability to compete with us, which could limit our ability to acquire additional assets or businesses.
Our partnership agreement does not prohibit Penn Octane from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, Penn Octane may acquire, develop or dispose of additional oil and natural gas properties or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets.
Penn Octane, which controls our General Partner, has the power to appoint and remove the members of the board of managers of our General Partner.
Because Penn Octane controls our General Partner, it has the ability to elect all of the members of the board of managers of our General Partner. Our General Partner has control over all decisions related to our operations. Furthermore, the goals and objectives of Penn Octane and our General Partner relating to us may not be consistent with those of a majority of the public unitholders.
We are primarily dependent on officers of our General Partner to manage our operations. Failure of such officers to devote sufficient attention to the management and operation of our business may adversely affect our financial results and our ability to make distributions to our unitholders.
The officers of our General Partner are primarily responsible for managing our business and operations. We do not maintain key person life insurance policies on any personnel. Although our General Partner has arrangements relating to compensation and benefits, our General Partner does not have any employment contracts or other agreements with such officers binding them to provide services for any particular term. The loss of the services of any of these individuals, including Messrs. Bothwell and Manner could have a material adverse effect on our business and our ability to make distributions to our unitholders.
Our partnership agreement limits our General Partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that reduce the fiduciary standards to which our General Partner would otherwise be held by state fiduciary duty laws. For example, our partnership agreement:
•
permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner. This entitles our General Partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its rights to transfer or vote the units it owns, the exercise of its registration rights and its determination whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement;

•	provides that our General Partner will not have any liability to us or our unitholders for decisions made in its capacity as a General Partner so long as it acted in good faith;

•
generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of managers of our General Partner acting in good faith and not involving a vote of unitholders must be “fair and reasonable” to us, as provided by the partnership agreement. In determining whether a transaction or resolution is “fair and reasonable,” our General Partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•
provides that our General Partner and its officers and managers will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the General Partner or its officers and managers acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
provides that in resolving conflicts of interest, it will be presumed that in making its decision the General Partner or its conflict committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

By purchasing a common unit, a unitholder will become bound by the provisions in the partnership agreement, including the provisions discussed above.
Unitholders have limited voting rights and are not entitled to elect our General Partner or its managers.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will not elect our General Partner or its board of managers on an annual or other continuing basis. The board of managers of our General Partner will be chosen by Penn Octane. Furthermore, if the unitholders are dissatisfied with the performance of our General Partner, they will have little ability to remove our General Partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Even if unitholders are dissatisfied, it would be difficult to remove our General Partner.
The vote of the holders of at least 80% of all outstanding units voting together as a single class is required to remove the General Partner. Therefore, even if the unitholders are dissatisfied it would be difficult to remove our General Partner.
Control of our General Partner may be transferred to a third party without unitholder consent.
Our General Partner may transfer its General Partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. After October 31, 2008, our General Partner may transfer its General Partner interest to a third party for any reason without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of Penn Octane, the owner of our General Partner, from transferring all or a portion of its ownership interest in our General Partner to a third party. The new owner of our General Partner would then be in a position to replace the board of managers and officers of our General Partner with its own choices and thereby influence the decisions made by the board of managers and officers.
We may issue additional units, including units that are senior to the common units, without unitholder approval, which would dilute the ownership interests of our existing unitholders.
Our partnership agreement does not limit the number of additional partner interests that we may issue. In addition, we may issue an unlimited number of units that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:
•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

Our partnership agreement restricts the voting rights of unitholders, other than our General Partner and its affiliates, owning 20% or more of our common units, which may limit the ability of significant unitholders to influence the manner or direction of management.
Our partnership agreement restricts unitholders’ voting rights by providing that any common units held by a person, entity or group that owns 20% or more of any class of common units then outstanding, other than our General Partner, its affiliates, their transferees and persons who acquired such common units with the prior approval of the board of managers of our General Partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting unitholders’ ability to influence the manner or direction of management.
The liability of our unitholders may not be limited if a court finds that unitholder action constitutes control of our business.
A General Partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the General Partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Unitholders could be liable for our obligations as if they were a General Partner if:
•	a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•
their right to act with other unitholders to remove or replace the General Partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions.
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of common units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to such purchaser of common units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our partnership agreement.

Unitholders who are not Eligible Holders will not be entitled to receive distributions on or allocations of income or loss on their common units and their common units will be subject to redemption.
In order to comply with U.S. laws with respect to the ownership of interests in oil and natural gas leases on federal lands, we have adopted certain requirements regarding those investors who may own our common units. As used herein, an Eligible Holder means a person or entity qualified to hold an interest in oil and natural gas leases on federal lands. As of the date hereof, Eligible Holder means:
•	a citizen of the United States;

•	a corporation organized under the laws of the United States or of any state thereof;

•	a public body, including a municipality; or

•
an association of United States citizens, such as a partnership or limited liability company, organized under the laws of the United States or of any state thereof, but only if such association does not have any direct or indirect foreign ownership, other than foreign ownership of stock in a parent corporation organized under the laws of the United States or of any state thereof.

For the avoidance of doubt, onshore mineral leases or any direct or indirect interest therein may be acquired and held by aliens only through stock ownership, holding or control in a corporation organized under the laws of the United States or of any state thereof. Unitholders who are not persons or entities who meet the requirements to be an Eligible Holder, will not receive distributions or allocations of income and loss on their common units and they run the risk of having their common units redeemed by us at the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our General Partner.
An increase in interest rates may cause the market price of our common units to decline.
Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partner interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.
Risks Related to Tax Matters
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service were to treat us as a corporation for federal income tax purposes or we were to become subject to additional entity-level taxation for state tax purposes, then our cash available for distribution would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service, which we refer to as the IRS, on this or any other tax matter affecting us.
Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we will be treated as a corporation for federal income tax purposes, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships. Although such legislation would not apply to us as currently proposed, it could be amended prior to enactment in a manner that does apply to us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units.
In addition, because of widespread state budget deficits and other reasons, several states, including Texas, are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, margin and other forms of taxation. For example, beginning in 2008, we have become subject to a new entity level tax on any portion of our income that is generated in Texas. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of our gross income that is apportioned to Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The use of this method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
An IRS contest of our federal income tax positions may adversely affect the market for our common units, and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in this prospectus or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our General Partner because the costs will reduce our cash available for distribution.
Our unitholders may be required to pay taxes on income from us even though their cash distributions from us are less than their share of income.
Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, our unitholders may be required to pay any federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the tax liability that results from that income.

Tax gain or loss on disposition of common units could be more or less than expected.
If unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of unitholders’ allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion, intangible drilling costs and depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if our unitholders sell their common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income.
We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units and because of other reasons, we will take depletion, depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders tax returns.
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For example, an exchange of 50% of our capital and profits could occur if, in any twelve-month period, holders of our subordinated and common units sell at least 50% of the interests in our capital and profits. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and unitholders receiving two Schedule K-1s for one fiscal year). Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Unitholders may be subject to state and local taxes and tax return filing requirements in states where they do not live as a result of investing in our common units.
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Furthermore, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and do business in Oklahoma. Oklahoma currently imposes a personal income tax. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax or that impose entity level taxes to which we could be subject. It is our unitholders’ responsibility to file all United States federal, foreign, state and local tax returns.
A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Strasburger & Price, LLP has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from loaning their units.
We may adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the General Partner and the unitholders. The IRS may successfully challenge this treatment, which could adversely affect the value of our common units.
When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and the holders of the incentive distribution rights. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the General Partner, which may be unfavorable to such unitholders. Moreover, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the General Partner and certain of our unitholders.
A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
Item 1B. Unresolved Staff Comments.
Inapplicable.

Item 3. Legal Proceedings.
Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries were named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Rio Vista or any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Furthermore, none of Penn Octane, Rio Vista or any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.
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
Even though the accident took place in Mexico, these lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC, et al and was filed in the 404th Judicial District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. In January 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division. In July 2007, the case was remanded to the state court in Cameron County, Texas. In August 2007, plaintiffs filed an amended petition alleging that defendants delivered the LPG to an unqualified driver and that defendants failed to properly odorize the LPG before delivery. Discovery is being conducted and it is anticipated that a trial on a limited number of the Plaintiffs will take place during September 2008 or October 2008.
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
On November 3, 2004, there was an accident between a Regional truck driver and another motorist who allegedly sustained injuries as a result of the accident. The other motorist filed suit against Regional. The case was filed on February 26, 2007 as Nolte v. Regional Enterprizes, Inc. in the United States District Court for the District of Maryland (Case No. 07 CV-0478-PJM). This case was settled within the limits of insurance coverage on or about January 28, 2008 and the case was dismissed accordingly on or about January 30, 2008.

On December 13, 2007, Lexington Insurance Company filed a declaratory action complaint against Penn Octane Corporation, Rio Vista Energy Partners, LP and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the US Federal Court to rule that the plaintiff has no obligation to defend Penn Octane and the Rio Vista related entities in the Camacho and Gonzalez litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. A trial date is currently set for September 2008. According to local counsel, Gonzalez was referenced in the original complaint only because the plaintiff’s lawyers were unaware that Gonzalez had been settled prior to filing. It is unclear, however, to the extent Lexington is successful in its action, whether the plaintiff will request repayment of all settlement and litigation expenses paid by the insurance carrier in Gonzalez. Furthermore, if there is a determination that there is no insurance coverage resulting in Penn Octane and Rio Vista having to fund all defense costs as well as any material settlement or judgment amount in the Camacho suit, this could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.
On November 20, 2007 Rio Vista Energy Partners, LP, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. in the District Court in McIntosh County, Oklahoma. This action was filed in response to Energy Spectrum’s assertion that Rio Vista Energy Partners, LP, Rio Vista Penny, LLC, as well as GM Oil Properties, Inc. owed Energy Spectrum a commission allegedly due and owing based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM Oil Properties, Inc. The foundation for the Energy Spectrum claim is a January 22, 2007 written agreement signed by Energy Spectrum and GM Properties, Inc. Neither Rio Vista Energy Partners, LP nor Rio Vista Penny were parties to this agreement, nor were they named in the Energy Spectrum’s counter claim. Based in part on the fact that the GM Oil Properties acquisition was an asset purchase, rather than a stock sale, management believes that the Rio Vista entities should have no liability for any obligation that GM Oil Properties, Inc. may have to Energy Spectrum. Discovery is currently pending.
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

	LOW	HIGH
The year ended December 31, 2007:
First Quarter	$5.34	$9.54
Second Quarter	7.80	12.37
Third Quarter	10.50	23.00
Fourth Quarter	10.05	17.50

	LOW	HIGH
The year ended December 31, 2006:
First Quarter	$4.43	$5.74
Second Quarter	4.28	5.43
Third Quarter	3.72	5.03
Fourth Quarter	3.88	5.01
On March 28, 2008, the closing bid price of the common units as reported on the NASDAQ National Market was $13.50 per common unit. On March 28, 2008, Rio Vista had 2,515,518 common units outstanding and approximately 1,250 holders of record of the common units.
Rio Vista made the following distributions during the years ended December 31, 2006 and 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner
Sep 2006	10/26/06	$0.25	$478,000	$10,000
Dec 2006	01/18/07	$0.25	$478,000	$10,000
Mar 2007	05/04/07	$0.25	$478,000	$10,000
Jun 2007	07/31/07	$0.25	$484,000	$10,000
Sep 2007	11/14/07	$0.25	$484,000	$10,000
June 30, 2005 - June 30, 2006 Arrearages	12/10/07	$1.25	$2,420,000	$49,000
The amount of the distributions paid represents the minimum quarterly distribution required to be made by Rio Vista pursuant to the partnership agreement. As of December 31, 2007, Rio Vista had made all of the required minimum distributions to its common unitholders. A distribution of $607,000 and $13,000 for the quarter ended December 31, 2007 was made on February 14, 2008 to the common unitholders and General Partner, respectively.

Recent Sales of Unregistered Securities
On February 15, 2007, the board of managers of our General Partner approved the grant of options to purchase a total of 21,250 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan). Of the total number of options granted, 5,000 were issued to an executive officer of our General Partner and 16,250 were issued to outside managers of our General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully vested and exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.
On March 21, 2007, the board of managers of our General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to an executive officer of our General Partner. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully vested and exercisable upon a change in control event, and expire five years from the date of grant.
On June 29, 2007, the board of managers of our General Partner approved the grant of an option to purchase 75,000 common units of Rio Vista under the 2005 Plan to an executive officer of our General Partner. The exercise price for the options is $11.21 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on June 29, 2007. The options vest in equal monthly installments over a period of 36 months beginning January 1, 2007, become fully vested and exercisable upon a change in control event, and expires five years from the date of grant.
On June 29, 2007, the Board of Managers of our General Partner approved the grant of a restricted unit bonus of 25,000 common units under the 2005 Plan to an executive officer of our General Partner. The restricted unit bonus vested as to 8,334 units on July 1, 2007 and an additional 8,333 units on January 1, 2008, and the remaining units vest on July 1, 2008, and become fully vested upon a change in control event. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect the award of restricted units to him.
On July 27, 2007, in connection with the employment agreement with an executive of Regional, Rio Vista agreed to the grant of options to purchase a total of 25,000 common units under the 2005 Plan to the executive. The options will vest over a two year period.
On August 23, 2007, the board of managers of our General Partner approved the grant of options to purchase a total of 8,125 common units under the 2005 Plan to outside managers of our General Partner. The exercise price for the options is $15.15 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on August 23, 2007. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.
On November 19, 2007, in connection with the acquisition of the Oklahoma assets, Rio Vista issued a total of 137,994 common units to the sellers of GO LLC and Penny Petroleum Corp. In addition, on November 19, 2007, Rio Vista issued the TCW Warrant to TCW see note I to the consolidated financial statements.

On November 29, 2007, in connection with a private placement, Rio Vista issued a total of 355,556 common units at a price of $11.25 per share to Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. The total purchase price of the common units was $4,000,000.
On January 23, 2008, the Board of Managers of our General Partner approved the grant of options to purchase a total of 16,250 common units under the 2005 Plan to certain outside members of the Board of Managers of our General Partner. The exercise price for the options is $14.42 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on January 23, 2008. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.
On March 7, 2008, the Board of Managers of our General Partner approved the grant of a unit bonus of 8,812 common units under the 2005 Plan to an executive officer of our General Partner. The amount of units granted was based on the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 7, 2008.
The above issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuances did not involve any public offering of securities.
Equity Compensation Plans
The following table provides information concerning Rio Vista’s equity compensation plans as of December 31, 2007.

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding options,	equity compensation
	of outstanding options,	warrants and rights	plans (excluding securities
	warrants and rights	(per unit)	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	349,094	$10.90	466,875

Total	349,094		466,875

(1)	Under the terms of the partnership agreement and applicable rules of the NASDAQ Stock Market, no approval by the unitholders of Rio Vista was required.
Item 6. Selected Financial Data.
Not applicable.

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
Overview
Historical Assets and Operations
From inception until 2007, Rio Vista was focused on the operation of the assets acquired from Penn Octane, including an LPG terminal facility in Matamoros, Mexico and approximately 23 miles of pipelines connecting the Matamoros Terminal Facility to an LPG terminal facility in Brownsville, Texas.
In August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne, including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all of LPG inventory. In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, Rio Vista no longer operates the assets acquired from Penn Octane or conducts the businesses it had historically conducted.
Current Assets and Operations
In July 2007, Rio Vista acquired Regional and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets. During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4,000,000.

Results of Operations
Because of our rapid growth through acquisitions during this past year, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The following discussion of Rio Vista’s results of operations from continuing operations for all periods presented excludes the results of operations related to the Sold Assets, including revenues, direct costs, associated interest expenses, minority interest and income taxes, which have been reclassified as discontinued operations (see below). The results of operations from continuing operations reflects only the results associated with the Transportation and Terminaling Business associated with bulk and petroleum products associated with Regional operations and LPG (sold December 31, 2007) including all costs associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility, and the acquisition of the Oklahoma assets during November 2007 and all indirect income and expenses of Rio Vista. Revenues from Rio Vista’s Transportation and Terminaling Business commenced on August 22, 2006 although expenses associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility were incurred during the entire period for each period presented.
Continuing Operations
Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

YEAR ENDED DECEMBER 31, 2007

	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	527,000	3,038,000	2,341,000	—	5,906,000
Cost Of Goods Sold	390,000	2,399,000	1,971,000	—	4,760,000

Gross Profit	137,000	639,000	370,000	—	1,146,000
Selling, General And Administrative Expenses	41,000	363,000	258,000	4,023,000	4,685,000
Loss on sale of remaining LPG assets	—	—	406,000	—	406,000

Operating Income	96,000	276,000	(294,000)	(4,023,000)	(3,945,000)
Other Income (Expense)
Interest Expense	(275,000)	(431,000)	(281,000)	(7,000)	(994,000)
Interest Income	—	14,000	1,000	2,000	17,000

Income From Continuing Operations Before Taxes	(179,000)	(141,000)	(574,000)	(4,028,000)	(4,922,000)
Provision For Income Taxes	(4,000)	(51,000)	34,000	—	(21,000)

Income (loss) From Continuing Operations	(175,000)	(90,000)	(608,000)	(4,028,000)	(4,901,000)

YEAR ENDED DECEMBER 31, 2006

	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	—	—	908,000	—	908,000
Cost Of Goods Sold	—	—	1,814,000	—	1,814,000

Gross Profit	—	—	(906,000)	—	(906,000)
Selling, General And Administrative Expenses	—	—	183,000	2,666,000	2,849,000
Loss on sale of remaining LPG assets	—	—	—	—	—

Operating Income	—	—	(1,089,000)	(2,666,000)	(3,755,000)
Other Income (Expense)
Interest Expense	—	—	(354,000)	217,000	(137,000)
Interest Income	—	—	—	1,000	1,000
Minority Interest	—	—	—	—	—

Income From Continuing Operations Before Taxes	—	—	(1,443,000)	(2,448,000)	(3,891,000)
Provision For Income Taxes	—	—	37,000	—	37,000

Income (loss) From Continuing Operations	—	—	(1,480,000)	(2,448,000)	(3,928,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007

(c)	Business commenced in August 2006 and sold December 31, 2007
Year Ended December 31, 2006 Compared With Year Ended December 31, 2005
Revenues. Revenues for the year ended December 31, 2006, were $0.9 million. There were no revenues during the year ended December 31, 2005 since the LPG transportation business did not commence until August 22, 2006. All revenues prior to August 22, 2006 were derived from Rio Vista’s LPG sales business and have been reclassified as discontinued operations (see below).
Cost of goods sold. Cost of goods sold for the year ended December 31, 2006 was $1.8 million compared with $2.1 million for the year ended December 31, 2005. The cost of goods sold consists of those costs associated with operation of the US — Mexico Pipelines and Matamoros Terminal Facility. All costs associated with Rio Vista’s LPG sales business prior to its sale, except for costs associated with the US — Mexico Pipelines and Matamoros Terminal Facility, which were used for Rio Vista’s LPG transportation business, have been reclassified as discontinued operations (see below).
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

Other income (expense). Other expense was approximately $(0.1) million for the year ended December 31, 2006 and consisted of interest expense on debt then in effect. Other expense was approximately $(0.4) million for the year ended December 31, 2005 and primarily consisted of amortization of loan discount related to detachable warrants.
Discontinued Operations
The following discussion of Rio Vista’s results of operations from discontinued operations of its LPG sales business for the periods January 1, 2005 through August 21, 2006, the date the business was sold, and includes all related revenues, direct costs and associated interest expenses.
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
Liquidity and Capital Resources
General
As a result of the disposition of the LPG-related businesses in 2006 and 2007 and the acquisition of Regional’s business and the Oklahoma assets, Rio Vista’s sources of operating cash flows are expected to be derived from the operations of Regional and from the revenues received from the Oklahoma assets. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement described below under “Debt Obligations” and income taxes payable on Regional’s stand-alone taxable income. Based on the current production levels from the Oklahoma assets and current prices for oil and gas, there is not expected to be sufficient cash from operations to meet debt service requirements under the TCW Credit Facility described below under “debt obligations” unless additional production can be realized. Rio Vista has minimal management experience in operating oil and gas properties and will be relying on the assistance of its Chairman of the Board and outside consultants to provide ongoing management expertise. Additional production will require additional capital expenditures to fund drilling expansion opportunities. Rio Vista has only secured funding for its planned development through April 2008, and such development is not expected to increase cash flow to the levels needed for payment of operating costs and debt service. In addition, Rio Vista projects that monthly cash flows received from the Oklahoma assets during the months of April through September will be less than during the months of October through March as a result of seasonality.
In addition, pursuant to the Omnibus Agreement, Penn Octane is entitled to reimbursement of costs incurred on behalf of Rio Vista, including an allocable share of overhead. However, the TCW Credit Facility prohibits distributions by Rio Vista’s Oklahoma subsidiaries until December 2008 and subsequent thereto, those distributions are limited to 75% of defined available cash flow. As a result, Rio Vista may not have sufficient available cash to pay its separate general and administrative and other operating expenses, debt service and/or minimum quarterly distributions to unitholders. In addition, Rio Vista may not distribute sufficient cash to meet the tax obligations of unitholders associated with the ownership of common units.

Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional units. Currently, substantially all of Rio Vista’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility described below under “Debt Obligations”, the TCW Credit Facility and the RZB Loan Agreement. Accordingly Rio Vista may be unable to obtain additional financing collateralized by those assets.
At December 31, 2007, Rio Vista had a working capital deficit of approximately $8.1 million. Rio Vista cannot be certain that future cash flows from Regional’s business or the Oklahoma assets’ operations and future investments, if any, will be adequate to cover all of its future working capital requirements, including minimum distributions to unitholders.
Distributions of Available Cash.
All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by our General Partner. Our General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.
In addition to its 2% General Partner interest, our General Partner is currently the holder of incentive distribution rights which entitle the holder to an increasing portion of cash distributions as described in the partnership agreement. As a result, cash distributions from Rio Vista are shared by the holders of the common units and our General Partner based on a formula whereby our General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.
Rio Vista made the following distributions during the years ended December 31, 2006 and 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner
Sep 2006	10/26/06	$0.25	$478,000	$10,000
Dec 2006	01/18/07	$0.25	$478,000	$10,000
Mar 2007	05/04/07	$0.25	$478,000	$10,000
Jun 2007	07/31/07	$0.25	$484,000	$10,000
Sep 2007	11/14/07	$0.25	$484,000	$10,000
June 30, 2005 - June 30, 2006 Arrearages	12/10/07	$1.25	$2,420,000	$49,000
The amount of the distributions paid represents the minimum quarterly distribution required to be made by Rio Vista pursuant to the partnership agreement. As of December 31, 2007, Rio Vista had made all of the required minimum distributions to its common unitholders. A distribution of $607,000 and $13,000 for the quarter ended December 31, 2007 was made on February 14, 2008 to the common unitholders and our General Partner, respectively.

Debt Obligations
RZB Loan Agreement
In July 2007, Rio Vista and Regional entered into a $5 million loan agreement (RZB Loan Agreement) with RZB Finance LLC (RZB) dated July 26, 2007. The loan is due on demand, with a one-year maturity. Any borrowings under the RZB Loan Agreement bear a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. Under the RZB Loan Agreement, either Rio Vista or Penn Octane is required to maintain a minimum net worth of $10 million. In connection with the RZB Loan Agreement, Regional granted to RZB a security interest in all of Regional’s assets, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of Regional. Penn Octane, Regional and RVOP have also provided a guaranty of Rio Vista’s obligations under the RZB Loan Agreement in favor of RZB. As of December 31, 2007, Rio Vista has $ 5 million outstanding under the RZB Loan Agreement and was in compliance with all of the covenants thereunder.
TCW Credit Facility
In connection with the acquisition of certain of the Oklahoma assets, Rio Vista Penny LLC, an indirect, wholly-owned subsidiary of Rio Vista, entered into a $30 million senior secured credit facility (TCW Credit Facility) with TCW Asset Management Company and certain TCW Energy Fund X investors (collectively, TCW) in November 2007. The TCW Credit Facility has a maturity date of August 29, 2010. However, at any time during the period from May 19, 2008 through November 19, 2009, TCW has the right to demand payment of $2,250,000 of the amount outstanding under the TCW Credit Facility. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds. The interest rate on borrowings under the TCW Credit Facility is 10.5%, increasing to 12.5% if there is an event of default. Payments under the TCW Credit Facility are interest-only until December 29, 2008. The TCW Credit Facility has no prepayment penalty. Certain Rio Vista subsidiaries have guaranteed payment of the obligations outstanding under the TCW Credit Facility. Rio Vista Penny and Rio Vista GO LLC, an indirect, wholly-owned subsidiary of Rio Vista, both of which hold all of the Oklahoma assets, are prohibited from making upstream distributions to Rio Vista before November 30, 2008. Thereafter, upstream distributions to Rio Vista not in excess of 75% of quarterly cash flow are permitted subject to certain conditions. As of December 31, 2007, Rio Vista had $23.7 million outstanding under the TCW Credit Facility and was in compliance with all of the covenants thereunder.
RZB Credit Facility Guarantee
As of December 31, 2007, Penn Octane had a $10,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility). In connection with the spin-off of the LPG business by Penn Octane to Rio Vista, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto. In addition, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.
Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.25% at December 31, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.

Moores Note
As partial consideration for the acquisition of certain of the Oklahoma assets by Rio Vista Penny, Rio Vista delivered a promissory note in November 2007 to Gary Moores in the aggregate principal amount of $500,000. The note bears interest at 7% per annum and matures on May 19, 2008. Beginning February 19, 2008, Gary Moores has the option to convert the outstanding principal and interest of the note into common units of Rio Vista at a conversion price equal to 90% of the 10-day average closing price of such common units as reported by the NASDAQ Stock market at the time of conversion. The conversion option may be exercised on only one occasion and expires on May 19, 2008. As of December 31, 2007, $493,000, net of $7,000 discount remained outstanding under the note.
Regional Note
In connection with the Regional Acquisition, Regional issued a promissory note in the amount of $1.0 million to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. Rio Vista has recorded a discount of $116,000, (10% effective rate) representing the portion of interest associated with the note, which shall be amortized over the term of the note. For the period of July 28, 2007 through December 31, 2007, $37,000 was amortized.
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
On August 21, 2003, Regional (as lessee) entered into a siding lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 750 feet of railroad sidings on land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia. The sidings may be used for handling various chemical products. The siding lease began on August 21, 2003 and continues until terminated by either party with 30 days’ written notice. Rent is $4,875 per year, payable in advance.
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
Other. Regional has several leases for parking and other facilities which are short term in nature and can be terminated by the lessors or Regional upon giving 60 days notice of cancellation.
Agreements
Gas Service and Sales Agreements
During the period from November 19, 2007 through December 31, 2007, GO entered into an agreement with Clearwater Enterprises, LLC (Clearwater) to provide monthly services in relationship to the Brooken system pipeline. In accordance with terms of the agreement, Clearwater (i) receives pipeline nominations from the various shippers on the Brooken system, (ii) allocates volumes to the wellhead based upon the volumes delivered to the Brooken interconnect, (iii) prepares gathering and compression fee invoices on behalf of the Company, and (iv) prepares pipeline imbalance and cashout statements. The monthly gathering management fee that GO pays for these services is $3,000. The agreement is month-to-month unless and until terminated by either party upon 30 days notice.

In addition, during the period from November 19, 2007 through December 31, 2007, substantially all of the gas sales associated with Rio Vista’s oil and gas properties were made to Clearwater. These gas sales were governed by an agreement that expires in 2009 and continues yearly thereafter, until canceled by either party 30 days notice.
During March 2008, certain of the Clearwater agreements were amended to name Rio Vista Operating LLC as the contracting party based on Rio Vista Operating LLC’s assumption of operations of the oil and gas properties.
Gas Compression Agreements
GO entered into a one-year lease agreement with Hanover Compression Limited Partnership for the use of a compressor. The lease continues monthly until cancelled by either party with 30 days notice. Minimum base lease payments of $10,500 plus taxes and are due monthly. The base amount is subject to semi-annual adjustments.
MV entered into a Gas Compression Master Service Agreement with USA Compression Partners, LP on November 1, 2007. The agreement provides for monthly payments of approximately $17,000 per month through August 31, 2009.
CEOcast Agreement
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) pursuant to which CEOcast agrees to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast receives cash fees of $7,500 per month, and Rio Vista has agreed to issue to CEOcast (i) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (ii) $75,000 worth of common units on March 31, 2008 based on a calculation of units contained in the consulting agreement. The agreement is effective for a one-year period and can be terminated by either party by providing written notice to the other party on or before May 30, 2008; otherwise, the Agreement will automatically renew for additional one year periods (Additional Period) under the same terms and conditions except that either party may terminate the agreement at any time by providing 60 days written notice to the other party. As of December 31, 2007, Rio Vista was obligated to provide CEOcast a total of 4,610 common units. Based on the closing price of Rio Vista common units on December 31, 2007, the Company recorded additional expense of $78,275 associated with the agreement.
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
Realization of Assets
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista has a loss from continuing operations for each of the two years ended December 31, 2007 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma assets are held as collateral against the TCW Credit Facility. The current portion of the TCW Credit Facility, the Moores Note, the RZB Note, and the Seller Note — Regional are all short-term in nature and amounts due in the current year are approximately $9,100,000 million.
The Oklahoma assets and/or the Regional operations currently do not generate sufficient cash flow to pay general and administrative and other operating expenses of Rio Vista (parent) and all debt service requirements. The TCW Credit Facility prohibits distributions by Rio Vista’s Oklahoma subsidiaries until December 2008 and subsequent thereto, those distributions are limited to 75% of defined available cash flow. In addition, Rio Vista requires additional funding in order to increase production levels for its Oklahoma assets.
Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on the TCW Credit Facility, and the RZB Note and RZB Credit Facility, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2007 contains an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of Rio Vista to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.
To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations and raise additional debt and/or equity financing.
Off-Balance Sheet Arrangements
Rio Vista does not have any off-balance sheet arrangements.

Recently Issued Financial Accounting Standards
FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on its consolidated results of operations, financial position, and cash flows.
In February 2007, SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115,” was issued, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for us on January 1, 2008. Rio Vista does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated results of operations, cash flows or financial position.
In December 2007, the FASB released SFAS No. 141(R), “Business Combinations (revised 2007)”, which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. In addition, SFAS No. 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Rio Vista is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.
In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”, which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Rio Vista believes the adoption of this statement will not have a material impact on its consolidated financial statements.

Critical Accounting Policies
The consolidated financial statements of Rio Vista reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to Rio Vista’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, “Summary of Significant Accounting Policies”. Rio Vista believes that the following reflect the more critical accounting policies that affect its financial position and results of operations.
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
Depreciation and amortization expenses - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization rates are based on management’s estimate of the future utilization and useful lives of the assets. Should the nature of Rio Vista’s business change our future utilization and useful lives of depreciable and amortizable assets may also change. This could result in increases or decreases in depreciation and amortization expense compared with historical amounts.
Unit-based compensation - Rio Vista utilizes unit-based awards as a form of compensation for employees, officers and managers of our General Partner and to non-employees for goods and services and to acquire or extend debt. Effective January 1, 2006, Rio Vista adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires Rio Vista to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
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
We account for oil and gas properties by the successful efforts method. Leasehold acquisition costs are capitalized when incurred. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred.
Depreciation and depletion of producing oil and gas properties is recorded based on units of production. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for acquisition costs using all proved reserves. SFAS No. 19, "Financial Accounting and Reporting for Oil and Gas Producing Companies “ (SFAS 19) requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, developed and undeveloped, and that capitalized development costs (wells and related equipment and facilities) be amortized on the basis of proved developed reserves. As more fully described in the Supplementary Oil and Gas Data (Unaudited) in Item 8. “Financial Statements and Supplementary Data,” our proved reserves at December 31, 2007 were estimated by an independent petroleum engineering firm, Lee Keeling and Associates, Inc.

Geological, geophysical, annual lease rentals and dry hole costs on oil and gas properties relating to unsuccessful wells are charged to expense as incurred.
Upon sale or retirement of complete fields of depreciable or depleted property, the book value thereof, less proceeds or salvage value, is charged or credited to income. On sale or retirement of an individual well, the proceeds are credited to accumulated depreciation and depletion.
In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess proved oil and gas properties for possible impairment when events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. We recognize an impairment loss as a result of a triggering event and when the estimated undiscounted future cash flows from a property are less than the carrying value. If an impairment is indicated, the cash flows are discounted at a rate approximate to our cost of capital and compared to the carrying value for determining the amount of the impairment loss to record. Estimated future cash flows are based on management’s expectations for the future and include estimates of oil and gas reserves and future commodity prices and operating costs. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate property impairment.
Unproved properties that are individually insignificant are amortized and assessed for impairment on a property-by-property basis. If considered impaired, costs are charged to expense when such impairment is deemed to have occurred.
Rio Vista’s estimates of proved reserves are based on the quantities of oil and gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Lee Keeling and Associates, Inc. prepared a reserve and economic evaluation of all our properties on a well-by-well basis as of December 31, 2007.
Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. Our reserve estimates and the projected cash flows derived from those estimates are prepared in accordance with SEC guidelines. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates.
Rio Vista’s proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of gas, natural gas liquids and oil eventually recovered.
Gas and oil production revenue and related natural gas liquids revenue are recognized based on actual volumes of gas, oil, and natural gas liquids sold to purchasers. Sales require delivery of the product to the purchaser, passage of title, and probability of collection of purchaser amounts owed. Gas and oil production revenue and related natural gas liquids revenue are reported net of royalties. Rio Vista uses the sales method of accounting for gas imbalances. Gas imbalances result from the gas volumes sold by Rio Vista from a property being different from its actual entitled volumes. Under the sales method, revenues are recognized based on actual volumes of gas sold. The volumes sold may differ from the entitled volumes. Direct operating expenses are recognized on an accrual basis and consist of costs required to operate gas and oil properties, product transportation expenses, and production and property taxes.
Gas revenues are recognized based on actual volumes of gas purchased from third-party producers and sold to customers. Sales are recorded only upon the delivery of the product to the purchaser, passage of title, and collectability is reasonably assured. Losses, if any, resulting from imbalances from such sales are recognized currently, and gains, if any, are recognized at final delivery.

Oil and gas is sold by Rio Vista on a monthly basis. Virtually all of the Company’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of oil and gas, and prevailing supply and demand conditions, so that the price of the oil and gas fluctuate to remain competitive with other available oil and gas suppliers.
We use hedging contracts to minimize the variability of cash flow from our oil and gas production by reducing our exposure to price fluctuations. Currently, these transactions consist of fixed price contracts. We account for these activities pursuant to SFAS 133. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Managers of Rio Vista GP LLC,
General Partner of Rio Vista Energy Partners L.P.
We have audited the accompanying consolidated balance sheets of Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) as of December 31, 2006 and 2007, and the related consolidated statements of operations, Partners’ Capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of Rio Vista’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rio Vista as of December 31, 2006 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2007 in conformity with United States generally accepted accounting principles.
We have also audited Schedule II of Rio Vista for each of the two years in the period ended December 31, 2007. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.
The accompanying consolidated financial statements have been prepared assuming that Rio Vista will continue as a going concern. As discussed in note O to the consolidated financial statements, conditions exist which raise substantial doubt about Rio Vista’s ability to continue as a going concern including 1) Rio Vista’s ability to generate sufficient cash flow to pay its expenses and its current debt obligations as they become due and 2) Rio Vista’s dependence on Penn Octane to continue as a going concern. Management’s plans in regard to these matters are also described in note O. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
April 4, 2008

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,
ASSETS

	2006	2007
Current Assets

Cash	$3,896,000	$3,450,000

Restricted cash	25,000	26,000

Trade accounts receivable (less allowance for doubtful accounts of $0 at 2006 and 2007)	523,000	1,446,000

Due from Penn Octane Corporation, net	1,751,000	—

Prepaid expenses and other current assets	246,000	453,000

Total current assets	6,441,000	5,375,000

Oil and gas properties and related equipment (successful efforts method) — net	—	26,197,000

Property, plant and equipment — net	10,704,000	12,762,000

Other non-current assets	11,000	—

Goodwill	—	5,121,000

Total assets	$17,156,000	$49,455,000

The accompanying notes are an integral part of these consolidated financial statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS – CONTINUED
December 31,
LIABILITIES AND PARTNERS’ CAPITAL

	2006	2007
Current Liabilities

Current maturities of long-term debt	$1,000,000	$3,361,000

Short-term debt	—	5,493,000

Due to Penn Octane Corporation, net	—	347,000

Accounts payable	397,000	2,101,000

Mexican taxes payable	17,000	—

Taxes payable	—	618,000

Accrued liabilities	702,000	1,585,000

Total current liabilities	2,116,000	13,505,000

Commitments and contingencies	—	—

Long-term debt, less current maturities, net of discount	—	21,250,000

Deferred income taxes	—	3,238,000

Partners’ Capital

Common units	14,739,000	11,233,000

General Partner’s equity	301,000	229,000

Total partners’ capital	15,040,000	11,462,000

Total liabilities and partners’ capital	$17,156,000	$49,455,000

The accompanying notes are an integral part of these consolidated financial statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2006	2007
Revenues	$908,000	$5,906,000
Cost of goods sold	1,814,000	4,760,000

Gross (loss) profit	(906,000)	1,146,000
Selling, general and administrative expenses and other
Legal and professional fees	669,000	1,531,000
Salaries and payroll related expenses	755,000	1,444,000
Other	1,425,000	1,710,000
Loss on sale of remaining LPG assets	—	406,000

	2,849,000	5,091,000

Operating loss from continuing operations	(3,755,000)	(3,945,000)
Other income (expense)
Interest expense	(137,000)	(994,000)
Interest income	1,000	17,000

Loss from continuing operations before taxes	(3,891,000)	(4,922,000)
(Provision) benefit for income taxes	(37,000)	21,000

Net loss from continuing operations	(3,928,000)	(4,901,000)
Discontinued operations:
Net income from operations of the LPG assets sold	2,012,000	—
Net gain on sale of LPG assets	5,214,000	—

Net income from discontinued operations	7,226,000	—

Net (loss) income	$3,298,000	$(4,901,000)

Net income (loss) allocable to the partners	$3,298,000	$(4,901,000)
Less General Partner’s interest in net income (loss)	66,000	(97,000)

Net income (loss) allocable to the common units	$3,232,000	$(4,804,000)

Net loss from continuing operations per common unit	$(2.01)	$(2.44)
Net income from discontinued operations per common unit	3.70	—

Net (loss) income per common unit	$1.69	$(2.44)

Weighted average common units outstanding	1,910,656	1,971,799

The accompanying notes are an integral part of these consolidated financial statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital

Balance as of December 31, 2005	1,910,656	$11,955,000	$244,000	$12,199,000

Net income	—	3,232,000	66,000	3,298,000
Cash distribution to partners	—	(477,000)	(10,000)	(487,000)
Loan discount on Penn Octane Corporation’s debt related to detachable warrants issued	—	21,000	1,000	22,000
Unit based compensation	—	8,000	—	8,000

Balance as of December 31, 2006	1,910,656	14,739,000	301,000	15,040,000

Net loss	—	(4,804,000)	(97,000)	(4,901,000)
Issuance of equity	493,550	5,390,000	110,000	5,500,000
Cost associated with issuance of equity	—	(294,000)	(6,000)	(300,000)
Cash distribution to partners	—	(4,342,000)	(89,000)	(4,431,000)
Beneficial conversion feature	—	25,000	—	25,000
Unit based compensation	25,000	519,000	10,000	529,000

Balance as of December 31, 2007	2,429,206	$11,233,000	$229,000	$11,462,000

The accompanying notes are an integral part of these consolidated financial statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$3,298,000	$(4,901,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation depletion and amortization	724,000	1,129,000
Unit-based payment expense	8,000	343,000
Amortization of loan discount related to detachable warrants issued	22,000	37,000
Beneficial conversion feature	—	7,000
Loss on sale of asset	75,000	—
Gain on sale of LPG Assets	(5,214,000)	—
Loss on sale of remaining LPG-related assets	—	406,000
Changes in current assets and liabilities:
Trade accounts receivable	10,404,000	(169,000)
Inventories	(6,000)	—
Prepaid and other current assets	(23,000)	65,000
Trade accounts payable	(273,000)	2,098,000
Due to/from Penn Octane Corporation, net	(13,333,000)	1,587,000
Accrued liabilities	(280,000)	(128,000)
U.S. and foreign taxes payable	(5,000)	215,000

Net cash (used in) provided by operating activities	(4,603,000)	689,000
Cash flows from investing activities:
Capital expenditures	(87,000)	(137,000)
Proceeds from the sale of land and other assets	131,000	—
Proceeds from the sale of LPG assets	7,330,000	—
Proceeds from the sale of the remaining LPG-related assets	—	9,187,000
Costs to acquire Regional Enterprises, Inc.	—	(8,399,000)
Costs to acquire Oklahoma assets	—	(10,070,000)
Other non-current assets	4,000	11,000

Net cash provided by (used in) by investing activities	7,378,000	(9,408,000)
Cash flows from financing activities:
Decrease in restricted cash	1,882,000	—
Payment on TransMontaigne Note	(300,000)	(1,000,000)
Issuance of equity, net	—	3,704,000
Cash distributions to partners	(487,000)	(4,431,000)
Issuance of debt	—	10,000,000

Net cash provided by financing activities	1,095,000	8,273,000

Net increase (decrease) in cash	3,870,000	(446,000)
Cash at beginning of period	26,000	3,896,000

Cash at end of period	$3,896,000	$3,450,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$36,000	$1,287,000

U.S. and foreign taxes	$73,000	$30,000

Supplemental disclosures of noncash transactions:
Notes issued in acquisition	$—	$1,500,000

Units issued in acquisition	$—	$1,500,000

TCW Credit Facility	$—	$18,700,000

Unit based compensation	$8,000	$250,000

Units issued for compensation	$—	$280,000

Beneficial conversion feature	$—	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the General Partner interest. The General Partner is Rio Vista GP LLC (General Partner) (see note I — General Partner Interest). Common unitholders do not participate in the management of Rio Vista. The General Partner is entitled to receive distributions from Rio Vista on its General Partner interest and additional incentive distributions (see Liquidity and Capital Resources — Distributions of Available Cash) as provided in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.
Until 2007, Rio Vista was focused on the operation of the LPG terminal facility and pipelines. After August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all of LPG inventory. After August 2006, Rio Vista operated this system exclusively on behalf of TransMontaigne Partners L.P. and its affiliates, or TransMontaigne, to transport their LPG on a fee for services basis.
In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from the Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in Rio Vista’s subsidiaries owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico and the terminal in Matamoros (see note D). As a result, effective January 1, 2008, Rio Vista no longer operates the assets acquired from Penn Octane or conduct the businesses it had historically conducted.
In July 2007, Rio Vista acquired Regional Enterprises, Inc. (Regional) and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC (GO). The businesses and assets acquired in 2007 are described further in note E. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets. During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4,000,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – ORGANIZATION – Continued
Basis of Presentation
The accompanying consolidated financial statements include Rio Vista and its United States subsidiaries including RVOP, Rio Vista Operating GP LLC, Rio Vista Penny LLC, GO, MV Pipeline Company (MV), Regional Enterprises Inc, and Penn Octane International, L.L.C., and its Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex) and Termatsal, S. de R.L. de C.V. (Termatsal) and its consolidated affiliate, Tergas, S. de R.L. de C.V. (Tergas). All significant intercompany accounts and transactions are eliminated.
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements are as follows.
1. Inventories
Inventories were stated at the lower of cost or market. Cost was determined on the first-in, first-out method.
2. Oil and Gas Properties
Rio Vista accounts for oil and gas properties by the successful efforts method. Leasehold acquisition costs are capitalized. If proved reserves are found on an undeveloped property, leasehold costs are transferred to proved properties. Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred.
Depreciation and depletion of producing oil and gas properties is recorded based on units of production. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized acquisition costs using all proved reserves. Statement of Financial Accounting Standards (SFAS) No. 19, as amended, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (SFAS 19) requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, developed and undeveloped, and that capitalized development costs (wells and related equipment and facilities) be amortized on the basis of proved developed reserves.
Proved reserves are estimated by an independent petroleum engineering firm and are subject to future revisions based on availability of additional information.
Geological, geophysical, annual lease rentals and exploratory dry hole costs on oil and gas properties relating to unsuccessful exploratory wells are charged to expense as incurred.
Upon sale or retirement of complete fields of depreciable or depleted property, the book value thereof, less proceeds or salvage value, is charged or credited to income. On sale or retirement of an individual well the proceeds are credited to accumulated depreciation and depletion.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
2. Oil and Gas Properties – Continued
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Rio Vista assess proved oil and gas properties for possible impairment when events or circumstances indicate that the recorded carrying value of the properties may not be recoverable (see note B4).
Unproved properties are assessed for impairment on a property-by-property basis. If considered impaired, costs are charged to expense when such impairment is deemed to have occurred. Rio Vista has no unproved properties at December 31, 2007.
3. Hedging Activities and Derivative Instruments
Rio Vista seeks to enter into contracts for the future sale of a portions of its existing production based on favorable price levels. As of December 31, 2007, these transactions were in the form of contracts to sell a certain amount of production at a fixed price.
Based on the above, Rio Vista is not required to mark to market the value of those contracts.
Rio Vista has adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or partner’s capital (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. For each of the two years in the period ended December 31, 2007, Rio Vista had no derivative financial instruments.
4. Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost. After being placed into service, assets are depreciated using the straight-line method over their estimated useful lives as follows:

Terminal Facility and improvements	5-30 years
Pipelines	30 years
Automotive equipment	5-20 years
Machinery and equipment	5-10 years
Office equipment	3-10 years
Maintenance and repair costs are charged to expense as incurred.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
4. Property, Plant and Equipment – Continued
In August 2001 Statement SFAS No. 144 was issued. SFAS No. 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. SFAS No. 144 requires Rio Vista to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations.
5. Income Taxes
Rio Vista is a public limited partnership and is not subject to federal or state income taxes. However, some of Rio Vista’s operating subsidiaries are subject to foreign and U.S. corporate income taxes as follows:
Rio Vista’s U.S. corporate subsidiaries account for deferred taxes in accordance with SFAS 109, “Accounting for Income Taxes”. Under the liability method specified therein, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and income tax purposes are asset cost basis differences and depreciation.
Mexican subsidiaries:
Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government and file their own separate income tax returns in Mexico. Rio Vista’s Mexican subsidiaries have elected pass-through treatment for U.S. income tax purposes. Accordingly, the income/loss of Rio Vista’s Mexican subsidiaries is included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest are entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government.
Regional and MV:
Regional and MV are taxed as U.S. corporations. A valuation allowance is provided when it is determined that it is more likely than not that a portion of a deferred tax asset balance will not be realized. Prior to November 1, 2004, Regional used the cash basis of accounting for determining taxable income and MV uses the cash basis of accounting for determining taxable income.
6. (Loss) Income Per Common Unit
Net (loss) income per common unit is computed on the weighted average number of common units outstanding in accordance with SFAS 128, “Earnings Per Share”. During periods in which Rio Vista incurs losses from continuing operations, giving effect to common unit equivalents is not included in the computation as it would be antidilutive.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
7. Cash Equivalents
For purposes of the cash flow statement, Rio Vista considers cash in banks and securities purchased with a maturity of three months or less to be cash equivalents.
8. Use of Estimates
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
9. Fair Value of Financial Instruments
SFAS 107, “Disclosures about Fair Value of Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of Rio Vista. The carrying amounts of cash and cash equivalents, current receivables and payables approximate fair value because of the short-term nature of these instruments. Notes payable bear market rates of interest.
10. Unit-Based Payment
Rio Vista may issue warrants to purchase common units to non-employees for goods and services and to acquire or extend debt. Rio Vista applies the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R) and Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (APB 14) to account for such transactions. SFAS 123R requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the warrants is used to account for such transactions.
Rio Vista utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, Rio Vista adopted the provisions of SFAS 123R for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Rio Vista recorded unit-based payment expense for employees and non-employees of $8,000 ($0.00 per common unit) and $249,000 ($0.12 per common unit) for the years ended December 31, 2006 and 2007, respectively, under the fair-value provisions of SFAS 123R.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
11. Revenue Recognition
LPG Transportation Fees and Regional:
Rio Vista recorded revenue only upon the actual gallons of LPG delivered to its customer at either the Matamoros Terminal Facility or Brownsville Terminal Facility at the agreed upon price per gallon.
Rio Vista recorded revenue under its LPG Transportation Agreement (see note D) when gallons of LPG were delivered to customers designated by TransMontaigne at the Matamoros Terminal Facility.
Regional records revenue for storage, transportation and transloading as the services are performed and delivery occurs.
Revenues for LPG transportation fees and Regional were recorded based on the following criteria:
(1) Persuasive evidence of an arrangement existed and the price was determined
(2) Delivery occurred.
(3) Collectibility was reasonably assured
Oil & Gas Revenues:
Sales of Natural Gas
Gas and oil production revenue and related natural gas liquids revenue are recognized based on actual volumes of gas, oil, and natural gas liquids sold to purchasers. Sales require delivery of the product to the purchaser, passage of title, and probability of collection of purchaser amounts owed. Gas and oil production revenue and related natural gas liquids revenue are reported net of royalties. Rio Vista uses the sales method of accounting for gas imbalances. Gas imbalances result from the gas volumes sold by Rio Vista from a property being different from its actual entitled volumes. Under the sales method, revenues are recognized based on actual volumes of gas sold. The volumes sold may differ from the entitled volumes. Direct operating expenses are recognized on an accrual basis and consist of costs required to operate gas and oil properties, product transportation expenses, and production and property taxes.
Gas revenues are recognized based on actual volumes of gas purchased from third party producers and sold to customers. Sales are recorded only upon the delivery of the product to the purchaser, passage of title, and collectability is reasonably assured. Losses, if any, resulting from imbalances from such sales are recognized currently, and gains, if any, are recognized at final delivery.
Oil and gas is sold by Rio Vista on a monthly basis. Virtually all of the Company’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of oil and gas, and prevailing supply and demand conditions, so that the price of the oil and gas fluctuate to remain competitive with other available oil and gas suppliers.
Gathering fees
Gas gathering fees are recorded as the services are performed and delivery has occurred and collectibility is reasonably assured.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
12. Foreign Currency Translation
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
13. Reclassifications
Certain reclassifications have been made to prior year balances to conform to the current presentation.
14. Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are accounted for at fair value. Trade accounts receivable do not bear interest and are short-term in nature. An allowance for doubtful accounts for trade accounts receivable is established when the fair value is less than the carrying value. Trade accounts receivable are charged to the allowance when it is determined that collection is remote.
15. Consolidation of Variable Interest Entities
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
16. Guarantees
In November 2002, the Financial Accounting Standards board issued Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation requires guarantors to disclose certain information about guarantees of indebtedness of others (see note K). In addition, under certain circumstances, those guarantees may result in such debts being recorded in the guarantor’s financial statements.
17. Restricted Cash
Prior to the Restated LPG Asset Sale, under the terms of the RZB Credit Facility (see note K), all cash from Rio Vista’s LPG sales were deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under the RZB Credit Facility. Rio Vista initially classified the balance of restricted cash separate from cash in the accompanying balance sheet and classified changes in the restricted cash balances as financing activities in the statements of cash flows since the restriction was directly related to RZB’s Credit Facility. When all restrictions are removed, restricted cash is reclassified into cash.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
18. Environmental Matters
Rio Vista is subject to various federal, state and local laws and regulations relating to the protection of the environment. Rio Vista has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.
Rio Vista accounts for environmental contingencies in accordance with SFAS No. 5 “Accounting for Contingencies.” Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Rio Vista maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the year ended December 31, 2007, Rio Vista had no environmental contingencies requiring specific disclosure or the recording of a liability.
19. Asset Retirement Obligations
Rio Vista accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). In accordance with SFAS 143, estimated asset retirement costs are recognized when the obligation is incurred, and are amortized over proved developed reserves using the units of production method. Asset retirement costs are estimated by Rio Vista using existing regulatory requirements and anticipated future inflation rates. Rio Vista had no estimated asset retirement obligations at December 31, 2007.
20. Segment Information
Rio Vista reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). Under SFAS 131, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of Rio Vista for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. Rio Vista operates as two business segments: Transportation and Terminalling business and the Oil and Gas business (see note Q).

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C – LOSS PER COMMON UNIT
The following tables present reconciliations from net loss from continuing operations per common unit to loss from continuing operations per common unit assuming dilution (see note J for the warrants):

	For the year ended December 31, 2006
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(3,849,000)

Basic EPS
Net loss available to the common units	(3,849,000)	1,910,656	$(2.01)

Effect of Dilutive Securities
Warrants

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

	For the year ended December 31, 2007
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(4,804,000)

Basic EPS
Net loss available to the common units	(4,804,000)	1,971,799	$(2.44)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D – DISPOSITIONS
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
Also on August 22, 2006, Penn Octane completed the sale and assignment to TransMontaigne of all of Penn Octane’s LPG assets, including assignment of the lease of its leased pipeline (Leased Pipeline) and the Exxon Supply Contract (Penn Octane Sold Assets) pursuant to an amended and restated purchase and sale agreement (Penn Octane Restated PSA). The terms of the Penn Octane Restated PSA were substantially similar to the original purchase and sale agreement entered into between Penn Octane and TransMontaigne on August 15, 2005. Penn Octane retained assets related to its Fuel Sales Business, and its interest in the General Partner. The purchase price was $10,100,000 for assets sold by Penn Octane less closing adjustments of $132,177.
The Rio Vista Restated PSA required Rio Vista to escrow $500,000 for disposal and cleaning costs of the refined products tank farm (Escrow Cleaning Costs) and the TransMontaigne Note (see note G) was amended whereby Rio Vista was required to pay $300,000 of principal at closing and was required to pay the remaining outstanding principal balance on August 22, 2007 (see Sale of Remaining LPG Assets below). In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note.
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
NOTE D – DISPOSITION – Continued
SALE OF LPG ASSETS / DISCONTINUED OPERATIONS – Continued
The sale of the Rio Vista Sold Assets constituted a disposal of a business in accordance with FAS 144. Accordingly, the financials statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets, consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility have been included in costs of goods sold since these costs have continued to be incurred in connection with the LPG Transportation Agreement. Revenues reported in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2006 were $71,526,000.
SALE OF REMAINING LPG ASSETS
On December 27, 2007, RVOP and RVOP’s wholly-owned subsidiary, Penn Octane International, LLC, entered into a definitive Purchase and Sale Agreement (the Purchase and Sale Agreement) with a wholly-owned subsidiary (TMOC Corp.) and two affiliates (TLP MEX L.L.C. and RAZORBACK L.L.C.) of TransMontaigne Partners L.P. (collectively, TLP) regarding TLP’s acquisition of RVOP’s remaining liquefied petroleum gas (LPG) assets. The Purchase and Sale Agreement was effective as of December 26, 2007. The transaction closed on December 31, 2007. The Purchase and Sale Agreement was executed pursuant to the letter of intent between RVOP and TLP dated September 12, 2007 and amended December 4, 2007.
Pursuant to the Purchase and Sale Agreement, subject to its terms and conditions, TLP agreed purchase from RVOP: (a) the United States portion of the two pipelines from the Brownsville, Texas terminal owned by TLP to the United States border (the US Pipelines) with all associated rights-of-way and easements (the US Easements); (b) all of the outstanding equity interests of PennMex, which holds the Mexican energy regulatory commission (CRE) permit, and Termatsal, which owns the portion of the two pipelines that extend from the US border to Matamoros, Mexico (the Mexican Pipelines); and (c) all of RVOP’s rights for indirect control of Tergas, which owns the Matamoros, Mexico terminal site (the Mexican Terminal). PennMex and Termatsal are 100% owned subsidiaries of RVOP and Tergas is an affiliate of RVOP, and each of the three companies (collectively, the Included Subsidiaries) is organized under the laws of Mexico. The US Pipelines, the US Easements, the Included Subsidiaries, the Mexican Pipelines and the Mexican Terminal, are collectively referred to as the “LPG Assets.”
The total purchase price for the LPG Assets was $10,825,000, subject to adjustment as provided in the Purchase and Sale Agreement. TLP has previously paid to RVOP deposits totaling $8,000,000 (the Deposits) which was credited to the purchase price at closing. The remaining $2,825,000 was paid at closing, subject to adjustments and less a holdback of $500,000 as security for RVOP’s indemnification obligations under the Purchase and Sale Agreement. In addition, RVOP’s existing $1,000,000 promissory note (the Existing Loan) payable to TransMontaigne Product Services Inc. (TPSI), an affiliate of TLP, was paid from the proceeds at closing. Prior to the execution of the Purchase and Sale Agreement, and until the closing, RVOP provided LPG transportation services to TLP or its affiliates under the terms of an LPG Transportation Agreement with TPSI.
In connection with the sale of the LPG Assets to TLP, RVOP and TPSI agreed to terminate the LPG Transportation Agreement and the U.S. Pipeline Service Agreement as of such closing date.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E – ACQUISITIONS
REGIONAL
On July 27, 2007, Rio Vista entered into an Agreement and Plan of Merger (Merger Agreement) with Regional Enterprises, Inc., a Virginia corporation (New Regional), Regional Enterprizes, Inc., a Virginia corporation (Old Regional), the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista (the Regional Acquisition). The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. The total consideration pursuant to the Merger Agreement was $9,000,000, of which Rio Vista paid $8,000,000 in cash, less certain working capital and other adjustments and subject to certain amounts held in escrow, with the remaining $1,000,000 to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition (Seller’s Note-Regional). Under the terms of the Merger Agreement, Rio Vista was entitled to net working capital of Old Regional of $500,000, subject to adjustments. Under the terms of the Merger Agreement, a total of $1,500,000 was placed into escrow to secure certain indemnification obligations of the former shareholders of Old Regional. Rio Vista funded the Regional Acquisition through a loan of $5,000,000 (RZB Note) from RZB Finance LLC (RZB) and the remaining amounts due at closing were paid from available working capital. In connection with the Regional Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The RZB Note is due on demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate” (7.25% at December 31, 2007), or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Note, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Note is also guaranteed by New Regional and RVOP.
Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10,400,000 gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 14 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region.
Regional utilizes its fleet of 32 tractors and 50 trailers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers.
The accompanying consolidated balance sheet includes goodwill in the amount of $5,121,000 resulting from the acquisition. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Rio Vista has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FASB 142). Under FASB 142, goodwill is not amortized. Rio Vista is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. Rio Vista performs an annual impairment test for goodwill in the fourth quarter of each calendar year.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E – ACQUISITIONS – Continued
OKLAHOMA ASSETS
On November 19, 2007, Rio Vista Penny LLC (Rio Vista Penny), an indirect, wholly-owned subsidiary of Rio Vista, entered into a Note Purchase Agreement, Promissory Notes, Security Agreement, Common Unit Purchase Warrant and related agreements with TCW Asset Management Company (TAMCO) as agent and TCW Energy Fund X investors as holders (the TCW Noteholders) (TAMCO and the TCW Noteholders collectively, TCW) in connection with a first lien senior credit facility (the TCW Credit Facility) between TCW and Rio Vista Penny. The purpose of the TCW Credit Facility was to provide financing of the acquisition of certain of the assets of GM Oil Properties, Inc., an Oklahoma corporation (GM Oil) and assets of Penny Petroleum Corporation, an Oklahoma corporation (Penny Petroleum) by Rio Vista Penny and the acquisition of the membership interests of GO, by Rio Vista GO LLC (Rio Vista GO), an indirect, wholly-owned subsidiary of Rio Vista. The assets of GM Oil, Penny Petroleum and GO are collectively referred to as the “Oklahoma assets.”
GM Oil Properties Inc.
On November 19, 2007, Rio Vista Penny completed the purchase of assets from GM Oil pursuant to the Asset Purchase Agreement between Rio Vista Penny and GM Oil dated as of October 1, 2007, as amended on November 16, 2007 (the Amended GM Agreement). The assets acquired pursuant to the Amended GM Agreement consist of the real and personal property interests of GM Oil in certain oil and gas properties located in Haskell, McIntosh and Pittsburg counties in Oklahoma, including approximately 33.33% of the outstanding capital stock of MV (collectively, the GM Assets). The total purchase price for the GM Assets was paid by assumption of the TCW Credit Facility in the amount of $16,750,000 million (including $250,000 of unpaid interest included in the TCW Credit Facility plus payment of additional accrued but unpaid interest in the amount of $340,000). The TCW Credit Facility is payable to the TCW Noteholders and is administered by TAMCO as agent pursuant to the TCW Credit Facility. No cash or equity consideration was paid to GM Oil or its shareholders as part of the purchase price of the GM Assets.
Penny Petroleum Corporation
On November 19, 2007, Rio Vista Penny completed the purchase of assets from Penny Petroleum pursuant to the Asset Purchase Agreement between Rio Vista Penny, Penny Petroleum and Gary Moores (a shareholder of Penny Petroleum), dated as of October 1, 2007, as amended on October 25 and November 16, 2007 (the Amended Penny Agreement). The assets acquired pursuant to the Amended Penny Agreement consist of the real and personal property interests of Penny Petroleum in certain oil and gas properties located in McIntosh, Pittsburg and Haskell counties in Oklahoma, including approximately 66.66% of the outstanding capital stock of MV (collectively, the Penny Assets).
The total purchase price paid for the Penny Assets was $7,400,000, consisting of cash, a promissory note and equity interests in Rio Vista. The cash portion of the purchase price was $6,400,000, together with a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (the Moores Note) payable to Gary Moores on May 19, 2008. Beginning February 19, 2008, Gary Moores has the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista at a conversion price equal to 90% of the 10-day average closing price of such common units as reported by the NASDAQ Stock Market at the time of conversion. The conversion option may be exercised on only one occasion and expires on May 19, 2008. The equity portion of the purchase price was paid by delivery of 45,998 common units of Rio Vista (the Penny Units). Rio Vista agreed to file with the SEC a registration statement on Form S-3 covering the Penny Units within 90 days following November 19, 2007. On February 13, 2008, Rio Vista filed a Form S-3 with the SEC. The Form S-3 is expected to be declared effective upon the filing of this Annual Report on Form 10-K.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E – ACQUISITIONS – Continued
OKLAHOMA ASSETS — Continued
GO LLC
On November 19, 2007, Rio Vista GO completed the purchase of membership interests of GO pursuant to the Membership Interest Purchase and Sale Agreement between Rio Vista GO, GO, Outback Production Inc. (Outback) (the owner of all of the outstanding membership interests of GO), and Gary Moores and Bill Wood (each a shareholder of Outback), dated as of October 2, 2007, as amended on November 16, 2007 (the Amended GO Agreement). The total purchase price paid for the membership interests of GO was $4,000,000, consisting of cash and equity interests in Rio Vista. The cash portion of the purchase price was $3,000,000. The equity portion of the purchase price was paid by delivery of 91,996 common units of Rio Vista (the GO Units) to Gary Moores and Bill Wood. Rio Vista has agreed to file with the SEC a registration statement on Form S-3 (the GO Registration Statement) covering the GO Units within 90 days following November 19, 2007. On February 13, 2008, Rio Vista filed a Form S-3 with the SEC. The Form S-3 is expected to be declared effective upon the filing of this Annual Report on Form 10-K.
On the date the GO Registration Statement is declared effective by the SEC (the Registration Date), if the closing price of Rio Vista’s common units as reported by the NASDAQ Stock Market (the Registration Date Price) is less than 80% of $10.87 (the Minimum Price), Rio Vista GO will deliver to Outback either (i) additional common units of Rio Vista (the Additional GO Units) in such number as necessary so that the total value of the GO Units and the Additional GO Units, in each case based on the Registration Date Price, is at least 80% of the value of the Purchase Price Units based on the Minimum Price or (ii) additional cash (the Additional Cash) in such amount as necessary so that the total value of the GO Units, based on the Registration Date Price, together with the Additional Cash, is at least 80% of the value of the GO Units based on the Minimum Price. In lieu of delivery of Additional GO Units or Additional Cash to supplement the GO Units, Rio Vista GO has the alternate option to pay the entire value of the GO Units based on the Minimum Price in cash (the All Cash Payment). Upon delivery of the All Cash Payment to the Seller, all GO Units shall be returned to Rio Vista GO and/or cancelled by Rio Vista.
Summary of Assets Acquired and Pro forma Information
The total purchase price for the acquisition of the Oklahoma assets was approximately $33,007,000 consisting of a cash payment in the amount of $10,070,000, including $3,000,000 from the TCW Credit Facility, which included acquisition fees and other assumed liabilities of $1,890,000, the issuance of $1,500,000 of common units, the issuance of a $500,000 short-term convertible note, and the assumption the TCW Credit Facility with a balance of $21,700,000 including $2,000,000 payment to TCW to obtain the credit facility. In December 2008, the TCW Credit Facility will convert to an eight-year amortizing loan with a fixed interest rate of 10.5%.
The accompanying consolidated financial statements include the operations of Regional and the Oklahoma assets since the dates of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E – ACQUISITIONS – Continued
Summary of Assets Acquired and Pro forma Information - Continued
The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. Such estimates could change as a result of further refinement and the possible purchase price adjustment discussed above. The goodwill assigned to the Regional acquisition is not expected to be deductible for Federal or state income tax purposes.

		Oklahoma
	Regional	Acquisitions
Current assets	$843,000	$—
Oil and gas properties and related equipment	—	26,255,000
Property, plant and equipment, net	6,421,000	6,752,000
Goodwill	5,121,000	—

Total assets acquired	12,385,000	33,007,000

Current liabilities	1,122,000	4,615,000
Long-term liabilities	2,864,000	19,822,000

Total liabilities assumed	3,986,000	24,437,000

Net assets acquired	$8,399,000	$8,570,000

The following unaudited pro forma information assumes that the acquisitions occurred at the beginning of the periods presented:

	Year ended	Year ended
	December 31,	December 31,
	2006	2007

Revenues	13,561,000	14,202,000

Net loss	(2,239,000)	(7,594,000)

Net loss per common unit	(1.15)	(3.77)

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE F – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,	December 31,
	2006	2007
Oklahoma:
Pipelines and equipment	$—	$6,756,000

Regional:
Land	—	237,000
Terminal and improvements	—	3,825,000
Automotive equipment	—	2,438,000

	—	6,500,000

US — Mexico Pipelines and Matamoros Terminal Facility: (a)

U.S. Pipelines and Rights of Way	6,852,000	—
Mexico Pipelines and Rights of Way	1,046,000	—
Matamoros Terminal Facility	5,564,000	—
Land	705,000	—

	14,167,000	—

	14,167,000	13,256,000
Less: accumulated depreciation and amortization	(3,463,000)	(494,000)

	$10,704,000	$12,762,000

(a)	Sold December 27, 2007 (see note D).
Depreciation expense of property, plant and equipment from continuing operations totaled $591,000 and $1,071,000 for each of the two years in the period ended December 31, 2007, respectively.
Property, plant and equipment, net of accumulated depreciation, includes $4,704,000 of costs, located in Mexico at December 31, 2006.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G – DEBT OBLIGATIONS
Short-term debt obligations are as follows:

	December 31,	December 31,
	2006	2007

RZB Note (see note E)	$—	$5,000,000
Moores Note (net of discount of $7,000) (see note E)	—	493,000
Other	—	—

	$—	$5,493,000

Long-term debt obligations are as follows

TCW Credit Facility (net of discount of $11,000)	$—	$23,689,000
Seller’s Note – Regional (net of discount of $78,000)	—	922,000
TransMontaigne Note	1,000,000	—

	1,000,000	24,611,000
Less current portion	1,000,000	3,361,000

	$—	$21,250,000

Maturities of long-term debt are as follows:

2008	$3,361,000
2009	3,109,000
2010	2,687,000
2011	15,454,000
2012	—
Thereafter	—

$24,611,000

TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note D), TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. As a result of the sale of the remaining LPG Assets (see note D), the TransMontaigne Note was paid December 31, 2007.
Sellers’ Note – Regional
In connection with the Regional Acquisition, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. Rio Vista has recorded a discount of $116,000, (10% effective rate) representing the portion of interest associated with the note, which shall be amortized over the term of the note. For the period of July 28, 2007 through December 31, 2007, $37,000 was amortized.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G – DEBT OBLIGATIONS – Continued
TCW Credit Facility
The TCW Credit Facility is a $30,000,000 senior secured credit facility available to Rio Vista Penny with a maturity date of August 29, 2010. The amount of the initial draw under the facility was $21,700,000, consisting of $16,750,000 in assumption of the existing indebtedness in the principal amount of $16,500,000  plus accrued but unpaid interest in the amount of $250,000 owed by GM Oil to TCW, $1,950,000 in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest (ORRI) held by an affiliate of TCW, and $3,000,000 to fund the acquisition of the membership interests of GO by Rio Vista GO. TCW has also approved plan of development (APOD) for the Oklahoma assets totaling approximately $2,000,000 which was funded during December 2007. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. The interest rate is 10.5%, increasing to 12.5% if there is an event of default. Payments under the TCW Credit Facility are interest-only until December 29, 2008. The TCW Credit Facility carries no prepayment penalty. Rio Vista ECO LLC (an indirect, wholly-owned subsidiary of Rio Vista and the direct parent of Rio Vista Penny and Rio Vista GO), Rio Vista GO, GO and MV have each agreed to guarantee payment of the Notes payable to investors under the TCW Credit Facility.
Under the terms of the Note Purchase Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW has the right to demand payment of $2,200,000 of debt (Demand Loan). Beginning May 19, 2008, TCW also has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. Beginning November 19, 2008, TCW has the right to convert the balance of the debt under the TCW Credit Facility into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. Rio Vista has agreed to file with the Securities and Exchange Commission (SEC) a registration statement on Form S-3 covering the common units issued pursuant to the conversion feature within 90 days following the first exercise of the conversion feature.
Rio Vista Penny and Rio Vista GO, which hold the Oklahoma assets, are prohibited from making upstream distributions to Rio Vista until December 2008. Thereafter, upstream distributions to Rio Vista not in excess of 75% of quarterly cash flow are permitted subject to certain conditions. In addition, the TCW Credit Facility agreement requires semi-annual reserve reports by an independent engineer which is used in determining the allowable borrowing base. The initial report is due June 1, 2008.
Beneficial Conversion Features
In connection with the issuance of the Moores Note and TWC Credit Facility, Rio Vista recorded a beneficial conversion feature as interest expense and debt discount for the difference between carrying amount of the debt obligations and the estimated fair value of the common units to be issued upon conversion in the amount of $25,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H – INCOME TAXES
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities for Regional and MV were as follows at:

	December 31, 2007
	Assets	Liabilities

Depreciation	$—	$1,180,000
Asset basis differences	—	1,973,000
Deferred other cost	4,000	85,000
Net operating loss carryforward	87,000	—

	91,000	3,238,000

Less: valuation allowance	91,000	—

	$—	$3,238,000

For the year ended December 31, 2007, Rio Vista incurred U.S. income tax expense of $125,000, deferred U.S. and state income tax benefit of $203,000 state income tax expense of $23,000 and Mexican income tax expense of $34,000. U.S. and State income taxes were entirely associated with the taxable subsidiaries of Rio Vista, Regional and MV.
Rio Vista has established a valuation allowance on its deferred tax assets reducing them to the value management feels is more likely than not to be realized.
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
The tax years that remain open to examination are 2002 – 2007 for foreign jurisdictions, and 2003-2007 for domestic entities.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H – INCOME TAXES – Continued
The tax effects of Mexican income tax temporary differences and carryforwards that give rise to Mexican deferred tax assets and liabilities were as follows at December 31,:

	2006		2007
	Assets	Liabilities	Assets	Liabilities

Accrued expenses	$2,000	$—	$—	$—
Net operating loss carryforward	—	—	—	—

	2,000	—	—	—

Less: valuation allowance	2,000	—	—	—

	$—	$—	$—	$—

Rio Vista’s Mexican subsidiaries incurred income tax expense in Mexico on their taxable income. Mexican income tax expense for the years ended December 31, 2006 and 2007 was approximately $37,000 and $34,000, respectively. No deferred Mexican income tax expense was recorded for the year ended December 31, 2006. The Mexican subsidiaries were sold in December 2007 (see note D).
Management believed that the valuation allowance reflected above was appropriate because of the uncertainty that sufficient taxable income will be generated in future taxable years by Rio Vista’s Mexican subsidiaries to utilize the deferred tax assets.
A reconciliation of the U.S. Federal statutory tax rate to Rio Vista’s effective tax rate is as follows:

	December 31,
	2007

Net loss from continuing operations	$	(4,901,000)
Financial statement income taxed at partner level		4,740,000

Loss from Regional and MV		(161,000)
Income tax benefit at statutory rate (38%)		(61,000)

Reconciling items:
Mexican taxes		34,000
Permanent differences and other		6,000

Benefit for income taxes	$	(21,000)

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H – INCOME TAXES – Continued
Rio Vista is taxed as a Partnership under Code Section 701 of the Internal Revenue Code. All of Rio Vista’s subsidiaries except for Regional and MV are taxed at the partner level, therefore, Rio Vista has no U.S. income tax expense or liability. The Partnership’s significant basis differences between the tax bases and the financial statement bases of its assets and liabilities are the cost basis and depreciation differences of the depreciable assets and deferred interest and compensation costs on unexercised warrants. The net reversal of cost basis and depreciation differences vary considerably from limited partner to limited partner due to allocations under Section 734 and 743 of the Internal Revenue Code. The deferred interest and compensation cost for tax purposes is $975,000. Interest and compensation expense may or may not be recognized for tax purposes depending on the exercise of related warrants prior to their expiration.
NOTE I – PARTNERS’ CAPITAL
Common Units
On June 29, 2007, the Board of Managers of the General Partner Rio Vista approved the grant of a restricted unit bonus of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The restricted unit bonus vests as to 8,334 units on July 1, 2007, an additional 8,333 units on January 1, 2008, and an additional 8,333 units on July 1, 2008, and becomes fully vested upon a change in control event. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect the award of restricted units to him. Total compensation to be recorded under the aforementioned grant of units as they vest totals $280,000 of which $186,000 will be charged to operations in 2008.
On November 19, 2007, in connection with the acquisition of the Oklahoma assets, Rio Vista issued a total of 137,994 common units of Rio Vista to the sellers of GO and Penny Petroleum.
Private Placement of Common Units
On November 29, 2007, Rio Vista and Rio Vista GP LLC (Rio Vista GP), entered into a Unit Purchase Agreement with Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC (collectively, Purchasers) dated effective as of November 29, 2007 (the Unit Purchase Agreement). Pursuant to the terms of the Unit Purchase Agreement, Rio Vista agreed to sell, and the Purchasers agreed to purchase, a total of 355,556 common units of Rio Vista (Common Units) at a price of $11.25 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). The total purchase price of the Common Units is $4,000,000. Rio Vista agreed to pay expenses of counsel to the Purchasers in an amount not to exceed $100,000. Rio Vista used the net proceeds from the sale of the Common Units for general working capital purposes, including repayment of indebtedness. Rio Vista agreed not to offer or sell any of its equity securities (including equity securities of subsidiaries) for a period of 12 months following the closing date without first offering such securities to the Purchasers, which shall have the right to purchase up to 30% of such securities. The Unit Purchase Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including approval for listing of the Common Units on the Nasdaq Global Market.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I – PARTNERS’ CAPITAL – Continued
Private Placement of Common Units – Continued
On December 3, 2007, Rio Vista and Standard General entered into a Registration Rights Agreement (Registration Rights Agreement) pursuant to which Rio Vista agreed to provide to the Purchasers registration rights with respect to the Common Units. Pursuant to the Registration Rights Agreement, Rio Vista agreed to file, within 90 days after the closing date for the sale of the Common Units, a shelf registration statement under the Securities Act to permit the public resale of the Common Units from time to time, including resale on a delayed or continuous basis as permitted by Rule 415 under the Securities Act. Rio Vista agreed to use its best efforts to cause the registration statement to become effective on or before the date of filing of Rio Vista’s Annual Report on Form 10-K for the year ending December 31, 2007 but no later than April 14, 2008. On February 13, 2008, Rio Vista filed a Form S-3 with the SEC. The form S-3 is expected to be declared effective upon the filing of this Annual Report on Form 10-K. Rio Vista must pay liquidated damages to Standard General if the registration statement is not declared effective by such date as to all of the Common Units. In general, the amount of such damages equals 1% of the purchase price of the unregistered Common Units for each period of 30 days for which such units remain unregistered. If payment of such damages in cash would result in a default under any credit agreement of Rio Vista, in lieu of a cash payment Rio Vista may issue additional common units at a discount of 5% to the closing price for such units as reported by the Nasdaq Global Market. Holders of at least $250,000 of the Common Units also have piggyback registration rights to include their Common Units in an underwritten offering by Rio Vista, subject to cutback as requested by the managing underwriter of such offering. No holder of Common Units is entitled to any demand rights that would require Rio Vista to effect an underwritten offering solely on behalf of such holder. Rio Vista is responsible for paying expenses of registration of the Common Units, excluding underwriting fees, discounts and selling commissions. Subject to certain exceptions, Rio Vista may not grant registration rights superior to those of the holders of the Common Units without the consent of such holders.
On March 7, 2008, the Board of Managers of the General Partner Rio Vista approved the grant of a unit bonus of 8,812 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The amount of units granted was based on the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 7, 2008.
On March 7, 2008, a total of 61,875 options to acquire common units of Rio Vista were exercised by holders of such warrants. Total proceeds received from the exercises were $774,000. In addition, on March 7, 2008, 15,625 options to acquire common units of Rio Vista were exercised by a holder through the offset of a severance obligation in connection with that employees termination.
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
NOTE I – PARTNERS’ CAPITAL – Continued
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
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provided Penn Octane with the option to purchase the 25% interest in the General Partner held by Shore Trading. Penn Octane exercised its option on July 19, 2007 and acquired the 25% interest for a total cost of $1,400,000.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I – PARTNERS’ CAPITAL – Continued
Distributions of Available Cash – Continued
Rio Vista made the following distributions during the years ended December 31, 2006 and 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner
Sep 2006	10/26/06	$0.25	$478,000	$10,000
Dec 2006	01/18/07	$0.25	$478,000	$10,000
Mar 2007	05/04/07	$0.25	$478,000	$10,000
Jun 2007	07/31/07	$0.25	$484,000	$10,000
Sep 2007	11/14/07	$0.25	$484,000	$10,000
June 30, 2005 – June 30, 2006 Arrearages	12/10/07	$1.25	$2,420,000	$49,000
The amount of the distributions paid represents the minimum quarterly distribution required to be made by Rio Vista pursuant to the partnership agreement. As of December 31, 2007, Rio Vista has made all the required minimum distributions to its common unitholders. A distribution of $607,000 and $13,000 for the quarter ended December 31, 2007 was made on February 14, 2008 to the common units and General Partner, respectively.
NOTE J – UNIT WARRANTS
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J – UNIT WARRANTS – Continued
Equity Incentive Plan – Continued
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under the 2005 Plan. Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully vested and exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of option as they vest totals approximately $51,000.
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
On June 15, 2007, in connection with the Board Consulting Agreement with Mr. Richard R. Canney (see note K), Rio Vista granted Mr. Canney an option to purchase 26,963 common units of Rio Vista. The exercise price for the option is $11.14 per unit, which was the average of the high and low sale prices as reported by the NASDAQ Stock Market on June 15, 2007. The Board Consulting Agreement was terminated by Mr. Canney effective September 30, 2007 resulting in the termination of the options.
On June 29, 2007, the board of managers of the General Partner Rio Vista approved the grant of an option to purchase 75,000 common units of Rio Vista under the 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $11.21 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on June 29, 2007. The unit option vests in equal monthly installments over a period of 36 months beginning January 1, 2007, becomes fully vested and exercisable upon a change in control event, and expires five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals $294,000.
In connection with the employment agreement with an executive of Regional, Rio Vista granted options to purchase a total of 25,000 common units under the 2005 Plan to the executive. The exercise price for the options is $16.66 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on July 27, 2007. The options vest over a two year period.
On August 23, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 8,125 common units under the 2005 Plan to outside managers of the General Partner. The exercise price for the options is $15.15 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on August 23, 2007. Options granted to outside managers are fully vested on the date of grant and expire five years form the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $58,000.
The amount of total compensation not yet recognized as of December 31, 2007 was $ 416,000. Such amounts will be recognized over the remaining life of the grants.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J – UNIT WARRANTS – Continued
Equity Incentive Plan – Continued
On January 23, 2008, the board of managers of the General Partner approved the grant of options to purchase a total of 16,250 common units under the 2005 Plan to certain outside members of the board of managers of the General Partner. The exercise price for the options is $14.42 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on January 23, 2008. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuances do not involve any public offering of securities.
For warrants granted to non-employees of the General Partner, Rio Vista applies the provisions of SFAS 123R to determine the fair value of the warrants issued. No warrants were granted to non-employees of the General Partner for each of the three years in the period ended December 31, 2007.
A summary of the status of Rio Vista’s warrants for each of the two years in the period ended December 31, 2007 and changes during the years ending on these dates are presented below:

	2006		2007
		Weighted		Weighted
		Average		Average
Warrants	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	383,290	$9.50	209,719	$10.64

Granted	—	—	149,375	11.42

Exercised	—	—	—	—
Expired	(173,571)	8.13	(10,000)	13.23

Outstanding at end of year	209,719	10.64	349,094	10.90

Warrants exercisable at end of year	209,719		254,663
The intrinsic value of warrants exercised during the year ended December 31, 2007 was $ 0.
The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during each of the two years in the period ended December 31, 2007, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

	2006		2007
	For warrants granted		For warrants granted
	Weighted	Weighted	Weighted	Weighted
Exercise pricecompared to	Average	Average	Average	Average
market price on grant date	Fair Value	Exercise Price	Fair Value	Exercise Price

Equals market price	$—	$—	$4.30	$11.42
Exceeds market price	—	—	—	—
Less than market price	—	—	—	—
The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 2007, dividend yield of 12.5%, 13.0%, 9.3%, 6.1% and 6.5%; expected volatility of 81.9%, 82.2%, 80.8%, 84.1% and 84.4%; risk-free interest rate of 4.25%, 4.64%, 4.72%, 4.72% and 4.94%; and expected life of 5 years.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J – UNIT WARRANTS – Continued
Equity Incentive Plan – Continued
The following table summarizes information about the warrants outstanding at December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2007	Life	Price	2006	Price

$5.00 to $11.21	173,000	4.66 years	$8.45	98,361	$7.04

$12.51 to $16.66	176,094	3.94	13.30	156,302	12.87

	349,094	4.29	$10.90	254,663	$10.62

The aggregate intrinsic value of options outstanding at December 31, 2007 and options exercisable at December 31, 2007 were $1,625,000 and $506,000, respectively.
A summary of the status of nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted
		Average Grant-
Nonvested shares	Shares	Date Fair Value

Nonvested at January 1, 2007	—	—
Granted	149,375	11.42
Vested	(54,944)	3.78
Forfeited	—	—

Nonvested at December 31, 2007	94,431	11.64

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K – COMMITMENTS AND CONTINGENCIES – Continued
Legal Proceedings – Continued
Even though the accident took place in Mexico, these lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC, et al and was filed in the 404th Judicial District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. In January 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division. In July 2007, the case was remanded to the state court in Cameron County, Texas. In August 2007, plaintiffs filed an amended petition alleging that defendants delivered the LPG to an unqualified driver and that defendants failed to properly odorize the LPG before delivery. Discovery is being conducted and it is anticipated that a trial on a limited number of the Plaintiffs will take place during September 2008 or October 2008.
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
On November 3, 2004, there was an accident between a Regional truck driver and another motorist who allegedly sustained injuries as a result of the accident. The other motorist filed suit against Regional. The case was filed on February 26, 2007 as Nolte v. Regional Enterprises, Inc. in the United States District Court for the District of Maryland (Case No. 07 CV 0478 PJM). This case was settled within the limits of insurance coverage on or about January 28, 2008 and the case was dismissed accordingly on or about January 30, 2008.
On December 13, 2007, Lexington Insurance Company filed a declaratory action complaint against Penn Octane Corporation, Rio Vista Energy Partners, LP and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the US Federal Court to rule that the plaintiff has no obligation to defend Penn Octane and the Rio Vista related entities in the Camacho and Gonzalez litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. A trial date is currently set for September 2008. According to local counsel, Gonzalez was referenced in the original complaint only because the plaintiff’s lawyers were unaware that Gonzalez had been settled prior to filing. It is unclear, however, to the extent Lexington is successful in its action, whether the plaintiff will request repayment of all settlement and litigation expenses paid by the insurance carrier in Gonzalez.  Furthermore, if there is a determination that there is no insurance coverage resulting in Penn Octane and Rio Vista having to fund all defense costs as well as any material settlement or judgment amount in the Camacho suit, this could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K – COMMITMENTS AND CONTINGENCIES – Continued
Legal Proceedings – Continued
On November 20, 2007 Rio Vista Energy Partners, LP, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. in the District Court in McIntosh County, Oklahoma.  This action was filed in response to Energy Spectrum’s assertion that Rio Vista Energy Partners, LP, Rio Vista Penny, LLC, as well as GM Oil Properties, Inc. owed  Energy Spectrum a commission allegedly due and owing based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM Oil Properties, Inc. The foundation for the Energy Spectrum claim is a January 22, 2007 written agreement signed by Energy Spectrum and GM Properties, Inc.  Neither Rio Vista Energy Partners, LP nor Rio Vista Penny were parties to this agreement, nor were they named in the Energy Spectrum’s counter claim. Based in part on the fact that the GM Oil Properties acquisition was an asset purchase, rather than a stock sale, management believes that the Rio Vista entities should have no liability for any obligation that GM Oil Properties, Inc. may have to Energy Spectrum. Discovery is currently pending.
Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims. Rio Vista believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
Credit Facility, Letters of Credit and Other
Rio Vista’s LPG purchases before the Restated LPG Asset Sale were financed entirely by Penn Octane. Penn Octane previously financed its purchases of LPG and continues to finance its purchases of Fuel Products through its credit facility with RZB.
As of December 31, 2007, Penn Octane has a $10,000,000 credit facility available with RZB for demand loans and standby letters of credit (RZB Credit Facility). The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the Spin-Off, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Rio Vista’s guarantee and asset pledge continue under the existing RZB Credit Facility. In addition, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.
Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.25% at December 31, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
On July 26, 2007, as a condition of the Loan Agreement (see note E), Penn Octane entered into a First Amendment to Line Letter (First Amendment) with RZB. The First Amendment amends the Amended and Restated Line Letter dated as of September 14, 2004 between Penn Octane and RZB. The First Amendment reduces the amount of the RZB Credit Facility from $15,000,000 to $10,000,000. Subject to RZB’s discretion, the amount of the RZB Credit Facility will be increased dollar for dollar by Rio Vista’s principal repayments under the Loan Agreement.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K – COMMITMENTS AND CONTINGENCIES – Continued
Credit Facility, Letters of Credit and Other – Continued
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.
LPG financing expense allocated to Rio Vista from Penn Octane associated with the RZB Credit Facility totaled $239,000 and $0.00 for each of the two years in the period ended December 31, 2007, respectively and is included in the consolidated statement of operations in discontinued operations.
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
The dollar amounts of Penn Octane’s obligations which Rio Vista guarantees and/or for which Rio Vista’s assets are pledged total $8,277,000 at December 31, 2007 based on Penn Octane’s most recently filed Annual Report on Form 10-K and the amounts were as follows:

Fuel Products trade accounts payable	$4,526,000
Lines of credit	$—
Letters of credit in excess of Fuel Products trade accounts payable	$3,751,000
Consolidated current assets of Penn Octane, which includes assets of Rio Vista, pledged in favor of Penn Octane’s credit facility totals $48,504,000 at December 31, 2007 and the amounts were as follows:

Accounts receivable	$4,261,000
Restricted cash	$2,500,000
Inventory	$2,563,000
Oil and gas properties and related equipment, net	$26,197,000
Property, plant and equipment, net	$12,983,000
Rio Vista’s assets that are included in the above amounts are as follows:

Accounts receivable	$1,446,000
Oil and gas properties and related equipment, net	$26,197,000
Property, plant and equipment, net	$12,762,000
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K – COMMITMENTS AND CONTINGENCIES – Continued
Leases – Continued
Norfolk Southern Leases – Continued
On August 21, 2003, Regional (as lessee) entered into a siding lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 750 feet of railroad sidings on land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia. The sidings may be used for handling various chemical products. The siding lease began on August 21, 2003 and continues until terminated by either party with 30 days’ written notice. Rent is $4,875 per year, payable in advance.
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
Other
Regional has several leases for parking and other facilities which are short term in nature and can be terminated by the lessors or Regional upon giving sixty days notice of cancellation. Rent expense for all operation leases was $51,000 and $83,000 for the years ended December 31, 2006 and 2007, respectively.
Agreements
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
NOTE K – COMMITMENTS AND CONTINGENCIES – Continued
Agreements – Continued
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
Gas Service and Sales Agreements
GO entered into an agreement with Clearwater Enterprises, LLC (Clearwater) to provide monthly services in relationship to the Brooken system pipeline. In accordance with terms of the agreement, Clearwater would 1) receive pipeline nominations from the various shippers on the Brooken system. 2) allocate volumes to the wellhead based upon the volumes delivered to the Brooken interconnect 3) prepare gathering and compression fee invoices on behalf of the Company 4) prepare pipeline imbalance and cashout statements. The monthly gathering management fee for these services is $3,000. The agreement is month to month unless and until terminated by either party upon 30 days notice.
Substantially all of the gas sales are made to Clearwater. These gas sales are governed by an agreement that expires in 2009 and continues yearly thereafter, until canceled by either party within thirty day notice.
Gas Compression Agreements
GO entered into a one year lease agreement with Hanover Compression Limited Partnership for the use of a compressor. The lease is dated October 11, 2006 and is guaranteed for a minimum of twelve months and continues monthly until cancelled by either party with 30 day notice. Minimum base lease payments of $10,500 plus taxes and are due monthly. The base amount is subject to semi-annual adjustments.
MV entered into a Gas Compression Master Service Agreement with USA Compression Partners, LP on November 1, 2007. This agreement replaces an earlier agreement for gas compression services. The agreement provides for monthly payments of approximately $17,000 per month through August 31, 2009.
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
NOTE K – COMMITMENTS AND CONTINGENCIES – Continued
Consulting Agreements – Continued
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
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K – COMMITMENTS AND CONTINGENCIES – Continued
CEOcast
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast will receive cash fees of $7,500 per month and Rio Vista shall also issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common units on March 31, 2008 based on a calculation of units contained in the consulting agreement. The delivery of any Common Units provided for herein shall be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. This Agreement shall be effective for a one-year period and can be terminated by either party by providing written notice to the other party on or before May 30, 2008, otherwise the Agreement will automatically renew for additional one year periods (Additional Period) under the same terms and conditions except that either party may terminate the Agreement at any time during any Additional Period by providing 60 days written notice to the other party. As of December 31, 2007, Rio Vista is obligated to provide CEO cast a total of 4,610 common units. Based on the closing price of Rio Vista common units on December 31, 2007, the Company recorded additional expense of $78,275 associated with the agreement.
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
Partnership Tax Treatment and Mexican Subsidiaries, Regional and MV Income Taxes
Rio Vista, excluding Regional and MV, is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. Federal income tax liability. Regional and MV are corporations and as such are subject to U.S. Federal and State corporate income tax. Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista’s Mexican subsidiaries is included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted basis in Rio Vista.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K – COMMITMENTS AND CONTINGENCIES – Continued
Partnership Tax Treatment and Mexican Subsidiaries, Regional and MV Income Taxes – Continued
Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income” (Qualifying Income Exception). For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE L – OIL AND GAS HEDGING ACTIVITIES
Rio Vista sells oil and gas in the normal course of its business and utilizes hedging contracts in the form of guaranteed fixed prices to minimize the variability in forecasted cash flows due to price movements in oil and gas.
At December 31, 2007, Rio Vista has one contract for the period November 2007 – March 2008 for 0.8 MMcf/d @ $6.70/Mcf. Subsequent to December 31, 2007, Rio Vista entered into the following contracts:

Date	Terms
- April 2008 — October 2008:	1.0 MMcf/d @ $6.35/Mcf (MV Pipeline production)
- April 2008 — October 2008:	0.5 MMcf/d @ $7.97/Mcf (Brooken Pipeline production)
- November 2008 — March 2009:	1.0 MMcf/d @ $8.61/Mcf (MV Pipeline production)
- November 2008 — March 2009:	0.5 MMcf/d @ $8.61/Mcf (Brooken Pipeline production)
The hedges currently in place cover substantially all of Rio Vista’s current production.
NOTE M – RELATED PARTY TRANSACTIONS
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
Under the terms of the Omnibus Agreement, Penn Octane charged Rio Vista $70,051,000 and $686,000 for the two years in the period ended December 31, 2007, respectively.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N – 401K
Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee compensation. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional made no discretionary contributions from the acquisition of Regional to December 31, 2007.
NOTE O – REALIZATION OF ASSETS
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista has a loss from continuing operations for each of the two years ended December 31, 2007 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma assets are held as collateral against the TCW Credit Facility. The current portion of the TCW Credit Facility, the Moores Note, the RZB Note, and the Seller Note — Regional are all short-term in nature and amounts due in the current year are approximately $9,100,000.
The Oklahoma assets and/or the Regional operations currently do not generate sufficient cash flow to pay general and administrative and other operating expenses of Rio Vista (parent) and all debt service requirements. The TCW Credit Facility prohibits distributions by Rio Vista’s Oklahoma subsidiaries until December 2008 and subsequent thereto, those distributions are limited to 75% of defined available cash flow. In addition, Rio Vista requires additional funding in order to increase production levels for its Oklahoma assets.
Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on the TCW Credit Facility, and the RZB Note and RZB Credit Facility, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2007 contains an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of Rio Vista to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.
To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations and raise additional debt and/or equity financing.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE P – SUPPLEMENTARY OIL AND GAS DATA (Unaudited)
(A) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in oil and gas property acquisition and development are presented below:

Year Ended
December
31, 2007
(in thousands)

Property acquisition costs:
Proved	$26,255
Unproved	—
Development costs	—

Total costs incurred	$26,255

Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells and to provide facilities to extract, treat and gather oil and gas.
Rio Vista capitalizes costs related to drilling and development of oil and gas properties for specific activities related to drilling its wells, which included site preparation, drilling labor, meter installation, pipeline connection and site reclamation. There were no drilling and development costs during the year ended December 31, 2007.
(B) Oil and Gas Capitalized Costs
Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depreciation, depletion and amortization are presented below:

December
31, 2007
(in thousands)

Proved properties:
Leasehold, equipment and drilling	$26,255

Less accumulated depreciation, depletion and amortization	(58)

Net capitalized costs	$26,197

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE P – SUPPLEMENTARY OIL AND GAS DATA (Unaudited) – Continued
(C) Results of Oil and Gas Producing Activities
The results of operations for oil and gas producing activities (excluding corporate overhead and interest costs) are presented below:

Year
Ended December
31, 2007
(in thousands)

Revenues:
Oil and gas sales	$396
Gain (loss) on oil and gas derivatives	—

Net oil and gas sales	396

Expenses:
Production costs	212
Depreciation, depletion and amortization	58

Total expenses	270

Results of operations for oil and gas producing activities (excluding corporate overhead and interest costs)	$126

Production costs include those costs incurred to operate and maintain productive wells and related equipment, including such costs as labor, repairs, maintenance, materials, supplies, fuel consumed, insurance and other production taxes. In addition, production costs include administrative expenses applicable to support equipment associated with these activities.
(D) Net Proved Oil and Gas Reserves
The proved reserves of oil and gas of Rio Vista have been estimated by an independent petroleum engineering firm, Lee Keeling and Associates, Inc., at December 31, 2007. These reserve estimates have been prepared in compliance with the SEC rules based on year-end prices. An analysis of the change in estimated quantities of oil and gas reserves, all of which are located within the United States, is shown below:

	Year Ended December 31, 2007
	Gas (Bcf)	Oil (MMbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	—	—	—
Purchase of Oklahoma assets	35.668	—	35.668
Production	(.080)	—	(.080)

End of year	35.588	—	35.588

Proved developed reserves:
Beginning of year	—	—	—

End of year	12.766	—	12.766

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE P – SUPPLEMENTARY OIL AND GAS DATA (Unaudited) – Continued
(E) Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves — Continued
Summarized in the following table is information for Rio Vista with respect to the standardized measure of discounted future net cash flows relating to proved reserves. Future cash inflows are computed by applying year-end prices relating to Rio Vista’s proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. There are no future income tax expenses because Rio Vista is a nontaxable entity.
The following represents changes in the Standard measure of discounted future net cash flow estimated.

Future cash inflows	$179,015
Future production costs	(63,693)
Future development costs	(10,891)

Future cash flows before income taxes	$104,431

Future net cash flows before income, taxes, discounted at 10%	$41,272

Year ended
December 31, 2007
(in thousands)

Beginning balance	$—
Oil and gas sales, net of production costs	(183)
Purchase of reserves in place, net of future development costs	41,455
Accretion of discount	—

Ending balance	$41,272

It is necessary to emphasize that the data presented should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves since the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates of demand and governmental control. Actual future prices and costs are likely to be substantially different from the current prices and costs utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitations inherent therein.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE Q – SEGMENT INFORMATION
Rio Vista has the following reportable segments: Transportation and Terminalling and Oil and Gas. The Transportation and Terminalling segment transports bulk liquids, including chemical and petroleum products, by truck and provides terminalling and storage services, the Oil and Gas segment produces, transports and sells oil and gas.
The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the years ended December 31, 2007. The LPG Transportation segment commenced August 22, 2006 and the oil and gas segment commenced November 19, 2007.

	Transportation and
Year ended December 31, 2007:	Terminalling	Oil and Gas	Totals

Revenues from external customers	5,378,000	865,000	6,243,000
Interest expense	712,000	275,000	987,000
Interest income	15,000	—	15,000
Depreciation and amortization	1,033,000	96,000	1,129,000
Segment gross profit (loss)	1,009,000	137,000	1,146,000
Segment assets	13,881,000	35,368,000	49,249,000
Segment liabilities	6,391,000	21,604,000	27,557,000
Expenditure for segment assets	125,000	—	125,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments		$6,243,000
Elimination of intersegment revenues		(337,000)

Total consolidated revenues		$5,906,000

Profit (loss)
Total gross profit (loss) for reportable segments		1,146,000
Selling, general and administrative expense		(5,091,000)
Interest and Fuel Products financing expense		(994,000)
Interest income		17,000
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(4,922,000)

Assets
Total assets for reportable segments		49,249,000
Other assets		206,000
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$49,455,000

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (Exchange Act), such as this Form 10-K, is reported in accordance with the rules of the SEC. Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer/chief financial officer and the Company’s controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).
The Company’s has only two members of management involved in the financial reporting process: the chief executive officer/chief financial officer and the controller. As a result, segregation of duties is difficult and therefore, the internal control environment is limited. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of December 31, 2007. As noted below, we believe we are taking the necessary steps to address the matters related to the material weakness. However, before concluding that the material weakness has been remediated, management believes that the new internal controls should be implemented and operational for a sufficient period of time to demonstrate that the controls are operating effectively. We believe our consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.
Steps taken:
1. We are recruiting experienced accounting professionals with an emphasis on accounting and financial reporting.
2. We are utilizing outside consultants with extensive oil and gas financial reporting experience.
3. We are providing extensive training on our accounting software system to both new and established accounting personnel.

Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment and those criteria, management concluded that the Rio Vista’s disclosure controls and procedures over financial reporting were not effective as of December 31, 2007.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
None.

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

			Manager
Name of Manager	Age	Position with the General Partner	Since

Douglas G. Manner	52	Manager and Chairman of the Board	2004

Richard R. Canney	53	Manager	2004

Murray J. Feiwell	70	Manager	2004

Bruce I. Raben	54	Manager	2008

Nicholas J. Singer	28	Manager	2008
All managers hold office until their successors are duly elected and qualified or until their earlier resignation or removal.
Douglas G. Manner was elected as a member of the board of managers of the General Partner in August 2004. Mr. Manner is currently Senior Vice President and Chief Operating Officer of Kosmos Energy, LLC, a private oil and gas exploration company. Mr. Manner joined Kosmos Energy in January 2004. Prior to Kosmos Energy, Mr. Manner served as President and Chief Operating Officer of White Stone Energy since August 2002. For the two years prior to joining White Stone Energy, Mr. Manner was Chairman and Chief Executive Officer of Mission Resources and Chairman of the Board of one of Mission’s predecessor companies, Bellwether Exploration. Prior to joining Bellwether, Mr. Manner was employed by Ryder Scott Petroleum Engineers for fifteen years and by Gulf Canada Resources Limited. Mr. Manner is a member of the board of directors of Blizzard Energy, Inc., an oil and gas company based in Alberta, Canada; Resolute Energy Inc., an oil and gas company based in Alberta, Canada; Westside Energy Corporation, an oil and gas company based in Texas; and Cordero Energy Inc., an oil and gas company based in Alberta, Canada. Mr. Manner holds a B.S. degree in mechanical engineering from Rice University. In January 2008, Mr. Manner was also elected to the board of directors of Penn Octane Corporation, an affiliate of Rio Vista.

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
Murray J. Feiwell was elected as a member of the board of managers of the General Partner in August 2004. From 1986 until January 1, 2007, Mr. Feiwell served as President and Chief Executive Officer of Feiwell & Hannoy, P.C., a law firm located in Indianapolis, Indiana, that specializes in general civil practice, bankruptcy and creditors’ rights, real estate and foreclosure, general business and commercial law. From 1997 until January 1, 2007, Mr. Feiwell also served as President and Chief Executive Officer of Statewide Title Company, a title company located in Indianapolis, Indiana. Mr. Feiwell earned a J.D. from the University of Michigan in 1963. Mr. Feiwell retired from the practice of law on January 1, 2007 and no longer owns an interest in the law firm or the title company.
Bruce I. Raben was elected as a member of the board of managers of the General Partner in January 2008. Mr. Raben is a founding Partner of Hudson Capital Advisors, LLC, a provider of investment banking advisory, placement and capital raising services formed in 2004. From 1979 until 1990, Mr. Raben worked at Drexel Burnham Lambert, an investment banking firm. From 1990 through 1995, he was an executive vice president with Jeffries & Company, an investment banking firm. From 1995 until 2002, Mr. Raben served as a managing director of CIBC World Markets, an investment banking firm. He continued to serve as a consultant to CIBC in 2003. Mr. Raben has previously served on the boards of numerous public and private companies. Mr. Raben currently serves as a member of the Board of Directors of Penn Octane.
Nicholas J. Singer was elected as a member of the board of managers of the General Partner in January 2008. Mr. Singer is a Co-Managing Member of Standard General Management LLC, an investment management firm based in New York City. Before joining Standard General Management LLC in 2007, Mr. Singer was a Founding Partner at Cyrus Capital Partners during 2005 and 2006. Prior to joining Cyrus Capital Partners, he was a senior research analyst and principal at Och-Ziff Capital Management from 2002 until 2005. He currently serves as a member of the Board of Directors of Aquila, Inc. Concurrent with his election to the board of managers of Rio Vista, Mr. Singer was also elected to the board of directors of Penn Octane.
Information Regarding The Board Of Managers
The business of Rio Vista is managed under the direction of the board of managers of Rio Vista GP LLC. The board conducts its business through meetings of the board and its committees. During 2007, the board held four meetings, and the audit committee held four meetings. No member of the board attended less than 75% of the meetings of the board and committees of which he was a member.
The board of managers currently consists of five members, none of whom are members of the management of either Rio Vista GP LLC or Penn Octane. The board has determined that all of its managers, Messrs. Manner, Canney, Feiwell, Raben and Singer, meet the independence requirements under the rules of the NASDAQ Stock Market. As a result, although not required by NASDAQ rules applicable to limited partnerships, the majority of the board of managers is comprised of independent managers.
Communication with the Board of Managers
Unitholders and other interested parties may communicate with the board of managers or the Chairman of the Board of our General Partner by sending written communication in an envelope addressed to “Board of Managers” or “Chairman of the Board of Managers” in care of Company Secretary, Rio Vista Energy Partners L.P., 1313 E. Alton Gloor Blvd., Suite J, Brownsville, TX 78526.
Audit Committee
Our General Partner’s audit committee (Audit Committee) consists of Mr. Canney (Chairman), Mr. Feiwell, and Mr. Manner. Mr. Canney and Mr. Manner are considered “audit committee financial experts” as defined in applicable rules of the Securities and Exchange Commission. The board has determined that all three members of the audit committee meet the audit committee independence requirements under the rules of the NASDAQ Stock Market. The board of managers has adopted a written charter for the audit committee, which is available on Rio Vista’s website of http://www.riovistaenergy.com.

The audit committee reviews and reports to the board on various auditing and accounting matters, including the quality, objectivity and performance of Rio Vista’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The audit committee met four times in 2007.
Compensation Committee
Rio Vista GP LLC has a compensation committee composed of managers whom the board has determined to be independent consisting of Messrs. Canney, Feiwell and Manner.
Conflicts Committee
Rio Vista’s partnership agreement provides for a conflicts committee composed of the managers whom the board of mangers of the General Partner has determined to be independent. The conflicts committee reviews and makes recommendations relating to potential conflicts of interest between Rio Vista and its subsidiaries, on the one hand, and the General Partner and its affiliates (including Penn Octane), on the other hand. The members of the conflicts committee are Messrs. Feiwell, Canney, and Manner.
Executive Officers of the General Partner
The names of the General Partner’s executive officer and certain information about him are set forth below:

			Officer
Name of Executive Officer	Age	Position with General Partner	Since

Ian T. Bothwell	48	Acting Chief Executive Officer, Acting President, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	2003
Ian T. Bothwell was elected Treasurer of the General Partner in 2003. In 2004, Mr. Bothwell was elected to serve as Chief Financial Officer, Vice President and Assistant Secretary of the General Partner. He was elected Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary of Penn Octane in October 1996. In November 2006, he was appointed Acting Chief Executive Officer and Acting President of the General Partner and of Penn Octane. He also served as a director of Penn Octane from March 1997 until July 2004. Since July 1993, Mr. Bothwell has been a principal of Bothwell & Asociados, S.A. de C.V., a Mexican management consulting and financial advisory company that was founded by Mr. Bothwell in 1993 and specializes in financing infrastructure projects in Mexico. Mr. Bothwell also serves as Chief Executive Officer of B & A Eco-Holdings, Inc., a company originally formed to purchase certain of Penn Octane’s compressed natural gas assets.
Code of Business Conduct
In 2004, Rio Vista adopted a code of conduct that applies to Rio Vista GP LLC’s executive officers, including its principal executive officer, principal financial officer and principal accounting officer. This Code charges the executive officers of Rio Vista GP LLC with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in the documents and reports Rio Vista files with the SEC and compliance with applicable laws, rules and regulations. In April 2007, the board of managers of the General Partner approved a revised code of conduct that incorporates a formal policy for the approval of transactions with related persons.
Compliance under Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Exchange Act requires the General Partner’s managers and executive officers, and persons who own more than 10% of a registered class of Rio Vista’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish Rio Vista with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, Rio Vista believes that all managers and officers of the General Partner and 10% unitholders of Rio Vista complied with such filing requirements except as follows: Jerome B. Richter filed a Form 5 in February 2008 for the fiscal year ended December 2007, which reflected the unreported purchase of 765 common units in November 2007. Richard Canney filed a Form 4A during January 2008 which corrected previously filed Form 4’s which incorrectly reflected options to purchase 26,963 common units.

Item 11. Executive Compensation.
Rio Vista does not have any directors, managers or officers. The board of managers and officers of the General Partner perform all management functions for Rio Vista. Officers of the General Partner are appointed by its board of managers. The officers of the General Partner currently hold the same positions as the officers of Penn Octane. All officers of the General Partner are paid directly by Penn Octane. Pursuant to the Omnibus Agreement, Penn Octane is entitled to receive reimbursement for all direct and indirect expenses it or the General Partner incurs on Rio Vista’s behalf, including general and administrative expenses. The direct expenses include the salaries and benefit costs related to employees of Penn Octane who provide services to Rio Vista. The General Partner has sole discretion in determining the amount of these expenses.
Compensation from Penn Octane
The table below sets forth a summary of compensation paid for the last two years to those employees of Penn Octane who served as the General Partner’s Chief Executive Officer, Chief Financial Officer and its other two most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2007. The General Partner’s executive officers are paid by Penn Octane. The services rendered by the executive officers to the General Partner are provided pursuant to the terms of the Omnibus Agreement for which Rio Vista pays Penn Octane for its allocable portion of general and administrative expenses incurred by Penn Octane, including expenses for services rendered by Penn Octane employees, for the benefit of Rio Vista.
Penn Octane’s compensation to executive management was administered by the compensation committee of the board of directors of Penn Octane. As of December 31, 2007, the compensation committee of Penn Octane was comprised of two directors both of whom are outside directors, who report to the board of directors on all compensation matters concerning Penn Octane’s executive officers, including Penn Octane’s Chief Executive Officer, Chief Financial Officer and Penn Octane’s other executive officers (collectively, with the Chief Executive Officer and Chief Financial Officer, the Named Executive Officers). In determining annual compensation, including bonus, and other incentive compensation to be paid to the Named Executive Officers, the compensation committee considers several factors, including overall performance of the Named Executive Officers (measured in terms of financial performance of Penn Octane, opportunities provided to Penn Octane, responsibilities, quality of work and/or tenure with Penn Octane), and considers other factors, including retention and motivation of the Named Executive Officers and the overall financial condition of Penn Octane. The Named Executive Officers receive compensation in the form of cash and Penn Octane equity.
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

Summary Compensation Table
The following table sets forth annual and all other compensation to Mr. Bothwell, our General Partner’s only executive officer in 2007, for services rendered in all capacities to both Penn Octane and Rio Vista and its subsidiaries during each of the periods indicated. This information includes the dollar values of base salaries, bonus awards, the number of warrants granted and certain other compensation, if any, whether paid or deferred. Rio Vista does not grant stock appreciation rights or other long-term compensation plans for employees.

									Changes in
									Pension Value
									and
									Nonqualified
								Non-Equity	Deferred
				Stock		Option		Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards		Awards		Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)		($)	($)	($)		($)

Ian T. Bothwell	2007	219,000	58,000	93,000	(4)	309,000	(2)	—	—	88,000	(3)	767,000
Acting Chief Executive	2006	180,000	70,000	—		—		—	—	—		250,000
Officer, Acting President, Chief Financial Officer, Vice-President, Treasurer and Assistant Secretary(1)

(1)	Mr. Bothwell was appointed Acting President and Acting Chief Executive Officer of Penn Octane and the General Partner in November 2006.

(2)	Represents warrants to purchase 180,000 of common stock of Penn Octane valued using the Black-Scholes option pricing model.

(3)	Represents warrants to purchase 100,000 common units of Rio Vista valued using the Black-Scholes option pricing model.

(4)	Represents 8,334 common units granted.
Neither Penn Octane nor the General Partner has an employment agreement with Mr. Bothwell.
Outstanding Equity Awards at December 31, 2007
Option Awards

			Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option
	Options	Options	Unexercised	Exercise	Option
	Exercisable	Unexercisable	Unearned Options	Price	Expiration
Name	(#)	(#)	(#)	($)	Date

Ian T. Bothwell	15,625	—	—	12.51	3/08/2008
Ian T. Bothwell	1,457	—	3,543	8.38	2/12/2012
Ian T. Bothwell	5,205	—	14,795	7.36	3/20/2012
Ian T. Bothwell	18,699	—	56,301	11.21	6/28/2012

Stock Awards

Equity Incentive Plan Awards
			Number of	Market or Payout
			Unearned	Value of
	Number of	Market Value	Units or Other	Unearned Units
	Units of Stock	of Units of	Rights That	or Other Rights
	That Have Not	Stock that Have	Have Not	That Have Not
	Vested	Not Vested	Vested	Vested
Name	(#)	($)	(#)	($)

Ian T. Bothwell	—	—	16,667	186,667	(1)

(1)	Based on the closing market price of Rio Vista’s common units on the NASDAQ Stock Market on December 31, 2007 of $17.00.
Termination and Change in Control
Rio Vista’s 2005 Equity Incentive Plan and the associated form of option agreement provide for acceleration of vesting of outstanding options in connection with the following events: a merger or consolidation in which Rio Vista and/or the General Partner is not the surviving entity; the sale, transfer or other disposition of at least 75% of the total assets of Rio Vista and/or the General Partner; the complete liquidation or dissolution of Rio Vista and/or the General Partner; a reverse merger in which Rio Vista and/or the General Partner is the surviving entity but (i) the Common Units outstanding immediately prior to such merger are converted or exchanged into other property by virtue of the merger, or (ii) in which securities possessing more than 50% of the total combined voting power of Rio Vista’s and/or the General Partner’s outstanding securities are transferred to persons different from those who held such securities immediately prior to such merger; the acquisition by any person of beneficial ownership of securities possessing more than 50% of the total combined voting power of Rio Vista’s and/or the General Partner’s outstanding securities; or a change in the composition of the board of managers of the General Partner over a period of 12 months or less such that a majority of the managers ceases, by reason of one or more contested elections for manager, to be comprised of individuals who are continuing managers (as defined in the form of option agreement).
Compensation of Managers
The following table lists all compensation to managers during the year ended December 31, 2007.
Manager Compensation

						Change in
						Pension Value
						and
	Fee Earned				Non-Equity	Nonqualified	All Other
	or Paid in	Stock	Option		Incentive Plan	Deferred	Compen-
	Cash	Awards	Awards		Compensation	Compensation	sation	Total
Name	($)(1)	($)	($)		($)	Earnings	($)(4)	($)
Richard R. Canney	25,000	—	36,000	(2)	—	—	33,500	94,500
Murray J. Feiwell	20,000	—	29,000	(3)	—	—	—	49,000
Douglas G. Manner	20,000	—	29,000	(3)	—	—	—	49,000

(1)	Amounts represent fees paid for the quarters ended March 2007 through September 2007 and amounts earned for the quarter ended December 2007.

(2)	Amounts represent warrants to purchase 9,375 common units of Rio Vista valued using the Black-Scholes option pricing model.

(3)	Amounts represent warrants to purchase 7,500 common units of Rio Vista valued using the Black-Scholes option pricing model.

(4)	Amount represent consulting fees.

On April 10, 2007, the board of managers of the General Partner approved a form of Chairman Services Agreement and Manager Services Agreement. Pursuant to these agreements, the non-employee chairman of the board of managers of the General Partner receives annual cash compensation of $25,000, payable quarterly, and an annual grant of options to purchase 6,250 of our common units. Other non-employee managers of our General Partner receive annual cash compensation of $20,000, payable quarterly, and an annual grant of options to purchase 5,000 of our common units.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the number of common units of Rio Vista beneficially owned as of March 28, 2008 by each person known by Rio Vista to own beneficially more than 5% of the outstanding common units of Rio Vista (Common Units).

	Amount and
	Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership(1)		Percent of Class

Jerome B. Richter 335 Tomahawk Drive, Palm Desert, CA 92211	599,004	(2)	23.81%

Swank Group, LLC, Swank Energy Income Advisors, L.P. and Jerry V. Swank 3300 Oak Lawn Ave., Suite 650, Dallas, TX 75219	455,234	(3)	18.10%

Standard General L.P., Standard General Fund, L.P., Soohyung Kim and Nicholas J. Singer	212,487	(4)	8.45%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common units which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 28, 2008, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all common units shown as beneficially owned by them.

(2)	Includes 4,730 common units owned by Mr. Richter’s spouse.

(3)
Swank Group, LLC serves as the General Partner of Swank Energy Income Advisors, L.P. (Advisor) and may direct the Advisor to direct the vote and disposition of the 405,486 common units of Rio Vista held by the Cushing Fund, L.P and/or Swank MLP Conveyance Fund, L.P (collectively, “Swank Funds”). The Advisor is the General Partner of the Swank Funds. The principal of Swank Group, LLC, Mr. Jerry V. Swank, may direct the vote and disposition of the 455,234 common units of Rio Vista held by the Swank Funds.

(4)
Standard General, Mr. Kim and Mr. Singer do not directly own any of the common units. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, each of Standard General, Mr. Kim and Mr. Singer may be deemed to own beneficially 212,487 common unit (constituting approximately 8.45% of the common units outstanding). Each of Standard General, Mr. Kim and Mr. Singer disclaim direct beneficial ownership of any of the securities.

The following table sets forth the number of common units of Rio Vista beneficially owned as of March 28, 2008 by each manager of the General Partner, each Named Executive Officer, and all managers and Named Executive Officers as a group. The address of each person in the table below is c/o Rio Vista Energy Partners L.P., 1313 E. Alton Gloor Blvd., Suite J, Brownsville, Texas 78526.

	Amount and Nature
	of Beneficial
Name of Beneficial Owner	Ownership(1)		Percent of Class

Nicholas J. Singer	212,487	(2)	8.45%

Ian T. Bothwell	75,154	(3)	2.95%

Murray J. Feiwell	20,635	(4)	*

Douglas G. Manner	19,375	(5)	*

Richard R. Canney	13,750	(6)	*

Bruce I. Raben	5,735		*

All Directors and Named Executive Officers as a group (6 persons)	347,136	(7)	13.39%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common units which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 28, 2008, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all common units shown as beneficially owned by them.

(2)
Standard General, Mr. Kim and Mr. Singer do not directly own any of the common units. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, each of Standard General, Mr. Kim and Mr. Singer may be deemed to own beneficially 212,487 common unit (constituting approximately 8.45% of the common units outstanding). Each of Standard General, Mr. Kim and Mr. Singer disclaim direct beneficial ownership of any of the securities.

(3)	Includes 36,342 common units issuable upon exercise of common unit purchase warrants.

(4)	Includes 12,500 common units issuable upon exercise of common unit purchase warrants.

(5)	Includes 14,375 common units issuable upon exercise of common unit purchase warrants.

(6)	Includes 13,750 common units issuable upon exercise of common unit purchase warrants.

(7)	Includes 76,967 common units issuable upon exercise of common unit purchase warrants.

Equity Compensation Plans
The following table provides information concerning Rio Vista’s equity compensation plans as of December 31, 2007(2).

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding options,	equity compensation
	of outstanding options,	warrants and rights	plans (excluding securities
	warrants and rights	(per unit)	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	349,094	$10.90	466,875

Total	349,094

(1)	Under the terms of the partnership agreement and applicable rules of the NASDAQ Market, no approval by the unitholders of Rio Vista was required.

(2)
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
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provided Penn Octane with the option to purchase the 25% interest in the General Partner held by Shore Trading. Penn Octane exercised its option on July 19, 2007 and acquired the 25% interest for a total cost of $1,400,000.
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
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.

Private Placement of Common Units
On November 29, 2007, Rio Vista and Rio Vista GP LLC (Rio Vista GP), entered into a Unit Purchase Agreement with Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC (collectively, Purchasers) dated effective as of November 29, 2007 (the Unit Purchase Agreement). Pursuant to the terms of the Unit Purchase Agreement, Rio Vista agreed to sell, and the Purchasers agreed to purchase, a total of 355,556 common units of Rio Vista (Common Units) at a price of $11.25 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). The total purchase price of the Common Units is $4,000,000. Rio Vista agreed to pay expenses of counsel to the Purchasers in an amount not to exceed $100,000. Rio Vista used the net proceeds from the sale of the Common Units for general working capital purposes, including repayment of indebtedness. Rio Vista agreed not to offer or sell any of its equity securities (including equity securities of subsidiaries) for a period of 12 months following the closing date without first offering such securities to the Purchasers, which shall have the right to purchase up to 30% of such securities. The Unit Purchase Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including approval for listing of the Common Units on the Nasdaq Global Market.
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

Distributions
All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and its incentive distribution rights. During 2007, Rio Vista made $89,000 of distributions to the General Partner.
Guarantees and Assets Pledged on Certain of Penn Octane’s Obligations
Rio Vista is liable as guarantor on the RZB Credit Facility and will continue to pledge certain of its assets as collateral in connection with the RZB Credit Facility. See Item 7. “Management’s Discussion and Analysis of Financial Conditions, Results of Operations — Liquidation and Capital Resource — Debt Obligations. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.
Chairman Services Agreement and Manager Services Agreement
On April 10, 2007, the Board of Managers approved a form of Chairman Services Agreement and Manager Services Agreement with each member of the board of managers of the General Partner. Pursuant to these agreements, the non-employee chairman of the board will receive annual cash compensation of $25,000, payable quarterly, and an annual grant of options to purchase 6,250 Rio Vista common units. Other non-employee managers will receive annual cash compensation of $20,000, payable quarterly, and an annual grant of options to purchase 5,000 Rio Vista common units.
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
Manager Independence
The board of managers is currently composed of five members, none of whom are members of the management of either Rio Vista GP LLC or Penn Octane. The board has determined that all five of its managers, Messrs. Canney, Feiwell, Raben, Singer and Manner, meet the independence requirements under the rules of the NASDAQ Stock Market. As a result, although not required by NASDAQ rules applicable to limited partnerships, the majority of the board of managers is comprised of independent managers.
The Company’s audit committee (Audit Committee) consists of Mr. Canney (Chairman), Mr. Feiwell, and Mr. Manner. The board has determined that all three members of the audit committee meet the audit committee independence requirements under the rules of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.
Rio Vista has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended December 31, 2006 and 2007:

	2006	2007

Audit Fees	$235,000	$540,000

Audit — Related Fees(1)	$9,000	$118,000

Tax Fees (2)	$30,000	$44,000

All Other Fees(3)	$4,000	$4,000

(1)	Represents fees related to the LPG asset sale.

(2)	Represents fees related to the Mexican subsidiaries.

(3)	Represents fees billed for tax compliance, tax advice and tax planning services.
The General Partner’s audit committee approves the engagement of our independent auditor to perform audit-related services. The audit committee does not formally approve specific amounts to be spent on non-audit related services which in the aggregate do not exceed amounts to be spent on audit-related services. In determining the reasonableness of audit fees, the audit committee considers historical amounts paid and the scope of services to be performed. The audit committee has determined that the professional services rendered by our accountants are compatible with maintaining the principal accountant’s independence. The audit committee gave prior approval to all audit services in 2006 and 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules
a. Financial Statements and Financial Statement Schedules.
The following documents are filed as part of this report:
(1) Consolidated Financial Statements:
Rio Vista Energy Partners L.P.
Report of Independent Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2006 and 2007
Consolidated Statements of Operations for each of the three years in the period ended
December 31, 2007
Consolidated Statement of Partners’ Capital for each of the three years in the period ended December 31, 2007
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2007
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts
b. Exhibits.

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.

2.1
Distribution Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and its Subsidiaries. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

2.2
Amended and Restated Purchase and Sale Agreement, dated August 15, 2006, by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 20, 2006, SEC File No. 000-50394).

2.3
Agreement and Plan of Merger, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., Regional Enterprizes, Inc. (also known as Regional Enterprises, Inc.); the shareholders; and W. Gary Farrar, Jr.. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

2.4
Articles of Merger of Regional Enterprises, Inc. and Regional Enterprizes, Inc., dated July 27 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

2.5
Asset Purchase Agreement, dated October 1, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.6
Amendment to Asset Purchase Agreement, dated November 16, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.7
Asset Purchase Agreement, dated as of October 1, 2007, by and between Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.8
Amendment to Asset Purchase Agreement, dated October 25, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.9
Second Amendment to Asset Purchase Agreement, dated November 16, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.10
Stock Purchase Agreement, dated October 2, 2007, by and between Rio Vista GO, GO LLC, Outback Production Inc., Gary Moores and Bill Wood. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.11
Amendment to Membership Interest Purchase and Sale Agreement, dated November 16, 2007, by and between Rio Vista Energy Partners L.P., Rio Vista GO LLC, Outback Production Inc., GO LLC, and Gary Moores and Bill Wood. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

Exhibit No.

2.12
Purchase and Sale Agreement, dated December 26, 2007, by and among Rio Vista Operating Partnership L.P., Penn Octane International, LLC, TMOC Corp., TLP MEX L.L.C. and RAZORBACK L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on January 3, 2008, SEC File No. 000-50394).

3.1
Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed July 10, 2003. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.2
Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed September 17, 2003. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

3.3
First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P., dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.4
First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P., dated October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 21, 2005, SEC File No. 000-50394).

3.5	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.6
Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement, dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.7
First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC, dated October 2, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 6, 2006, SEC File No. 000-50394).

4.1	Specimen Unit Certificate for Common Units. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

4.2
Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.1
Contribution, Conveyance and Assumption Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.2
Omnibus Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.3
Amendment No. 1 to Omnibus Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.4
Purchase Contract, dated October 1, 2004, by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

Exhibit No.

10.5
Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.6
Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.7
Rio Vista Energy Partners L.P. Unit Option Agreement, dated July 10, 2003, granted to Shore Capital LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.8
Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.9
Conveyance Agreement, dated September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.10
Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC, dated September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.11
Guaranty & Agreement, dated September 15, 2004, between Rio Vista Operating Partnership L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.12
General Security Agreement, dated September 15, 2004, between Rio Vista Energy Partners L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.13
General Security Agreement, dated September 15, 2004, between Rio Vista Operating Partnership L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.14*
Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 12, 2005, SEC File No. 000-50394).

10.15
Promissory Note, dated August 15, 2005, between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on August 19, 2005, SEC File No. 000-50394).

10.16
Security Agreement, dated August 15, 2005, between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on August 19, 2005, SEC File No. 000-50394).

10.17
Amended and Restated Consulting Agreement, dated November 15, 2005, by and among Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 21, 2005, SEC File No. 000-50394).

Exhibit No.

10.18
Unit Purchase Option, dated February 6, 2007, between Shore Trading LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.19
Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts, dated February 6, 2007, by and among Penn Octane Corporation, Rio Vista GP LLC and Shore Trading LLC. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.20
Consulting Agreement entered into on March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation and Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.21
Letter Agreement, dated March 5, 2007, by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.22*
Form of Rio Vista GP LLC Chairman Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.23*
Form of Rio Vista GP LLC Managers Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.24*
Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.25 *
Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.26
Consulting Agreement, dated November 1, 2006, by and among Penn Octane Corporation And Rio Vista Energy Partners L.P. and Ricardo Rodriguez Canney. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.27
Consulting Agreement, dated July 2, 2007, by and between Rio Vista Energy Partners, L.P. and CEOcast, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.28
Employment and Non-Competition Agreement, dated July 27, 2007, by and between Regional Enterprises, Inc. and W. Gary Farrar, III. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.29
Escrow Agreement, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., W. Gary Farrar, Jr., and First Capital Bank. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.30
Loan Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P., and RZB Finance LLC (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.

10.31
Guaranty and Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.32
Guaranty and Agreement, dated July 26, 2007, by and between Penn Octane Corporation, and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.33
Guaranty and Agreement, dated July 26, 2007, by and between Rio Vista Operating Partnership L.P. and RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.34
$5,000,000 Promissory Note, dated July 26, 2007, issued by Rio Vista Energy Partners L.P. to RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.35
General Security Agreement, dated July 26, 2007, by and between RZB Finance LLC and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.36
Pledge Agreement, dated July 26, 2007, by and between: Rio Vista Energy Partners L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.37
First Amendment to Line Letter, dated July 26, 2007, by and between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.38
Debt Assumption Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P. and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.39
$5,000,000 Debt Assumption Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.40
$2,500,000 Promissory Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.41
Environmental Indemnity Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.42
Reaffirmation of Security Agreements, dated July 26, 2007, by and among Rio Vista Energy Partners L.P., Penn Octane Corporation Rio Vista Operating Partnership L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.43
Binding Letter of Intent, dated September 12, 2007, by and between TransMontaigne Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.44
Restated and Amended Promissory Note, dated September 12, 2007, by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

Exhibit No.

10.45
Restated and Amended Security Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.46
First Priority Equity Interest Pledge Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P., with the acknowledgment of Penn Octane de Mexico, S. de R.L. de C.V. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.47
First Priority Equity Interest Pledge Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P., with the acknowledgment of Termatsal, S. de R.L. de C.V. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.48
Assignment Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., TransMontaigne Partners L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.49
Unit Purchase Agreement, dated November 29, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista GP LLC, Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on December 4, 2007, SEC File No. 000-50394).

10.50
Registration Rights Agreement, dated December 3, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista GP LLC, Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on December 4, 2007, SEC File No. 000-50394).

The following Exhibits are filed as part of this report:

Exhibit No.

10.52	Note Purchase Agreement between Rio Vista Penny LLC, TCW Asset Management Company and TCW Energy Fund X Investors dated November 19, 2007.

10.53	Guaranty made as of November 19, 2007 by Rio Vista Eco LLC, Rio Vista GO LLC, GO LLC and MV Pipeline Company in favor of TCW Asset Management Company as administrative agent for Holders.

10.54	Security Agreement dated as of November 19, 2007 by Rio Vista Penny LLC in favor of TCW Asset Management Company, as administrative agent.

10.55
Assumption Agreement dated November 19, 2007 by and among GM Oil Properties, Inc., Rio Vista Penny LLC, TCW Asset Management Company, as administrative agent and the holders party to the Note Purchase Agreement.

10.56	Rio Vista Energy Partners L.P. Common Unit Purchase Warrant issued to TCW Energy Funds X Holdings, L.P.

10.57	Promissory note dated November 19, 2007 issued by Rio Vista to Gary Moores.

21	Subsidiaries of the Registrant

23.1	Consent of Burton McCumber & Cortez, L.L.P.

23.2	Consent of Lee Keeling and Associates, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*	indicates management contract or compensatory plan or arrangement.
All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, Rio Vista will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Ian T. Bothwell, Rio Vista Energy Partners L.P., 1313 E. Alton Gloor Blvd., Suite J, Brownsville, TX 78526.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at End
Description	Period	Expenses	Other Accounts	Deductions	of Period

Year ended December 31, 2007

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

RIO VISTA ENERGY PARTNERS L.P.
By:	RIO VISTA GP LLC, GENERAL PARTNER

April 15, 2008	By:	/s/ Ian T. Bothwell
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

Signature	Title	Date
/s/ Ian T. Bothwell	Ian T. Bothwell Acting Chief Executive Officer, Acting President, Vice-President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal, Executive, Financial and Accounting Officer)	April 15, 2008
/s/ Richard R. Canney	Richard R. Canney Manager	April 15, 2008
/s/ Murray J. Feiwell	Murray J. Feiwell Manager	April 15, 2008
/s/ Douglas G. Manner	Douglas G. Manner Manager	April 15, 2008
/s/ Nicholas J. Singer	Nicholas J. Singer Manager	April 15, 2008
/s/ Bruce I. Raben	Bruce I. Raben Manager	April 15, 2008

EXHIBIT INDEX

Exhibit No.

10.52	Note Purchase Agreement between Rio Vista Penny LLC, TCW Asset Management Company and TCW Energy Fund X Investors dated November 19, 2007.

10.53	Guaranty made as of November 19, 2007 by Rio Vista Eco LLC, Rio Vista GO LLC, GO LLC and MV Pipeline Company in favor of TCW Asset Management Company as administrative agent for Holders.

10.54	Security Agreement dated as of November 19, 2007 by Rio Vista Penny LLC in favor of TCW Asset Management Company, as administrative agent.

10.55
Assumption Agreement dated November 19, 2007 by and among GM Oil Properties, Inc., Rio Vista Penny LLC, TCW Asset Management Company, as administrative agent and the holders party to the Note Purchase Agreement.

10.56	Rio Vista Energy Partners L.P. Common Unit Purchase Warrant issued to TCW Energy Funds X Holdings, L.P.

10.57	Promissory note dated November 19, 2007 issued by Rio Vista to Gary Moores.

21	Subsidiaries of the Registrant

23.1	Consent of Burton McCumber & Cortez, L.L.P.

23.2	Consent of Lee Keeling and Associates, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002