Form 10-Q
period 2008-03-31
RIO VISTA ENERGY PARTNERS LP
filed 2008-05-20
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common units outstanding on May 19, 2008 was 2,515,518.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION
Item 1.
Report of Independent Registered Public Accounting Firm
To the Board of Managers of Rio Vista GP LLC,
General Partner of Rio Vista Energy Partners L.P.
We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2007 and 2008 and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2008 and the consolidated statement of partners’ capital for the three months ended March 31, 2008. These interim consolidated financial statements are the responsibility of Rio Vista’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, partners’ capital and cash flows for the year ended December 31, 2007 (not presented herein); and in our report dated April 4, 2008, we expressed an unqualified opinion on those consolidated financial statements.
Our auditors’ report on the Company’s financial statements as of December 31, 2007 included an explanatory paragraph referring to the matters discussed in Note O of those consolidated financial statements which raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note L to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
May 20, 2008

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	March 31,
	2007	2008
		(Unaudited)
Current Assets
Cash	$3,450,000	$2,083,000
Restricted cash	26,000	26,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at December 31, 2007 and March 31, 2008)	1,446,000	2,196,000
Prepaid expenses and other current assets	453,000	334,000

Total current assets	5,375,000	4,639,000

Oil and gas properties and related equipment (successful efforts method) — net	26,197,000	26,430,000
Property, plant and equipment — net	12,762,000	12,833,000
Other non-current assets	—	—
Goodwill	5,121,000	5,121,000

Total assets	$49,455,000	$49,023,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND PARTNERS’ CAPITAL

	December 31,	March 31,
	2007	2008
		(Unaudited)
Current Liabilities
Current maturities of long-term debt	$3,361,000	$4,314,000
Short-term debt	5,493,000	5,499,000
Due to Penn Octane Corporation, net	347,000	236,000
Accounts payable	2,101,000	2,977,000
Taxes payable	618,000	679,000
Accrued liabilities	1,585,000	2,050,000

Total current liabilities	13,505,000	15,755,000

Commitments and contingencies	—	—
Long-term debt, less current maturities, net of discount	21,250,000	20,075,000
Deferred income taxes	3,238,000	3,238,000
Partners’ Capital
Common units	11,233,000	9,756,000
General Partner’s equity	229,000	199,000

Total partners’ capital	11,462,000	9,955,000

Total liabilities and partners’ capital	$49,455,000	$49,023,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2008
Revenues	$679,000	$3,095,000
Cost of goods sold	394,000	2,414,000

Gross profit	285,000	681,000
Selling, general and administrative expenses and other
Legal and professional fees	288,000	539,000
Salaries and payroll related expenses	132,000	554,000
Other	299,000	779,000

	719,000	1,872,000

Operating loss from operations	(434,000)	(1,191,000)
Other income (expense)
Interest expense	(25,000)	(876,000)
Interest income	—	7,000

Loss from operations before taxes	(459,000)	(2,060,000)
Provision for income taxes	(11,000)	(5,000)

Net loss	$(470,000)	$(2,065,000)

Net loss allocable to the partners	$(470,000)	$(2,065,000)
Less General Partner’s interest in net loss	9,000	41,000

Net loss allocable to the common units	$(461,000)	$(2,024,000)

Net loss per common unit	$(0.24)	$(0.83)

Weighted average common units outstanding	1,910,656	2,452,918

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital

Balance as of December 31, 2007	2,429,206	11,233,000	229,000	11,462,000

Net loss	—	(2,024,000)	(41,000)	(2,065,000)
Exercise of options for cash	61,875	759,000	15,000	774,000
Exercise of options in exchange for severance package	15,625	217,000	5,000	222,000
Units issued as bonus compensation	8,812	120,000	3,000	123,000
Registration costs	—	(199,000)	(5,000)	(204,000)
Cash distribution to partners	—	(608,000)	(12,000)	(620,000)
Contribution from the General Partner	—	116,000	2,000	118,000
Unit based compensation	—	142,000	3,000	145,000

Balance as of March 31, 2008	2,515,518	$9,756,000	$199,000	$9,955,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(470,000)	$(2,065,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	165,000	493,000
Unit-based payment expense	40,000	145,000
Amortization of loan discount	—	19,000
Beneficial conversion	—	14,000
Changes in current assets and liabilities:
Trade accounts receivable	(476,000)	(750,000)
Prepaid and other current assets	4,000	120,000
Trade accounts payable	102,000	—
Due to/from Penn Octane Corporation, net	1,029,000	(110,000)
Accrued liabilities and other accounts payable	(137,000)	1,685,000
U.S. and foreign taxes payable	11,000	60,000

Net cash provided by (used in) operating activities	268,000	(389,000)
Cash flows from investing activities:
Capital expenditures	—	(797,000)
Other non-current assets	(2,000)	—

Net cash used in by investing activities	(2,000)	(797,000)
Cash flows from financing activities:
Proceeds from exercise of options	—	774,000
Registration costs	—	(203,000)
Cash distributions to partners	(487,000)	(620,000)
Reduction of debt	—	(250,000)
Capital contribution	—	118,000

Net cash provided by financing activities	(487,000)	(181,000)

Net decrease in cash	(221,000)	(1,367,000)
Cash at beginning of period	3,896,000	3,450,000

Cash at end of period	$3,675,000	$2,083,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$60,000	$1,015,000

U.S. and foreign taxes	$—	$—

Supplemental disclosures of noncash transactions:
Units and warrants issued and other	$40,000	$—

Unit based compensation	$—	$145,000

The accompanying notes and accountants’ report are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the General Partner interest. The General Partner is Rio Vista GP LLC (General Partner) and is 75% owned by Penn Octane and Penn Octane has 100% voting control over the General Partner pursuant to a voting agreement with the other owner of the General Partner. Common unitholders do not participate in the management of Rio Vista. The General Partner is entitled to receive distributions from Rio Vista on its General Partner interest and additional incentive distributions (see Liquidity and Capital Resources - Distributions of Available Cash) as provided in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.
Until December 31, 2007, Rio Vista was focused on the operation of the LPG terminal facility and pipelines. After August 2006, Rio Vista operated this system exclusively on behalf of TransMontaigne Partners L.P. and its affiliates, or TransMontaigne, to transport their LPG on a fee for services basis.
In August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne, including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all LPG inventory (Rio Vista Restated PSA). In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, Rio Vista no longer operates the assets associated with the LPG business it had historically conducted.
In July 2007, Rio Vista acquired Regional Enterprises, Inc. (Regional) and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets (Oklahoma assets) in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC (GO). As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business. Beginning March 1, 2008, Rio Vista Operating LLC (Operating) became the operator of the Oklahoma assets and employed approximately six employees, consisting of four field workers and two office staff personnel as of such date.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets. During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4,000,000 (see note F).

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION — Continued
Basis of Presentation
The accompanying consolidated financial statements include Rio Vista and its United States subsidiaries including RVOP, Rio Vista Operating GP LLC, Rio Vista Penny LLC, GO, MV Pipeline Company (MV), Operating, Regional, and Penn Octane International, L.L.C., and its Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex) and Termatsal, S. de R.L. de C.V. (Termatsal) and its consolidated affiliate, Tergas, S. de R.L. de C.V. (Tergas). The Mexican subsidiaries were sold on December 31, 2007. All significant intercompany accounts and transactions are eliminated.
The unaudited consolidated balance sheet as of March 31, 2008, the unaudited consolidated statements of operations for the three months ended March 31, 2007 and 2008 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2007 and 2008, have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of March 31, 2008, the unaudited consolidated results of operations for the three months ended March 31, 2007 and 2008 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2007 and 2008.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although Rio Vista believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B — UNIT-BASED PAYMENT — Continued
Rio Vista utilizes unit-based awards as a form of compensation for employees, officers, managers and consultants of the General Partner. During the quarter ended March 31, 2006, Rio Vista adopted the provisions of SFAS 123R for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Rio Vista recorded unit-based payment expense for employees and non-employees of $40,000 ($0.02 per common unit) and $145,000 ($0.06 per common unit) for the three months ended March 31, 2007 and 2008, respectively, under the fair-value provisions of SFAS 123R.
NOTE C — LOSS PER COMMON UNIT
The following tables present reconciliations from net loss from continuing operations per common unit to loss from continuing operations per common unit assuming dilution (see note G for the warrants):

	For the three months ended March 31, 2007
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(461,000)

Basic EPS
Net loss available to the common units	(461,000)	1,910,656	$(0.24)

Effect of Dilutive Securities
Warrants

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE C — LOSS PER COMMON UNIT — Continued

	For the three months ended March 31, 2008
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(2,024,000)

Basic EPS
Net loss available to the common units	(2,024,000)	2,452,918	$(0.83)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A
NOTE D — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,	March 31,
	2007	2008
Oklahoma:
Pipelines and equipment	$6,756,000	$7,048,000

Regional:
Land	237,000	237,000
Terminal and improvements	3,825,000	3,957,000
Automotive equipment	2,438,000	2,438,000

	6,500,000	6,632,000

	13,256,000	13,680,000
Less: accumulated depreciation and amortization	(494,000)	(847,000)

	$12,762,000	$12,833,000

Depreciation expense of property, plant and equipment from operations totaled $165,000 and $377,000 for the three months ended March 31, 2007 and 2008, respectively.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — DEBT OBLIGATIONS
Short-term debt obligations were as follows:

	December 31,	March 31,
	2007	2008

RZB Note	$5,000,000	$5,000,000
Moores Note (net of discount of $7,000 and $1,000, respectively)	493,000	499,000
Other	—	—

	$5,493,000	$5,499,000

Long-term debt obligations were as follows:

TCW Credit Facility (net of discount of $11,000 and $2,000, respectively)	$23,689,000	$23,698,000
Seller’s Note — Regional (net of discount of $78,000 and $59,000, respectively)	922,000	691,000

	24,611,000	24,389,000
Less current portion	3,361,000	4,314,000

	$21,250,000	$20,075,000

Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista has recorded a discount of $116,000 (10% effective rate) representing the portion of interest associated with the note, which shall be amortized over the term of the note. During January 2008, the first installment was paid. For the three months ended March 31, 2008, $18,000 was amortized.
TCW Credit Facility
The TCW Credit Facility is a $30,000,000 senior secured credit facility available to Rio Vista Penny LLC with a maturity date of August 29, 2010. The amount of the initial draw under the facility was $21,700,000, consisting of $16,750,000 in assumption of the existing indebtedness in the principal amount of $16,500,000 plus accrued but unpaid interest in the amount of $250,000 owed by GM Oil to TCW, $1,950,000 in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest (ORRI) held by an affiliate of TCW, and $3,000,000 to fund the acquisition of the membership interests of GO by Rio Vista GO. TCW has also approved a plan of development (APOD) for the Oklahoma assets totaling approximately $2,000,000 which was funded during December 2007. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. The interest rate is 10.5%, increasing to 12.5% if there is an event of default. Payments under the TCW Credit Facility are interest-only until December 29, 2008. The TCW Credit Facility carries no prepayment penalty. Rio Vista ECO LLC (an indirect, wholly-owned subsidiary of Rio Vista and the direct parent of Rio Vista Penny and Rio Vista GO), Rio Vista GO, GO and MV have each agreed to guarantee payment of the Notes payable to investors under the TCW Credit Facility.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — DEBT OBLIGATIONS — Continued
TCW Credit Facility — Continued
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
Beneficial Conversion Features
In connection with the issuance of the Moores Note and TCW Credit Facility, Rio Vista recorded a beneficial conversion feature as interest expense and debt discount for the difference between carrying amount of the debt obligations and the estimated fair value of the common units to be issued upon conversion in the amount of $25,000. The amortization of the debt discount totaled approximately $13,000 for the three months ended March 31, 2008.
NOTE F — PARTNERS’ CAPITAL
Common Units
On June 29, 2007, the Board of Managers of the General Partner of Rio Vista approved the grant of a restricted unit bonus of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The restricted unit bonus vested as to 8,334 units on July 1, 2007 and an additional 8,333 units on January 1, 2008, with the remaining 8,333 units vesting on July 1, 2008 or upon a change in control event. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect the award of restricted units to him. Total compensation to be recorded under the aforementioned grant of units as they vest totals $280,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — PARTNERS’ CAPITAL — Continued
Private Placement of Common Units
On November 29, 2007, Rio Vista and the General Partner, entered into a Unit Purchase Agreement with Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC (collectively, Purchasers) dated effective as of November 29, 2007 (the Unit Purchase Agreement). Pursuant to the terms of the Unit Purchase Agreement, Rio Vista agreed to sell, and the Purchasers agreed to purchase, a total of 355,556 common units of Rio Vista (Common Units) at a price of $11.25 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). The total purchase price of the Common Units was $4,000,000. Rio Vista agreed to pay expenses of counsel to the Purchasers in an amount not to exceed $100,000. Rio Vista used the net proceeds from the sale of the Common Units for general working capital purposes, including repayment of indebtedness. Rio Vista agreed not to offer or sell any of its equity securities (including equity securities of subsidiaries) for a period of 12 months following the closing date without first offering such securities to the Purchasers, which shall have the right to purchase up to 30% of such securities.
On December 3, 2007, Rio Vista and Standard General entered into a Registration Rights Agreement (Registration Rights Agreement) pursuant to which Rio Vista agreed to provide to the Purchasers registration rights with respect to the Common Units. Pursuant to the Registration Rights Agreement, Rio Vista agreed to file, within 90 days after the closing date for the sale of the Common Units, a shelf registration statement under the Securities Act to permit the public resale of the Common Units from time to time, including resale on a delayed or continuous basis as permitted by Rule 415 under the Securities Act. Rio Vista agreed to use its best efforts to cause the registration statement to become effective on or before the date of filing of Rio Vista’s Annual Report on Form 10-K for the year ending December 31, 2007 but no later than April 14, 2008. On February 13, 2008, Rio Vista filed a Form S-3 with the SEC. The form S-3 is expected to be declared effective during the second quarter of 2008. Rio Vista is required to pay liquidated damages to Standard General if the registration statement was not declared effective by April 14, 2008 as to all of the Common Units. In general, the amount of such damages equals 1% of the purchase price of the unregistered Common Units for each period of 30 days for which such units remain unregistered. If payment of such damages in cash would result in a default under any credit agreement of Rio Vista, in lieu of a cash payment Rio Vista may issue additional common units at a discount of 5% to the closing price for such units as reported by the Nasdaq Global Market. Liquidated damages in the amount of $80,000 are included in expense for the three months ended March 31, 2008.
On March 7, 2008, the Board of Managers of the General Partner approved the grant of a unit bonus of 8,812 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The amount of units granted was based on the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 7, 2008.
On March 7, 2008, a total of 61,875 options to acquire common units of Rio Vista were exercised by holders of such options. Total proceeds received from the exercises were $774,000. In addition, on March 7, 2008, 15,625 options to acquire common units of Rio Vista were exercised by a holder through the offset of a severance obligation in connection with that employee’s termination.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — PARTNERS’ CAPITAL — Continued
Private Placement of Common Units — Continued
The common units represent limited partner interests in Rio Vista. The holders of common units are entitled to participate in Rio Vista’s distributions and exercise the rights or privileges available to limited partners under the partnership agreement. The holders of common units have only limited voting rights on matters affecting Rio Vista. Holders of common units have no right to elect the General Partner or its managers on an annual or other continuing basis. Penn Octane elects the managers of the General Partner. Although the General Partner has a fiduciary duty to manage Rio Vista in a manner beneficial to Rio Vista and its unitholders, the managers of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Penn Octane and the other owners of the General Partner. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding common units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes. In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista’s operations, as well as other provisions limiting the ability of holders of common units to influence the manner or direction of management.
Distributions of Available Cash
All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” (as defined in the partnership agreement) in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.
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
Rio Vista made the following distributions subsequent to December 31, 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner
December 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — UNIT WARRANTS
Options and Warrants
Rio Vista has no U.S. employees and is managed by its General Partner. Rio Vista applies SFAS 123R for warrants granted to employees and managers of the General Partner and for warrants issued to acquire goods and services from non-employees.
Equity Incentive Plan
On January 23, 2008, the board of managers of the General Partner approved the grant of options to purchase a total of 16,250 common units under Rio Vista’s 2005 Equity Incentive Plan to certain outside members of the board of managers of the General Partner. The exercise price for the options is $14.42 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on January 23, 2008. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuances do not involve any public offering of securities.
For warrants granted to non-employees of the General Partner, Rio Vista applies the provisions of SFAS 123R to determine the fair value of the warrants issued. No warrants were granted to non-employees of the General Partner for the three months ended March 31, 2007 and 2008.
NOTE H — COMMITMENTS AND CONTINGENCIES
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
(UNAUDITED)
NOTE H — COMMITMENTS AND CONTINGENCIES — Continued
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
On December 13, 2007, Lexington Insurance Company (Lexington) filed a declaratory action complaint against Penn Octane, Rio Vista and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the US Federal Court to rule that the plaintiff has no obligation to defend Penn Octane and the Rio Vista related entities in the Camacho and Gonzalez litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. A trial date is currently set for September 2008. According to local counsel, Gonzalez was referenced in the original complaint only because the plaintiff’s lawyers were unaware that Gonzalez had been settled prior to filing. It is unclear, however, to the extent Lexington is successful in its action, whether the plaintiff will request repayment of all settlement and litigation expenses paid by the insurance carrier in Gonzalez. Furthermore, if there is a determination that there is no insurance coverage resulting in Penn Octane and Rio Vista having to fund all defense costs as well as any material settlement or judgment amount in the Camacho suit, this could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.
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
(UNAUDITED)
NOTE H — COMMITMENTS AND CONTINGENCIES — Continued
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
On November 20, 2007, Rio Vista, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. in the District Court in McIntosh County, Oklahoma. This action was filed in response to Energy Spectrum’s assertion that Rio Vista, Rio Vista Penny, LLC, as well as GM Oil Properties, Inc. owed Energy Spectrum a commission allegedly due and owing based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM Oil Properties, Inc. The foundation for the Energy Spectrum claim is a January 22, 2007 written agreement signed by Energy Spectrum and GM Properties, Inc. Neither Rio Vista nor Rio Vista Penny were parties to this agreement, nor were they named in the Energy Spectrum’s counter claim. Based in part on the fact that the GM Oil Properties acquisition was an asset purchase, rather than a stock sale, management believes that the Rio Vista entities should have no liability for any obligation that GM Oil Properties, Inc. may have to Energy Spectrum. Discovery is currently pending.
Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims. Rio Vista believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
Credit Facility, Letters of Credit and Other
As of March 31, 2008, Penn Octane had a $10,000,000 credit facility available with RZB for demand loans and standby letters of credit (RZB Credit Facility). The RZB Credit Facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the Spin-Off, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto, other than the Oklahoma assets. Rio Vista’s guarantee and asset pledge continue under the existing RZB Credit Facility. In addition, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.
Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (5.25% at March 31, 2008) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
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
(UNAUDITED)
NOTE H — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility, Letters of Credit and Other — Continued
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.
Rio Vista’s LPG purchases before it sold its LPG business were financed entirely by Penn Octane. Penn Octane previously financed its purchases of LPG and continued to finance its purchases of fuel products through the RZB Credit Facility until May 2008 when Penn Octane’s board of directors approved a plan to sell its fuel sales inventory and to cease the fuel sales business.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — COMMITMENTS AND CONTINGENCIES — Continued
Leases — Continued
Norfolk Southern Leases — Continued
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
As replacement of the foregoing leases, Regional is currently negotiating with Norfolk Southern for the purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. On June 1, 2007, Regional executed a letter of intent from Norfolk Southern dated May 29, 2007. Regional received a letter from Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.
Consulting Agreement
Effective November 2006, Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Rio Vista and to Penn Octane. JBR Capital is controlled by Mr. Jerome Richter, a former officer of Penn Octane. Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The Consulting Agreement continues for six-month terms unless terminated by either party at least 30 days before the end of each term.
CEOcast
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast will receive cash fees of $7,500 per month and Rio Vista shall also issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common Units on March 31, 2008 based on a calculation of units contained in the consulting agreement. The delivery of any Common Units shall be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. In accordance with the Agreement, during April 2008 Rio Vista provided notice to CEOcast that it would not renew the Agreement upon the expiration in July 2008. As of March 31, 2008, Rio Vista was obligated to provide CEOcast a total of 6,378 Common Units. Based on the closing price of Rio Vista Common Units as of March 31, 2008, Rio Vista recorded additional expense of $9,323 associated with the agreement.
Concentrations of Credit Risk
Financial instruments that potentially subject Rio Vista to credit risk include cash balances at banks which at times exceed the federal deposit insurance.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — COMMITMENTS AND CONTINGENCIES — Continued
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
Partnership Tax Treatment and Regional and MV Income Taxes
Rio Vista, excluding Regional and MV, is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. Federal income tax liability. Regional and MV are corporations and as such are subject to U.S. Federal and State corporate income tax. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted basis in Rio Vista.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — COMMITMENTS AND CONTINGENCIES — Continued
Partnership Tax Treatment and Regional and MV Income Taxes — Continued
If Rio Vista was treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista’s ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista’s common units.
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
NOTE I — OIL AND GAS HEDGING ACTIVITIES
Rio Vista sells oil and gas in the normal course of its business and utilizes hedging contracts in the form of guaranteed fixed prices to minimize the variability in forecasted cash flows due to price movements in oil and gas.
For the three months ended March 31, 2008, Rio Vista had one contract for 0.8 MMcf/d @ $6.70/Mcf. Subsequent to March 31, 2008, the following contracts are in effect:

Date	Terms
- April 2008 – October 2008:	1.0 MMcf/d @ $6.35/Mcf (MV Pipeline production)
- April 2008 – October 2008:	0.5 MMcf/d @ $7.97/Mcf (Brooken Pipeline production)
- November 2008 – March 2009:	1.0 MMcf/d @ $8.61/Mcf (MV Pipeline production)
- November 2008 – March 2009:	0.5 MMcf/d @ $8.61/Mcf (Brooken Pipeline production)
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
(UNAUDITED)
NOTE J — RELATED PARTY TRANSACTIONS — Continued
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
Under the terms of the Omnibus Agreement, Penn Octane charged Rio Vista $166,000 for expenses during the three months ended March 31, 2008.
NOTE K — 401K
Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee compensation. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional has made no discretionary contributions since the acquisition of Regional to March 31, 2008.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE L — REALIZATION OF ASSETS
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista had a loss from continuing operations for each of the two years ended December 31, 2007 and the three months ended March 31, 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma assets are held as collateral against the TCW Credit Facility. The current portion of the TCW Credit Facility, the Moores Note, the RZB Note, and the Seller Note - Regional are all short-term in nature and amounts due in the current year are approximately $9,800,000.
The Oklahoma assets and/or the Regional operations currently do not generate sufficient cash flow to pay general and administrative and other operating expenses of Rio Vista and all debt service requirements. The TCW Credit Facility prohibits distributions by Rio Vista’s Oklahoma subsidiaries until December 2008 and subsequent thereto, those distributions are limited to 75% of defined available cash flow. In addition, Rio Vista requires additional funding in order to increase production levels for its Oklahoma assets.
Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on the TCW Credit Facility, the RZB Note and RZB Credit Facility, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2007 contained an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the ability of Rio Vista to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.
To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations and raise additional debt and/or equity financing.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — SEGMENT INFORMATION
Rio Vista has the following reportable segments: Transportation and Terminalling and Oil and Gas. The Transportation and Terminalling segment transports bulk liquids, including chemical and petroleum products, by truck and provides terminalling and storage services, the Oil and Gas segment produces, transports and sells oil and gas.
Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the three months ended March 31, 2008. The Transportation and Terminalling segment commenced August 22, 2006 and the Oil and Gas segment commenced November 19, 2007.

	Transportation and
Three months ended March 31, 2008:	Terminalling	Oil and Gas	Totals

Revenues from external customers	2,107,000	1,937,000	4,044,000
Interest expense	222,000	638,000	860,000
Interest income	—	6,000	6,000
Depreciation and amortization	282,000	211,000	493,000
Segment gross profit	345,000	325,000	670,000
Segment assets	12,519,000	35,929,000	48,448,000
Segment liabilities	4,472,000	26,515,000	30,987,000
Expenditure for segment assets	168,000	683,000	851,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments			$4,044,000
Elimination of intersegment revenues			(949,000)

Total consolidated revenues			$3,095,000

Profit (loss)
Total gross profit for reportable segments			670,000
Other gross profit			11,000
Selling, general and administrative expense			(1,872,000)
Interest and Fuel Products financing expense			(876,000)
Interest income			7,000
Elimination of intersegment profits			—
Unallocated amounts
Corporate headquarters expense			—
Other expenses			—

Consolidated income from continuing operations before income tax			$(2,060,000)

Assets
Total assets for reportable segments			48,448,000
Other assets			575,000
Corporate headquarters			—
Other unallocated amounts			—

Total consolidated assets			$49,023,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE N — INCOME TAXES
Income taxes for Regional were $5,000 for the three months ended March 31, 2008 with an effective state and federal rate of 38%. MV had an immaterial loss for the three months ended March 31, 2008 and recorded no income tax expense or income tax benefit.
NOTE O — SUBSEQUENT EVENT
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista and guaranteed by Penn Octane (Richter Note Payable). Under the terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on the earlier of (i) the six (6) month anniversary of the Richter Note Payable, or (ii) the sale of all or substantially all of the assets of Rio Vista (Due Date). The Richter Note Payable will accrue interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Rio Vista Energy Partners L.P. and its consolidated subsidiaries are collectively hereinafter referred to as “Rio Vista”.
The following discussion of Rio Vista’s liquidity and capital resources should be read in conjunction with the consolidated financial statements of Rio Vista and related notes thereto appearing elsewhere herein. References to specific years preceeded by “fiscal” (e.g. fiscal 2008) refer to Rio Vista’s fiscal year ending December 31.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:
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
All of these types of statements, other than statements of historical fact included in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.
The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our General Partner’s management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section in Rio Vista’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. All forward-looking statements speak only as of the date of this Quarterly Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Overview
Historical Assets and Operations
From inception until December 31, 2007, Rio Vista was focused on the operation of the assets acquired from Penn Octane, including an LPG terminal facility in Matamoros, Mexico and approximately 23 miles of pipelines connecting the Matamoros Terminal Facility to an LPG terminal facility in Brownsville, Texas.
In August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne, including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all LPG inventory (Rio Vista Restated PSA). In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, Rio Vista no longer operates the assets acquired from Penn Octane or conducts the businesses it had historically conducted.
Current Assets and Operations
In July 2007, Rio Vista acquired Regional and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business. Beginning March 1, 2008, Rio Vista Operating LLC became the operator of the Oklahoma assets and employed approximately six employees, consisting of four field workers and two office staff personnel as of such date.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets. During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4,000,000.
Liquidity and Capital Resources
General
As a result of the disposition of the LPG-related businesses in 2006 and 2007 and the acquisition of Regional’s business and the Oklahoma assets, Rio Vista’s sources of operating cash flows are expected to be derived from the operations of Regional and from the revenues received from the Oklahoma assets. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement described below under “Debt Obligations” and income taxes payable on Regional’s stand-alone taxable income. Based on the current production levels from the Oklahoma assets and current prices for oil and natural gas, there is not expected to be sufficient cash from its operations to meet debt service requirements under the TCW Credit Facility described below under “Debt Obligations” unless additional production can be realized. Rio Vista has minimal management experience operating oil and gas properties and will be relying on the assistance of its Chairman of the Board and outside consultants to provide ongoing management expertise. Additional production from the Oklahoma assets will require additional capital expenditures to fund drilling expansion opportunities. Rio Vista has only secured funding for its planned development through April 2008, and such development is not expected to increase cash flow to the levels needed for payment of operating costs and debt service. In addition, Rio Vista projects that monthly cash flows received from the Oklahoma assets during the months of April through September will be less than during the months of October through March as a result of seasonality.

In addition, pursuant to the Omnibus Agreement, Penn Octane is entitled to reimbursement of costs incurred on behalf of Rio Vista, including an allocable share of overhead. However, the TCW Credit Facility prohibits distributions by Rio Vista’s Oklahoma subsidiaries until December 2008 and subsequent thereto, those distributions are limited to 75% of defined available cash flow. As a result, Rio Vista may not have sufficient available cash to pay its separate general and administrative and other operating expenses, debt service and/or minimum quarterly distributions to unitholders. In addition, Rio Vista may not be able to distribute to its unitholders sufficient cash to meet the tax obligations of unitholders associated with the ownership of common units.
Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional units. Currently, substantially all of Rio Vista’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility, the TCW Credit Facility and the RZB Loan Agreement. Accordingly Rio Vista may be unable to obtain additional financing collateralized by those assets.
Distributions of Available Cash
All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” (as defined in the partnership agreement) in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by our General Partner. Our General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.
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
Rio Vista made the following distributions subsequent to December 31, 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner
December 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000
Debt Obligations
RZB Loan Agreement
In July 2007, Rio Vista and Regional entered into a $5 million loan agreement (RZB Loan Agreement) with RZB Finance LLC (RZB) dated July 26, 2007. The loan is due on demand, with a one-year maturity. Any borrowings under the RZB Loan Agreement bear a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. Under the RZB Loan Agreement, either Rio Vista or Penn Octane is required to maintain a minimum net worth of $10 million. In connection with the RZB Loan Agreement, Regional granted to RZB a security interest in all of Regional’s assets, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of Regional. Penn Octane, Regional and RVOP have also provided a guaranty of Rio Vista’s obligations under the RZB Loan Agreement in favor of RZB. As of March 31, 2008, Rio Vista had $5 million outstanding under the RZB Loan Agreement and was in compliance with all of the covenants thereunder.

TCW Credit Facility
In connection with the acquisition of certain of the Oklahoma assets, Rio Vista Penny LLC, an indirect, wholly-owned subsidiary of Rio Vista, entered into a $30 million senior secured credit facility (TCW Credit Facility) with TCW Asset Management Company and certain TCW Energy Fund X investors (collectively, TCW) in November 2007. The TCW Credit Facility has a maturity date of August 29, 2010. However, at any time during the period from May 19, 2008 through November 19, 2009, TCW has the right to demand payment of $2,250,000 of the amount outstanding under the TCW Credit Facility. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds. The interest rate on borrowings under the TCW Credit Facility is 10.5%, increasing to 12.5% if there is an event of default. Payments under the TCW Credit Facility are interest-only until December 29, 2008. The TCW Credit Facility has no prepayment penalty. Certain Rio Vista subsidiaries have guaranteed payment of the obligations outstanding under the TCW Credit Facility. Rio Vista Penny and Rio Vista GO LLC, an indirect, wholly-owned subsidiary of Rio Vista, both of which hold all of the Oklahoma assets, are prohibited from making upstream distributions to Rio Vista before November 30, 2008. Thereafter, upstream distributions to Rio Vista not in excess of 75% of quarterly cash flow are permitted subject to certain conditions. As of March 31, 2008, Rio Vista had $23.7 million outstanding under the TCW Credit Facility and was in compliance with all of the covenants thereunder.
RZB Credit Facility Guarantee
As of March 31, 2008, Penn Octane had a $10,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility). In connection with the spin-off of the LPG business by Penn Octane to Rio Vista, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto, other than the Oklahoma assets. In addition, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.
Under the RZB Credit Facility, Penn Octane pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between Penn Octane and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (5.25% at March 31, 2008) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
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
Regional Note
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1.0 million to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista has recorded a discount of $116,000, (10% effective rate) representing the portion of interest associated with the note, which shall be amortized over the term of the note. During January 2008, the first installment was paid. For the three months ended March 31, 2008, $19,000 was amortized.

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
As replacement of the foregoing leases, Regional is currently negotiating with Norfolk Southern for the purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. On June 1, 2007, Regional executed a letter of intent from Norfolk Southern dated May 29, 2007. Regional received a letter form Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.
CEOcast Agreement
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast will receive cash fees of $7,500 per month and Rio Vista shall also issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common Units on March 31, 2008 based on a calculation of units contained in the consulting agreement. The delivery of any Common Units shall be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. In accordance with the Agreement, during April 2008 Rio Vista provided notice to CEOcast that it would not renew the Agreement upon the expiration in July 2008. As of March 31, 2008, Rio Vista was obligated to provide CEOcast a total of 6,378 Common Units. Based on the closing price of Rio Vista Common Units as of March 31, 2008, Rio Vista recorded additional expense of $9,323 associated with the agreement.
Realization of Assets
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista had a loss from continuing operations for each of the two years ended December 31, 2007 and the three months ended March 31, 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma assets are held as collateral against the TCW Credit Facility. The current portion of the TCW Credit Facility, the Moores Note, the RZB Note, and the Seller Note — Regional are all short-term in nature and amounts due in the current year are approximately $9.8 million.
The Oklahoma assets and/or the Regional operations currently do not generate sufficient cash flow to pay general and administrative and other operating expenses of Rio Vista and all debt service requirements. The TCW Credit Facility prohibits distributions by Rio Vista’s Oklahoma subsidiaries until December 2008 and subsequent thereto, those distributions are limited to 75% of defined available cash flow. In addition, Rio Vista requires additional funding in order to increase production levels for its Oklahoma assets.

Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on the TCW Credit Facility, the RZB Note and RZB Credit Facility, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2007 contained an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the ability of Rio Vista to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to continue in existence.
To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations and raise additional debt and/or equity financing.
Results of Operations
Because of our rapid growth through acquisitions during this past year, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The following discussion of Rio Vista’s results of operations from continuing operations for all periods presented excludes the results of operations related to the assets that have been disposed, including revenues, direct costs, associated interest expenses, minority interest and income taxes, which have been reclassified as discontinued operations (see below). The results of operations from continuing operations reflect only the results associated with (i) the Transportation and Terminaling Business consisting of Regional’s transportation of bulk liquids, and its related terminalling and storage services (ii) the LPG (sold December 31, 2007) operations of the US-Mexico Pipelines and Matamoros Terminal Facility, and (iii) the oil and gas operations associated with Oklahoma assets, and all indirect income and expenses of Rio Vista relating thereto. Revenues from Rio Vista’s Transportation and Terminaling Business commenced on August 22, 2006 although expenses associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility were incurred during the entire period for each period presented. Revenues from the oil and gas segment commenced on November 19, 2007.

Continuing Operations
Three months ended March 31, 2008 Compared With Three months ended March 31, 2007
THREE MONTHS ENDED MARCH 31, 2008

	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	988,000	2,107,000	—	—	3,095,000

Cost Of Goods Sold	663,000	1,762,000	—	(11,000)	2,414,000

Gross Profit	325,000	345,000	—	11,000	681,000
Selling, General And Administrative Expenses	29,000	245,000	—	1,598,000	1,872,000

Operating Income (loss)	296,000	100,000	—	(1,587,000)	(1,191,000)
Other Income (Expense)

Interest Expense	(558,000)	(222,000)	—	(96,000)	(876,000)

Interest Income	7,000	—	—	—	7,000

Loss From Operations

Before Taxes	(255,000)	(122,000)	—	(1,683,000)	(2,060,000)

Provision For Income Taxes	—	(5,000)	—	—	(5,000)

Net Loss	(255,000)	(127,000)	—	(1,683,000)	(2,065,000)

THREE MONTHS ENDED MARCH 31, 2007

	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	—	—	679,000	—	679,000

Cost Of Goods Sold	—	—	394,000	—	394,000

Gross Profit	—	—	285,000	—	285,000
Selling, General And Administrative Expenses	—	—	61,000	658,000	719,000

Operating Income (loss)	—	—	224,000	(658,000)	(434,000)
Other Expense

Interest Expense	—	—	(25,000)	—	(25,000)

Income (Loss) From Operations Before Taxes	—	—	199,000	(658,000)	(459,000)
Provision For Income Taxes	—	—	—	(11,000)	(11,000)

Net Income (loss)	—	—	199,000	(669,000)	(470,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007

(c)	Business commenced in August 2006 and sold December 31, 2007
Off-Balance Sheet Arrangements
Rio Vista does not have any off-balance sheet arrangements.
Recently Issued Financial Accounting Standards
FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement was initially to have become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result of FASB Staff Position 157-2, the effective date of SFAS No. 157 for nonfinancial assets and liabilities has been deferred to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on its consolidated results of operations, financial position, and cash flows.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T. Controls and Procedures.
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act), such as this Form 10-Q, is reported in accordance with the rules of the SEC. Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our General Partners’ management, including our General Partners’ chief executive officer/chief financial officer and our General Partners’ controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).
Our General Partner has only two members of management involved in the financial reporting process: the chief executive officer/chief financial officer and the controller. As a result, segregation of duties is difficult and therefore, the internal control environment is limited. As a result of this material weakness, our General Partners’ management concluded that our disclosure controls and procedures were not effective as of March 31, 2008. We are taking the following steps that we believe are necessary to address the matters related to the material weakness:
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
During the quarter ended March 31, 2008, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe our unaudited consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
See note H to the unaudited consolidated financial statements included in this report.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See notes F and G to the unaudited consolidated financial statements included in this report.
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
All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, Rio Vista will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Ian T. Bothwell, Rio Vista Energy Partners L.P., 1313 Alton Gloor Blvd., Suite J, Brownsville, Texas 78526.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

RIO VISTA ENERGY PARTNERS L.P.
	By:	Rio Vista GP LLC, its General Partner

May 20, 2008	By:	/s/ Ian T. Bothwell
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