Form 10-Q
period 2008-06-30
RIO VISTA ENERGY PARTNERS LP
filed 2008-08-19
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
The number of common units outstanding on August 11, 2008 was 2,719,524.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION
Item 1.
Report of Independent Registered Public Accounting Firm
To the Board of Managers of Rio Vista GP LLC,
General Partner of Rio Vista Energy Partners L.P.
We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of June 30, 2008, the consolidated statements of operations for the three months and six months ended June 30, 2007 and 2008 and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2008 and the consolidated statement of partners’ capital for the six months ended June 30, 2008. These interim consolidated financial statements are the responsibility of Rio Vista’s management.
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
Our auditors’ report on Rio Vista’s financial statements as of December 31, 2007 included an explanatory paragraph referring to the matters discussed in Note O of those consolidated financial statements which raised substantial doubt about Rio Vista’s ability to continue as a going concern. As indicated in Note N to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about Rio Vista’s ability to continue as a going concern.

/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
August 19, 2008

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

	December, 31	June 30,
	2007	2008
		(Unaudited)

Current Assets

Cash	$3,450,000	$577,000

Restricted cash	26,000	26,000

Trade accounts receivable (less allowance for doubtful accounts of $0 at December 31, 2007 and June 30, 2008)	1,446,000	2,001,000

Prepaid expenses and other current assets	453,000	405,000

Total current assets	5,375,000	3,009,000

Oil and gas properties and related equipment (successful efforts method) — net	26,197,000	28,112,000

Property, plant and equipment — net	12,762,000	12,716,000

Goodwill	5,121,000	5,121,000

Total assets	$49,455,000	$48,958,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND PARTNERS’ CAPITAL

	December, 31	June 30,
	2007	2008
		(Unaudited)

Current Liabilities

Current maturities of long-term debt	$3,361,000	$24,158,000

Short-term debt	5,493,000	5,844,000

Due to Penn Octane Corporation, net	347,000	1,210,000

Accounts payable	2,101,000	4,147,000

Taxes payable	618,000	768,000

Accrued liabilities	1,585,000	1,637,000

Total current liabilities	13,505,000	37,764,000

Commitments and contingencies	—	—

Long-term debt, less current maturities	21,250,000	250,000

Deferred income taxes	3,238,000	3,028,000

Partners’ Capital

Common units	11,233,000	7,758,000

General Partner’s equity	229,000	158,000

Total partners’ capital	11,462,000	7,916,000

Total liabilities and partners’ capital	$49,455,000	$48,958,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008

Revenues	$436,000	$4,010,000	$1,115,000	$7,104,000
Cost of goods sold	402,000	3,271,000	796,000	5,684,000

Gross profit	34,000	739,000	319,000	1,420,000
Selling, general and administrative expenses and other
Legal and professional fees	235,000	632,000	522,000	1,171,000
Salaries and payroll related expenses	160,000	309,000	292,000	863,000
Other	297,000	263,000	597,000	1,042,000

	692,000	1,204,000	1,411,000	3,076,000

Operating loss from operations	(658,000)	(465,000)	(1,092,000)	(1,656,000)
Other income (expense)
Interest expense	(26,000)	(967,000)	(51,000)	(1,843,000)
Interest income	—	—	—	7,000

Loss from operations before taxes	(684,000)	(1,432,000)	(1,143,000)	(3,492,000)
Provision (benefit) for income taxes	13,000	(102,000)	24,000	(97,000)

Net loss from continuing operations	$(697,000)	$(1,330,000)	$(1,167,000)	$(3,395,000)
Loss on sale of discontinued operations	—	343,000	—	343,000

Net loss	$(697,000)	$(1,673,000)	$(1,167,000)	$(3,738,000)

Net loss allocable to the partners	$(697,000)	$(1,673,000)	$(1,167,000)	$(3,738,000)
Less General Partner’s interest in net loss	14,000	33,000	23,000	74,000

Net loss allocable to the common units	$(683,000)	$(1,640,000)	$(1,144,000)	$(3,664,000)

Net loss from continuing operations per common unit	$(0.36)	$(0.52)	$(0.60)	$(1.34)
Net loss from discontinued operations per common unit	—	(0.13)	—	(0.13)

Net loss per common unit	$(0.36)	$(0.65)	$(0.60)	$(1.47)

Weighted average common units outstanding	1,910,656	2,515,518	1,910,656	2,484,218

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital

Balance as of December 31, 2007	2,429,206	$11,233,000	$229,000	$11,462,000

Net loss	—	(3,664,000)	(74,000)	(3,738,000)
Exercise of options for cash	61,875	759,000	15,000	774,000
Exercise of options in exchange for severance package	15,625	217,000	5,000	222,000
Units issued as bonus compensation	8,812	120,000	3,000	123,000
Registration costs	—	(205,000)	(5,000)	(210,000)
Cash distribution to partners	—	(1,236,000)	(25,000)	(1,261,000)
Contribution from the General Partner	—	116,000	2,000	118,000
Unit-based compensation	—	359,000	7,000	366,000
Other	—	59,000	1,000	60,000

Balance as of June 30, 2008	2,515,518	$7,758,000	$158,000	$7,916,000

The accompanying notes and accountants’ report are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2008

Cash flows from operating activities:
Net loss	$(1,167,000)	$(3,738,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	287,000	946,000
Unit-based payment expense	75,000	484,000
Amortization of loan discount	—	36,000
Beneficial conversion amortization	—	18,000
Loss on sale of discontinued operations	—	343,000
Loss on sale of assets	—	20,000
Changes in current assets and liabilities:
Trade accounts receivable	161,000	(555,000)
Prepaid and other current assets	(494,000)	—
Trade accounts payable	256,000	2,046,000
Due to Penn Octane Corporation, net	2,424,000	971,000
Accrued liabilities and other accounts payable	313,000	(272,000)
U.S. and foreign taxes payable	26,000	150,000

Net cash provided by operating activities	1,881,000	449,000
Cash flows from investing activities:
Capital expenditures	—	(3,020,000)
Other non-current assets	(3,000)	—
Purchase price adjustments — Oklahoma assets	—	83,000

Net cash used in investing activities	(3,000)	(2,937,000)
Cash flows from financing activities:
Loan origination fees related to RZB loan agreement	(100,000)	—
Proceeds from exercise of options	—	774,000
Registration costs	—	(210,000)
Cash distributions to partners	(975,000)	(1,261,000)
Reduction of debt	—	(381,000)
Issuance of debt	—	575,000
Capital contribution	—	118,000

Net cash used in financing activities	(1,075,000)	(385,000)

Net decrease in cash	803,000	(2,873,000)
Cash at beginning of period	3,896,000	3,450,000

Cash at end of period	$4,699,000	$577,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$60,000	$1,908,000

U.S. and foreign taxes	$—	$—

Supplemental disclosures of noncash transactions:
Units and warrants issued and other	$75,000	$345,000

Unit-based compensation	$—	$413,000

Exchange of assets for note reduction	$—	$100,000

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
In August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne, including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all LPG inventory (Rio Vista Restated PSA). In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, Rio Vista no longer operates the assets associated with the LPG business it had historically conducted. During the quarter ended June 30, 2008, Rio Vista recorded a loss from discontinued operations of $343,000 related to additional expense of its Mexican subsidiaries in excess of initial estimates and in excess of the amount of purchase price retained by TransMontaigne for such contingencies.
In July 2007, Rio Vista acquired Regional Enterprises, Inc. (Regional) and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets (Oklahoma assets) in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC (GO). As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business. Beginning March 1, 2008, Rio Vista Operating LLC (Operating) became the operator of the Oklahoma assets.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets.  During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4,000,000 (see note H).

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION — Continued
Basis of Presentation
The accompanying unaudited consolidated financial statements include Rio Vista and its United States subsidiaries including RVOP, Rio Vista Operating GP LLC, Rio Vista Penny LLC, GO, MV Pipeline Company (MV), Operating, Regional, and Penn Octane International, L.L.C., and its Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex) and Termatsal, S. de R.L. de C.V. (Termatsal) and its consolidated affiliate, Tergas, S. de R.L. de C.V. (Tergas), collectively “Rio Vista”. The Mexican subsidiaries were sold on December 31, 2007. All significant intercompany accounts and transactions are eliminated.
The unaudited consolidated balance sheet as of June 30, 2008, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2007 and 2008 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2007 and 2008, have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of June 30, 2008, the unaudited consolidated results of operations for the three months and six months ended June 30, 2007 and 2008 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2007 and 2008.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B — UNIT-BASED PAYMENT — Continued
Rio Vista utilizes unit-based awards as a form of compensation for employees, officers, managers and consultants of the General Partner. During the quarter ended March 31, 2006, Rio Vista adopted the provisions of SFAS 123R for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Rio Vista recorded unit-based payment expense for employees and non-employees of 35,000 ($0.02 per common unit) and $221,000 ($0.09 per common unit) for the three months ended June 30, 2007 and 2008, respectively and $75,000 ($0.04 per common unit) and $366,000 ($0.15 per common unit) for the six months ended June 30, 2007 and 2008, respectively, under the fair-value provisions of SFAS 123R.
NOTE C — LOSS PER COMMON UNIT
The following tables present reconciliations from net loss from continuing operations per common unit to loss from continuing operations per common unit assuming dilution (see note I for the warrants):

	For the three months ended June 30, 2007
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(683,000)

Basic EPS
Net loss available to the common units	(683,000)	1,910,656	$(0.36)

Effect of Dilutive Securities
Warrants

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE C — LOSS PER COMMON UNIT — Continued

	For the three months ended June 30, 2008
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(1,303,000)

Basic EPS
Net loss available to the common units	(1,303,000)	2,515,518	$(0.52)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

	For the six months ended June 30, 2007
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(1,144,000)

Basic EPS
Net loss available to the common units	(1,144,000)	1,910,656	$(0.60)

Effect of Dilutive Securities
Warrants

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

	For the six months ended June 30, 2008
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(3,327,000)

Basic EPS
Net loss available to the common units	(3,327,000)	2,484,218	$(1.34)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D — A FORMER OFFICER OF PENN OCTANE NOTE
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista and guaranteed by Penn Octane (Richter Note Payable). The promissory note has yet to be finalized. Under the proposed terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on the earlier of (1) the six (6) month anniversary of the Richter Note Payable, or (ii) the sale of all or substantially all of the assets of Rio Vista. The Richter Note Payable will accrue interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital. On June 30, 2008, Rio Vista paid $31,000 on the Richter Note Payable.
NOTE E — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2007	2008
Oklahoma:
Pipelines and equipment	$6,756,000	$7,230,000

Regional:
Land	237,000	237,000
Terminal and improvements	3,825,000	4,029,000
Automotive equipment	2,438,000	2,438,000

	6,500,000	6,704,000

	13,256,000	13,934,000
Less: accumulated depreciation and amortization	(494,000)	(1,218,000)

	$12,762,000	$12,716,000

On June 26, 2008, MV Pipeline and Concorde Resources Corporation (Concorde) entered into a pipeline construction and transportation agreement whereby MV granted the right to Concorde to construct gathering lines to connect Concorde wells to the MV transportation system. In connection with the agreement, MV has agreed to waive any transportation fees with respect to any gas which flows through the MV transportation system from these newly constructed gathering systems until such time that Concorde has received 200% of the costs associated with the construction of the gathering lines based on the usual rate charged by MV for transportation of product through its system.
Depreciation expense of property, plant and equipment from operations totaled $122,000 and $359,000 for the three months ended June 30, 2007 and 2008, respectively, and $287,000 and $736,000 for the six months ended June 30, 2007 and 2008, respectively.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — OIL AND GAS PROPERTIES AND RELATED EQUIPMENT, NET
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in oil and gas property development for the six months ended June 30, 2008 are presented below:

Development costs of leased properties:	$2,054,000
Capitalized pipeline infrastructure costs:	$424,000
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
NOTE G — DEBT OBLIGATIONS
Short-term debt obligations were as follows:

	December 31,	June 30,
	2007	2008

RZB Note	$5,000,000	$5,000,000
Moores Note	493,000	300,000
Richter Note Payable (see note D)	—	544,000

	$5,493,000	$5,844,000

Long-term debt obligations were as follows:

TCW Credit Facility	$23,689,000	$23,700,000
Seller’s Note — Regional	922,000	708,000

	24,611,000	24,408,000
Less current portion	3,361,000	24,158,000

	$21,250,000	$250,000

RZB Amendment
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5,000,000 (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008 (see note J).

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — DEBT OBLIGATIONS — Continued
Moores Note
In connection with the purchase of the Penny Assets, Rio Vista issued a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (Moores Note) payable to Gary Moores on May 19, 2008. Under the terms of the Moores Note, beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista at a conversion price equal to 90% of the 10-day average closing price of such common units as reported by the NASDAQ Stock Market at the time of conversion. The conversion option could have been exercised on only one occasion and expired on May 19, 2008. On June 27, 2008, in connection with an amendment of the Moores Note, Rio Vista made a principal payment of $100,000, plus accrued interest through that date and the maturity date of the remaining principal balance was extended to November 19, 2008. In addition, the interest rate on the remaining balance of the Moores Note was increased to 10% per annum. Simultaneously with the amendment of Moores Note, Penny agreed to the sale and transfer of certain goods and chattels to Gary Moores in exchange for $100,000 which was paid through a credit against the outstanding principal balance due under the Moores Note and Penny also received from a company owned by Gary Moores, a used vehicle with nominal value, to be used by Penny for general operations.
Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista has recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which shall be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008, the second installment was due to be paid. Regional did not make the second installment payment as it believes that there exists offsets in connection with the acquisition of Regional in excess of the payment. For the three months and six months ended June 30, 2008, $17,000 and $36,000, respectively, of the discount was amortized.
TCW Credit Facility
The TCW Credit Facility is a $30,000,000 senior secured credit facility available to Rio Vista Penny LLC with a maturity date of August 29, 2010. The amount of the initial draw under the facility was $21,700,000, consisting of $16,750,000 in assumption of the existing indebtedness in the principal amount of $16,500,000 plus accrued but unpaid interest in the amount of $250,000 owed by GM Oil to TCW, $1,950,000 in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest (ORRI) held by an affiliate of TCW, and $3,000,000 to fund the acquisition of the membership interests of GO by Rio Vista GO. TCW has also approved a plan of development (APOD) for the Oklahoma assets totaling approximately $2,000,000 which was funded during December 2007. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. The interest rate is 10.5%, increasing to 12.5% if there is an event of default. Payments under the TCW Credit Facility are interest-only until December 29, 2008. The TCW Credit Facility carries no prepayment penalty. Rio Vista ECO LLC (an indirect, wholly-owned subsidiary of Rio Vista and the direct parent of Rio Vista Penny and Rio Vista GO), Rio Vista GO, GO and MV have each agreed to guarantee payment of the Notes payable to the lenders under the TCW Credit Facility.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — DEBT OBLIGATIONS — Continued
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
Rio Vista Penny and Rio Vista GO, which hold the Oklahoma assets, are prohibited from making upstream distributions to Rio Vista until December 2008. Thereafter, upstream distributions to Rio Vista not in excess of 75% of quarterly cash flow are permitted subject to certain conditions. In addition, the TCW Credit Facility requires semi-annual reserve reports by an independent engineer which is used in determining the allowable borrowing base.
As of June 30, 2008, Rio Vista was not in compliance with all the covenants under the TCW Credit Facility although no notice of default has been given to Rio Vista. Rio Vista and TCW are currently negotiating an amendment to the TCW Credit Facility which would, among other things, allow Rio Vista to regain compliance. As a result of the non-compliance, Rio Vista has classified the TCW Credit Facility as a current liability as required by general accepted accounting principles.
Beneficial Conversion Features
In connection with the issuance of the Moores Note and TCW Credit Facility, Rio Vista recorded a beneficial conversion feature as interest expense and debt discount for the difference between carrying amount of the debt obligations and the estimated fair value of the common units to be issued upon conversion in the amount of $25,000. The amortization of the debt discount totaled approximately $18,000 for the three months and six months ended June 30, 2008.
NOTE H — PARTNERS’ CAPITAL
Common Units
On June 29, 2007, the Board of Managers of the General Partner of Rio Vista approved the grant of a restricted unit bonus of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The restricted unit bonus vested as to 8,334 units on July 1, 2007, 8,333 units on January 1, 2008, and 8,333 units on July 1, 2008. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect the award of restricted units to him. Total compensation to be recorded under the aforementioned grant of units as they vest totals $280,000.

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
On December 3, 2007, Rio Vista and Standard General entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which Rio Vista agreed to provide to the Purchasers registration rights with respect to the Common Units. Pursuant to the Registration Rights Agreement, Rio Vista agreed to file, within 90 days after the closing date for the sale of the Common Units, a shelf registration statement under the Securities Act to permit the public resale of the Common Units from time to time, including resale on a delayed or continuous basis as permitted by Rule 415 under the Securities Act. Rio Vista agreed to use its best efforts to cause the registration statement to become effective on or before the date of filing of Rio Vista’s Annual Report on Form 10-K for the year ending December 31, 2007 but no later than April 14, 2008. On February 13, 2008, Rio Vista filed a Form S-3 with the SEC. On August 1, 2008, the Form S-3 was declared effective. Rio Vista is required to pay liquidated damages to the holders of the Common Units for the period of time that the registration statement was not declared effective beginning April 14, 2008 as to all of the Common Units. In general, the amount of such damages equals 1% of the purchase price of the unregistered Common Units for each period of 30 days for which such units remain unregistered. As of August 1, 2008, the total amount of liquidated damages equaled approximately $161,000 and are recorded in the accompanying unaudited consolidated financial statements. In lieu of a cash payment, Rio Vista has agreed to issue additional common units, at a discount of 5% to the average closing price for such units as reported by the Nasdaq Global Market for the 10 trading days immediately preceding each thirty day delay in the S-3 becoming effective. Liquidated damages in the amount of approximately $81,000 and $161,000 are included in expense for the three months and six months ended June 30, 2008.
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
On July 23, 2008, a total of 6,378 common units of Rio Vista were issued to CEOcast in connection with a consulting agreement. Based on the closing price of Rio Vista’s common units at July 22, 2008, the total amount recorded as an expense on the issuance date was $77,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — PARTNERS’ CAPITAL — Continued
Private Placement of Common Units — Continued
On July 23, 2008, the board of Rio Vista authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000. The price per unit was the closing price for Rio Vista common units on May 30, 2008 as reported by the Nasdaq Global Market (see note L).
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — PARTNERS’ CAPITAL — Continued
Distributions of Available Cash — Continued
During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution. Rio Vista made the following distributions subsequent to December 31, 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner

December 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000
June 2008	08/14/08	$0.25	$679,000	$14,000
NOTE I — UNIT WARRANTS
Options and Warrants
Rio Vista has no U.S. employees and is managed by its General Partner. Rio Vista applies SFAS 123R for warrants granted to employees and managers of the General Partner and for warrants issued to acquire goods and services from non-employees.
Equity Incentive Plan
On January 23, 2008, the board of managers of the General Partner approved the grant of options to purchase a total of 16,250 common units under Rio Vista’s 2005 Equity Incentive Plan to certain outside members of the board of managers of the General Partner. The exercise price for the options is $14.42 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on January 23, 2008. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuances do not involve any public offering of securities. Total cost recorded at grant date was $100,000.
On May 28, 2008, Rio Vista and Strategic Growth International (SGI), entered into a one year consulting agreement whereby SGI has agreed to provide public relations consulting services. The agreement may be cancelled after 6 months. In connection with the agreement, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance. Total cost recorded at the grant date was $161,000.
For warrants granted to non-employees of the General Partner, Rio Vista applies the provisions of SFAS 123R to determine the fair value of the warrants issued. No warrants were granted to non-employees of the General Partner for the three months and six months ended June 30, 2007 and 2008.

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
On November 20, 2007, Rio Vista, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. in the District Court in McIntosh County, Oklahoma.  This action was filed in response to Energy Spectrum’s assertion that Rio Vista, Rio Vista Penny, LLC, as well as GM Oil Properties, Inc. owed  Energy Spectrum a commission allegedly due and owing based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM Oil Properties, Inc. The foundation for the Energy Spectrum claim is a January 22, 2007 written agreement signed by Energy Spectrum and GM Properties, Inc.  Neither Rio Vista nor Rio Vista Penny were parties to this agreement. Based in part on the fact that the GM Oil Properties acquisition was an asset purchase, rather than a stock sale, management believes that the Rio Vista entities should have no liability for any obligation that GM Oil Properties, Inc. may have to Energy Spectrum. Discovery is currently pending.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility, Letters of Credit and Other
As of June 30, 2008, Penn Octane no longer is purchasing Fuel Products which were historically financed through its credit facility with RZB. However, as of June 30, 2008, Penn Octane’s credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) was still outstanding as a result of the RZB Loan which was issued to Rio Vista during July 2007 (see below). The RZB Credit Facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the Spin-Off, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto, other than the Oklahoma assets. Rio Vista’s guarantee and asset pledge continue under the existing RZB Credit Facility. In addition, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.
Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
On July 26, 2007, as a condition of the Loan Agreement, Penn Octane entered into a First Amendment to Line Letter (First Amendment) with RZB. The First Amendment amends the Amended and Restated Line Letter dated as of September 14, 2004 between Penn Octane and RZB. The First Amendment reduced the amount of the RZB Credit Facility from $15,000,000 to $10,000,000. Subject to RZB’s discretion, the amount of the RZB Credit Facility will be increased dollar for dollar by Rio Vista’s principal repayments under the Loan Agreement. During July 2008, Penn Octane entered into a second amendment to the Line Letter (Second Amendment) with RZB effectively extending the maturity date of the RZB Note through August 29, 2008 (see note G).
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000. As of June 30, 2008, neither Penn Octane nor Rio Vista had a minimum net worth of $10,000,000.
A portion of restricted cash reflected in the accompanying unaudited balance sheet at June 30, 2008 in the amount of $1,000,000, represents the amount of cash which RZB has indicated it will require as additional collateral on Rio Vista’s obligation under the RZB Note.
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
CEOcast
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast received cash fees of $7,500 per month and Rio Vista agreed to issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common Units on March 31, 2008 based on a calculation of units as more fully described in the consulting agreement. The delivery of any Common Units was to be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. In accordance with the Agreement, during April 2008, Rio Vista provided notice to CEOcast that it would not renew the Agreement upon the expiration in July 2008. As of June 30, 2008, Rio Vista was obligated to provide CEOcast a total of 6,378 Common Units. Based on the closing price of Rio Vista Common Units as of July 23, 2008, the date that the units were issued to CEOcast, Rio Vista recorded additional expense of $77,000 associated with the issuance of the common units as of June 30, 2008.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Strategic Growth International
On May 28, 2008, Rio Vista and SGI each entered into a one year consulting agreement whereby SGI has agreed to provide public relations consulting services. The agreement may be cancelled after 6 months. In connection with the agreement, Penn Octane and Rio Vista are each required to pay monthly fees of $9,000 per month. In addition, under the agreement between Rio Vista and SGI, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE K — OIL AND GAS SALES CONTRACT
Rio Vista sells oil and gas in the normal course of its business and utilizes sales contracts in the form of guaranteed fixed prices to minimize the variability in forecasted cash flows due to price movements in oil and gas.
As of June 30, 2008, the following contracts are in effect:

Date	Terms
- April 2008 – October 2008:	1.0 MMcf/d @ $6.35/Mcf (MV Pipeline production)
- April 2008 – October 2008:	0.5 MMcf/d @ $7.97/Mcf (Brooken Pipeline production)
- November 2008 – March 2009:	1.0 MMcf/d @ $8.61/Mcf (MV Pipeline production)
- November 2008 – March 2009:	0.5 MMcf/d @ $8.61/Mcf (Brooken Pipeline production)
The contracts currently in place cover substantially all of Rio Vista’s current production.
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
Sale — Purchase of Rio Vista Common Units
At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Rio Vista and the Nasdaq Stock Market (Nasdaq) regarding Rio Vista’s compliance with Nasdaq’s Marketplace Rule 4450(a)(3) on capital adequacy, the board of Rio Vista authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000.  Thereafter, Rio Vista’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to Nasdaq, and notified Nasdaq regarding the proposed issuance of its units.  Rio Vista also filed a listing of additional units notification with Nasdaq (LAS) based on its intention to go forward with the proposed purchase and sale. Following further discussions with Nasdaq, at board meetings on July 15, 2008, the boards of both Rio Vista and Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to Nasdaq approval of Rio Vista’s LAS. On July 23, 2008, after the period of review for the LAS passed, the common units were issued to Penn Octane.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE L — RELATED PARTY TRANSACTIONS — Continued
Loans To Rio Vista
As of June 30, 2008, Rio Vista owed Penn Octane approximately $1,200,000. These amounts owed to Penn Octane plus $800,000 of additional loan amounts made by Penn Octane to Rio Vista between July 1, 2008 and July 23, 2008 were offset against the amounts owed by Penn Octane to acquire Rio Vista common units (see above). In addition, subsequent to June 30, 2008, Penn Octane has loaned additional amounts to Rio Vista for the sole purpose of allowing Rio Vista to fund ongoing operations. During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution.
As a result of the above issuance, Rio Vista increased its equity by an additional $2,000,000. Based on the net worth of Rio Vista at June 30, 2008, adjusted for the above issuance, Rio Vista’s net worth of $7,916,000 is below the minimum amount required by Nasdaq. Rio Vista’s plan of compliance with Nasdaq also contemplated the raising of additional equity and debt capital to fund operations and to fund planned capital expenditures to allow Rio Vista to increase revenues and net income associated with the Oklahoma assets. Since June 30, 2008, Penn Octane has continued to fund Rio Vista in the form of loans; and after giving effect to Penn Octane’s July 23, 2008 purchase of units and the payment of Penn Octane’s loans credited in connection with the purchase, Penn Octane has approximately $1,100,000 in additional outstanding loans as of August 18, 2008. Rio Vista expects that it will be able to meet the required minimum net worth either from the conversion of additional loans from Penn Octane to Rio Vista to equity assuming it is authorized and completed and/or from the sale of additional equity to third parties.
Nasdaq has informed Rio Vista that it will continue to monitor Rio Vista in assuring that Rio Vista continues to meet the minimum net worth requirement. In the event that Rio Vista should fail to meet the minimum net worth requirement based on the Rio Vista’s September 30, 2008 quarterly report, Nasdaq has indicated that Rio Vista may be subject to delisting.
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
(UNAUDITED)
NOTE L — RELATED PARTY TRANSACTIONS — Continued
Omnibus Agreement — Continued
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
Under the terms of the Omnibus Agreement, Penn Octane charged Rio Vista $166,000 and $196,000 for expenses during the three months and six months ended June 30, 2008, respectively.
NOTE M — 401K
Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee compensation. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional has made no discretionary contributions since the acquisition of Regional to June 30, 2008.
NOTE N — REALIZATION OF ASSETS
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista had a loss from continuing operations for each of the two years ended December 31, 2007 and the three months and six months ended June 30, 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma assets are held as collateral against the TCW Credit Facility. The current portion of the TCW Credit Facility, the Moores Note, the RZB Note, and the Seller Note — Regional are all short-term in nature and amounts due in the current year are approximately $29,458,000.
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
(UNAUDITED)
NOTE N — REALIZATION OF ASSETS — Continued
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE O — SEGMENT INFORMATION
Rio Vista has the following reportable segments for the three months and six months ended June 30, 2008: Transportation and Terminalling and Oil and Gas. The Transportation and Terminalling segment transports bulk liquids, including chemical and petroleum products, by truck and provides terminalling and storage services, the Oil and Gas segment produces, transports and sells oil and gas.
Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the three months and six months ended June 30, 2008. The Transportation and Terminalling segment commenced August 22, 2006 and the Oil and Gas segment commenced November 19, 2007.
Three months ended June 30, 2008:

	Transportation and
	Terminalling	Oil and Gas	Totals

Revenues from external customers	2,153,000	1,857,000	4,010,000
Interest expense	293,000	659,000	952,000
Interest income	—	—	—
Depreciation and amortization	258,000	214,000	472,000
Segment gross profit	545,000	194,000	739,000
Segment assets	12,297,000	36,409,000	48,706,000
Segment liabilities	4,378,000	27,292,000	31,670,000
Expenditure for segment assets	32,000	2,137,000	2,169,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments			$4,617,000
Elimination of intersegment revenues			(607,000)

Total consolidated revenues			$4,010,000

Profit (loss)
Total gross profit for reportable Segments			739,000
Other gross profit			—
Selling, general and administrative expense			(1,204,000)
Interest and Fuel Products financing expense			(967,000)
Interest income			—
Elimination of intersegment profits			—
Unallocated amounts
Corporate headquarters expense			—
Other expenses			—

Consolidated income from continuing operations before income tax			$(1,432,000)

Assets
Total assets for reportable segments			48,706,000
Other assets			252,000
Corporate headquarters			—
Other unallocated amounts			—

Total consolidated assets			$48,958,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE O — SEGMENT INFORMATION — Continued
Six months ended June 30, 2008:

	Transportation and
	Terminalling	Oil and Gas	Totals

Revenues from external customers	4,260,000	2,844,000	7,104,000
Interest expense	514,000	1,297,000	1,811,000
Interest income	—	7,000	7,000
Depreciation and amortization	540,000	406,000	946,000
Segment gross profit	901,000	519,000	1,420,000
Segment assets	12,297,000	36,409,000	48,706,000
Segment liabilities	4,378,000	27,292,000	31,670,000
Expenditure for segment assets	200,000	2,820,000	3,020,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments			$8,661,000
Elimination of intersegment revenues			(1,557,000)

Total consolidated revenues			$7,104,000

Profit (loss)
Total gross profit for reportable Segments			1,420,000
Other gross profit			—
Selling, general and administrative expense			(3,076,000)
Interest and Fuel Products financing expense			(1,843,000)
Interest income			7,000
Elimination of intersegment profits			—
Unallocated amounts
Corporate headquarters expense			—
Other expenses			—

Consolidated income from continuing operations before income tax			$(3,492,000)

Assets
Total assets for reportable segments			48,706,000
Other assets			252,000
Corporate headquarters			—
Other unallocated amounts			—

Total consolidated assets			$48,958,000

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
The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our General Partner’s management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section in Rio Vista’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. All forward-looking statements speak only as of the date of this Quarterly Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Overview
Historical Assets and Operations
From inception until December 31, 2007, Rio Vista was focused on the operation of the assets acquired from Penn Octane, including an LPG terminal facility in Matamoros, Mexico and approximately 23 miles of pipelines connecting the Matamoros Terminal Facility to an LPG terminal facility in Brownsville, Texas. After August 2006, Rio Vista operated this system exclusively on behalf of TransMontaigne Partners L.P. and its affiliates (TransMontaigne) to transport their LPG on a fee for service basis.
In August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne, including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all LPG inventory (Rio Vista Restated PSA). In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, Rio Vista no longer operates the assets acquired from Penn Octane or conducts the businesses it had historically conducted. During the quarter ended June 30, 2008, Rio Vista recorded a loss from discontinued operations of $343,000 related to additional expense of its Mexican subsidiaries in excess of initial estimates and in excess of the amount of purchase price retained by TransMontaigne for such contingencies.
Current Assets and Operations
In July 2007, Rio Vista acquired Regional and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business. Beginning March 1, 2008, Rio Vista Operating LLC became the operator of the Oklahoma assets.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets.  During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4.0 million.
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
Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional common units. Currently, substantially all of Rio Vista’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility described below under “Debt Obligations” the TCW Credit Facility and the RZB Loan Agreement. Accordingly Rio Vista may be unable to obtain additional financing collateralized by those assets.
See note G to the unaudited consolidated financial statements for Rio Vista’s debt obligations and note J for a discussion of the RZB Credit Facility.
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
During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution. Rio Vista made the following distributions subsequent to December 31, 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner

December 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000
June 2008	08/14/08	$0.25	$679,000	$14,000

Debt Obligations
RZB Loan Agreement
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5.0 million (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008 (see note J to the unaudited consolidated financial statements). Under the RZB Note, either Rio Vista or Penn Octane is required to maintain a minimum net worth of $10 million. In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of Regional. Penn Octane, Regional and RVOP have also provided a guaranty of Rio Vista’s obligations under the RZB Loan Agreement in favor of RZB. As of June 30, 2008, neither Penn Octane nor Rio Vista had a minimum net worth of $10.0 million.
TCW Credit Facility
In connection with the acquisition of certain of the Oklahoma assets, Rio Vista Penny LLC, an indirect, wholly-owned subsidiary of Rio Vista, entered into a $30 million senior secured credit facility (TCW Credit Facility) with TCW Asset Management Company and certain TCW Energy Fund X investors (collectively, TCW) in November 2007. The TCW Credit Facility has a maturity date of August 29, 2010. However, at any time during the period from May 19, 2008 through November 19, 2009, TCW has the right to demand payment of $2.2million of the amount outstanding under the TCW Credit Facility. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds. The interest rate on borrowings under the TCW Credit Facility is 10.5%, increasing to 12.5% if there is an event of default. Payments under the TCW Credit Facility are interest-only until December 29, 2008. The TCW Credit Facility has no prepayment penalty. Certain Rio Vista subsidiaries have guaranteed payment of the obligations outstanding under the TCW Credit Facility. Rio Vista Penny and Rio Vista GO LLC, an indirect, wholly-owned subsidiary of Rio Vista, both of which hold all of the Oklahoma assets, are prohibited from making upstream distributions to Rio Vista before November 30, 2008. Thereafter, upstream distributions to Rio Vista not in excess of 75% of quarterly cash flow are permitted subject to certain conditions. As of June 30, 2008, Rio Vista was not in compliance with all the covenants under the TCW Credit Facility although no notice of default has been given to Rio Vista. Rio Vista and TCW are currently negotiating an amendment to the TCW Credit Facility which would, among other things, allow Rio Vista to regain compliance. As a result of the non-compliance, Rio Vista has classified the TCW Credit Facility as a current liability as required by general accepted accounting principles.
RZB Credit Facility Guarantee
As of June 30, 2008, Penn Octane no longer is purchasing Fuel Products which were historically financed through its credit facility with RZB. However, as of June 30, 2008, Penn Octane’s credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) was still outstanding as a result of the RZB Loan which was issued to Rio Vista during July 2007 (see above). In connection with the spin-off of the LPG business by Penn Octane to Rio Vista, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto, other than the Oklahoma assets. In addition, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.

Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
Moores Note
In connection with the purchase of the Penny Assets, Rio Vista issued a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (the Moores Note) payable to Gary Moores on May 19, 2008. Under the terms of the Moores Note, beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista at a conversion price equal to 90% of the 10-day average closing price of such common units as reported by the NASDAQ Stock Market at the time of conversion. The conversion option could have been exercised on only one occasion and expired on May 19, 2008. On June 27, 2008, in connection with an amendment of the Moores Note, Rio Vista made a principal payment of $100,000, plus accrued interest through that date and the maturity date of the remaining principal balance was extended to November 19, 2008. In addition, the interest rate on the remaining balance of the Moores Note was increased to 10% per annum. Simultaneously with the amendment of Moores Note, Penny agreed to the sale and transfer of certain goods and chattels to Gary Moores in exchange for $100,000 which was paid through a credit against the outstanding principal balance due under the Moores Note and Penny also received from a company owned by Gary Moores, a used vehicle with nominal value, to be used by Penny for general operations.
Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1.0 million to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista has recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which shall be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008, the second installment was due to be paid. Regional did not make the second installment payment as it believes that there exists offsets in connection with the acquisition of Regional in excess of the payment. For the three months and six months ended June 30, 2008, $17,000 and $36,000, respectively, of the discount was amortized.
A Former Officer of Penn Octane Note
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista and guaranteed by Penn Octane (Richter Note Payable). The promissory note has yet to be finalized. Under the proposed terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on the earlier of (1) the six (6) month anniversary of the Richter Note Payable, or (ii) the sale of all or substantially all of the assets of Rio Vista. The Richter Note Payable will accrue interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital. On June 30, 2008, Rio Vista paid $31,000 on the Richter Note Payable.

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
CEOcast Agreement
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast will receive cash fees of $7,500 per month and Rio Vista agreed to issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common Units on March 31, 2008 based on a calculation of units contained in the consulting agreement. The delivery of any Common Units was to be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. In accordance with the Agreement, during April 2008 Rio Vista provided notice to CEOcast that it would not renew the Agreement upon the expiration in July 2008. As of June 30, 2008, Rio Vista was obligated to provide CEOcast a total of 6,378 Common Units. Based on the closing price of Rio Vista Common Units as of July 23, 2008, the date that units were issued to CEOcast, Rio Vista recorded additional expense of $77,000 associated with the issuance of the common units as of June 30, 2008.

Strategic Growth International
On May 28, 2008, Rio Vista and SGI each entered into a one year consulting agreement whereby SGI has agreed to provide public relations consulting services. The agreement may be cancelled after 6 months. In connection with the agreement, Penn Octane and Rio Vista are each required to pay monthly fees of $9,000 per month. In addition, under the agreement between Rio Vista and SGI, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance.
Related Party Transactions
At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Rio Vista and the Nasdaq Stock Market (Nasdaq) regarding Rio Vista’s compliance with Nasdaq’s Marketplace Rule 4450(a)(3) on capital adequacy, the board of Rio Vista authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2.0 million.  Thereafter, Rio Vista’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to Nasdaq, and notified Nasdaq regarding the proposed issuance of its units.  Rio Vista also filed a listing of additional units notification with Nasdaq (LAS) based on its intention to go forward with the proposed purchase and sale. Following further discussions with Nasdaq, at board meetings on July 15, 2008, the boards of both Rio Vista and Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to Nasdaq approval of Rio Vista’s LAS. On July 23, 2008, after the period of review for the LAS passed, the common units were issued to Penn Octane.
As of June 30, 2008, Rio Vista owed Penn Octane approximately $1.2 million. These amounts owed to Penn Octane plus $800,000 of additional loan amounts made by Penn Octane to Rio Vista between July 1,2008 and July 23, 2008 were offset against the amounts owed by Penn Octane to acquire Rio Vista units (see above). In addition, subsequent to June 30, 2008, Penn Octane has loaned additional amounts to Rio Vista for the sole purpose of allowing Rio Vista to fund ongoing operations. During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution.
As a result of the above issuance, Rio Vista increased its equity by an additional $2 million. Based on the net worth of Rio Vista at June 30, 2008, adjusted for the above issuance, Rio Vista’s net worth of $7.9 million is below the minimum amount required by Nasdaq. Rio Vista’s plan of compliance with Nasdaq also contemplated the raising of additional equity and debt capital to fund operations and to fund planned capital expenditures to allow Rio Vista to increase revenues and net income associated with the Oklahoma assets. Since June 30, 2008, Penn Octane has continued to fund Rio Vista in the form of loans; and after giving effect to Penn Octane’s July 23, 2008 purchase of units and the payment of Penn Octane’s loans credited in connection with the purchase, Penn Octane has approximately $1.1 million in additional outstanding loans as of August 18, 2008. Rio Vista expects that it will be able to meet the required minimum net worth either from the conversion of additional loans from Penn Octane to Rio Vista to equity assuming it is authorized and completed and/or from the sale of additional equity to third parties. Furthermore, the ability of Rio Vista to obtain additional equity financing as described above and/or additional debt financing will enable Rio Vista to increase its revenues. Rio Vista believes that it will complete an additional financing transaction by September 30, 2008.
Nasdaq has informed Rio Vista that it will continue to monitor Rio Vista in assuring that Rio Vista continues to meet the minimum net worth requirement. In the event that Rio Vista should fail to meet the minimum net worth requirement based on the Rio Vista’s September 30, 2008 quarterly report, Nasdaq has indicated that Rio Vista may be subject to delisting.

Realization of Assets
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista had a loss from continuing operations for each of the two years ended December 31, 2007 and the three months and six months ended June 30, 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma assets are held as collateral against the TCW Credit Facility. The current portion of the TCW Credit Facility, the Moores Note, the RZB Note, and the Seller Note — Regional are all short-term in nature and amounts due in the current year are approximately $29.5 million.
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

Three months ended June 30, 2008 Compared With Three months ended June 30, 2007

	THREE MONTHS ENDED JUNE 30, 2008
	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	1,857,000	2,153,000	—	—	4,010,000

Cost Of Goods Sold	1,663,000	1,608,000	—	—	3,271,000

Gross Profit	194,000	545,000	—	—	739,000

Selling, General And Administrative Expenses	52,000	197,000	—	955,000	1,204,000

Operating Income (loss)	142,000	348,000	—	(955,000)	(465,000)
Other Income (Expense)

Interest Expense	(659,000)	(292,000)	—	(16,000)	(967,000)

Interest Income	—	—	—	—	—

Loss From Operations

Before Taxes	(517,000)	56,000	—	(971,000)	(1,432,000)
Provision (Benefit) for Income Taxes	(66,000)	(36,000)	—	—	(102,000)

Loss on sale of discontinued operations	—	—	343,000	—	343,000

Net Income (Loss)	(451,000)	92,000	(343,000)	(971,000)	(1,673,000)

	THREE MONTHS ENDED JUNE 30, 2007
	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	—	—	436,000	—	436,000

Cost Of Goods Sold	—	—	402,000	—	402,000

Gross Profit	—	—	34,000	—	34,000
Selling, General And Administrative Expenses	—	—	54,000	638,000	692,000

Operating Income (loss)	—	—	(20,000)	(638,000)	(658,000)

Other Expense
Interest Expense	—	—	(26,000)	—	(26,000)

Income (Loss) From

Operations Before Taxes	—	—	(46,000)	(638,000)	(684,000)
Provision For Income Taxes	—	—	—	13,000	13,000

Net Income (loss)	—	—	(46,000)	(651,000)	(697,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007

(c)	Business commenced in August 2006 and sold December 31, 2007

Six months ended June 30, 2008 Compared With Six months ended June 30, 2007

	SIX MONTHS ENDED JUNE 30, 2008
	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	2,844,000	4,260,000	—	—	7,104,000

Cost Of Goods Sold	2,325,000	3,370,000	—	(11,000)	5,684,000

Gross Profit	519,000	890,000	—	11,000	1,420,000
Selling, General And Administrative Expenses	81,000	442,000	—	2,553,000	3,076,000

Operating Income (loss)	438,000	448,000	—	(2,542,000)	(1,656,000)
Other Expense

Interest Expense	(1,297,000)	(514,000)	—	(32,000)	(1,843,000)
Interest income	7,000	—	—	—	7,000

Income (Loss) From

Operations Before Taxes	(852,000)	(66,000)	—	(2,574,000)	(3,492,000)

Provision (Benefit) For Income Taxes	(66,000)	(31,000)	—	—	(97,000)

Loss on sale of discontinued operations	—	—	343,000	—	343,000

Net Income (loss)	(786,000)	(35,000)	(343,000)	(2,574,000)	(3,738,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007

(c)	Business commenced in August 2006 and sold December 31, 2007

	SIX MONTHS ENDED JUNE 30, 2007
	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	—	—	1,115,000	—	1,115,000

Cost Of Goods Sold	—	—	796,000	—	796,000

Gross Profit	—	—	319,000	—	319,000
Selling, General And Administrative Expenses	—	—	115,000	1,296,000	1,411,000

Operating Income (loss)	—	—	204,000	(1,296,000)	(1,092,000)
Other Expense

Interest Expense	—	—	(51,000)	—	(51,000)

Income (Loss) From

Operations Before Taxes	—	—	153,000	(1,296,000)	(1,143,000)
Provision For Income Taxes	—	—	—	24,000	24,000

Net Income (loss)	—	—	153,000	(1,320,000)	(1,167,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007

(c)	Business commenced in August 2006 and sold December 31, 2007
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
During late 2006, all of 2007 and the first three months of 2008, our General Partner’s accounting department consisted of only the controller, an accounting clerk and the chief financial officer. Such a limited number of financial and accounting personnel makes segregation of duties difficult. In late 2006, our General Partner’s chief executive officer resigned and the chief financial officer assumed both the duties of the chief executive officer and the chief financial officer. Prior to his departure, the former chief executive officer provided some additional controls over financial reporting and accounting, although the internal control environment was still limited. Thus, the material weakness was compounded when the chief financial officer began functioning in a dual capacity beginning in 2006. In March 2008, our General Partner’s accounting clerk resigned. As a result, our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, and a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2008.
Since March 31, 2008, management has taken the following steps to improve internal control over financial reporting:
•
In May 2008, our General Partner hired an assistant controller to provide additional assistance with internal accounting responsibilities and financial reporting. The newly hired assistant controller has previous oil and gas experience.

•
In June 2008, our General Partner verbally agreed to hire a vice president, who will primarily oversee the operations of our oil and gas properties. We are currently negotiating the final terms of his contract.

•
In June 2008, our General Partner began discussions with a potential Chief Executive Officer candidate. This candidate has extensive oil and gas expertise. We are currently negotiating with this candidate in an effort to have him accept the role as Chief Executive Officer.

•
In March 2008 and in connection with the acquisition of the Oklahoma operations, our General Partner hired two employees who were previously engaged in accounting functions of those businesses. We are currently training those employees.

•
In May 2008, our General Partner engaged the services of a software consulting firm to implement an Oracle ERP accounting software system. This system is intended to enhance internal controls over the ability to enter transactions into the financial system and financial reporting. This system will also provide for multiple user access, timely access to accounting information and additional data security.

•	Management is currently reviewing employee compensation and incentives to ensure that it continues to attract and retain qualified employees.
Before concluding that the material weakness has been remediated, management believes that the new internal controls should be implemented and operational for a sufficient period of time to demonstrate that the controls are operating effectively.
During the quarter ended June 30, 2008, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See notes H and I to the unaudited consolidated financial statements included in this report.
The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve a public offering of securities.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Purchases of Rio Vista Eneregy Partners L.P. common units — see note L to Rio Vista’s Unaudited Consolidated Financial Statements included in this Quarterly Report.

Item 6. Exhibits
The following Exhibits are filed as part of this report:

Exhibit No.

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
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

RIO VISTA ENERGY PARTNERS L.P.

	By:	Rio Vista GP LLC, its General Partner

August 19, 2008	By:	/s/ Ian T. Bothwell

Ian T. Bothwell
Acting Chief Executive Officer, Acting President,
Vice-President, Chief Financial Officer, Treasurer
and Assistant Secretary (Principal Executive,
Financial and Accounting Officer) of Rio Vista GP
LLC, general partner of Rio Vista Energy Partners
L.P.

EXHIBIT INDEX

Exhibit
No.	Description

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002