Form 10-Q
period 2008-09-30
RIO VISTA ENERGY PARTNERS LP
filed 2008-11-17
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of common units outstanding on November 7, 2008 was 2,762,463.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION
Item 1.
Report of Independent Registered Public Accounting Firm
To the Board of Managers of Rio Vista GP LLC,
General Partner of Rio Vista Energy Partners L.P.
We have reviewed the consolidated balance sheet of Rio Vista Energy Partners L.P. and subsidiaries (Rio Vista) as of September 30, 2008, the consolidated statements of operations for the three months and nine months ended September 30, 2007 and 2008 and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2008 and the consolidated statement of partners’ capital for the nine months ended September 30, 2008. These interim consolidated financial statements are the responsibility of Rio Vista’s management.
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
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
November 14, 2008

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December, 31	September 30,
	2007	2008
		(Unaudited)
Current Assets
Cash	$3,450,000	$963,000
Restricted cash	26,000	27,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at December 31, 2007 and September 30, 2008)	1,446,000	2,136,000
Prepaid expenses and other current assets	453,000	408,000

Total current assets	5,375,000	3,534,000
Oil and gas properties and related equipment (successful efforts method) — net	26,197,000	28,256,000
Property, plant and equipment — net	12,762,000	12,566,000
Other non-current assets	—	15,000
Goodwill	5,121,000	5,121,000

Total assets	$49,455,000	$49,492,000

The accompanying notes and accountants’ report are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND PARTNERS’ CAPITAL

	December, 31	September 30,
	2007	2008
		(Unaudited)
Current Liabilities
Current maturities of long-term debt	$3,361,000	$5,738,000
Short-term debt	5,493,000	5,875,000
Due to Penn Octane Corporation, net	347,000	852,000
Accounts payable	2,101,000	2,637,000
Taxes payable	618,000	811,000
Accrued liabilities	1,476,000	2,584,000

Total current liabilities	13,396,000	18,497,000
Commitments and contingencies	—	—
Long-term debt, less current maturities	21,250,000	19,688,000
Deferred income taxes	3,238,000	2,924,000
Partners’ Capital
Common units	11,340,000	8,215,000
General Partner’s equity	231,000	168,000

Total partners’ capital	11,571,000	8,383,000

Total liabilities and partners’ capital	$49,455,000	$49,492,000

The accompanying notes and accountants’ report are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2008	2007	2008
Revenues	$1,650,000	$4,698,000	$2,765,000	$11,803,000
Cost of goods sold	1,271,000	3,702,000	2,067,000	9,387,000

Gross profit	379,000	996,000	698,000	2,416,000
Selling, general and administrative expenses and other
Legal and professional fees	467,000	225,000	989,000	1,396,000
Salaries and payroll related expenses	414,000	365,000	706,000	1,229,000
Other	413,000	461,000	1,010,000	1,503,000

	1,294,000	1,051,000	2,705,000	4,128,000

Operating loss from operations	(915,000)	(55,000)	(2,007,000)	(1,712,000)
Other income (expense)
Interest expense	(205,000)	(978,000)	(256,000)	(2,694,000)
Interest income	5,000	2,000	6,000	8,000

Loss from operations before taxes	(1,115,000)	(1,031,000)	(2,257,000)	(4,398,000)
Provision (benefit) for income taxes	44,000	7,000	69,000	(91,000)

Net loss from continuing operations	$(1,159,000)	$(1,038,000)	$(2,326,000)	$(4,307,000)
Loss on sale of discontinued operations	—	—	—	(343,000)

Net loss	$(1,159,000)	$(1,038,000)	$(2,326,000)	$(4,650,000)

Net loss allocable to the partners	$(1,159,000)	$(1,038,000)	$(2,326,000)	$(4,650,000)
Less General Partner’s interest in net loss	23,000	21,000	46,000	93,000

Net loss allocable to the common units	$(1,136,000)	$(1,017,000)	$(2,280,000)	$(4,557,000)

Net loss from continuing operations per common unit	$(0.59)	$(0.38)	$(1,19)	$(1.66)
Net loss from discontinued operations per common unit	—	—	—	(0.13)

Net loss per common unit	$(0.59)	$(0.38)	$(1,19)	$(1.79)

Weighted average common units outstanding	1,935,656	2,670,740	1,919,264	2,546,846

The accompanying notes and accountants’ report are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(UNAUDITED)

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital

Balance as of December 31, 2007	2,429,206	$11,340,000	$231,000	$11,571,000

Net loss	—	(4,557,000)	(93,000)	(4,650,000)
Exercise of options for cash	61,875	759,000	15,000	774,000
Exercise of options in exchange for severance package	15,625	217,000	5,000	222,000
Units issued as bonus compensation	8,812	120,000	3,000	123,000
Registration costs	—	(308,000)	(6,000)	(314,000)
Cash distribution to partners	—	(1,916,000)	(39,000)	(1,955,000)
Contribution from the General Partner	—	116,000	2,000	118,000
Issuance of common units	197,628	1,960,000	40,000	2,000,000
Unit-based compensation	—	406,000	8,000	414,000
Units issued to consultant	6,378	78,000	2,000	80,000

Balance as of September 30, 2008	2,719,524	$8,215,000	$168,000	$8,383,000

The accompanying notes and accountants’ report are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,	September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(2,326,000)	$(4,650,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	581,000	1,533,000
Unit-based compensation	259,000	414,000
Amortization of loan discount	10,000	54,000
Beneficial conversion amortization	—	18,000
Loss on sale of discontinued operations	—	343,000
Gain on sale of assets	—	(20,000)
Changes in current assets and liabilities:
Trade accounts receivable	(278,000)	(690,000)
Prepaid and other current assets	(248,000)	45,000
Trade accounts payable	941,000	—
Due to Penn Octane Corporation, net	2,485,000	505,000
Accrued liabilities and other accounts payable	206,000	1,412,000
U.S. and foreign taxes payable	166,000	192,000

Net cash provided by operating activities	1,796,000	(844,000)
Cash flows from investing activities:
Capital expenditures	(6,000)	(3,559,000)
Other non-current assets	(5,000)	(15,000)
Costs to acquire Regional Enterprizes, Inc.	(7,982,000)	—
Purchase price adjustments — Oklahoma assets	—	83,000

Net cash used in investing activities	(7,993,000)	(3,491,000)
Cash flows from financing activities:
Proceeds from exercise of options	—	774,000
Registration costs	—	(314,000)
Cash distributions to partners	(1,469,000)	(1,955,000)
Reduction of debt	—	(350,000)
Issuance of debt	5,000,000	1,575,000
Refundable deposit	6,500,000	—
Capital contribution and issuance of common units	—	2,118,000

Net cash used in financing activities	10,031,000	1,848,000

Net change in cash	3,834,000	(2,487,000)
Cash at beginning of period	3,896,000	3,450,000

Cash at end of period	$7,730,000	$963,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$124,000	$3,138,000

Supplemental disclosures of noncash transactions:
Units and warrants issued and other	$—	$424,000

Unit-based compensation	$259,000	$414,000

Exchange of assets for note reduction	$—	$100,000

Sellers’ note, net of discount	$884,000	$—

The accompanying notes and accountants’ report are an integral part of these statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP), (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the General Partner interest. The General Partner is Rio Vista GP LLC (General Partner) and is 75% owned by Penn Octane and Penn Octane has 100% voting control over the General Partner pursuant to a voting agreement with the other owner of the General Partner. Common unitholders do not participate in the management of Rio Vista. The General Partner is entitled to receive distributions from Rio Vista on its General Partner interest and additional incentive distributions (see note H) as provided in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.
Until December 31, 2007, Rio Vista was focused on the operation of the LPG terminal facility and pipelines. After August 2006, Rio Vista operated this system exclusively on behalf of TransMontaigne Partners L.P. and its affiliates, or TransMontaigne, to transport their LPG on a fee for services basis.
In August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne, including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all LPG inventory (Rio Vista Restated PSA). In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, Rio Vista no longer operates the assets associated with the LPG business it had historically conducted. During the nine months ended September 30, 2008, Rio Vista recorded a loss from discontinued operations of $343,000 related to additional expense of its Mexican subsidiaries in excess of initial estimates and in excess of the amount of purchase price retained by TransMontaigne for such contingencies.
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
The unaudited consolidated balance sheet as of September 30, 2008, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2007 and 2008 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2007 and 2008, have been prepared by Rio Vista without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of September 30, 2008, the unaudited consolidated results of operations for the three months and nine months ended September 30, 2007 and 2008 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2007 and 2008.
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
In accordance with the guidance of the SEC Staff Accounting Bulletin No. 108 which Rio Vista adopted in September 2006, Rio Vista corrected an immaterial misstatement in its December 31, 2007 financial statements and quarterly financial statements for the quarters ended March 31, 2008 and June 30, 2008 related to an error in the over accrual of interest expense in the amount of $109,000, $63,000 and $63,000, respectively and overstatement of accrued liabilities in the amount of $109,000, $172,000 and $235,000, respectively.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B — UNIT-BASED PAYMENT — Continued
Rio Vista utilizes unit-based awards as a form of compensation for employees, officers, managers and consultants of the General Partner. During the quarter ended March 31, 2006, Rio Vista adopted the provisions of SFAS 123R for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Rio Vista recorded unit-based payment expense for employees and non-employees of $90,000 ($0.05 per common unit) and $48,000 ($0.02 per common unit) for the three months ended September 30, 2007 and 2008, respectively and $166,000 ($0.09 per common unit) and $414,000 ($0.17 per common unit) for the nine months ended September 30, 2007 and 2008, respectively, under the fair-value provisions of SFAS 123R.
NOTE C — LOSS PER COMMON UNIT
The following tables present reconciliations from net loss from continuing operations per common unit to loss from continuing operations per common unit assuming dilution (see note I for the warrants):

	For the three months ended September 30, 2007
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(1,136,000)

Basic EPS
Net loss available to the common units	(1,136,000)	1,935,656	$(0.59)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE C — LOSS PER COMMON UNIT — Continued

	For the three months ended September 30, 2008
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(1,017,000)

Basic EPS
Net loss available to the common units	(1,017,000)	2,670,740	$(0.38)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

	For the nine months ended September 30, 2007
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(2,280,000)

Basic EPS
Net loss available to the common units	(2,280,000)	1,919,264	$(1.19)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

	For the nine months ended September 30, 2008
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(4,221,000)

Basic EPS
Net loss available to the common units	(4,221,000)	2,546,846	$(1.66)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D — A FORMER OFFICER OF PENN OCTANE NOTE
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista, guaranteed by Penn Octane (Richter Note Payable) and collateralized by the assets of Rio Vista, subject to the consent of RZB and TCW (see note G). Under the terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on the earlier of (1) the six (6) month anniversary of the Richter Note Payable, which date was extended to November 15, 2008 or (ii) the sale of all or substantially all of the assets of Rio Vista. The Richter Note Payable was not paid on November 15, 2008. Rio Vista and Mr. Richter are negotiating an extension of the due date. The Richter Note Payable accrues interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.
NOTE E — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31,	September 30,
	2007	2008
Oklahoma:
Pipelines and equipment	$6,756,000	$7,507,000

Regional:
Land	237,000	237,000
Terminal and improvements	3,825,000	4,041,000
Automotive equipment	2,438,000	2,438,000

	6,500,000	6,716,000

	13,256,000	14,223,000
Less: accumulated depreciation and amortization	(494,000)	(1,657,000)

	$12,762,000	$12,566,000

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
Depreciation expense of property, plant and equipment from operations totaled $293,000 and $443,000 for the three months ended September 30, 2007 and 2008, respectively, and $581,000 and $1,179,000 for the nine months ended September 30, 2007 and 2008, respectively.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — OIL AND GAS PROPERTIES AND RELATED EQUIPMENT, NET
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in oil and gas property development for the nine months ended September 30, 2008 are presented below:

Development costs of leased properties:	$2,265,000
Capitalized pipeline infrastructure costs:	$700,000
Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells and to provide facilities to extract, treat and gather oil and gas.
Rio Vista capitalizes costs related to drilling and development of oil and gas properties for specific activities related to drilling its wells, which includes site preparation, drilling labor, meter installation, pipeline connection and site reclamation.
NOTE G — DEBT OBLIGATIONS
Short-term debt obligations were as follows:

	December 31,	September 30,
	2007	2008

RZB Note	$5,000,000	$5,000,000
Moores Note	493,000	300,000
Richter Note Payable (see note D)	—	575,000

	$5,493,000	$5,875,000

Long-term debt obligations were as follows:

TCW Credit Facility	$23,689,000	$24,700,000
Seller’s Note — Regional	922,000	726,000

	24,611,000	25,426,000
Less current portion	3,361,000	5,738,000

	$21,250,000	$19,688,000

RZB Amendment
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5,000,000 (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008 (see note J). The RZB Note was not paid on August 29, 2008. Rio Vista and RZB are currently negotiating an additional extension of the maturity date to February 28, 2009. In connection therewith, Penn Octane has provided $1,000,000 in cash as collateral on the RZB Note. RZB currently holds Penn Octane’s $1,000,000 which Penn Octane classifies as restricted cash in the accompanying balance sheet.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — DEBT OBLIGATIONS — Continued
RZB Amendment — Continued
In addition, RZB will require Rio Vista to establish a lockbox collection system with respect to all of Regional’s cash collection as additional collateral for the RZB Note. The collected cash will be held as restricted cash. At RZB’s discretion, the restricted cash can be released to Regional and Rio Vista to pay normal operating expenses.
Moores Note
In connection with the purchase of the Penny Assets, Rio Vista issued a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (Moores Note) payable to Gary Moores on May 19, 2008. Under the terms of the Moores Note, beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista at a conversion price equal to 90% of the 10-day average closing price of such common units as reported by the NASDAQ Stock Market at the time of conversion. The conversion option could have been exercised on only one occasion and expired on May 19, 2008. On June 27, 2008, in connection with an amendment of the Moores Note, Rio Vista made a principal payment of $100,000, plus accrued interest through that date and the maturity date of the remaining principal balance was extended to November 19, 2008. In addition, the interest rate on the remaining balance of the Moores Note was increased to 10% per annum. Simultaneously with the amendment of the Moores Note, Penny agreed to the sale and transfer of certain goods and chattels to Gary Moores in exchange for $100,000 which was paid through a credit against the outstanding principal balance due under the Moores Note and Penny also received from a company owned by Gary Moores, a used vehicle with nominal value, to be used by Penny for general operations.
Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista has recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which shall be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008, the second installment was due to be paid. Regional did not make the second installment payment as it believes that there exists offsets in connection with the acquisition of Regional in excess of the payment. For the three months and nine months ended September 30, 2008, $17,000 and $52,000, respectively, of the discount was amortized.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — DEBT OBLIGATIONS — Continued
TCW Credit Facility
The TCW Credit Facility is a $30,000,000 senior secured credit facility available to Rio Vista Penny LLC with a maturity date of August 29, 2010. The amount of the initial draw under the facility was $21,700,000, consisting of $16,750,000 in assumption of the existing indebtedness in the principal amount of $16,500,000 plus accrued but unpaid interest in the amount of $250,000 owed by GM Oil to TCW, $1,950,000 in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest (ORRI) held by an affiliate of TCW, and $3,000,000 to fund the acquisition of the membership interests of GO by Rio Vista GO. TCW has also approved a plan of development (APOD) for the Oklahoma assets totaling approximately $2,000,000, increased to $3,000,000 (see below), which was funded during December 2007. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. The interest rate is 10.5%, increasing an additional 2% if there is an event of default (see below). Payments under the TCW Credit Facility are interest-only until December 29, 2008. The TCW Credit Facility carries no prepayment penalty. Rio Vista ECO LLC (an indirect, wholly-owned subsidiary of Rio Vista and the direct parent of Rio Vista Penny and Rio Vista GO), Rio Vista GO, GO and MV have each agreed to guarantee payment of the Notes payable to the lenders under the TCW Credit Facility.
Under the terms of the Note Purchase Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW had the right to demand payment of $2,200,000 of debt (Demand Loan). Beginning May 19, 2008, TCW also has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. Beginning November 19, 2008, TCW has the right to convert the balance of the debt under the TCW Credit Facility into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. Rio Vista has agreed to file with the Securities and Exchange Commission (SEC) a registration statement on Form S-3 covering the common units issued pursuant to the conversion feature within 90 days following the first exercise of the conversion feature.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — DEBT OBLIGATIONS — Continued
TCW Credit Facility — Continued
On September 29, 2008, Rio Vista Penny entered into a First Amendment to the Note Purchase Agreement (First TCW Amendment) with TCW. Under the terms of the First TCW Amendment, TCW agreed to fund Rio Vista Penny an additional $1,000,000 under the TCW Credit Facility for certain APOD costs as described in the First TCW Amendment. In addition, under the terms of the First TCW Amendment, the interest rate under the TCW Credit Facility increased from 10.5% per annum to 12.5% per annum beginning July 1, 2008. The interest rate will revert back to 10.5% per annum beginning January 1, 2009, provided that Rio Vista Penny delivers to TCW an Effective Rate Certificate, as defined under the First TCW Amendment, which among other things certifies that no default exists under the TCW Credit Facility and that the collateral coverage ratio, as defined under the TCW Credit Facility, is at least 1.5 to 1.0 as of the applicable date based on the results of an engineering report due December 1, 2008 with an effective date of November 1, 2008. Under the terms of the First TCW Amendment, TCW agreed to change the period for which a notice to demand repayment from Rio Vista Penny of up to $2,200,000 of indebtedness under the TCW Credit Facility from May 19, 2008 to January 1, 2009 and Rio Vista Penny also agreed to extend the demand repayment option on the $2,200,000 through the date of maturity of the TCW Credit Facility. In addition, under the terms of the First TCW Amendment, TCW has agreed to waive other defaults identified in the First TCW Amendment which either occurred and/or were existing prior to the date of the First TCW Amendment.
In addition, on September 29, 2008, in connection with the TCW Credit Facility, Rio Vista Penny, Rio Vista, Operating and TCW entered into an Amended and Restated Management Services Agreement (Amended MSA). Under the terms of the Amended MSA, Operating was named as manager of the Oklahoma properties, replacing Northport Production Company, an Oklahoma corporation, which was previously named as manager under the original management services agreement.
Beneficial Conversion Features
In connection with the issuance of the Moores Note and TCW Credit Facility, Rio Vista recorded a beneficial conversion feature as interest expense and debt discount for the difference between the carrying amount of the debt obligations and the estimated fair value of the common units to be issued upon conversion in the amount of $25,000. The amortization of the debt discount totaled approximately $18,000 for the nine months ended September 30, 2008.
NOTE H — PARTNERS’ CAPITAL
Common Units
On September 29, 2007, the Board of Managers of the General Partner of Rio Vista approved the grant of a restricted unit bonus of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The restricted unit bonus vested as to 8,334 units on July 1, 2007, 8,333 units on January 1, 2008, and 8,333 units on July 1, 2008. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect to the award of restricted units to him. Total compensation recorded under the aforementioned grant of units as they vested totaled $280,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — PARTNERS’ CAPITAL — Continued
Common Units — Continued
During June 2008, the Board of Managers of the General Partner of Rio Vista approved an employment agreement with an officer of the General Partner. Under the terms of the employment agreement, the officer is entitled to receive a grant of 30,000 restricted common units under Rio Vista’s 2005 Equity Incentive Plan in accordance with the following vesting schedule: 5,000 common units after the officer has been employed for six months, another 5,000 common units after one year of employment, another 10,000 common units after two years of employment and another 10,000 common units after three years of employment. The common units were granted on October 17, 2008. Prepaid compensation cost to be recorded under the aforementioned grant of approximately $205,000 will be recorded in the fourth quarter of 2008 and will be expensed as the common units vest.
Private Placement of Common Units
On November 29, 2007, Rio Vista and the General Partner, entered into a Unit Purchase Agreement with Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC (collectively, Purchasers) dated effective as of November 29, 2007 (the Unit Purchase Agreement). Pursuant to the terms of the Unit Purchase Agreement, Rio Vista agreed to sell, and the Purchasers agreed to purchase, a total of 355,556 common units of Rio Vista (Common Units) at a price of $11.25 per unit in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). The total purchase price of the Common Units was $4,000,000. Rio Vista agreed to pay expenses of counsel to the Purchasers in an amount not to exceed $100,000. Rio Vista used the net proceeds from the sale of the Common Units for general working capital purposes, including repayment of indebtedness. Rio Vista agreed not to offer or sell any of its equity securities (including equity securities of subsidiaries) for a period of 12 months following the closing date without first offering such securities to the Purchasers, which shall have the right to purchase up to 30% of such securities.
On December 3, 2007, Rio Vista and Standard General entered into a Registration Rights Agreement (Registration Rights Agreement) pursuant to which Rio Vista agreed to provide to the Purchasers registration rights with respect to the Common Units. Pursuant to the Registration Rights Agreement, Rio Vista agreed to file, within 90 days after the closing date for the sale of the Common Units, a shelf registration statement under the Securities Act to permit the public resale of the Common Units from time to time, including resale on a delayed or continuous basis as permitted by Rule 415 under the Securities Act. Rio Vista agreed to use its best efforts to cause the registration statement to become effective on or before the date of filing of Rio Vista’s Annual Report on Form 10-K for the year ending December 31, 2007 but no later than April 14, 2008. On February 13, 2008, Rio Vista filed a Form S-3 with the SEC. On August 1, 2008, the Form S-3 was declared effective. Rio Vista was required to pay liquidated damages to the holders of the Common Units for the period of time that the registration statement was not declared effective beginning April 14, 2008 as to all of the Common Units. In general, the amount of such damages equals 1% of the purchase price of the unregistered Common Units for each period of 30 days for which such units remain unregistered. As of August 1, 2008, the total amount of liquidated damages equaled approximately $144,000 and such amount is recorded in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2008. In lieu of a cash payment, Rio Vista agreed to issue additional common units, at a discount of 5% to the average closing price for such units as reported by the Nasdaq Global Market for the 10 trading days immediately preceding each thirty day delay in the S-3 becoming effective. On October 17, 2008, Rio Vista issued an aggregate of 12,939 Rio Vista common units in satisfaction of all liquidated damages due.

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
On July 23, 2008, a total of 6,378 common units of Rio Vista were issued to CEOcast in connection with a consulting agreement. Based on the closing price of Rio Vista’s common units on July 22, 2008, the total amount recorded as an expense on the issuance date was $80,000.
On July 23, 2008, the board of managers authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000. The price per unit was the closing price for Rio Vista common units on May 30, 2008 as reported by the Nasdaq Global Market (see note L).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — PARTNERS’ CAPITAL — Continued
Distributions of Available Cash — Continued
In addition to its 2% General Partner interest, the General Partner is currently the holder of incentive distribution rights which entitles the holder to an increasing portion of cash distributions as described in the partnership agreement. As a result, cash distributions from Rio Vista are shared by the holders of the common units and the General Partner interest based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.
During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista which amount is included in the due to Penn Octane Corporation in the accompanying balance sheet for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution. Rio Vista made the following distributions subsequent to December 31, 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner

December 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000
June 2008	08/14/08	$0.25	$679,000	$14,000
Rio Vista has not declared a distribution for the quarter ended September 30, 2008.
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
On May 28, 2008, Rio Vista and Strategic Growth International (SGI), entered into a one year consulting agreement whereby SGI has agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance. Total cost recorded at the grant date was $161,000. As a result of the aforementioned cancellation, the number of warrants granted was reduced to 25,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — UNIT WARRANTS — Continued
Equity Incentive Plan — Continued
For warrants granted to non-employees of the General Partner, Rio Vista applies the provisions of SFAS 123R to determine the fair value of the warrants issued. No warrants were granted to non-employees of the General Partner for the three months and nine months ended September 30, 2007 and 2008.
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
Even though the accident took place in Mexico, these lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC, et al and was filed in the 404th Judicial District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. In January 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division. In July 2007, the case was remanded to the state court in Cameron County, Texas. In August 2007, plaintiffs filed an amended petition alleging that defendants delivered the LPG to an unqualified driver and that defendants failed to properly odorize the LPG before delivery. Discovery is being conducted and it is anticipated that a trial on a limited number of the Plaintiffs will take place beginning on December 8, 2008.

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
On December 13, 2007, Lexington Insurance Company (Lexington) filed a declaratory action complaint against Penn Octane, Rio Vista and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the US Federal Court to rule that the plaintiff has no obligation to defend Penn Octane and the Rio Vista related entities in the Camacho litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. In a subsequent pleading, Lexington assumed the defense of Penn Octane and Rio Vista. However, there remains undetermined the obligation by Lexington to provide indemnification to Penn Octane and Rio Vista from any judgment resulting from the Camacho suit. A trial date is currently set for the first week of December 2008. If there is a determination that there is no insurance coverage resulting in Penn Octane and Rio Vista having to fund all defense costs as well as any material settlement or judgment amount in the Camacho suit, this could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.
Management believes the remaining lawsuit against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries relating to the accident in Lucio Blanco is without merit and, based on the advice of counsel, does not anticipate liability for damages in excess of anticipated insurance coverage. The Company’s insurance carrier is expected to bear the legal fees and expenses in connection with defending this case. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
On August 19, 2008, Rio Vista, Rio Vista GP LLC, Rio Vista Penny LLC, Jerome B. Richter and Douglas G. Manner (Defendants) were named in a lawsuit filed by Northport Production Company and Eugene A. Viele (Plaintiffs). Mr. Viele is currently a director of Penn Octane Corporation and is also the principal owner of Northport Production Company. Mr. Manner currently serves as a director of Penn Octane Corporation and Rio Vista GP LLC, the general partner of Rio Vista. Plaintiffs allege breach of contract, negligent misrepresentation, and fraud. Plaintiffs are seeking judgment for compensatory damages of $487,000 and exemplary damages of not less than $200,000 as well as attorneys’ fees and other such relief as may be shown. Discovery is currently pending. Rio Vista believes that the liability, if any, ultimately resulting from this lawsuit should not materially affect its consolidated financial results.
Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims. Rio Vista believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
Credit Facility, Letters of Credit and Other
As of September 30, 2008, Penn Octane no longer is purchasing Fuel Products which were historically financed through its credit facility with RZB. However, as of September 30, 2008, Penn Octane’s credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) was still outstanding as a result of the RZB Loan which was issued to Rio Vista during July 2007 (see below). The RZB Credit Facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the Spin-Off, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto, other than the Oklahoma assets. Rio Vista’s guarantee and asset pledge continue under the existing RZB Credit Facility. In addition, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility, Letters of Credit and Other — continued
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000. As of September 30, 2008, neither Penn Octane nor Rio Vista had a minimum net worth of $10,000,000.
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
As replacement of the foregoing leases, Regional is currently negotiating with Norfolk Southern for the purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. On September 1, 2007, Regional executed a letter of intent from Norfolk Southern dated May 29, 2007. Regional received a letter from Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
CEOcast
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast received cash fees of $7,500 per month and Rio Vista agreed to issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common Units on March 31, 2008 based on a calculation of units as more fully described in the consulting agreement. The delivery of any Common Units was to be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. In accordance with the Agreement, during April 2008, Rio Vista provided notice to CEOcast that it would not renew the Agreement upon the expiration in July 2008. In connection with the CEOcast agreement, on July 23, 2008, Rio Vista issued to CEOcast a total of 6,378 Common Units. Based on the closing price of Rio Vista Common Units as of July 23, 2008, the date that the units were issued to CEOcast, Rio Vista recorded additional expense of $80,000 associated with the issuance of the common units.
Strategic Growth International
On May 28, 2008, Rio Vista and SGI entered into a one year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, Penn Octane and Rio Vista were each required to pay monthly fees of $9,000 per month. In addition, under the agreement between Rio Vista and SGI, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance. As a result of the cancellation, the number of warrants was reduced to 25,000.
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
As of September 30, 2008, the following contracts were in effect:

Date	Terms
• April 2008 — October 2008:	1.0 MMcf/d @ $6.35/Mcf (MV Pipeline production)
• April 2008 — October 2008:	0.5 MMcf/d @ $7.97/Mcf (Brooken Pipeline production)
• November 2008 — March 2009:	1.0 MMcf/d @ $8.61/Mcf (MV Pipeline production)
• November 2008 — March 2009:	0.5 MMcf/d @ $8.61/Mcf (Brooken Pipeline production)
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
Sale — Purchase of Rio Vista Common Units
At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Rio Vista and the Nasdaq Stock Market (Nasdaq) regarding Rio Vista’s compliance with Nasdaq’s Marketplace Rule 4450(a)(3) on capital adequacy, the board of managers authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000. Thereafter, Rio Vista’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to Nasdaq, and notified Nasdaq regarding the proposed issuance of its units. Rio Vista also filed a listing of additional units notification with Nasdaq (LAS) based on its intention to go forward with the proposed purchase and sale. Following further discussions with Nasdaq, at board meetings on July 15, 2008, the board of managers and the board of directors of Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to Nasdaq approval of Rio Vista’s LAS. On July 23, 2008, after the period of review for the LAS passed, the common units were issued to Penn Octane.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE L — RELATED PARTY TRANSACTIONS — Continued
Loans To Rio Vista
As of July 23, 2008, Rio Vista off-set $2,000,000 owed to Penn Octane against the amounts owed by Penn Octane to acquire Rio Vista common units (see above). In addition, Penn Octane has loaned additional amounts to Rio Vista for the sole purpose of allowing Rio Vista to fund ongoing operations and the June 2008 quarterly distribution.
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
Under the terms of the Omnibus Agreement, Penn Octane charged Rio Vista $217,000 and $542,000 for expenses during the three months and nine months ended September 30, 2008, respectively.
NOTE M — 401K
Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee compensation. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional has made no discretionary contributions since the acquisition of Regional to September 30, 2008.

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE N — REALIZATION OF ASSETS
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista had a loss from continuing operations for each of the two years ended December 31, 2007 and the three months and nine months ended September 30, 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma assets are held as collateral against the TCW Credit Facility. The current portion of the TCW Credit Facility, the Moores Note, the RZB Note, the Seller Note — Regional and the Richter Note Payable is approximately $11,613,000. In addition, the RZB Note was not paid on its maturity date of August 29, 2008 (see note G).
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
Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on the TCW Credit Facility, the RZB Note, RZB Credit Facility and the Richter Note Payable, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2007 contained an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.
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
To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations, raise additional debt and/or equity financing and sell assets.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE O — SEGMENT INFORMATION
Rio Vista has the following reportable segments for the three months and nine months ended September 30, 2008: Transportation and Terminalling and Oil and Gas. The Transportation and Terminalling segment transports bulk liquids, including chemical and petroleum products, by truck and provides terminalling and storage services; the Oil and Gas segment produces, transports and sells oil and gas.
Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the three months and nine months ended September 30, 2008. The Transportation and Terminalling segment commenced August 22, 2006 and the Oil and Gas segment commenced November 19, 2007.
Three months ended September 30, 2008:

	Transportation and
	Terminalling	Oil and Gas	Totals

Revenues from external customers	2,279,000	2,419,000	4,698,000
Interest expense	143,000	766,000	909,000
Interest income	—	—	—
Depreciation and amortization	278,000	287,000	565,000
Segment gross profit	559,000	448,000	1,007,000
Segment assets	12,179,000	37,109,000	49,288,000
Segment liabilities	4,384,000	28,465,000	32,849,000
Expenditure for segment assets	26,000	540,000	566,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments			$5,269,000
Elimination of intersegment revenues			(571,000)

Total consolidated revenues			$4,698,000

Profit (loss)
Total gross profit for reportable segments			1,007,000
Other gross profit			(11,000)
Selling, general and administrative expense			(1,051,000)
Interest and Fuel Products financing expense			(978,000)
Interest income			2,000
Elimination of intersegment profits			—
Unallocated amounts
Corporate headquarters expense			—
Other expenses			—

Consolidated income from continuing operations before income tax			$(1,031,000)

Assets
Total assets for reportable segments			49,288,000
Other assets			204,000
Corporate headquarters			—
Other unallocated amounts			—

Total consolidated assets			$49,492,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE O — SEGMENT INFORMATION — Continued
Nine months ended September 30, 2008:

	Transportation and
	Terminalling	Oil and Gas	Totals

Revenues from external customers	6,539,000	5,264,000	11,803,000
Interest expense	531,000	2,063,000	2,594,000
Interest income	—	7,000	7,000
Depreciation and amortization	818,000	712,000	1,530,000
Segment gross profit	1,448,000	968,000	2,416,000
Segment assets	12,179,000	37,109,000	49,288,000
Segment liabilities	4,384,000	28,465,000	32,849,000
Expenditure for segment assets	226,000	3,333,000	3,559,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments			$13,930,000
Elimination of intersegment revenues			(2,127,000)

Total consolidated revenues			$11,803,000

Profit (loss)
Total gross profit for reportable segments			2,416,000
Other gross profit			—
Selling, general and administrative expense			(4,128,000)
Interest and Fuel Products financing expense			(2,694,000)
Interest income			8,000
Elimination of intersegment profits			—
Unallocated amounts
Corporate headquarters expense			—
Other expenses			—

Consolidated income from continuing operations before income tax			$(4,398,000)

Assets
Total assets for reportable segments			49,288,000
Other assets			204,000
Corporate headquarters			—
Other unallocated amounts			—

Total consolidated assets			$49,492,000

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
In August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne, including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all LPG inventory (Rio Vista Restated PSA). In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, Rio Vista no longer operates the assets acquired from Penn Octane or conducts the businesses it had historically conducted. During the nine months ended September 30, 2008, Rio Vista recorded a loss from discontinued operations of $343,000 related to additional expense of its Mexican subsidiaries in excess of initial estimates and in excess of the amount of purchase price retained by TransMontaigne for such contingencies.
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
Liquidity and Capital Resources
General
As of September 30, 2008, Rio Vista had approximately $963,000 of cash available and short-term debt obligations of $11.6 million due within the next 12 months. In addition, TCW could demand repayment of up to $2.2 million beginning January 1, 2009 under the TCW Credit Facility described below, and Rio Vista could be liable on its guarantee of Penn Octane’s obligations under the RZB Credit Facility described below. We will need to obtain additional sources of funding to continue our operations, which may include debt or equity financing, selling assets or entering into another strategic transaction. However, we may not be able to obtain any financing on terms reasonably acceptable to us, or at all. If we are unable to generate sufficient revenues or obtain financing to fund our operations, we may be required to close certain or all of our operations or seek protection under the U.S. bankruptcy laws. The TCW Facility which is owed by Rio Vista Penny LLC and its subsidiaries is non-recourse to Rio Vista.

As a result of the disposition of the LPG-related businesses in 2006 and 2007 and the acquisition of Regional’s business and the Oklahoma assets, Rio Vista’s sources of operating cash flows are expected to be derived from the operations of Regional and from the revenues received from the Oklahoma assets. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement described below under “Debt Obligations” and income taxes payable on Regional’s stand-alone taxable income. Based on the current production levels from the Oklahoma assets and current prices for oil and natural gas, there is not expected to be sufficient cash from the Oklahoma asset operations to meet debt service requirements under the TCW Credit Facility described below under “Debt Obligations” unless additional production and/or financing can be realized. Rio Vista has minimal management experience operating oil and gas properties and will be relying on the assistance of its Chairman of the Board and outside consultants to provide ongoing management expertise. Additional production from the Oklahoma assets will require additional capital expenditures to fund drilling expansion opportunities.
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
Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional common units. Currently, substantially all of Rio Vista’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility described below under “Debt Obligations” the TCW Credit Facility, the Richter Note Payable and the RZB Loan Agreement. Accordingly Rio Vista may be unable to obtain additional financing collateralized by those assets.
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
In addition to its 2% General Partner interest, our General Partner is currently the holder of incentive distribution rights which entitles the holder to an increasing portion of cash distributions as described in the partnership agreement. As a result, cash distributions from Rio Vista are shared by the holders of the common units and our General Partner based on a formula whereby our General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista which amount is included in the due to Penn Octane Corporation in the accompanying balance sheet for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution. Rio Vista made the following distributions subsequent to December 31, 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner
December 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000
June 2008	08/14/08	$0.25	$679,000	$14,000
Rio Vista has not declared a distribution for the quarter ended September 30, 2008.
Debt Obligations
RZB Loan Agreement
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5.0 million (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008 (see note G to the unaudited consolidated financial statements). The RZB Note was not paid on August 29, 2008. Rio Vista and RZB are currently negotiating an additional extension of the maturity date to February 28, 2009. In connection therewith, Penn Octane has provided $1.0 million in cash as collateral on the RZB Note. RZB currently holds Penn Octane’s $1.0 million which Penn Octane classifies as restricted cash in the accompanying balance sheet.
In addition, RZB will require Rio Vista to establish a lockbox collection system with respect to all of Regional’s cash collection as additional collateral for the RZB Note. The collected cash will be held as restricted cash. At RZB’s discretion, the restricted cash be released to Regional and Rio Vista to pay normal operating expenses.
Under the RZB Note, either Rio Vista or Penn Octane is required to maintain a minimum net worth of $10 million. In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of Regional. Penn Octane, Regional and RVOP have also provided a guaranty of Rio Vista’s obligations under the RZB Loan Agreement in favor of RZB. As of September 30, 2008, neither Penn Octane nor Rio Vista had a minimum net worth of $10.0 million.
TCW Credit Facility
In connection with the acquisition of certain of the Oklahoma assets, Rio Vista Penny LLC, an indirect, wholly-owned subsidiary of Rio Vista, entered into a $30 million senior secured credit facility (TCW Credit Facility) with TCW Asset Management Company and certain TCW Energy Fund X investors (collectively, TCW) in November 2007. The TCW Credit Facility has a maturity date of August 29, 2010. However, at any time during the period from May 19, 2008 through November 19, 2009, TCW had the right to demand payment of $2.2 million of the amount outstanding under the TCW Credit Facility. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds. The interest rate on borrowings under the TCW Credit Facility is 10.5%, increasing an additional 2% if there is an event of default (see below). Payments under the TCW Credit Facility are interest-only until December 29, 2008. The TCW Credit Facility has no prepayment penalty. Certain Rio Vista subsidiaries have guaranteed payment of the obligations outstanding under the TCW Credit Facility. Rio Vista Penny and Rio Vista GO LLC, an indirect, wholly-owned subsidiary of Rio Vista, both of which hold all of the Oklahoma assets, are prohibited from making upstream distributions to Rio Vista before November 30, 2008. Thereafter, upstream distributions to Rio Vista not in excess of 75% of quarterly cash flow are permitted subject to certain conditions.

On September 29, 2008, Rio Vista Penny entered into a First Amendment to the Note Purchase Agreement (First TCW Amendment) with TCW. Under the terms of the First TCW Amendment, TCW agreed to fund Rio Vista Penny an additional $1.0 million under the TCW Credit Facility for certain APOD costs as described in the First TCW Amendment. In addition, under the terms of the First TCW Amendment, the interest rate under the TCW Credit Facility increased from 10.5% per annum to 12.5% per annum beginning July 1, 2008. The interest rate will revert back to 10.5% per annum beginning January 1, 2009, provided that Rio Vista Penny delivers to TCW an Effective Rate Certificate, as defined under the First TCW Amendment, which among other things certifies that no default exists under the TCW Credit Facility and that the collateral coverage ratio, as defined under the TCW Credit Facility, is at least 1.5 to 1.0 as of the applicable date based on the results of an engineering report due December 1, 2008 with an effective date of November 1, 2008. Under the terms of the First TCW Amendment, TCW agreed to change the period for which a notice to demand repayment from Rio Vista Penny of up to $2.2 million of indebtedness under the TCW Credit Facility from May 19, 2008 to January 1, 2009 and Rio Vista Penny also agreed to extend the demand repayment option on the $2.2 million through the date of maturity of the TCW Credit Facility. In addition, under the terms of the First TCW Amendment, TCW has agreed to waive other defaults identified in the First TCW Amendment which either occurred and/or were existing prior to the date of the First TCW Amendment.
In addition, on September 29, 2008, in connection with the TCW Credit Facility, Rio Vista Penny, Rio Vista, Operating and TCW entered into an Amended and Restated Management Services Agreement (Amended MSA). Under the terms of the Amended MSA, Operating was named as manager of the Oklahoma properties, replacing Northport Production Company, an Oklahoma corporation, which was previously named as manager under the original management services agreement.
RZB Credit Facility Guarantee
As of September 30, 2008, Penn Octane no longer is purchasing Fuel Products which were historically financed through its credit facility with RZB. However, as of September 30, 2008, Penn Octane’s credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) was still outstanding as a result of the RZB Loan which was issued to Rio Vista during July 2007 (see above). In connection with the spin-off of the LPG business by Penn Octane to Rio Vista, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto, other than the Oklahoma assets. In addition, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. Rio Vista may also be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.
Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.

Moores Note
In connection with the purchase of the Penny Assets, Rio Vista issued a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (the Moores Note) payable to Gary Moores on May 19, 2008. Under the terms of the Moores Note, beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista at a conversion price equal to 90% of the 10-day average closing price of such common units as reported by the NASDAQ Stock Market at the time of conversion. The conversion option could have been exercised on only one occasion and expired on May 19, 2008. On June 27, 2008, in connection with an amendment of the Moores Note, Rio Vista made a principal payment of $100,000, plus accrued interest through that date and the maturity date of the remaining principal balance was extended to November 19, 2008. In addition, the interest rate on the remaining balance of the Moores Note was increased to 10% per annum. Simultaneously with the amendment of the Moores Note, Penny agreed to the sale and transfer of certain goods and chattels to Gary Moores in exchange for $100,000 which was paid through a credit against the outstanding principal balance due under the Moores Note and Penny also received from a company owned by Gary Moores, a used vehicle with nominal value, to be used by Penny for general operations.
Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1.0 million to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista has recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which shall be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008, the second installment was due to be paid. Regional did not make the second installment payment as it believes that there exists offsets in connection with the acquisition of Regional in excess of the payment. For the three months and nine months ended September 30, 2008, $17,000 and $52,000, respectively, of the discount was amortized.
A Former Officer of Penn Octane Note
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista, guaranteed by Penn Octane (Richter Note Payable) and collaterialized by the assets of Rio Vista subject to the consent of RZB and TCW (see note G). Under the terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on the earlier of (1) the six (6) month anniversary of the Richter Note Payable, which date was extended to November 15, 2008 or (ii) the sale of all or substantially all of the assets of Rio Vista. The Richter Note Payable was not paid on November 15, 2008. Rio Vista and Mr. Richter are negotiating an extension of the due date. The Richter Note Payable accrues interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.
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
As replacement of the foregoing leases, Regional is currently negotiating with Norfolk Southern for the purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. On September 1, 2007, Regional executed a letter of intent from Norfolk Southern dated May 29, 2007. Regional received a letter form Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.

CEOcast Agreement
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast will receive cash fees of $7,500 per month and Rio Vista agreed to issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common Units on March 31, 2008 based on a calculation of units contained in the consulting agreement. The delivery of any Common Units was to be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. In accordance with the Agreement, during April 2008 Rio Vista provided notice to CEOcast that it would not renew the Agreement upon the expiration in July 2008. In connection with the CEOcast agreement, on July 23, 2008, Rio Vista issued to CEOcast a total of 6,378 Common Units. Based on the closing price of Rio Vista Common Units as of July 23, 2008, the date that units were issued to CEOcast, Rio Vista recorded additional expense of $80,000 associated with the issuance of the common units.
Strategic Growth International
On May 28, 2008, Rio Vista and SGI entered into a one year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, Penn Octane and Rio Vista were each required to pay monthly fees of $9,000 per month. In addition, under the agreement between Rio Vista and SGI, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance. As a result of the aforementioned cancellation, the number of warrants granted was reduced to 25,000.
Related Party Transactions
At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Rio Vista and the Nasdaq Stock Market (Nasdaq) regarding Rio Vista’s compliance with Nasdaq’s Marketplace Rule 4450(a)(3) on capital adequacy, the board of managers authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2.0 million. Thereafter, Rio Vista’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to Nasdaq, and notified Nasdaq regarding the proposed issuance of its units. Rio Vista also filed a listing of additional units notification with Nasdaq (LAS) based on its intention to go forward with the proposed purchase and sale. Following further discussions with Nasdaq, at board meetings on July 15, 2008, the board of managers and the board of directors of Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to Nasdaq approval of Rio Vista’s LAS. On July 23, 2008, after the period of review for the LAS passed, the common units were issued to Penn Octane.
As of July 23, 2008, Rio Vista offset $2.0 million owed to Penn Octane against the amounts owed by Penn Octane to acquire Rio Vista units (see above). In addition, Penn Octane has loaned additional amounts to Rio Vista for the sole purpose of allowing Rio Vista to fund ongoing operations and the June 2008 quarterly distribution.

Nasdaq Market
On September 16, 2008, Rio Vista received notice from Nasdaq that its application to transfer trading of its common units to The Nasdaq Capital Market (Capital Market) from The Nasdaq Global Market (Global Market) was approved. Rio Vista currently complies with the minimum stockholders equity requirement of the Capital Market. There is no assurance that in the future Rio Vista will continue to satisfy Nasdaq listing requirements, including the Capital Market minimum stockholders equity requirement, with the result that its common units may be delisted from the Capital Market.
Realization of Assets
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista had a loss from continuing operations for each of the two years ended December 31, 2007 and the three months and nine months ended September 30, 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma assets are held as collateral against the TCW Credit Facility. The current portion of the TCW Credit Facility, the Moores Note, the RZB Note, the Seller Note — Regional and the Richter Note Payable is approximately $11.6 million. In addition, the RZB Note was not paid on its maturity date of August 29, 2008 (see note G to the unaudited consolidated financial statements).
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
Rio Vista has guaranteed certain of Penn Octane’s obligations. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on the TCW Credit Facility, the RZB Note, RZB Credit Facility and the Richter Note Payable and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2007 contained an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.
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
To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations, raise additional debt and/or equity financing and sell assets.

Results of Operations
Because of our rapid growth through acquisitions during 2008, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The following discussion of Rio Vista’s results of operations from continuing operations for all periods presented excludes the results of operations related to the assets that have been disposed, including revenues, direct costs, associated interest expenses, minority interest and income taxes, which have been reclassified as discontinued operations (see below). The results of operations from continuing operations reflect only the results associated with (i) the Transportation and Terminaling Business consisting of Regional’s transportation of bulk liquids, and its related terminalling and storage services, (ii) the LPG (sold December 31, 2007) operations of the US-Mexico Pipelines and Matamoros Terminal Facility, and (iii) the oil and gas operations associated with the Oklahoma Assets, and all indirect income and expenses of Rio Vista relating thereto. Revenues from Rio Vista’s Transportation and Terminaling Segment commenced on August 22, 2006 although expenses associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility were incurred during the entire period for each period presented. Revenues from the oil and gas segment commenced on November 19, 2007.
Three months ended September 30, 2008 Compared With Three months ended September 30, 2007
THREE MONTHS ENDED SEPTEMBER 30, 2008

	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	2,419,000	2,279,000	—	—	4,698,000
Cost Of Goods Sold	1,971,000	1,720,000	—	11,000	3,702,000

Gross Profit	448,000	559,000	—	(11,000)	996,000
Selling, General And Administrative Expenses	(9,000)	(246,000)	—	(796,000)	(1,051,000)

Operating Income (loss)	439,000	313,000	—	(807,000)	(55,000)
Other Income (Expense)
Interest Expense	(766,000)	(143,000)	—	(69,000)	(978,000)
Interest Income	—	—	—	2,000	2,000

Income (Loss) From Operations Before Taxes	(327,000)	170,000	—	(874,000)	(1,031,000)
Provision (Benefit) for Income Taxes	(32,000)	39,000	—	—	7,000

Net Income (Loss)	(295,000)	131,000	—	(874,000)	(1,038,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007

(c)	Business commenced in August 2006 and sold December 31, 2007

THREE MONTHS ENDED SEPTEMBER 30, 2007

	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	—	1,211,000	439,000	—	1,650,000
Cost Of Goods Sold	—	827,000	444,000	—	1,271,000

Gross Profit	—	384,000	(5,000)	—	379,000
Selling, General And Administrative Expenses	—	(123,000)	(42,000)	(1,129,000)	(1,294,000)

Operating Income (loss)	—	261,000	(47,000)	(1,129,000)	(915,000)
Interest (Expense) Income	—	(174,000)	(31,000)	5,000	(200,000)

Income (Loss) From Operations Before Taxes	—	87,000	(78,000)	(1,124,000)	(1,115,000)
Provision For Income Taxes	—	35,000	—	9,000	44,000

Net Income (loss)	—	52,000	(78,000)	(1,133,000)	(1,159,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007

(c)	Business commenced in August 2006 and sold December 31, 2007

Nine months ended September 30, 2008 Compared With Nine months ended September 30, 2007
NINE MONTHS ENDED SEPTEMBER 30, 2008

	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	5,264,000	6,539,000	—	—	11,803,000
Cost Of Goods Sold	4,296,000	5,091,000	—	—	9,387,000

Gross Profit	968,000	1,448,000	—	—	2,416,000
Selling, General And Administrative Expenses	(90,000)	(688,000)	—	(3,350,000)	(4,128,000)

Operating Income (loss)	878,000	760,000	—	(3,350,000)	(1,712,000)
Interest Expense	(2,063,000)	(531,000)	—	(100,000)	(2,694,000)
Interest income	7,000	—	—	1,000	8,000

Income (Loss) From Operations Before Taxes	(1,178,000)	229,000	—	(3,449,000)	(4,398,000)
Provision (Benefit) For Income Taxes	(98,000)	7,000	—	—	(91,000)

Income (loss) from continuing operations	(1,080,000)	222,000	—	(3,449,000)	(4,307,000)
Loss on sale of discontinued operations	—	—	(343,000)	—	(343,000)

Net Income (loss)	(1,080,000)	222,000	(343,000)	(3,449,000)	(4,650,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007

(c)	Business commenced in August 2006 and sold December 31, 2007

NINE MONTHS ENDED SEPTEMBER 30, 2007

	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	—	1,211,000	1,554,000	—	2,765,000
Cost Of Goods Sold	—	827,000	1,240,000	—	2,067,000

Gross Profit	—	384,000	314,000	—	698,000
Selling, General And Administrative Expenses	—	(123,000)	(156,000)	(2,426,000)	(2,705,000)

Operating Income (loss)	—	261,000	158,000	(2,426,000)	(2,007,000)
Other Expense
Interest (Expense) Income	—	(174,000)	(83,000)	7,000	(250,000)

Income (Loss) From Operations Before Taxes	—	87,000	75,000	(2,419,000)	(2,257,000)
Provision For Income Taxes	—	35,000	—	34,000	69,000

Net Income (loss)	—	52,000	75,000	(2,453,000)	(2,326,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007

(c)	Business commenced in August 2006 and sold December 31, 2007
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
During late 2006, all of 2007 and the first three months of 2008, our General Partner’s accounting department consisted of only the controller, an accounting clerk and the chief financial officer. Such a limited number of financial and accounting personnel makes segregation of duties difficult. In late 2006, our General Partner’s chief executive officer resigned and the chief financial officer assumed both the duties of the chief executive officer and the chief financial officer. Prior to his departure, the former chief executive officer provided some additional controls over financial reporting and accounting, although the internal control environment was still limited. Thus, the material weakness was compounded when the chief financial officer began functioning in a dual capacity beginning in 2006. In March 2008, our General Partner’s accounting clerk resigned. As a result, our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, and a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2008.
Since March 31, 2008, management has taken the following steps to improve internal control over financial reporting:
•
In May 2008, our General Partner hired an assistant controller to provide additional assistance with internal accounting responsibilities and financial reporting. The newly hired assistant controller has previous oil and gas experience.

•	In June 2008, our General Partner hired a vice president, who is primarily responsible for overseeing the operations of our oil and gas properties.

•
Our General Partner is continuing to have ongoing discussions with a potential Chief Executive Officer candidate. This candidate has extensive oil and gas expertise. We are currently negotiating with this candidate in an effort to have him accept the role as Chief Executive Officer.

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
During the quarter ended September 30, 2008, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We believe our unaudited consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
See note J to the unaudited consolidated financial statements included in this report.
Item 1A. Risk Factors.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
See notes H and I to the unaudited consolidated financial statements included in this report.
The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve a public offering of securities.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following Exhibits are filed as part of this report:

Exhibit No.

10.1	First Amendment to Note Purchase Agreement dated as of September 29, 2008 by and among Rio Vista Penny LLC, TCW Asset Management Company, and the Holders party to the Original Note Purchase Agreement.

10.2	Amended and Restated Management Services Agreement, dated and effective as of September 29, 2008, is made by and among Rio Vista Operating LLC, Rio Vista Energy Partners L.P., and Rio Vista Penny LLC.

10.3	Promissory Note dated April 15, 2008 between Rio Vista Energy Partners L.P. and Jerome B. Richter.

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
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

RIO VISTA ENERGY PARTNERS L.P.

	By:	Rio Vista GP LLC, its General Partner

November 17, 2008	By:	/s/ Ian T. Bothwell Ian T. Bothwell
Acting Chief Executive Officer, Acting President,
Vice-President, Chief Financial Officer,
Treasurer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)
of Rio Vista GP LLC, general partner of
Rio Vista Energy Partners L.P.

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Note Purchase Agreement dated as of September 29, 2008 by and among Rio Vista Penny LLC, TCW Asset Management Company, and the Holders party to the Original Note Purchase Agreement.

10.2	Amended and Restated Management Services Agreement, dated and effective as of September 29, 2008, is made by and among Rio Vista Operating LLC, Rio Vista Energy Partners L.P., and Rio Vista Penny LLC.

10.3	Promissory Note dated April 15, 2008 between Rio Vista Energy Partners L.P. and Jerome B. Richter.

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, Rio Vista will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Ian T. Bothwell, Rio Vista Energy Partners L.P., 1313 Alton Gloor Blvd., Suite J, Brownsville, Texas 78526.