Form 10-K
period 2008-12-31
RIO VISTA ENERGY PARTNERS LP
filed 2009-04-14
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Units
Indicate by check mark if the registrant is a well-known seasonal issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting units held by non-affiliates of the Registrant was $19,337,586 as of June 30, 2008.
The number of Common Units outstanding on March 30, 2009 was 2,762,463.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ITEM	PAGE NO.

Part I

1 and 2. Business and Properties	1

1A. Risk Factors	20

1B. Unresolved Staff Comments	40

3. Legal Proceedings	41

4. Submission of Matters to a Vote of Security Holders	42

Part II

5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	43

6. Selected Financial Data	46

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

7A. Quantitative and Qualitative Disclosures About Market Risks	66

8. Financial Statements and Supplementary Data	67

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	120

9A(T). Controls and Procedures	120

9B. Other Information	121

Part III

10. Directors, Executive Officers and Corporate Governance	122

11. Executive Compensation	125

12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	129

13. Certain Relationships and Related Transactions, and Director Independence	133

14. Principal Accountant Fees and Services	136

Part IV

15. Exhibits and Financial Statement Schedules	137

Exhibit 10.60
Exhibit 10.61
Exhibit 10.62
Exhibit 10.63
Exhibit 10.64
Exhibit 10.65
Exhibit 10.66
Exhibit 10.67
Exhibit 10.68
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Annual Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:
•	the volatility of realized natural gas prices;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business and financial strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity and financial position;

•	our production volumes;

•	our lease operating expenses, general and administrative costs and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry and the transportation and terminaling business;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, earthquakes and other catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry and the transportation and terminaling business;

•	required capital expenditures;

•	cash distributions and qualified income;

•	developments in oil producing and natural gas producing countries; and

•	our strategic plans, objectives, expectations and intentions for future operations;

•	our ability to restructure the TCW Credit Facility and/or the RZB Note under terms satisfactory to us.
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
Standardized Measure. Standardized Measure, or standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities, is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission (using prices and costs in effect as of the date of estimation) without giving effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. Our Standardized Measure does not include future income tax expenses because our reserves are owned by our subsidiary Rio Vista Penny LLC, which is not subject to income taxes.
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
Workover. Operations on a producing well to restore or increase production

v

PART I
Items 1 and 2. Business and Properties.
Rio Vista Energy Partners L.P. and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Rio Vista”. When referring to Rio Vista and using phrases such as “we,” “our,” “us,” or the “Company,” our intent is to refer to Rio Vista and its consolidated subsidiaries as a whole or on an entity basis, depending on the context in which the statements are made.
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
Our principal executive offices are located at 1313 Alton Gloor, Suite J, Brownsville, Texas 78526, and our telephone number is (956) 831-0886. Our website is located at http://www.riovistaenergy.com.
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

Current Assets and Operations
In July 2007, Rio Vista acquired Regional Enterprises, Inc. (Regional), and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. The businesses and assets we acquired in 2007 are described further below under the subheadings “Regional Enterprises” and “Oklahoma assets.” As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business consisting of transportation and terminaling. However, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Obligations — TCW Credit Facility,” we may dispose of some of our assets, including our oil and gas properties in Oklahoma, in connection with the restructuring of our debt. Beginning March 1, 2008 Rio Vista operating LLC (Operating) became the operator of the Oklahoma Assets.
Regional Enterprises
In July 2007, Rio Vista acquired the business of Regional Enterprises, Inc., a Virginia corporation. The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers.
Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10,400,000 gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region.
Regional utilizes its fleet of 32 tractors and 48 tankers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers.
For the year ended December 31, 2008, Regional’s revenues were divided among transportation, storage and transloading as follows:

Year Ended December 31, 2008
	Revenue	%
Transportation	$6,687,000	78%
Storage	1,543,000	18%
Transloading	343,000	4%
Total	$8,573,000	100%

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
Regional currently has a fleet of approximately 48 tanker units and 32 tractors dedicated to its transportation services. The majority of tankers are constructed of stainless steel, with 11 being rubber or chlorobutyl lined, which enables them to carry the toughest corrosives. The tanker fleet also includes four aluminum-constructed tanks, which are equipped with vapor recovery. Rio Vista believes that this extensive inventory of tankers enables Regional to service the majority of its customers’ needs. The tractor fleet consists of late model, Western Star and Mack units.

Storage. Regional’s Hopewell facility has a total of 15 tanks, six of which have capacities in excess of one million gallons; of these 15 tanks, 13 tanks are for customer utilization. These tanks have a combined storage capacity of approximately 10.4 million gallons. As of December 31, 2008, Regional had two vacant tanks with a combined storage capacity of 76,000 gallons.
Regional’s loading dock is parallel to the main shipping channel with berthing dolphin clusters approximately 210 feet in length. Two six-inch and one ten-inch steel pipelines service the various tanks. All of the tanks are constructed of carbon steel, both insulated and bare skin and some with internal walls lined and unlined. Several tanks and all of the associated piping are equipped with heat via either heat transfer (hot oil) or steam. As of December 31, 2008, Regional stored the following products: two grades of asphalt, asphalt additive, sodium hydroxide, #2 oil and #4 oil.
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
Regional has two transloading facilities. Regional leases siding tracks and 15 railcar slots at its Hopewell, Virginia facility, with Norfolk Southern conducting switching operations. As of December 31, 2008, Regional had no vacant slots but anticipates acquiring an additional 900 feet of track, which would result in 16 additional rail slots. Regional also has a transloading facility in Johnson City, Tennessee, where it leases siding tracks and six railcar slots. Switching operations for the Johnson City, Tennessee facility are provided by East Tennessee Railway, which services tracks over which both the CSX and Norfolk Southern railroads operate.
Headquarters Facility. Regional has approximately 2,000 square feet of office facilities at its Hopewell, Virginia headquarters from which it provides most of its management, administrative and marketing operations.
Customers. For the fiscal year ended December 31, 2008, Suffolk Sales, General Chemical Corporation and Kemira Chemicals Canada Inc. accounted for approximately 14% 10% and 12% of Regional’s revenues, respectively, and approximately 19%, 8% and 10% of Regional accounts receivables, respectively with no other individual customer accounting for more than 10% of Regional’s revenues and accounts receivable.
Competition. The terminaling and transportation industry is highly competitive. We encounter strong competition from other independent operators and from companies in acquiring equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours. As a result, our competitors may be able to bid for contracts at rates which are more attractive to customers than our financial or human resources permit.
We are also affected by competition for availability of specialized equipment. Certain trucking equipment, including tankers, require significant lead time and possible higher prices to obtain. Accordingly, we may not be able to bid for additional business which require equipment not currently available to us.
Employees. As of December 31, 2008, Regional had a total of approximately 61 full- and part-time employees, consisting of 28 drivers, 17 terminal operators, two mechanics and 14 office staff.
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

Tax Structure. Regional’s assets and operations are conducted within a C-Corp for federal income tax purposes, as many of its activities are not considered “Qualified Income”. Rio Vista intends to explore options regarding the reorganization of some or all of its Regional assets that produce qualifying income into a more efficient tax structure.
Other. Regional qualifies as a small business contractor and vendor capable of storing, transporting and supplying bulk chemical and petroleum products on behalf of U.S. government agencies. Regional intends to seek contracts with the Department of Defense and the Defense Energy Support Center based on the proximity of its Hopewell facilities to multiple U.S. military bases.
Oklahoma Assets
In November 2007, Rio Vista Penny LLC (Rio Vista Penny), an indirect, wholly-owned subsidiary of Rio Vista, completed the purchase of assets from G M Oil Properties, Inc., an Oklahoma corporation (GM Oil) and Penny Petroleum Corporation, an Oklahoma corporation (Penny Petroleum) pursuant to which we acquired real and personal property interests in certain oil and gas properties located in Haskell, McIntosh and Pittsburg counties in Oklahoma, including all of the outstanding capital stock of MV Pipeline Company (MV), an Oklahoma corporation.
In addition, in November 2007, Rio Vista GO, LLC (Rio Vista GO) an indirect, wholly-owned subsidiary of Rio Vista, acquired all of the membership interests of GO, LLC, an Oklahoma limited liability company (GO). GO operates an oil and gas pipeline business located in Haskell and Pittsburg counties in Oklahoma.
Exploration and Production Assets. The Oklahoma Assets include approximately 15,100 net acres located in McIntosh, Haskell and Pittsburg counties in Oklahoma. The Oklahoma Assets also include a 25% participation interest on 4,800 acres owned by Concorde Resources. These assets represent a majority interest in 114 wells that we now operate and 24 non-operated wells in the Booch Sand, Hartshorne Cold Bed Methane, Georgia’s Fork and Spiro formations.
Gathering. The Oklahoma Assets also include the wholly-owned and operated 25-mile Brooken pipeline that gathers natural gas from several properties located in Haskell and Pittsburg counties, as well as MV’s wholly-owned and operated 40-mile pipeline that receives natural gas from leases in the Texanna area north of Lake Eufaula and delivers product to the ONEOK intrastate pipeline in McIntosh County, Oklahoma. The pipeline consists of 40 miles of Class I pipelines, a low-pressure gas gathering system and a 3,000 horsepower central compressor station with a capacity of 50 MMcf per day.
Proved Reserves. Our proved reserves at December 31, 2008 were 22.5 Bcf, all of which were gas. Approximately 8.1 Bcf were classified as proved developed, with a total Standardized Measure value of $9.0 million. At December 31, 2008, we operated 114 wells, or 83%, of our 138 productive wells. Our average proved reserves-to-production ratio, or average reserve life, is approximately 82.5 years, based on our December 31, 2008 reserve report and annualized production of current production levels.

Core Operating Areas
The long-lived proved producing properties are principally comprised of majority interests in 177 operated wells (63 undeveloped as of December 31, 2008) and 24 non-operated wells located on either side of Lake Eufaula in the “Crouch Area”, the “Texanna Area”, the “Brooken Area” and the “Canadian Area” with production derived primarily from the Booch sand and Hartshorne Coal Bed Methane reservoirs. We also derive a smaller portion of our reserves from the George’s Fork and Spiro reservoirs. Rio Vista estimates that it has an average revenue interest of approximately 56.0% in these leased interests. Characteristics of our reservoirs are as follows:
Booch sand:
•	Acreage surrounding Lake Eufaula has net sand thickness of 25 feet

•	Land surrounding the edges and underneath Lake Eufaula has locations with net sand thickness up to 200 feet

•	Well potential: 732 MMcf – 827 MMcf per well
Hartshorne coal bed methane:
•	Coal thickness contours ranging from a minimum of 2 feet to over 4 feet in select areas

•	Well potential: 514 MMcf – 827 MMcf per well

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
The Texanna and Crouch Areas are located within our MV Pipeline gathering system. The MV pipeline gathers natural gas from leases in the Texanna and Crouch Areas north of Lake Eufaula and delivers to the ONEOK Gas Transportation, LLC (Oneok) intrastate pipeline in McIntosh County. The MV Pipeline is 40 miles in length, Class I, low-pressure gas gathering system and is joined to a 3,000 hp central compressor station with capacity of 50 MMcf/d. This gathering system was originally constructed in 1984, upgraded in 1998 and 2 new compressors were added during 2006.
All of our production associated with the MV Pipeline and Brooken Pipeline (see below) is sold to Clearwater Enterprises LLC (Clearwater). The price we receive (excluding the impact of hedges) is based on the Oneok monthly index price (MV Pipeline production) or the Centerpoint Energy Gas Transmission (CEGT) index less fuel, gathering and compression. The Oneok and CEGT indexes historically trade at an approximate 10% — 30% discount to the NYMEX monthly averages.

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
Drilling Activity
During the year ended December 31, 2008, we drilled the following wells:

		Net
	Working	Revenue
Well Name	Interest	Interest	Type of well	Net Cost
Urquhart 2	100.0%	82.8%	Vert. — Coal	$152,887
Brinsfield #3	92.8%	75.4%	Vert. — U. Booch	$75,790
Haskett #2	99.5%	81.5%	Vert. — Coal	$175,404
Groseclos #3V-17	100.0%	85.2%	Vert. — U. Booch	$198,191
Davis B #2	99.9%	85.1%	Vert. — Coal	$151,725
Tom 1A-1	100.0%	81.4%	Vert. — Coal	$131,666
Donna 1	100.0%	80.1%	Vert. — Coal	$166,849
Cannon 1-31	100.0%	76.8%	Vert. — Spiro	$740,501
Belt 2V-24	100.0%	81.3%	Vert. — Savannah	$76,577
Ace #2-36	51.0%	41.4%	Horiz. — Coal	$672,412
The above wells produced a combined 12,595 Mcf (net) during the month of December 2008.
We are currently not drilling any additional wells based on the current economics associated with natural gas in the area of our leased properties and due to our inability to obtain additional sources of funding for drilling.

If drilling activity were to resume, we intend to concentrate our drilling activity on lower risk, development properties. The number, types, and location of wells we drill will vary depending on our capital budget, the cost of each well, anticipated production and the estimated recoverable reserves attributable to each well. We currently require additional funding to allow us to complete the remainder of our development program.
We currently estimate that the cost to drill a new vertical well (gross) will be approximately $172,000, and the cost to drill a new horizontal well will be approximately $780,000.
The information contained in this report about past operations of our wells should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and gas, regardless of whether they generate a reasonable rate of return. The ability for us to develop a portion or all of the above wells is contingent on our having adequate capital on hand.
As shown in the tables below, as of December 31, 2008, we had 63 proved undeveloped drilling locations (specific drilling locations as to which our independent engineering firm, Lee Keeling and Associates, Inc., assigned proved undeveloped reserves as of such date).
GAS RESERVES BY FIELD

	OPERATED
		GAS RESERVES-MCF
	WELLS	GROSS	NET
FIELD

BROOKEN	22	6,569.530	2,935.658
CANADIAN	6	4,330.734	1,272.063
TEXANNA	35	13,499.604	10,204.398

TOTAL PROVED UNDEVELOPED	63	24,399.868	14,412.119

GAS RESERVES BY RESERVOIR

	OPERATED
		GAS RESERVES-MCF
	WELLS	GROSS	NET
RESERVOIR

BOOCH	8	6,150.338	4,623.062
HARTSHORNE COAL	55	18,249.530	9,789.057

TOTAL PROVED UNDEVELOPED	63	24,399.868	14,412.119

Oil and Natural Gas Prices
Our natural gas production is sold to purchasers based on the local monthly index price, which typically is approximately 70% — 90% of the NYMEX monthly average gas prices less any direct costs for transportation, fuel and shrinkage. We recoup certain of the transportation costs that we pay related to our own gathering systems.
We may enter into forward sales contracts to reduce the impact of commodity price volatility on our cash flow from operations. By removing the price volatility from a significant portion of our oil and gas production, we mitigate, but not eliminate, the potential effects of fluctuating oil and gas prices on our cash flow from operations for those periods. We must obtain approval from TCW before we actual enter into any future sales contracts.
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
The following table presents our estimated net proved oil and gas reserves and the present value of our estimated proved reserves at December 31, 2007 and 2008, based on the reserve reports prepared by Lee Keeling and Associates, Inc. The Standardized Measure values shown in the table are not intended to represent the market value of our estimated oil and gas reserves at such dates.

	December 31,
	2007	2008
Reserve Data:
Estimated net proved reserves:
Gas (Bcf)	35.589	22.494
Oil (MMbls)	0.0	0.0
Total (Bcfe)	35.589	22.494
Proved developed (Bcfe)	12.766	8.082
Proved undeveloped (Bcfe)	22.823	14.412
Proved developed reserves as a % of total proved reserves	35.87%	35.93%
Standardized Measure (in millions) (1)	$41.272	$13.305
Representative Gas Price per MCF(2):	$5.03	$3.60

(1)	Does not give effect to forward sales related contracts

(2)
Rio Vista sells its production based on monthly average index prices and therefore the price of gas used to determine the Standardized Measure was based on the monthly weighted average price received by Rio Vista for all its production during December 2007 and 2008 regardless of whether Rio Vista was the operator. The weighted average price excludes any impact associated with sales contracts in effect during the period.

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
Breakdown of Gas Sales — December 2008

	Price
	Realized (a)	Gas Production
	(MCF)	(MCF)

Total Operated Wells	$3.69	40,488
Total Non-operated Wells	$2.25	2,688
Weighted Average Price Realized	$3.60	43,176

Relevant Indexes (b)
NYMEX December 2008	$6.89

Oneok December 2008 Index	$4.80

CEGT Index — Daily Average December 2008	$4.64

CEGT Index — December 2008	$4.21

(a)	Ignores impact of forward sales contracts and includes fuel, compression, gathering charges and marketing

(b)	Excludes fuel, compression, gathering and marketing charges
These reserve estimates are reviewed internally by management, with final approval by our Chairman of the Board. The process performed by Lee Keeling and Associates, Inc. to estimate the December 31, 2008 reserve amounts included their preparation of our estimated reserve quantities, future producing rates, future net revenue and the present value of such future net revenue. The independent engineering firm also prepared our estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10 (a) and subsequent Securities and Exchange Commission (SEC) staff interpretations and guidance. In the conduct of their preparation of the reserve estimates, Lee Keeling and Associates, Inc. did not independently verify the accuracy and completeness of information and data furnished by the Company with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices, and any agreements relating to current and future operations of the properties and sales of production. However, if in the course of their work, something came to their attention which brought into question the validity or sufficiency of any such information or data, they did not rely on such information or data until they had satisfactorily resolved their questions relating thereto. Their estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions. We have not filed reserve estimates with any Federal authority or agency.
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

Production and Price History
The following table sets forth information regarding net production of oil and gas and certain price information for the period November 19, 2007 to December 31, 2007 and the year ended December 31, 2008, which are the periods during which we owned the Oklahoma Assets:

	November 19, 2007 to December 31, 2007			Year ended December 31, 2008
		Non-			Non-
	Operated	Operated		Operated	Operated
	Wells	Wells	Total	Wells	Wells	Total
Production:
Gas production (Mcf)	64,391	15,905	80,296	450,395	70,730	521,125
Oil production (MBbls)	—	—	—	—	—	—

Total production (Mcfe)	64,391	15,905	80,296	450,395	70,730	521,125

Average daily production (Mcfe/d)	1,056	260	1,316	1,234	194	1,428

Weighted Average Realized Prices (1),(2):
Gas (Mcf)	$5.33	$4.23	$5.11	$5.99	$5.38	$5.91
Oil (Bbl)	$—	$—	$—	$—	$—	$—

Total (Mcfe)	$5.33	$4.23	$5.11	$5.99	$5.38	$5.91

(1)	Includes the effect of realized prices from forward sales contracts.

(2)	The final NYMEX settled price for December 2007 and 2008 was $7.20 (Mcf) and $6.89 (Mcf) before fuel, gathering and compression, respectively.

Productive Wells
The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2008. Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries. “Gross” wells refers to the total number of producing wells in which we have an interest, and “net” wells refers to the sum of our fractional revenue interests owned in gross wells.
GAS RESERVES BY FIELD

	OPERATED
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS

BROOKEN	39	4,999	6,713.831	4,392.880	65.43%
CANADIAN	16	574	3,068.581	1,119.642	36.49%
CROUCH AREA	47	6,620	915.424	670.909	73.29%
TEXANNA	4	0	347.268	295.630	85.13%
OTHER	8	2,242	1,193.858	926.516	77.61%

TOTAL PROVED DEVELOPED	114	14,435	12,238.962	7,405.577	60.51%

	NON-OPERATED
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS

BROOKEN	12	217	523.986	101.864	19.44%
CANADIAN	6	199	2,373.143	569.554	24.00%
CROUCH AREA	2	0	0	0	0.00%
TEXANNA	0	0	0	0	0.00%
OTHER	4	160	601.020	5.134	0.85%

TOTAL PROVED DEVELOPED	24	576	3,498.149	676.552	19.34%

	TOTAL
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS

BROOKEN	51	5,216	7,237.817	4,494.744	62.10%
CANADIAN	22	773	5,441.724	1,689.196	31.04%
CROUCH AREA	49	6,620	915.424	670.909	73.29%
TEXANNA	4	0	347.268	295.630	85.13%
OTHER	12	2,402	1,794.878	931.650	51.91%

TOTAL PROVED DEVELOPED	138	15,011	15,737.111	8,082.129	51.36%

GAS RESERVES BY RESERVOIR

	OPERATED
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS

BOOCH	33	6,072	4,983.136	3,359.632	67.42%
GEORGES FORK	33	4,939	231.275	190.753	82.48%
HARTSHORNE COAL	27	669	4,254.925	2,187.801	51.42%
PITTSBURG CBM AREA	4	54	945.588	492.540	52.09%
SPIRO	8	1,721	492.177	379.794	77.17%
OTHER	9	980	1,331.861	795.056	59.70%

TOTAL PROVED DEVELOPED	114	14,435	12,238.962	7,405.576	60.51%

	NON-OPERATED
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS

BOOCH	12	217	523.986	101.864	19.44%
GEORGES FORK	0	0	0	0	0.00%
HARTSHORNE COAL	11	199	2,974.163	574.689	19.32%
PITTSBURG CBM AREA	1	160	0		0.00%
SPIRO	0	0	0	0	0.00%
OTHER	0	0	0	0	0.00%

TOTAL PROVED DEVELOPED	24	576	3,498.149	676.553	19.34%

	TOTAL
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS

BOOCH	45	6,289	5,507.122	3,461.496	62.85%
GEORGES FORK	33	4,939	231.275	190.753	82.48%
HARTSHORNE COAL	38	868	7,229.088	2,762.490	38.21%
PITTSBURG CBM AREA	5	214	945.588	492.540	52.09%
SPIRO	8	1,721	492.177	379.794	77.17%
OTHER	9	980	1,331.861	795.056	59.70%

TOTAL PROVED DEVELOPED	138	15,011	15,737.111	8,082.129	51.36%

Developed and Undeveloped Acreage
The following table sets forth information as of December 31, 2008, relating to our leasehold acreage:

	Developed		Undeveloped		Total
	Acreage		Acreage		Acreage
	Gross	Net	Gross	Net	Gross	Net
Operated	18,640	14,435	0	0	18,640	14,435
Non-operated	2,880	576	0	0	2,880	576

Total	21,520	15,011	0	0	21,520	15,011

Oil and Gas Operational Overview
We seek to be the operator of wells in which we have an interest. Effective March 1, 2008, Rio Vista Penny LLC became the operator of the wells which were previously operated, under a transition operating agreement, by the predecessor entity, GM Oil Properties Inc., from the date of acquisition of the Oklahoma assets through February 28, 2008. As operator, we design and manage the drilling and enhancement activities and supervise operation and maintenance activities on a day-to-day basis. In connection with the acquisition of the Oklahoma Assets, we obtained a completion and drilling rig (which we subsequently sold), and we enter into consulting arrangements with outside third parties to supervise certain aspects of our drilling operations. We plan to enter contracts for additional third-party drilling rigs as needed to carry out our future drilling program. In addition, we utilize drilling, production and reservoir engineers, geologists and other specialists who work to improve production rates, increase reserves and lower the cost of operating our oil and gas properties.
Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other operations in Oklahoma, and, as a result, we perform the majority of our drilling during the summer months in these areas. These seasonal anomalies can pose challenges for meeting our well drilling objectives and increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to employee shortages, increased costs or delays in operations. The demand for gas typically decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain gas users utilize gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations.
Employees
At December 31, 2008, Rio Vista did not employ any personnel in connection with operation of the Oklahoma Assets. Beginning March 1, 2008, Rio Vista Operating LLC became the operator of the Oklahoma assets and employs approximately six employees, consisting of eight field workers and three office staff personnel as of such date.
Principal Customers
For the year ended December 31, 2008, approximately 68% of our gas production was sold through Clearwater Enterprises LLC (Clearwater) and approximately 22% was sold to Unimark, LLC. Clearwater in turns sells our production to retail customers within proximity of our gathering system. We believe that if we were to lose Clearwater as a customer, we would be able to sell our production to other customers under similar sales terms.

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
Environmental Matters and Regulation
We believe that our properties and operations are in substantial compliance with applicable environmental laws and regulations, and our operations to date have not resulted in any material environmental liabilities. To protect against potential environmental risk, we typically obtain Phase I environmental assessments of any properties to be acquired prior to completing each acquisition.
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

These laws, rules and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects profitability. In addition, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. We believe that we substantially comply with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict how future environmental laws and regulations may impact our properties or operations. For the year ended December 31, 2008, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. We are not aware of any environmental issues or claims that will require material capital expenditures during 2009 or that will otherwise have a material impact on our financial position or results of operations.
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
Water Pollution Control Act. The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the relevant state. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. We believe that we are in substantial compliance with the requirements of the Clean Water Act.
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
Rio Vista Employees
Rio Vista has no employees. At December 31, 2008, Rio Vista’s subsidiaries employed personnel in connection with the operation of their businesses as described above. The business of Rio Vista is managed by the General Partner. Penn Octane employs all persons, other than Rio Vista’s employees referred to herein, including executive officers, necessary for the operation of Rio Vista’s business.

Item 1A. Risk Factors
Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The following are some of the important factors that could affect our business, financial condition, results of operations and our actual results could differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also adversely impair or offset our business results of operation, financial condition and prospects.
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

•	sources of cash used to fund acquisitions;

•	debt service requirements and restrictions on distributions contained in our existing and future debt agreements;

•	interest payments;

•	fluctuations in our working capital needs;
•	general and administrative expenses, including expenses we will incur as a result of being a public company;

•	cash settlement of commodity derivative contracts;

•	timing and collectibility of receivables; and
•	the amount of cash reserves, which we expect to be substantial, established by the General Partner for the proper conduct of our business.

Our estimate of the “available cash” as defined in the partnership agreement, is necessary for us to make a distribution on all units at the target distribution rate for each of the four quarters ending December 31, 2009 and is based on assumptions that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated.
Our estimate of “available cash” as defined in the partnership agreement, is necessary for us to make a distribution on all units at the target distribution rate for each of the four quarters ending December 31, 2009 and is based on our management’s calculations, and we have not received an opinion or report on it from any independent accountant. This estimate is based on assumptions about development, production, oil and natural gas prices, settlements under commodity derivative contracts, capital expenditures, expenses, borrowings and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. If any of these assumptions prove to have been inaccurate, our actual results may differ materially from those set forth in our estimates, and we may be unable to make all or part of the initial quarterly distribution on our units.
Our oil and natural gas reserves naturally decline, and we will be unable to sustain distributions at the level of our initial quarterly distribution without making accretive acquisitions or substantial capital expenditures that maintain or grow our asset base.
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
Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to make distributions to our unitholders, either directly or indirectly. For example, our existing credit facility with TCW prohibits our Oklahoma subsidiaries from making any distributions to us unless we meet certain conditions which we do not currently expect to meet. If we are not able to receive sufficient operating cash from our subsidiaries, our ability to make distributions to our unitholders at the then-current distribution rate could be adversely affected.

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
As of December 31, 2008, we had approximately $31.3 million of debt. We may incur additional debt in the future. Our future indebtedness could have important consequences to us, including:
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
Other companies operated approximately 17.4% of our wells on a pro forma basis as of December 31, 2008. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
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
Our business would be adversely affected if operations at our terminaling, transportation and distribution facilities experienced significant interruptions. Our business would also be adversely affected if the operations of our customers and suppliers experienced significant interruptions.
Our operations are dependent upon our terminaling and storage facilities and various means of transportation. We are also dependent upon the uninterrupted operations of certain facilities owned or operated by our suppliers and customers. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders or to make principal and interest payments on our debt securities. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:
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
Chemical-related assets, such as those handled at our terminaling and storage facilities, may be at greater risk of future terrorist attacks than other possible targets in the United States. Federal legislation is under consideration that could impose new site security requirements, specifically on chemical facilities, which may increase our overhead expenses. Our business or our customers’ businesses could be adversely affected because of the cost of complying with new security regulations.

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
We store and transport hazardous chemicals such as aqua ammonia, phosphoric acid, hydrochloric acid and sulfuric acid. An accident involving any of these chemicals could result in serious injuries or death, or evacuation of areas near an accident. An accident could also result in third-party property damage or shutdown of our terminaling facilities, or cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. As a result, an accident involving any of these chemicals could have a material adverse effect on our results of operations, liquidity or financial condition.
Risks Inherent in an Investment in Us
The amount of cash distributions that we will be able to distribute to unitholders will be reduced by the costs associated with general and administrative expenses and reserves that our General Partner believes prudent to maintain for the proper conduct of our business and for future distributions.
Before we can pay distributions to our unitholders, we must first pay or reserve cash for our expenses, including capital expenditures and the costs of being a public company and other operating expenses, and we may reserve cash for future distributions during periods of limited cash flows. The amount of cash we have available for distribution to our unitholders will be affected by our level of reserves and expenses. Because of restrictions in our credit agreements and lack of available cash, we have not made distributions for the quarters ended September 30, 2008 and December 31, 2008.
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

•	some officers of our General Partner who provide services to us devote time to affiliates of our General Partner and may be compensated for services rendered to such affiliates;

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

•
our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders;

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
Unitholders who are not “Eligible Holders” will not be entitled to receive distributions on or allocations of income or loss on their common units and their common units will be subject to redemption.
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
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our General Partner because the costs will reduce our cash available for distribution.
Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
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
We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For example, an exchange of 50% of our capital and profits could occur if, in any twelve-month period, holders of our subordinated and common units sell at least 50% of the interests in our capital and profits. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and unitholders receiving two Schedule K-1s, for one fiscal year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Unitholders will likely be subject to state and local taxes and tax return filing requirements in states where they do not live as a result of investing in our common units.
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
Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from loaning their units.
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
None.

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
In December of 2008, one of the insurance carriers, Ace Insurance, tendered its limit of one million in settlement of all claims brought by American citizens who were injured in the explosion. Those claims were dismissed. The legal damages that can be recovered by the remaining plaintiffs will be governed by Mexican law, which provides limited, scheduled recovery. This is deemed favorable to Rio Vista. Rio Vista’s legal fees and settlement costs were covered by insurance.

Since that settlement the remaining insurance carrier was Lexington Insurance Company (Lexington). On December 13, 2007, Lexington Insurance Company (Lexington) filed a declaratory action complaint against Penn Octane, Rio Vista and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the US Federal Court to rule that the plaintiff has no obligation to defend Penn Octane and the Rio Vista related entities in the Camacho litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. In a subsequent pleading, Lexington assumed the defense of Penn Octane and Rio Vista. However, there remains undetermined the obligation by Lexington to provide indemnification to Penn Octane and Rio Vista from any judgment resulting from the Camacho suit. Cross motions for summary judgment were filed by the parties, and the court ruled that the insurance policy issued by Lexington did cover the incident which occurred in Mexico. Lexington has subsequently filed a Notice of Appeals, and is proceeding to appeal the trial court’s ruling. Nevertheless, Lexington continued to provide a defense to Rio Vista in the Camacho case. As the cash currently stands, the trial court has ruled that insurance coverage does exist to provide coverage in the Camacho case.
The Camacho case is not presently set for trial. It is anticipated that a small group of plaintiffs will be identified by the court, and that group will be set for trial. It is anticipated that the trial group will not be set until the fall of 2009. No judgment following that trial will become final until all plaintiffs have gone to trial.
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
On November 20, 2007, Rio Vista, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. (GM) jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. (Energy Spectrum) in the District Court of McIntosh County, Oklahoma. This action was filed in response to Energy Spectrum’s assertion that Rio Vista, Rio Vista Penny, LLC, as well as GM owed Energy Spectrum a commission based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM. Energy Spectrum counterclaimed asserting that Rio Vista and Rio Vista Penny tortiously interfered with the commission agreement between Energy Spectrum and GM. Neither Rio Vista nor Rio Vista Penny were parties to this agreement. Management believes that the Rio Vista entities should have no liability for any commission obligation that GM may owe to Energy Spectrum. However the outcome of litigation cannot reliably be predicted. Discovery in the case is ongoing. No trial date has been set.
On August 19, 2008, Rio Vista, Rio Vista GP LLC, Rio Vista Penny LLC, Jerome B. Richter and Douglas G. Manner (Defendants) were named in a lawsuit filed by Northport Production Company and Eugene A. Viele (Plaintiffs). Mr. Viele is currently a director of Penn Octane Corporation and is also the principal owner of Northport Production Company. Mr. Manner currently serves as a director of Penn Octane Corporation and the General Partner. Plaintiffs allege breach of contract, negligent misrepresentation, and fraud in connection with the acquisition of the Oklahoma Assets. Plaintiffs are seeking judgment for compensatory damages of $487,000 and exemplary damages of not less than $200,000 as well as attorneys’ fees and other such relief as may be shown. Discovery is currently pending. Rio Vista believes that the liability, if any, ultimately resulting from this lawsuit should not materially affect its consolidated financial results.
Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims in the ordinary course of its business. Rio Vista believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
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

	LOW	HIGH

The year ended December 31, 2008:
First Quarter	$12.06	$17.25
Second Quarter	9.36	13.83
Third Quarter	8.00	13.00
Fourth Quarter	0.65	9.89

	LOW	HIGH

The year ended December 31, 2007:
First Quarter	$5.34	$9.54
Second Quarter	7.80	12.37
Third Quarter	10.50	23.00
Fourth Quarter	10.05	17.50
On March 30, 2009, the closing bid price of the common units as reported on the NASDAQ National Market was $0.64 per common unit. On March 30, 2009, Rio Vista had 2,762,463 common units outstanding and approximately 780 holders of record of the common units.
Rio Vista made the following distributions during the years ended December 31, 2007 and 2008:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner

Dec 2006	01/18/07	$0.25	$478,000	$10,000
Mar 2007	05/04/07	$0.25	$478,000	$10,000
Jun 2007	07/31/07	$0.25	$484,000	$10,000
Sep 2007	11/14/07	$0.25	$484,000	$10,000
Jun 2005 – Jun 2006 Arrearages	12/10/07	$1.25	$2,420,000	$49,000
Dec 2007	02/14/08	$0.25	$607,000	$12,000
Mar 2008	05/16/08	$0.25	$629,000	$13,000
Jun 2008	08/14/08	$0.25	$679,000	$14,000
The amount of the distributions paid through the June 2008 quarterly distribution represents the minimum quarterly distribution required to be made by Rio Vista pursuant to the partnership agreement. Rio Vista has not declared a distribution for the quarters ended September 30, 2008 and December 31, 2008.
Rio Vista does not anticipate making quarterly distributions during the year 2009. (See below under the heading “Distributions of Available Cash”).

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
On June 29, 2007, the Board of Managers of our General Partner approved the grant of a restricted unit bonus of 25,000 common units under the 2005 Plan to an executive officer of our General Partner. The restricted unit bonus vested as to 8,334 units on July 1, 2007 and an additional 8,333 units on January 1, 2008, and the remaining units vest on July 1, 2008. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect the award of restricted units to him.
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

On January 23, 2008, the Board of Managers of our General Partner approved the grant of options to purchase a total of 16,250 common units under the 2005 Plan to certain outside members of the Board of Managers of our General Partner. The exercise price for the options is $14.42 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on January 23, 2008. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.
On March 7, 2008, the Board of Managers of our General Partner approved the grant of a unit bonus of 8,812 common units under the 2005 Plan to an executive officer of our General Partner. The amount of units granted was based on the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on March 7, 2008.
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
On July 23, 2008, the board of managers authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000.   The price per unit was the closing price for Rio Vista common units on May 30, 2008 as reported by the NASDAQ National Market (see note M to the consolidated financial statements).
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
During June 2008, the Board of Managers of the General Partner of Rio Vista approved an employment agreement with an officer of the General Partner. Under the terms of the employment agreement, the officer is entitled to receive a grant of 30,000 restricted common units under Rio Vista’s 2005 Equity Incentive Plan in accordance with the following vesting schedule: 5,000 common units after the officer has been employed for six months, another 5,000 common units after one year of employment, another 10,000 common units after two years of employment and another 10,000 common units after three years of employment. The common units were granted on October 17, 2008. Total compensation cost recorded under the aforementioned grant was approximately $205,000 of which $34,000 was expensed during the year ended December 31, 2008.
On October 17, 2008, Rio Vista issued an aggregate of 12,939 Rio Vista common units in satisfaction of all liquidated damages due to Standard General. (see note I to the consolidated financial statements).
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
Current Assets and Operations
In July 2007, Rio Vista acquired Regional and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business consisting of transportation and terminaling. Beginning March 1, 2008, Rio Vista Operating LLC (Operating) became the operator of the Oklahoma Assets.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets.  During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4.0 million (see note I to the consolidated financial statements).

Results of Operations
Because of the sale of the LPG sales business during August 2006, which at that time was our sole business up through the date of the sale, the commencement and sale of our LPG Transportation business during August 2006 and December 2007, respectively, and our rapid growth through the acquisitions of Regional and the Oklahoma Assets during 2007, our historical results of operations and period-to-period comparisons of these results during the years ended 2006, 2007 and 2008 are not that meaningful or indicative of future results.
The results of operations from continuing operations during the years ended December 2007 and 2008 reflect the results associated with the i.) the Transportation and Terminaling Business associated with bulk and petroleum products associated with Regional operations which was acquired during July 2007 and LPG, which was commenced during August 2006 and was sold on December 31, 2007 (including all costs associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility), ii.) the operation of the Oklahoma Assets, which was acquired during November 2007 and iii.) all indirect income and expenses of Rio Vista.
Continuing Operations
Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

	YEAR ENDED DECEMBER 31, 2008
	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	$5,247,000	$8,573,000	$—	$1,000	$13,821,000

Cost Of Goods Sold	4,322,000	6,444,000	—	(8,000)	10,758,000

Gross Profit	925,000	2,129,000	—	9,000	3,063,000

Selling, General And Administrative Expenses	493,000	1,167,000	—	3,650,000	5,310,000

Loss on sale of remaining LPG-related assets	—	—	351,000	—	351,000

Operating Income	432,000	962,000	(351,000)	(3,641,000)	(2,598,000)

Other Income (Expense)

Interest Expense	(2,849,000)	(631,000)	—	(178,000)	(3,658,000)

Interest Income	7,000	—	—	1,000	8,000

Income (loss) from Continuing Operations Before Taxes	(2,410,000)	331,000	(351,000)	(3,818,000)	(6,248,000)

Provision (Benefit) For Income Taxes	(103,000)	66,000	—	—	(37,000)

Income (loss) From Continuing Operations	$(2,307,000)	$265,000	$(351,000)	$(3,818,000)	$(6,211,000)

	YEAR ENDED DECEMBER 31, 2007
	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	$527,000	$3,038,000	$2,341,000	$—	$5,906,000

Cost Of Goods Sold	390,000	2,399,000	1,971,000	45,000	4,805,000

Gross Profit	137,000	639,000	370,000	(45,000)	1,101,000

Selling, General and Administrative Expenses	41,000	363,000	258,000	4,008,000	4,670,000

Loss on sale of remaining LPG-related assets	—	—	406,000	—	406,000

Operating Income (loss)	96,000	276,000	(294,000)	(4,053,000)	(3,975,000)

Other Income (Expense)

Interest Expense	(275,000)	(322,000)	(281,000)	(7,000)	(885,000)

Interest Income	—	14,000	1,000	2,000	17,000

Loss From Continuing Operations Before Taxes	(179,000)	(32,000)	(574,000)	(4,058,000)	(4,843,000)

Provision (Benefit) For Income Taxes	(4,000)	(51,000)	34,000	—	(21,000)

Income (loss) From Continuing Operations	$(175,000)	$19,000	$(608,000)	$(4,058,000)	$(4,822,000)

	YEAR ENDED DECEMBER 31, 2006
	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	—	—	908,000	$—	908,000

Cost Of Goods Sold	—	—	1,814,000	—	1,814,000

Gross Profit	—	—	(906,000)	—	(906,000)

Selling, General and Administrative Expenses	—	—	183,000	2,666,000	2,849,000

Operating Income (loss)	—	—	(1,089,000)	(2,666,000)	(3,755,000)

Other Income (Expense)

Interest Expense	—	—	(354,000)	217,000	(137,000)

Interest Income	—	—	—	1,000	1,000

Loss From Continuing Operations Before Taxes	—	—	(1,443,000)	(2,448,000)	(3,891,000)

Provision For Income Taxes	—	—	37,000	—	37,000

Loss From Continuing Operations	—	—	(1,480,000)	$(2,448,000)	$(3,928,000)

	CHANGES YEAR ENDED DECEMBER 31, 2008 COMPARED WITH YEAR ENDED DECEMBER 31, 2007
	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	$4,720,000	$5,535,000	$(2,341,000)	$1,000	$7,915,000

Cost Of Goods Sold	3,932,000	4,045,000	(1,971,000)	(53,000)	5,953,000

Gross Profit	788,000	1,490,000	(370,000)	54,000	1,962,000

Selling, General And Administrative Expenses	452,000	804,000	(258,000)	(358,000)	640,000

Loss on sale of remaining LPG-related assets	—	—	(55,000)	—	(55,000)

Operating Income (Loss)	336,000	686,000	(57,000)	412,000	1,377,000

Other Income (Expense)

Interest Expense	(2,574,000)	(309,000)	281,000	(171,000)	(2,773,000)

Interest Income	7,000	(14,000)	(1,000)	(1,000)	(9,000)

Income (loss) From Continuing Operations Before Taxes	(2,231,000)	363,000	223,000	240,000	(1,405,000)

Provision (Benefit) For Income Taxes	(99,000)	117,000	(34,000)	—	(16,000)

Income (loss) From Continuing Operations	$(2,132,000)	$246,000	$257,000	$240,000	$(1,389,000)

	CHANGES YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006
	Oklahoma	Regional	LPG	Corporate/
	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total
Revenues	$527,000	$3,038,000	1,433,000	—	4,998,000

Cost Of Goods Sold	390,000	2,399,000	157,000	45,000	2,991,000

Gross Profit	137,000	639,000	1,276,000	(45,000)	2,007,000

Selling, General And Administrative Expenses	41,000	363,000	75,000	1,342,000	1,821,000

Loss on sale of remaining LPG-related assets	—	—	406,000	—	406,000

Operating Income	96,000	276,000	795,000	(1,387,000)	(220,000)

Other Income (Expense)

Interest Expense	(275,000)	(322,000)	73,000	(224,000)	(748,000)

Interest Income	—	14,000	1,000	1,000	16,000

Income From Continuing Operations Before Taxes	(179,000)	(32,000)	869,000	(1,610,000)	(952,000)

Provision (Benefit) For Income Taxes	(4,000)	(51,000)	(3,000)	—	(58,000)

Income (loss) From Continuing Operations	$(175,000)	19,000	872,000	(1,610,000)	(894,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007

(c)	Business commenced in August 2006 and sold December 31, 2007

Year Ended December 31, 2008 Compared With Year Ended December 31, 2007
Revenues. Revenues for the year ended December 31, 2008 were $13.8 million and includes the results of Regional and the Oklahoma Assets for the twelve months during 2008. Revenues during the year ended December 31, 2007 were $5.9 million and includes the results of Regional for the period July 28, 2007 to December 31, 2007, the results of the Oklahoma Assets for the period November 19, 2007 to December 31, 2007 and the results of the LPG transportation for the full twelve months. The results for the two periods are not comparative since each period contains different business operations for different periods of time.
During the year ended December 31, 2006, there were only revenues from August 22, 2006, the date that the LPG Transportation business commenced, through December 31, 2006. All revenues prior to August 22, 2006 were derived from Rio Vista’s LPG sales business and were reclassified as discontinued operations.
Cost of goods sold. Cost of goods sold for the year ended December 31, 2008 was $10.8 million and includes the results of Regional and the Oklahoma Assets for the twelve months during 2008. Cost of goods sold during the year ended December 31, 2007 were $4.8 million and includes the costs of goods sold of Regional for the period July 28, 2007 to December 31, 2007, the cost of goods sold of the Oklahoma Assets for the period November 19, 2007 to December 31, 2007 and the cost of goods sold of the LPG transportation for the full twelve months. The results for the two periods are not comparative since each period contains different business operations for different periods of time.
During the year ended December 31, 2006, cost of goods sold consisted of those costs associated with operation of the US – Mexico Pipelines and Matamoros Terminal Facility. All costs associated with Rio Vista’s LPG sales business prior to its sale, except for costs associated with the US – Mexico Pipelines and Matamoros Terminal Facility, which were used for Rio Vista’s LPG transportation business, were reclassified as discontinued operations.
Selling, general and administrative expenses. Selling, general and administrative expenses were $5.3 million for the year ended December 31, 2008. Excluding the selling, general and administrative expenses associated with the acquisitions or sales of Regional, the Oklahoma Assets and/or the LPG Transportation business, the remaining selling, general and administrative expenses were associated with corporate related activities. These selling, general and administrative costs were $3.6 million during the year ended December 31, 2008 compared with $4.0 million during the year ended December 31, 2007. These costs were comprised of indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista in accordance with the Omnibus Agreement. The costs consisted of salary related costs, legal, accounting and other professional fees, and other corporate related costs, including insurance, taxes other than income, and public company expenses. Salary related costs allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees.
Liquidity and Capital Resources
General
As a result of the disposition of the LPG-related businesses in 2006 and 2007 and the acquisition of Regional’s business and the Oklahoma Assets, Rio Vista’s sources of operating cash flows are expected to be derived from the operations of Regional and from the revenues received from the Oklahoma Assets. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Note described below under “Debt Obligations” and income taxes payable on Regional’s stand-alone taxable income. Based on the current production levels from the Oklahoma Assets and current prices for oil and gas, there is not expected to be sufficient cash from operations to meet debt service requirements under the TCW Credit Facility described below under “Debt Obligations” unless additional production can be realized. Additional production will require additional capital expenditures to fund drilling expansion opportunities. Rio Vista currently does not have funding available to perform additional development. In addition, Rio Vista projects that monthly cash flows received from the Oklahoma Assets during the months of April through September will be less than during the months of October through March as a result of seasonality. Rio Vista does not expect that the Oklahoma Assets will be a source of generating cash flow for the foreseeable future based on current cash flow levels and the required debt covenants associated with the TCW Credit Facility, which prohibits distributions by Rio Vista’s Oklahoma subsidiaries unless certain conditions are met. Rio Vista is currently in discussions with TCW to restructure the TCW Credit Facility. See “- Debt Obligations – TCW Credit Facility” below.

In addition, pursuant to the Omnibus Agreement, Penn Octane is entitled to reimbursement of costs incurred on behalf of Rio Vista, including an allocable share of overhead. As a result, Rio Vista may not have sufficient available cash to pay its separate general and administrative and other operating expenses, debt service and/or minimum quarterly distributions to unitholders unless Rio vista is able to restructure the TCW Credit Facility and the RZB note under terms which would provide an acceptable debt service and cash flow arrangement. In addition, Rio Vista may not distribute sufficient cash to meet the tax obligations of unitholders associated with the ownership of common units.
Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional units. Currently, substantially all of Rio Vista’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the TCW Credit Facility and the RZB Loan Agreement (see below). Accordingly, Rio Vista may be unable to obtain additional financing collateralized by those assets.
At December 31, 2008, Rio Vista had a working capital deficit of approximately $36 million. Rio Vista cannot be certain that future cash flows from Regional’s business or the Oklahoma Assets’ operations and future investments, if any, will be adequate to cover all of its future working capital requirements, including minimum distributions to unitholders.
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
In addition to its 2% General Partner interest, the General Partner is currently the holder of incentive distribution rights which entitle the holder to an increasing portion of cash distributions as described in the partnership agreement. As a result, cash distributions from Rio Vista are shared by the holders of the common units and the General Partner based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista which amount is included in due to Penn Octane Corporation in the accompanying consolidated balance sheet for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution. Rio Vista made the following distributions during the years ended December 31, 2007 and 2008:

			Amounts Paid
	Payment	Distribution	Common	General
Quarter Ended	Date	Per Unit	Units	Partner

Dec 2006	01/18/07	$0.25	$478,000	$10,000
Mar 2007	05/04/07	$0.25	$478,000	$10,000
Jun 2007	07/31/07	$0.25	$484,000	$10,000
Sep 2007	11/14/07	$0.25	$484,000	$10,000
Jun 2005 – Jun 2006 Arrearages	12/10/07	$1.25	$2,420,000	$49,000
Dec 2007	02/14/08	$0.25	$607,000	$12,000
Mar 2008	05/16/08	$0.25	$629,000	$13,000
Jun 2008	08/14/08	$0.25	$679,000	$14,000
The amount of the distributions paid through the June 2008 quarterly distribution represents the minimum quarterly distribution required to be made by Rio Vista pursuant to the partnership agreement. Rio Vista has not declared a distribution for the quarters ended September 30, 2008 and December 31, 2008.
Debt Obligations
RZB Note
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5.0 million (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” (7.25% at December 31, 2007), or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75% (Base Rate Margin). On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, Rio Vista entered into a third amendment to the RZB Note (Third Amendment). Under the terms of the Third Amendment, the maturity date of the RZB Note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, is required to be in excess of $3.3 million. In addition, the Third Amendment required Rio Vista to repay $1.0 million of the RZB Note. Effective January 1, 2009, Penn Octane agreed to loan Rio Vista the $1.0 million of cash collateral held by RZB for purpose of making the required payment described above.
During February 2009, Rio Vista entered into a fourth amendment to the RZB Note which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, Rio Vista entered into a fifth amendment to the RZB Note which extends the maturity date of the RZB Note through April 30, 2009. Rio Vista and RZB are currently negotiating an additional extension of the RZB Note (Extended RZB Note). Rio Vista expects that the Extended RZB Note will have a three year maturity, with monthly amortization, and will provide Regional with the ability to make minimum monthly payments to Rio Vista to cover a portion of Rio Vista’s corporate overhead subject to Regional meeting required debt service covenants. In addition, Rio Vista will be required to subordinate repayment of its intercompany loan with Regional and Regional will be required to enter into a control agreement with its banks which will provide RZB with the ability to access Regional’s cash in the event of a default. The Extended RZB Note has not been executed and is subject to due diligence, final loan documents and approval of both parties.
In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Note is also guaranteed by Regional and RVOP.

TCW Credit Facility
The TCW Credit Facility is a $30.0 million senior secured credit facility available to Rio Vista Penny LLC with a maturity date of August 29, 2010. The amount of the initial draw under the facility was $21.7 million, consisting of $16.8 million in assumption of the existing indebtedness in the principal amount of $16.5 million  plus accrued but unpaid interest in the amount of $250,000 owed by GM Oil to TCW, $2.0 million in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest (ORRI) held by an affiliate of TCW, and $3.0 million to fund the acquisition of the membership interests of GO by Rio Vista GO. TCW had also approved a plan of development (APOD) for the Oklahoma assets totaling approximately $2.0 million, which was funded during December 2007. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. The interest rate is 10.5%, increasing an additional 2% if there is an event of default (see below). Payments under the TCW Credit Facility were interest-only until December 29, 2008. The TCW Credit Facility carries no prepayment penalty. Rio Vista ECO LLC (an indirect, wholly-owned subsidiary of Rio Vista and the direct parent of Rio Vista Penny and Rio Vista GO), Rio Vista GO, GO and MV have each agreed to guarantee payment of the Notes payable to the lenders under the TCW Credit Facility.
Under the terms of the Note Purchase Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW has the right to demand payment of $2.2 million of debt (Demand Loan). Beginning May 19, 2008, TCW also has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. Beginning November 19, 2008, TCW has the right to convert the balance of the debt under the TCW Credit Facility into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Rio Vista (TCW Warrant). Rio Vista has agreed to file with the SEC a registration statement on Form S-3 covering the common units issued pursuant to the TCW Warrant within 90 days following the first exercise of the TCW Warrant.
Rio Vista Penny and Rio Vista GO, which hold the Oklahoma Assets, are prohibited from making upstream distributions to Rio Vista unless certain conditions are met which currently are not expected to be met in the future. In addition, the TCW Credit Facility requires semi-annual reserve reports by an independent engineer which is used in determining the allowable borrowing base.

On September 29, 2009, Rio Vista Penny entered into a First Amendment to the Note Purchase Agreement (First TCW Amendment) with TCW. Under the terms of the First TCW Amendment, TCW agreed to fund Rio Vista Penny an additional $1.0 million under the TCW Credit Facility for certain APOD costs as described in the First TCW Amendment. In addition, under the terms of the First TCW Amendment, the interest rate under the TCW Credit Facility increased from 10.5% per annum to 12.5% per annum beginning July 1, 2008. Under the terms of the First TCW Amendment, TCW agreed to change the period for which a notice to demand repayment from Rio Vista Penny of up to $2.2 million of indebtedness under the TCW Credit Facility from May 19, 2008 to January 1, 2009 and Rio Vista Penny also agreed to extend the demand repayment option on the $2.2 million through the date of maturity of the TCW Credit Facility. In addition, under the terms of the First TCW Amendment, TCW has agreed to waive other defaults identified in the First TCW Amendment which either occurred and/or were existing prior to the date of the First TCW Amendment.
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
Rio Vista Penny and TCW have entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 principal payment and interest payment due) and other requirements pursuant to the TCW Credit Facility until April 13, 2009 (TCW Waiver). In connection with one of the extensions, TCW agreed to provide Rio Vista with 62 days advance written notice to exercise the TCW Warrant, except for up to 400,000 common units of Rio Vista.
Rio Vista’s management is in discussions with TCW to restructure the TCW Credit Facility.
However, if Rio Vista’s management is unable to restructure the TCW Credit Facility or obtain additional extensions or waivers of its requirements of payment terms and covenants contained in the TCW Credit Facility, then Rio Vista Penny will be in default under the terms of the TCW Credit Facility.
TCW has the right to foreclose against Rio Vista Penny under the terms of the TCW Credit Facility. TCW has no recourse against Rio Vista, except that TCW holds the TCW Warrant, granting it the right, but not the obligation, to convert a portion or all of the value of the debt owing under the TCW Credit Facility, including accrued interest and penalties, into Rio Vista common units at the exercise price defined in the TCW Warrant (approximately 90% of the market value of the common units on the 20 trading days preceding the conversion date).
If TCW converts any amounts owing under the TCW Credit Facility into Rio Vista common units then the current Rio Vista common unit holders will be significantly diluted.
As of December 31, 2008, the net book value Oklahoma Assets were approximately $36.1 million. As a result of a foreclosure, based on December 31, 2008 balances, Rio Vista would record a loss related to the Oklahoma Assets which could approximate $7.8 million. The exercise by TCW of any amount under the TCW Warrant would reduce the amount of the recordable loss by a corresponding amount.
Moores Note
In connection with the purchase of the Penny Assets, Rio Vista issued a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (Moores Note) payable to Gary Moores on May 19, 2008. Under the terms of the Moores Note, beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista which option was not exercised and expired on May 19, 2008. The Moores Note was not paid upon maturity.

On June 27, 2008, the Moores Note was amended (Amended Moores Note). In connection with the Amended Moores Note, Rio Vista made a principal payment of $100,000, plus accrued interest through that date and the maturity date of the remaining principal balance was extended to November 19, 2008. In addition, the interest rate on the remaining balance of the Moores Note was increased to 10% per annum. Simultaneously with the amendment of the Moores Note, Penny agreed to the sale and transfer of certain goods and chattels to Gary Moores in exchange for $100,000 which was paid through a credit against the outstanding principal balance due under the Moores Note and Penny also received from a company owned by Gary Moores, a used vehicle with nominal value, to be used by Penny for general operations. The Amended Moores Note was not paid upon maturity. In November 2008, Gary Moores filed a civil action against Rio Vista as a result of the non-payment (Civil Action).
On January 20, 2009, the Moores Note was once again amended (Second Amended Moores Note). In connection with the Second Amended Moores Note, Rio Vista agreed to make monthly principal payments of $12,500 plus interest beginning May 10, 2009 and to continue such payments for 5 consecutive months. Each month thereafter, Rio Vista is required to make principal payments of $37,500 plus interest until all amounts due and payable have been paid. In addition, in connection with the Second Amended Moores Note, Gary Moores agreed to dismiss the Civil Action.
Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1.0 million to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which was to be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008 and January 27, 2009, the second and third installment was due to be paid. Regional did not make the second or third installment payments as it believes that there exists offsets in connection with the acquisition of Regional in excess of the payments. For the period of July 28, 2007 through December 31, 2007 and the year ended December 31, 2008, $37,000 and $72,000, respectively, of the discount was amortized.
Richter Note Payable
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista, guaranteed by Penn Octane (Richter Note Payable) and collateralized by the assets of Rio Vista, subject to the consent of RZB and TCW. Under the terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on the earlier of (1) the six (6) month anniversary of the Richter Note Payable, which date was extended to November 15, 2008 or (ii) the sale of all or substantially all of the assets of Rio Vista. The Richter Note Payable was not paid on November 15, 2008. Rio Vista and Mr. Richter are negotiating an extension of the due date. The Richter Note Payable accrues interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.
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
On June 1, 2007, Regional executed a letter of intent with Norfolk Southern dated May 29, 2007 which provides for the replacement of the foregoing leases through a purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. Regional received a letter from Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.
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
Gas Compression Agreements
GO entered into a one year lease agreement with Hanover Compression Limited Partnership for the use of a compressor. The lease is dated October 11, 2006 and is guaranteed for a minimum of twelve months and continues monthly until cancelled by either party with 30 day notice. Minimum base lease payments of $11,000 plus taxes and are due monthly. The base amount is subject to semi-annual adjustments.
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
Mr. Richter’s consulting agreement expired on November 14, 2006.
Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Rio Vista and to Penn Octane. JBR Capital is controlled by Mr. Richter. The provisions of the Consulting Agreement are effective as of November 15, 2006 (Effective Date). Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. For the years ended December 31, 2007 and 2008, Rio Vista expenses approximately $317,000 and $325,000, respectively in connection with the Consulting Agreement. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The initial term of the Consulting Agreement was six months and continues to renew for additional six-month terms unless terminated by either party at least 30 days before the end of each term.

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
Strategic Growth International
On May 28, 2008, Rio Vista and SGI entered into a one year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, Penn Octane and Rio Vista were each required to pay monthly fees of $9,000 per month. In addition, under the agreement between Rio Vista and SGI, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance. As a result of the cancellation, the number of warrants issued was reduced to 25,000.
Employment Agreement
During June 2008, the Board of Managers of the General Partner approved an employment agreement with an officer of the General Partner. Under the terms of the employment agreement, the officer is entitled to receive a grant of 30,000 restricted common units under Rio Vista’s 2005 Equity Incentive Plan in accordance with the following vesting schedule: 5,000 common units after the officer has been employed for six months, another 5,000 common units after one year of employment, another 10,000 common units after two years of employment and another 10,000 common units after three years of employment. The common units were granted on October 17, 2008. Total compensation cost recorded under the aforementioned grant was approximately $205,000 of which $34,000 was expensed during the year ended December 31, 2008.
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
Private Placements
On March 7, 2008, the Board of Managers of the General Partner Rio Vista approved the grant of a unit bonus of 8,812 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The amount of units granted was based on the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on March 7, 2008.
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
On July 23, 2008, the board of managers authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000.   The price per unit was the closing price for Rio Vista common units on May 30, 2008 as reported by the NASDAQ National Market (see note L to the consolidated financial statements).
On October 17, 2008, Rio Vista issued an aggregate of 12,939 Rio Vista common units in satisfaction of all liquidated damages due to Standard General. (see note I to the consolidated financial statements).
Unit Warrants
On January 23, 2008, the board of managers of the General Partner approved the grant of options to purchase a total of 16,250 common units under the 2005 Plan to certain outside members of the board of managers of the General Partner. The exercise price for the options is $14.42 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on January 23, 2008. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuances do not involve any public offering of securities.

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
Related Party Transactions
Sale — Purchase of Rio Vista Common Units
At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Rio Vista and the NASDAQ National Market (NASDAQ) regarding Rio Vista’s compliance with NASDAQ’s Marketplace Rule 4450(a)(3) on capital adequacy, the board of managers authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2.0 million.  Thereafter, Rio Vista’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to NASDAQ, and notified NASDAQ regarding the proposed issuance of its units.  Rio Vista also filed a listing of additional units notification with NASDAQ (LAS) based on its intention to go forward with the proposed purchase and sale. Following further discussions with NASDAQ, at board meetings on July 15, 2008, the board of managers and the board of directors of Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to NASDAQ approval of Rio Vista’s LAS. On July 23, 2008, after the period of review for the LAS passed, the common units were issued to Penn Octane.
Loans to Rio Vista
As of July 23, 2008, Rio Vista off-set $2.0 million owed to Penn Octane against the amounts owed by Penn Octane to acquire Rio Vista common units (see above). In addition, Penn Octane has loaned additional amounts to Rio Vista for the sole purpose of allowing Rio Vista to fund ongoing operations and the June 2008 quarterly distribution.
In connection with the Third Amendment of the RZB Note, Rio Vista was required to repay $1.0 million of the RZB Note. Effective January 1, 2009, Penn Octane loaned Rio Vista $1.0 million of its cash collateral held by RZB for the purpose of funding Rio Vista’s obligation to make the required payment described above.
Realization of Assets
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista had a loss from continuing operations for the ended December 31, 2007 and 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma Assets are held as collateral against the TCW Credit Facility. The TCW Credit Facility, $150,000 of the Moores Note, the RZB Note, the Sellers’ Note – Regional and the Richter Note Payable total approximately $31.3 million and are all classified as current liabilities. In addition, as a result of extensions, the TCW Credit Facility and the RZB Note will expire during April 2009, unless further extended. In the event such obligations are not satisfactorily restructured or further extended, the TCW Credit Facility and/or the RZB Note will be due immediately (see note G to the consolidated financial statements). The TCW Credit Facility and RZB Note are collateralized by the Oklahoma Assets and the Regional assets, respectively.

The Oklahoma Assets and/or the Regional operations currently do not generate sufficient cash flow to pay general and administrative and other operating expenses of Rio Vista and all debt service requirements. The TCW Credit Facility prohibits distributions by Rio Vista’s Oklahoma subsidiaries unless certain conditions are met which currently are not expected to be met in the future. In addition, Rio Vista requires additional funding in order to increase production levels for its Oklahoma Assets.
Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on the TCW Credit Facility, the RZB Note, and the Richter Note Payable, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2008 contained an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. Under the terms of the TCW Credit Facility, TCW may convert a portion or all of its debt obligations into common units of Rio Vista which may be severely dilutive to existing unitholders and may be a deterrent to future equity financings. If additional amounts cannot be raised, existing debts restructured and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of Rio Vista restructure the TCW Credit Facility and the RZB Note and to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to restructure such debt and to continue in existence.
To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations, raise additional debt and/or equity financing, reduce its general and administrative and other operating expenses and sell assets.
Off-Balance Sheet Arrangements
Rio Vista does not have any off-balance sheet arrangements.
Recently Issued Financial Accounting Standards
In February 2007, SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115,” was issued, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for us on January 1, 2008. Rio Vista does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated results of operations, cash flows or financial position.

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
In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Rio Vista does not expect the adoption of the new accounting standard to have an impact on Rio Vista’s financial statements.
In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.162 (SFAS No. 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. The hierarchy guidance provided by SFAS No. 162 did not have a significant impact on Rio Vista’s financial statements.
Critical Accounting Policies
The consolidated financial statements of Rio Vista reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to Rio Vista’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, “Summary of Significant Accounting Policies”. Rio Vista believes that the following reflect the more critical accounting policies that affect its financial position and results of operations.
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
Goodwill — Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Rio Vista has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FASB 142). Under FASB 142, goodwill is not amortized. Rio Vista is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. Rio Vista performs an annual impairment test for goodwill in the fourth quarter of each calendar year.

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
Depreciation and depletion of producing oil and gas properties is recorded based on units of production.  Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for acquisition costs using all proved reserves.  SFAS No. 19, “Financial Accounting and Reporting for Oil and Gas Producing Companies ” (SFAS 19) requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, developed and undeveloped, and that capitalized development costs (wells and related equipment and facilities) be amortized on the basis of proved developed reserves.  As more fully described in the Supplementary Oil and Gas Data (Unaudited) in Item 8.  “Financial Statements and Supplementary Data,” our proved reserves at December 31, 2008 were estimated by an independent petroleum engineering firm, Lee Keeling and Associates, Inc.
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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess proved oil and gas properties for possible impairment when events or circumstances indicate that the recorded carrying value of the properties may not be recoverable.  We recognize an impairment loss as a result of a triggering event and when the estimated undiscounted future cash flows from a property are less than the carrying value.  If an impairment is indicated, the cash flows are discounted at a rate approximate to our cost of capital and compared to the carrying value for determining the amount of the impairment loss to record.  Estimated future cash flows are based on management’s expectations for the future and include estimates of oil and gas reserves and future commodity prices and operating costs.  Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate property impairment.
Unproved properties that are individually insignificant are amortized and assessed for impairment on a property-by-property basis.  If considered impaired, costs are charged to expense when such impairment is deemed to have occurred.
Rio Vista’s estimates of proved reserves are based on the quantities of oil and gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters.  Lee Keeling and Associates, Inc. prepared a reserve and economic evaluation of all our properties on a well-by-well basis as of December 31, 2008.
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
Oil and gas is sold by Rio Vista on a monthly basis.  Virtually all of Rio Vista’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of oil and gas, and prevailing supply and demand conditions, so that the price of the oil and gas fluctuate to remain competitive with other available oil and gas suppliers.
We use forward sales contracts to minimize the variability of cash flow from our oil and gas production by reducing our exposure to price fluctuations.  Currently, these transactions consist of fixed price contracts.  We account for these activities pursuant to SFAS 133.  This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Managers of Rio Vista GP LLC,
General Partner of Rio Vista Energy Partners L.P.
We have audited the accompanying consolidated balance sheets of Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) as of December 31, 2007 and 2008, and the related consolidated statements of operations, Partners’ Capital, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of Rio Vista’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rio Vista as of December 31, 2007 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2008 in conformity with United States generally accepted accounting principles.
We have also audited Schedule II of Rio Vista for each of the two years in the period ended December 31, 2008. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.
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
April 3, 2009

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,

ASSETS

	2007	2008
Current Assets
Cash	$3,450,000	$292,000
Restricted cash	26,000	—
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2007 and 2008)	1,446,000	1,662,000
Deferred tax assets	—	99,000
Prepaid expenses and other current assets	408,000	584,000

Total current assets	5,330,000	2,637,000
Oil and gas properties and related equipment (successful efforts method) — net	26,197,000	28,243,000
Property, plant and equipment – net	12,762,000	12,414,000
Other non-current assets	—	14,000
Goodwill	5,121,000	5,121,000

Total assets	$49,410,000	$48,429,000

The accompanying notes are an integral part of these consolidated financial statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS – CONTINUED
December 31,

LIABILITIES AND PARTNERS’ CAPITAL

	2007	2008
Current Liabilities
Current maturities of long-term debt	$3,361,000	$25,594,000
Short-term debt	5,493,000	5,575,000
Due to Penn Octane Corporation, net	347,000	778,000
Accounts payable	2,086,000	2,451,000
Taxes payable	618,000	921,000
Accrued liabilities	1,476,000	2,852,000

Total current liabilities	13,381,000	38,171,000
Commitments and contingencies	—	—
Long-term debt, less current maturities, net of discount	21,250,000	150,000
Deferred income taxes	3,238,000	2,909,000
Partners’ Capital
Common units	11,310,000	7,054,000
General Partner’s equity	231,000	145,000

Total partners’ capital	11,541,000	7,199,000

Total liabilities and partners’ capital	$49,410,000	$48,429,000

The accompanying notes are an integral part of these consolidated financial statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2007	2008
Revenues	$5,906,000	$13,821,000
Cost of goods sold	4,805,000	10,758,000

Gross profit	1,101,000	3,063,000
Selling, general and administrative expenses and other
Legal and professional fees	1,516,000	1,579,000
Salaries and payroll related expenses	1,444,000	1,767,000
Other	1,710,000	1,964,000
Loss on sale of remaining LPG-related assets	406,000	351,000

	5,076,000	5,661,000

Operating loss from continuing operations	(3,975,000)	(2,598,000)
Other income (expense)
Interest expense	(885,000)	(3,658,000)
Interest income	17,000	8,000

Loss before taxes	(4,843,000)	(6,248,000)
Benefit for income taxes	21,000	37,000

Net loss	$(4,822,000)	$(6,211,000)

Net loss allocable to the partners	$(4,822,000)	$(6,211,000)
Less General Partner’s interest in net loss	(96,000)	(124,000)

Net loss allocable to the common units	$(4,726,000)	$(6,087,000)

Net loss per common unit	$(2.40)	$(2.34)

Weighted average common units outstanding	1,971,799	2,599,168

The accompanying notes are an integral part of these consolidated financial statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital
Balance as of December 31, 2006	1,910,656	14,739,000	301,000	15,040,000

Net loss	—	(4,726,000)	(96,000)	(4,822,000)
Issuance of equity	518,550	5,664,000	116,000	5,780,000
Cost associated with issuance of equity	—	(294,000)	(6,000)	(300,000)
Cash distribution to partners	—	(4,342,000)	(89,000)	(4,431,000)
Beneficial conversion feature	—	25,000	—	25,000
Unit based compensation	—	245,000	4,000	249,000

Balance as of December 31, 2007	2,429,206	$11,311,000	$230,000	$11,541,000

Net loss	—	(6,087,000)	(124,000)	(6,211,000)
Issuance of equity	333,257	3,476,000	72,000	3,548,000
Registration costs	—	(308,000)	(6,000)	(314,000)
Cash distribution to partners	—	(1,916,000)	(39,000)	(1,955,000)
Contribution from the General Partner	—	116,000	2,000	118,000
Unit-based compensation	—	436,000	9,000	445,000
Other	—	26,000	1,000	27,000

Balance as of December 31, 2008	2,762,463	$7,054,000	$145,000	$7,199,000

The accompanying notes are an integral part of these consolidated financial statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(4,822,000)	$(6,211,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,129,000	2,158,000
Unit-based payment expense	343,000	479,000
Amortization of loan discount related to detachable warrants issued	37,000	72,000
Beneficial conversion	7,000	18,000
Loss on sale of remaining LPG-related assets	406,000	351,000
Gain on sale of assets	—	(20,000)
Other	—	(25,000)
Changes in current assets and liabilities:
Trade accounts receivable	(169,000)	(216,000)
Prepaid and other current assets	110,000	(5,000)
Trade accounts payable	2,083,000	365,000
Due to/from Penn Octane Corporation, net	1,587,000	431,000
Accrued and other liabilities	(237,000)	1,166,000
U.S. and foreign taxes payable	215,000	303,000

Net cash provided by (used in) operating activities	689,000	(1,134,000)
Cash flows from investing activities:
Capital expenditures	(137,000)	(3,858,000)
Proceeds from the sale of the remaining LPG-related assets	9,187,000	—
Costs to acquire Regional Enterprises, Inc.	(8,399,000)	—
Costs to acquire Oklahoma assets	(10,070,000)	—
Other non-current assets	11,000	(14,000)

Net cash used in investing activities	(9,408,000)	(3,872,000)
Cash flows from financing activities:
Payment on TransMontaigne Note	(1,000,000)	—
Issuance of equity, net	3,704,000	2,774,000
Cash distributions to partners	(4,431,000)	(1,955,000)
Issuance of debt	10,000,000	—
Capital contribution	—	118,000
Payment of debt	—	(350,000)
Short-term debt	—	1,575,000
Cost of registration	—	(314,000)

Net cash provided by financing activities	8,273,000	1,848,000

Net decrease in cash	(446,000)	(3,158,000)
Cash at beginning of period	3,896,000	3,450,000

Cash at end of period	$3,450,000	$292,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,287,000	$3,468,000

U.S. and foreign taxes	$30,000	$—

Supplemental disclosures of noncash transactions:
Notes issued in acquisition	$1,500,000	$—

Units issued in acquisition	$1,500,000	$—

TCW Credit Facility	$18,700,000	$—

Unit based compensation	$249,000	$445,000

Units issued for compensation and penalties	$280,000	$774,000

Beneficial conversion feature	$7,000	$18,000

Exchange of assets for note reduction	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION
Rio Vista Energy Partners L.P. (Rio Vista), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) distributed all of its limited partnership interests (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the General Partner interest. The General Partner is Rio Vista GP LLC (General Partner) (see note I — General Partner Interest) and is 75% owned by Penn Octane and Penn Octane has 100% voting control over the General Partner pursuant to a voting agreement with the other owner of the General Partner. Common unitholders do not participate in the management of Rio Vista. The General Partner is entitled to receive distributions from Rio Vista on its General Partner interest and additional incentive distributions (see Liquidity and Capital Resources — Distributions of Available Cash) as provided in Rio Vista’s partnership agreement. The General Partner has sole responsibility for conducting Rio Vista’s business and for managing Rio Vista’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Rio Vista’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Rio Vista’s behalf.
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
In July 2007, Rio Vista acquired Regional Enterprises, Inc. (Regional) and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC (GO). The businesses and assets acquired in 2007 are described further in note E. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business consisting of transportation and terminaling. Beginning March 1, 2008, Rio Vista Operating LLC (Operating) became the operator of the Oklahoma Assets.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION — Continued
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets. During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4,000,000 (see Note I).
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
In accordance with the guidance of the SEC Staff Accounting Bulletin No. 108 which Rio Vista adopted in September 2006, Rio Vista corrected an immaterial misstatements in its December 31, 2007 financial statements related to errors in the over accrual of interest expense, legal expense and under expensed insurance expense in the net amount of $79,000 and a net overstatement on the consolidated balance sheet in the amount of $79,000.
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
2. Oil and Gas Properties — Continued
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
Unproved properties are assessed for impairment on a property-by-property basis. If considered impaired, costs are charged to expense when such impairment is deemed to have occurred. Rio Vista has no unproved properties at December 31, 2008.
3. Contracts and Derivative Instruments
Rio Vista seeks to enter into contracts for the future sale of a portion of its existing production based on favorable price levels. As of December 31, 2008, these transactions were in the form of contracts to sell a certain amount of production at a fixed price. Rio Vista marks these contracts to market if losses are anticipated on the contracts.
Rio Vista has adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or partner’s capital (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. As of December 31, 2008, Rio Vista had no derivative financial instruments.
4. Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost. After being placed into service, assets are depreciated using the straight-line method over their estimated useful lives as follows:

Terminal Facility and improvements	5–30 years
Pipelines	30 years
Automotive equipment	5–20 years
Machinery and equipment	5–10 years
Office equipment	3–10 years
Maintenance and repair costs are charged to expense as incurred.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
4. Property, Plant and Equipment — Continued
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
Mexican subsidiaries:
Rio Vista’s Mexican subsidiaries were taxed on their income directly by the Mexican government and file their own separate income tax returns in Mexico. Rio Vista’s Mexican subsidiaries elected pass-through treatment for U.S. income tax purposes. Accordingly, the income/loss of Rio Vista’s Mexican subsidiaries was included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest were entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. The Mexican subsidiaries were disposed of in December 2007.
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
Rio Vista utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, Rio Vista adopted the provisions of SFAS 123R for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Rio Vista recorded unit-based payment expense for employees and non-employees of $249,000 ($0.12 per common unit) and $445,000 ($0.17 per common unit) for the years ended December 31, 2007 and 2008, respectively, under the fair-value provisions of SFAS 123R.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
11. Revenue Recognition
LPG Transportation Fees and Regional:
Rio Vista recorded revenue only upon the actual gallons of LPG delivered to its customers at either the Matamoros Terminal Facility or Brownsville Terminal Facility at the agreed upon price per gallon.
Rio Vista recorded revenue under its LPG Transportation Agreement (see Note D) when gallons of LPG were delivered to customers designated by TransMontaigne at the Matamoros Terminal Facility.
Regional records revenue for storage, transportation and transloading as the services are performed and delivery occurs.
Revenues for LPG transportation fees and Regional are recorded based on the following criteria:
(1)	Persuasive evidence of an arrangement existed and the price is determined

(2)	Delivery occurred

(3)	Collectability is reasonably assured
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
12. Foreign Currency Translation
Rio Vista followed FASB No. 52 “Foreign Currency Translation” in consolidation of the Mexican subsidiaries, whose functional currency was the US dollar. Non monetary balance sheet items and related revenue and expense were remeasured using historical rates. Monetary balance sheet items and related revenue and expense were remeasured using exchange rates in effect at the balance sheet dates.
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
15. Consolidation of Variable Interest Entities
During 2004, Rio Vista adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Entities” (FIN 46), which was amended by FIN 46R. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities (VIE) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. FIN 46R requires the beneficiary of a VIE to consolidate in its financial statements the assets, liabilities and results of operations of the VIE. Tergas, a former affiliate of Rio Vista, was a VIE and therefore, its assets, liabilities and results of operations were included in the accompanying consolidated financial statements of Rio Vista for the year ended December 31, 2007.
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
17. Environmental Matters
Rio Vista is subject to various federal, state and local laws and regulations relating to the protection of the environment. Rio Vista has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.
Rio Vista accounts for environmental contingencies in accordance with SFAS No. 5 “Accounting for Contingencies.” Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Rio Vista maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the year ended December 31, 2008, Rio Vista had no environmental contingencies requiring specific disclosure or the recording of a liability.
18. Asset Retirement Obligations
Rio Vista accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). In accordance with SFAS 143, estimated asset retirement costs are recognized when the obligation is incurred, and are amortized over proved developed reserves using the units of production method. Asset retirement costs are estimated by Rio Vista using existing regulatory requirements and anticipated future inflation rates. Rio Vista had no estimated asset retirement obligations at December 31, 2008.
19. Segment Information
Rio Vista reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). Under SFAS 131, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of Rio Vista for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. Rio Vista operates as two business segments: Transportation and Terminaling business and the Oil and Gas business (see note Q).
20. Fair Value
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which establishes a framework for reporting fair value and expands disclosures about fair value measurements, SFAS 157 was effective for Rio Vista on January 1, 2008, with the exception that the applicability of SFAS 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
21. Business Combinations
In December 2007, the FASB released Statement of Financial Accounting Standards No. 141(R), Business Combinations (revised 2007) (SFAS 141(R)), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to unitholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
Under SFAS 141(R), contingent consideration or earn outs will be recorded at their fair value at the acquisition date. Except in bargain purchase situations, contingent considerations typically will result in additional goodwill being recognized. Contingent consideration classified as an asset or liability will be adjusted to fair value at each reporting date through earnings until the contingency is resolved.
These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with SFAS 141(R).
In accordance with SFAS 141(R), acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees are to be recorded as a reduction of earnings in the period they are incurred. Prior to the effective date, SFAS 141(R), acquisition transaction costs were included in the cost of the acquired business.
22. Goodwill
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C — LOSS PER COMMON UNIT
The following tables present reconciliations from net loss from continuing operations per common unit to loss from continuing operations per common unit assuming dilution (see note J for the warrants):

	For the year ended December 31, 2007
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(4,726,000)
Basic EPS
Net loss available to the common units	(4,726,000)	1,971,799	$(2.40)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

	For the year ended December 31, 2008
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(6,087,000)
Basic EPS
Net loss available to the common units	(6,087,000)	2,599,168	$(2.34)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — DISPOSITIONS
SALE OF LPG ASSETS / DISCONTINUED OPERATIONS
On August 22, 2006, Rio Vista completed the sale and assignment to TransMontaigne of certain LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located (collectively, the Brownsville Terminal Assets) and assignment of the 2006 PMI agreement (Brownsville Terminal Assets and the 2006 PMI agreement collectively, the Rio Vista Sold Assets) pursuant to an amended and restated purchase and sale agreement (Rio Vista Restated PSA). The Rio Vista Restated PSA replaced the previous purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005. Rio Vista retained its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the Retained Assets).
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
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and ran for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. Rio Vista received a fee for all LPG transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — DISPOSITION — Continued
SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
The sale of the Rio Vista Sold Assets constituted a disposal of a business in accordance with FAS 144. Accordingly, the financial statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets, consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility have been included in costs of goods sold since these costs have continued to be incurred in connection with the LPG Transportation Agreement.
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
Pursuant to the Purchase and Sale Agreement, subject to its terms and conditions, TLP agreed to purchase from RVOP: (a) the United States portion of the two pipelines from the Brownsville, Texas terminal owned by TLP to the United States border (the US Pipelines) with all associated rights-of-way and easements (the US Easements); (b) all of the outstanding equity interests of PennMex, which holds the Mexican energy regulatory commission (CRE) permit, and Termatsal, which owns the portion of the two pipelines that extend from the US border to Matamoros, Mexico (the Mexican Pipelines); and (c) all of RVOP’s rights for indirect control of Tergas, which owns the Matamoros, Mexico terminal site (the Mexican Terminal). PennMex and Termatsal are 100% owned subsidiaries of RVOP and Tergas is an affiliate of RVOP, and each of the three companies (collectively, the Included Subsidiaries) is organized under the laws of Mexico. The US Pipelines, the US Easements, the Included Subsidiaries, the Mexican Pipelines and the Mexican Terminal, are collectively referred to as the “LPG Assets.”
The total purchase price for the LPG Assets was $10,825,000, subject to adjustment as provided in the Purchase and Sale Agreement. TLP previously paid to RVOP deposits totaling $8,000,000 (the Deposits) which was credited to the purchase price at closing. The remaining $2,825,000 was paid at closing, subject to adjustments and less a holdback of $500,000 (Holdback) as security for RVOP’s indemnification obligations under the Purchase and Sale Agreement. In addition, RVOP’s existing $1,000,000 promissory note (the Existing Loan) payable to TransMontaigne Product Services Inc. (TPSI), an affiliate of TLP, was paid from the proceeds at closing. Prior to the execution of the Purchase and Sale Agreement, and until the closing, RVOP provided LPG transportation services to TLP or its affiliates under the terms of an LPG Transportation Agreement with TPSI.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — DISPOSITION — Continued
SALE OF REMAINING LPG ASSETS — Continued
On December 31, 2008, Rio Vista received a claim from TransMontaigne related to the Holdback diligence deductions and working capital adjustment, pursuant to the Purchase and Sale Agreement. TransMontaigne claims a $316,000 working capital adjustment and $1,373,000 in connection with the indemnification obligations included in the Purchase and Sale Agreement. Rio Vista is working with TransMontaigne to define the scope of the adjustments to an amount which Rio Vista considers to be more realistic. Any amount which may subsequently be agreed to by TransMontaigne and Rio Vista shall first be charged to the $500,000 Holdback, and also is subject to the $1,000,000 limitation of indemnification. As of December 31, 2008, Rio Vista has provided a charge of $351,000 to provide for these adjustments, in addition to the Holdback. Rio Vista’s management and its legal counsel believe that the amount of the TransMontaigne claim will be resolved within the amounts already provided.
In connection with the sale of the LPG Assets to TLP, RVOP and TPSI agreed to terminate the LPG Transportation Agreement and the U.S. Pipeline Service Agreement as of such closing date.
NOTE E — ACQUISITIONS
REGIONAL
On July 27, 2007, Rio Vista entered into an Agreement and Plan of Merger (Merger Agreement) with Regional Enterprises, Inc., a Virginia corporation (New Regional), Regional Enterprizes, Inc., a Virginia corporation (Old Regional), the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista (the Regional Acquisition). The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. The total consideration pursuant to the Merger Agreement was $9,000,000, of which Rio Vista paid $8,000,000 in cash, less certain working capital and other adjustments and subject to certain amounts held in escrow, with the remaining $1,000,000 to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition (Sellers’ Note-Regional). Under the terms of the Merger Agreement, Rio Vista was entitled to net working capital of Old Regional of $500,000, subject to adjustments. Under the terms of the Merger Agreement, a total of $1,500,000 was placed into escrow to secure certain indemnification obligations of the former shareholders of Old Regional. Rio Vista funded the Regional Acquisition through a loan of $5,000,000 (RZB Note) from RZB Finance LLC (RZB) and the remaining amounts due at closing were paid from available working capital. (see Note G).
Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10,400,000 gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region.
Regional utilizes its fleet of 32 tractors and 48 tankers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers.
For the fiscal year ended December 31, 2008, Suffolk Sales, General Chemical Corporation and Kemira Chemicals Canada Inc. accounted for approximately 14% 10% and 12% of Regional’s revenues, respectively, and approximately 19%, 8% and 10% of Regional’s accounts receivable, respectively, with no other individual customer accounting for more than 10% of Regional’s revenues and accounts receivable.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E — ACQUISITIONS — Continued
REGIONAL — Continued
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
GM Oil Properties Inc.
On November 19, 2007, Rio Vista Penny completed the purchase of assets from GM Oil pursuant to the Asset Purchase Agreement between Rio Vista Penny and GM Oil dated as of October 1, 2007, as amended on November 16, 2007 (the Amended GM Agreement). The assets acquired pursuant to the Amended GM Agreement consist of the real and personal property interests of GM Oil in certain oil and gas properties located in Haskell, McIntosh and Pittsburg counties in Oklahoma, including approximately 33.33% of the outstanding capital stock of MV (collectively, the GM Assets). The total purchase price for the GM Assets was paid by assumption of the TCW Credit Facility in the amount of $16,750,000 (including $250,000 of unpaid interest included in the TCW Credit Facility plus payment of additional accrued but unpaid interest in the amount of $340,000). The TCW Credit Facility is payable to the TCW Noteholders and is administered by TAMCO as agent pursuant to the TCW Credit Facility. No cash or equity consideration was paid to GM Oil or its shareholders as part of the purchase price of the GM Assets.
Penny Petroleum Corporation
On November 19, 2007, Rio Vista Penny completed the purchase of assets from Penny Petroleum pursuant to the Asset Purchase Agreement between Rio Vista Penny, Penny Petroleum and Gary Moores (a shareholder of Penny Petroleum), dated as of October 1, 2007, as amended on October 25 and November 16, 2007 (the Amended Penny Agreement). The assets acquired pursuant to the Amended Penny Agreement consisted of the real and personal property interests of Penny Petroleum in certain oil and gas properties located in McIntosh, Pittsburg and Haskell counties in Oklahoma, including approximately 66.66% of the outstanding capital stock of MV (collectively, the Penny Assets).
The total purchase price paid for the Penny Assets was $7,400,000, consisting of cash, a promissory note and equity interests in Rio Vista. The cash portion of the purchase price was $6,400,000, together with a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (the Moores Note) payable to Gary Moores on May 19, 2008. Beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista which option was not exercised and expired on May 19, 2008. The equity portion of the purchase price was paid by delivery of 45,998 common units of Rio Vista (the Penny Units).

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E — ACQUISITIONS — Continued
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
On the date the GO Registration Statement is declared effective by the SEC (the Registration Date), if the closing price of Rio Vista’s common units as reported by the NASDAQ National Market (the Registration Date Price) is less than 80% of $10.87 (the Minimum Price), Rio Vista GO will deliver to Outback either (i) additional common units of Rio Vista (the Additional GO Units) in such number as necessary so that the total value of the GO Units and the Additional GO Units, in each case based on the Registration Date Price, is at least 80% of the value of the Purchase Price Units based on the Minimum Price or (ii) additional cash (the Additional Cash) in such amount as necessary so that the total value of the GO Units, based on the Registration Date Price, together with the Additional Cash, is at least 80% of the value of the GO Units based on the Minimum Price. In lieu of delivery of Additional GO Units or Additional Cash to supplement the GO Units, Rio Vista GO has the alternate option to pay the entire value of the GO Units based on the Minimum Price in cash (the All Cash Payment). Upon delivery of the All Cash Payment to the seller, all GO Units shall be returned to Rio Vista GO and/or cancelled by Rio Vista.
NOTE F — PROPERTY, PLANT AND EQUIPMENT

	December 31,	December 31,
	2007	2008
Oklahoma:
Pipelines and equipment	$6,756,000	$7,417,000

Regional:
Land	237,000	237,000
Terminal and improvements	3,825,000	4,084,000
Automotive equipment	2,438,000	2,644,000

	6,500,000	6,965,000

	13,256,000	14,382,000
Less: accumulated depreciation and amortization	(494,000)	(1,968,000)

	$12,762,000	$12,414,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE F — PROPERTY, PLANT AND EQUIPMENT — Continued
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
Depreciation expense of property, plant and equipment from operations totaled $1,071,000 and $1,489,000 for the years ended December 31, 2007 and 2008, respectively.
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in oil and gas property development for the year ended December 31, 2008 are presented below:

Development costs of leased properties:	$2,549,000
Capitalized pipeline infrastructure costs:	$568,000
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G — DEBT OBLIGATIONS

	December 31,	December 31,
	2007	2008

RZB Note	$5,000,000	$5,000,000
Moores Note	493,000	—
Richter Note Payable	—	575,000

	$5,493,000	$5,575,000

Long-term debt obligations were as follows:

TCW Credit Facility	$23,689,000	$24,700,000
Sellers’ Note — Regional	922,000	744,000
Moores Note	—	300,000

	24,611,000	25,744,000
Less current portion	3,361,000	25,594,000

	$21,250,000	$150,000

Maturities of long-term debt are as follows:

2009	$25,594,000
2010	150,000
2011	—
2012	—
2013	—
Thereafter	—

$25,744,000

RZB Note
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5,000,000 (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” (7.25% at December 31, 2007), or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75% (Base Rate Margin). On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, Rio Vista entered into a third amendment to the RZB Note (Third Amendment). Under the terms of the Third Amendment, the maturity date of the RZB Note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, is required to be in excess of $3,300,000. In addition, the Third Amendment required Rio Vista to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane agreed to loan Rio Vista the $1,000,000 of cash collateral held by RZB for purpose of making the required payment described above.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G — DEBT OBLIGATIONS — Continued
RZB Note — Continued
During February 2009, Rio Vista entered into a fourth amendment to the RZB Note which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, Rio Vista entered into a fifth amendment to the RZB Note which extends the maturity date of the RZB Note through April 30, 2009. Rio Vista and RZB are currently negotiating an additional extension of the RZB Note.
In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Note is also guaranteed by Regional and RVOP.
Moores Note
In connection with the purchase of the Penny Assets, Rio Vista issued a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (Moores Note) payable to Gary Moores on May 19, 2008. Under the terms of the Moores Note, beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista which option was not exercised and expired on May 19, 2008. The Moores Note was not paid upon maturity.
On June 27, 2008, the Moores Note was amended (Amended Moores Note). In connection with the Amended Moores Note, Rio Vista made a principal payment of $100,000, plus accrued interest through that date and the maturity date of the remaining principal balance was extended to November 19, 2008. In addition, the interest rate on the remaining balance of the Moores Note was increased to 10% per annum. Simultaneously with the amendment of the Moores Note, Penny agreed to the sale and transfer of certain goods and chattels to Gary Moores in exchange for $100,000 which was paid through a credit against the outstanding principal balance due under the Moores Note and Penny also received from a company owned by Gary Moores, a used vehicle with nominal value, to be used by Penny for general operations. The Amended Moores Note was not paid upon maturity. In November 2008, Gary Moores filed a civil action against Rio Vista as a result of the non-payment (Civil Action).
On January 20, 2009, the Moores Note was once again amended (Second Amended Moores Note). In connection with the Second Amended Moores Note, Rio Vista agreed to make monthly principal payments of $12,500 plus interest beginning May 10, 2009 and to continue such payments for 5 consecutive months. Each month thereafter, Rio Vista is required to make principal payments of $37,500 plus interest until all amounts due and payable have been paid. In addition, in connection with the Second Amended Moores Note, Gary Moores agreed to dismiss the Civil Action.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G — DEBT OBLIGATIONS — Continued
Richter Note Payable
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista, guaranteed by Penn Octane (Richter Note Payable) and collateralized by the assets of Rio Vista, subject to the consent of RZB and TCW. Under the terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on the earlier of (1) the six (6) month anniversary of the Richter Note Payable, which date was extended to November 15, 2008 or (ii) the sale of all or substantially all of the assets of Rio Vista. The Richter Note Payable was not paid on November 15, 2008. Rio Vista and Mr. Richter are negotiating an extension of the due date. The Richter Note Payable accrues interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.
TCW Credit Facility
The TCW Credit Facility is a $30,000,000 senior secured credit facility available to Rio Vista Penny LLC with a maturity date of August 29, 2010. The amount of the initial draw under the facility was $21,700,000, consisting of $16,750,000 in assumption of the existing indebtedness in the principal amount of $16,500,000 plus accrued but unpaid interest in the amount of $250,000 owed by GM Oil to TCW, $1,950,000 in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest (ORRI) held by an affiliate of TCW, and $3,000,000 to fund the acquisition of the membership interests of GO by Rio Vista GO. TCW also approved a plan of development (APOD) for the Oklahoma assets totaling approximately $2,000,000, which was funded during December 2007. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. The interest rate is 10.5%, increasing an additional 2% if there is an event of default (see below). Payments under the TCW Credit Facility were interest-only until December 29, 2008. The TCW Credit Facility carries no prepayment penalty. Rio Vista ECO LLC (an indirect, wholly-owned subsidiary of Rio Vista and the direct parent of Rio Vista Penny and Rio Vista GO), Rio Vista GO, GO and MV have each agreed to guarantee payment of the Notes payable to the lenders under the TCW Credit Facility.
Under the terms of the Note Purchase Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW had the right to demand payment of $2,200,000 of debt (Demand Loan). Beginning May 19, 2008, TCW also has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. Beginning November 19, 2008, TCW has the right to convert the balance of the debt under the TCW Credit Facility into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Rio Vista (TCW Warrant). Rio Vista has agreed to file with the Securities and Exchange Commission (SEC) a registration statement on Form S-3 covering the common units issued pursuant to the TCW Warrant within 90 days following the first exercise of the TCW Warrant.
Rio Vista Penny and Rio Vista GO, which hold the Oklahoma Assets, are prohibited from making upstream distributions to Rio Vista unless certain conditions are met. In addition, the TCW Credit Facility requires semi-annual reserve reports by an independent engineer which is used in determining the allowable borrowing base.

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
Rio Vista Penny and TCW entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 principal payment and interest payment due) and other requirements pursuant to the TCW Credit Facility until April 13, 2009 (TCW Waiver). In connection with one of the extensions, TCW agreed to provide Rio Vista with 62 days advance written notice to exercise the TCW Warrant, except for up to 400,000 common units of Rio Vista.
Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which was to be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008 and January 27, 2009, the second and third installment was due to be paid. Regional did not make the second or third installment payments as it believes that there exists offsets in connection with the acquisition of Regional in excess of the payments. For the period of July 28, 2007 through December 31, 2007 and the year ended December 31, 2008, $37,000 and $72,000, respectively, of the discount was amortized.
Beneficial Conversion Features
In connection with the issuance of the Moores Note and TCW Credit Facility, Rio Vista recorded a beneficial conversion feature as interest expense and debt discount for the difference between the carrying amount of the debt obligations and the estimated fair value of the common units to be issued upon conversion in the amount of $25,000. The amortization of the debt discount totaled approximately $7,000 and $18,000 for the years ended December 31, 2007 and 2008, respectively.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H — INCOME TAXES
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities for Regional and MV were as follows at:

	December 31, 2007		December 31, 2008
	Assets	Liabilities	Assets	Liabilities

Depreciation	$—	$1,180,000	$66,000	$2,096,000
Asset basis differences	—	1,973,000	143,000	1,022,000
Accrued Expenses	4,000	85,000	55,000	—
Net operating loss carryforward	87,000	—	44,000	—

	91,000	3,238,000	308,000	3,118,000

Less: valuation allowance	91,000	—	—	—

	$—	$3,238,000	$308,000	$3,118,000

	December 31, 2007	December 31, 2008

Net Deferred Tax Assets (Current)	$—	$99,000
Net Deferred Tax Assets (Non-Current)	—	—
Net Deferred Tax Liabilities (Current)	—	—
Net Deferred Tax Liabilities (Non-Current)	$3,238,000	$2,909,000
Tax Expense for Regional, MV, and the Mexican entities was as follows at:

	December 31,	December 31,
	2007	2008

Current Tax Expense	$125,000	$312,000
State Tax Expense	23,000	37,000
Deferred Tax Benefit	(203,000)	(386,000)
Mexican Tax Expense	34,000	—

Total	$(21,000)	$(37,000)

Net operating loss carryforwards for MV Pipeline expire in the following tax years:

2027	$63,000
2028	53,000

$116,000

U.S. and State income taxes were entirely associated with the taxable subsidiaries of Rio Vista, Regional, MV, and the Mexican entities.
Rio Vista established a valuation allowance on its deferred tax assets in 2007 reducing them to the value management felt was more likely than not to be realized.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H — INCOME TAXES — Continued
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
The tax years that remain open to examination are 2003 — 2008 for foreign jurisdictions, and 2004-2008 for domestic entities.
Rio Vista’s Mexican subsidiaries incurred income tax expense in Mexico on their taxable income. The Mexican subsidiaries were sold in December 2007 (see note D). Although Rio Vista no longer owns its Mexican subsidiaries, adjustments by the taxing authorities for the years open to examination are subject to the indemnification provision of the purchase agreement entered into with TransMontaigne.
A reconciliation of the U.S. Federal statutory tax rate to Rio Vista’s effective tax rate is as follows:

	December 31,	December 31,
	2007	2008
Net loss from continuing operations	$(4,843,000)	$(6,248,000)
Financial statement income taxed at partner level	4,682,000	6,003,000

Loss from Regional and MV	(161,000)	(245,000)
Income tax benefit at statutory rate (38%)	(61,000)	(93,000)

Reconciling items:
Mexican taxes	34,000	—
Permanent differences and other	6,000	56,000

Benefit for income taxes	$(21,000)	$(37,000)

Rio Vista is taxed as a partnership under Code Section 701 of the Internal Revenue Code. All of Rio Vista’s subsidiaries except for Regional and MV are taxed at the partner level, therefore, Rio Vista has no U.S. income tax expense or liability. The Partnership’s significant basis differences between the tax bases and the financial statement bases of its assets and liabilities are the cost basis and depreciation differences of the depreciable assets and deferred compensation costs on unexercised warrants. The net reversal of cost basis and depreciation differences vary considerably from limited partner to limited partner due to allocations under Section 734 and 743 of the Internal Revenue Code. The deferred compensation cost for tax purposes is $700,000. Compensation expense may or may not be recognized for tax purposes depending on the exercise of related warrants prior to their expiration.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — PARTNERS’ CAPITAL
Common Units
On June 29, 2007, the Board of Managers of the General Partner approved the grant of a restricted unit bonus of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The restricted unit bonus vested as to 8,334 units on July 1, 2007, an additional 8,333 units on January 1, 2008, and an additional 8,333 units on July 1, 2008. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect to the award of restricted units granted to him. Total compensation recorded under the aforementioned grant of units as they vested totaled $280,000.
On November 19, 2007, in connection with the acquisition of the Oklahoma assets, Rio Vista issued a total of 137,994 common units of Rio Vista to the sellers of GO and Penny Petroleum.
During June 2008, the Board of Managers of the General Partner of Rio Vista approved an employment agreement with an officer of the General Partner. Under the terms of the employment agreement, the officer is entitled to receive a grant of 30,000 restricted common units under Rio Vista’s 2005 Equity Incentive Plan in accordance with the following vesting schedule: 5,000 common units after the officer has been employed for six months, another 5,000 common units after one year of employment, another 10,000 common units after two years of employment and another 10,000 common units after three years of employment. The common units were granted on October 17, 2008. Total compensation cost recorded under the aforementioned grant was approximately $205,000 of which $34,000 was expensed during the year ended December 31, 2008.
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
NOTE I — PARTNERS’ CAPITAL — Continued
Private Placement of Common Units — Continued
On December 3, 2007, Rio Vista and Standard General entered into a Registration Rights Agreement (Registration Rights Agreement) pursuant to which Rio Vista agreed to provide to the Purchasers registration rights with respect to the Common Units. Pursuant to the Registration Rights Agreement, Rio Vista agreed to file, within 90 days after the closing date for the sale of the Common Units, a shelf registration statement under the Securities Act to permit the public resale of the Common Units from time to time, including resale on a delayed or continuous basis as permitted by Rule 415 under the Securities Act. Rio Vista agreed to use its best efforts to cause the registration statement to become effective on or before the date of filing of Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007 but no later than April 14, 2008. On February 13, 2008, Rio Vista filed a Form S-3 with the SEC. On August 1, 2008, the Form S-3 was declared effective. Rio Vista was required to pay liquidated damages to the holders of the Common Units for the period of time that the registration statement was not declared effective beginning April 14, 2008 as to all of the Common Units. In general, the amount of such damages equaled 1% of the purchase price of the unregistered Common Units for each period of 30 days for which such units remained unregistered. Rio Vista recorded a charge for liquidated damages of $144,000 and in lieu of a cash payment, Rio Vista agreed to issue additional common units, at a discount of 5% to the average closing price for such units as reported by the NASDAQ National Market for the 10 trading days immediately preceding each thirty day delay in the S-3 becoming effective. On October 17, 2008, Rio Vista issued an aggregate of 12,939 Rio Vista common units in satisfaction of all liquidated damages due.
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
On July 23, 2008, the board of managers authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000. The price per unit was the closing price for Rio Vista common units on May 30, 2008 as reported by the Nasdaq Global Market (see note M).

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — PARTNERS’ CAPITAL — Continued
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
NOTE I — PARTNERS’ CAPITAL — Continued
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
During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista which amount is included in due to Penn Octane Corporation in the accompanying consolidated balance sheet for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution. Rio Vista made the following distributions during the years ended December 31, 2007 and 2008:

			Amounts Paid
	Payment	Distribution	Common	General
Quarter Ended	Date	Per Unit	Units	Partner

Dec 2006	01/18/07	$0.25	$478,000	$10,000
Mar 2007	05/04/07	$0.25	$478,000	$10,000
Jun 2007	07/31/07	$0.25	$484,000	$10,000
Sep 2007	11/14/07	$0.25	$484,000	$10,000
Jun 2005 – Jun 2006 Arrearages	12/10/07	$1.25	$2,420,000	$49,000
Dec 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000
June 2008	08/14/08	$0.25	$679,000	$14,000
Rio Vista has not declared a distribution for the quarters ended September 30, 2008 and December 31, 2008.
NOTE J — UNIT WARRANTS
Options and Warrants
Rio Vista has no U.S. employees and is managed by its General Partner. Rio Vista applies SFAS 123R for warrants granted to employees and managers of the General Partner and for warrants issued to acquire goods and services from non-employees.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J — UNIT WARRANTS — Continued
TCW Warrant
Under the terms of the Note Purchase Agreement, TCW has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. In addition, TCW has the right to convert any balance of the debt under the TCW Credit Facility other than the Demand Loan into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Rio Vista (TCW Warrant). At December 31, 2008, the outstanding balance owing under the TCW Credit Facility was approximately $24,700,000 plus accrued interest since September 29, 2008.
Equity Incentive Plan
On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. In addition the board of managers may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the partnership agreement and applicable rules of the NASDAQ National Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under the 2005 Plan. Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully vested and exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of option as they vest totals approximately $51,000.
On March 21, 2007, the board of managers of the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully vested and exercisable upon a change in control event, and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $44,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J — UNIT WARRANTS — Continued
Equity Incentive Plan — Continued
On June 15, 2007, in connection with the Board Consulting Agreement with Mr. Richard R. Canney (see note K), Rio Vista granted Mr. Canney an option to purchase 26,963 common units of Rio Vista. The exercise price for the option is $11.14 per unit, which was the average of the high and low sale prices as reported by the NASDAQ National Market on June 15, 2007. The Board Consulting Agreement was terminated by Mr. Canney effective September 30, 2007 resulting in the termination of the option.
On June 29, 2007, the board of managers of the General Partner Rio Vista approved the grant of an option to purchase 75,000 common units of Rio Vista under the 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $11.21 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on June 29, 2007. The unit option vests in equal monthly installments over a period of 36 months beginning January 1, 2007, becomes fully vested and exercisable upon a change in control event, and expires five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals $294,000.
In connection with the employment agreement with an executive of Regional, Rio Vista granted options to purchase a total of 25,000 common units under the 2005 Plan to the executive. The exercise price for the options is $16.66 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on July 27, 2007. The options vest over a two year period.
On August 23, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 8,125 common units under the 2005 Plan to outside managers of the General Partner. The exercise price for the options is $15.15 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on August 23, 2007. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $58,000.
On January 23, 2008, the board of managers of the General Partner approved the grant of options to purchase a total of 16,250 common units under the 2005 Plan to certain outside members of the board of managers of the General Partner. The exercise price for the options is $14.42 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on January 23, 2008. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.
On May 28, 2008, Rio Vista and Strategic Growth International (SGI), entered into a one year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance. Total cost recorded at the grant date was $161,000. As a result of the aforementioned cancellation, the number of warrants granted was reduced to 25,000.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J — UNIT WARRANTS — Continued
Equity Incentive Plan — Continued
The amount of total compensation not yet recognized as of December 31, 2008 was $120,000. Such amounts will be recognized over the remaining life of the grants.
For warrants granted to non-employees of the General Partner, Rio Vista applies the provisions of SFAS 123R to determine the fair value of the warrants issued. No warrants were granted to non-employees of the General Partner for the years ended December 31, 2007 and 2008.
A summary of the status of Rio Vista’s warrants for the years ended December 31, 2007 and 2008 and changes during the years ending on these dates are presented below:

	2007		2008
		Weighted		Weighted
		Average		Average
Warrants	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	209,719	$10.64	349,094	$10.90

Granted	149,375	11.42	66,250	12.59

Exercised	—	—	(61,875)	12.51
Expired	(10,000)	13.23	(171,802)	10.42

Outstanding at end of year	349,094	10.90	181,667	11.41

Warrants exercisable at end of year	254,663		146,685
The intrinsic value of warrants exercised during the year ended December 31, 2007 and 2008 was $0.00 and $123,000, respectively.
The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the years ended December 31, 2007 and 2008, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

	2007		2008
	For warrants granted		For warrants granted
	Weighted	Weighted	Weighted	Weighted
Exercise price compared to	Average	Average	Average	Average
market price on grant date	Fair Value	Exercise Price	Fair Value	Exercise Price

Equals market price	$4.30	$11.42	$6.22	$14.42
Exceeds market price	—	—	3.23	12.00
Less than market price	—	—	—	—
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J — UNIT WARRANTS — Continued
Equity Incentive Plan — Continued
The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 2008, dividend yield of 6.9%, 10.0%; expected volatility of 82.1%, 82.6%; risk-free interest rate of 2.91%, 3.52; and expected life of 3 to 5 years.
The following table summarizes information about the warrants outstanding at December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2008	Life	Price	2008	Price

$5.00 to $12.42	143,750	3.20 years	$10.37	108,768	$10.43

$12.51 to $16.66	37,917	3.85	15.38	37,917	15.38

	181,667	3.34	$11.41	146,685	$11.71

A summary of the status of nonvested warrants as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

		Weighted
		Average Grant-
Nonvested warrants	Shares	Date Fair Value

Nonvested at January 1, 2008	88,130	$11.67
Granted	—	—
Vested	(41,689)	11.57
Forfeited	(11,459)	16.66

Nonvested at December 31, 2008	34,982	$10.17

NOTE K — COMMITMENTS AND CONTINGENCIES
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
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
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
Even though the accident took place in Mexico, these lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC, et al and was filed in the 404th Judicial District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Rio Vista to give 30 days’ advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. In January 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division. In July 2007, the case was remanded to the state court in Cameron County, Texas. In August 2007, plaintiffs filed an amended petition alleging that defendants delivered the LPG to an unqualified driver and that defendants failed to properly odorize the LPG before delivery.
In December of 2008, one of the insurance carriers, Ace Insurance, tendered its limit of one million in settlement of all claims brought by American citizens who were injured in the explosion. Those claims were dismissed. The legal damages that can be recovered by the remaining plaintiffs will be governed by Mexican law, which provides limited, scheduled recovery. This is deemed favorable to Rio Vista. Rio Vista’s legal fees and settlement costs were covered by insurance.
Since that settlement the remaining insurance carrier was Lexington Insurance Company (Lexington). On December 13, 2007, Lexington Insurance Company (Lexington) filed a declaratory action complaint against Penn Octane, Rio Vista and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the US Federal Court to rule that the plaintiff has no obligation to defend Penn Octane and the Rio Vista related entities in the Camacho litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. In a subsequent pleading, Lexington assumed the defense of Penn Octane and Rio Vista. However, there remains undetermined the obligation by Lexington to provide indemnification to Penn Octane and Rio Vista from any judgment resulting from the Camacho suit. Cross motions for summary judgment were filed by the parties, and the court ruled that the insurance policy issued by Lexington did cover the incident which occurred in Mexico. Lexington has subsequently filed a Notice of Appeals, and is proceeding to appeal the trial court’s ruling. Nevertheless, Lexington continued to provide a defense to Rio Vista in the Camacho case. As the cash currently stands, the trial court has ruled that insurance coverage does exist to provide coverage in the Camacho case.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
The Camacho case is not presently set for trial. It is anticipated that a small group of plaintiffs will be identified by the court, and that group will be set for trial. It is anticipated that the trial group will not be set until the fall of 2009. No judgment following that trial will become final until all plaintiffs have gone to trial.
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
On November 20, 2007, Rio Vista, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. (GM) jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. (Energy Spectrum) in the District Court of McIntosh County, Oklahoma. This action was filed in response to Energy Spectrum’s assertion that Rio Vista, Rio Vista Penny, LLC, as well as GM owed Energy Spectrum a commission based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM. Energy Spectrum counterclaimed asserting that Rio Vista and Rio Vista Penny tortiously interfered with the commission agreement between Energy Spectrum and GM. Neither Rio Vista nor Rio Vista Penny were parties to this agreement. Management believes that the Rio Vista entities should have no liability for any commission obligation that GM may owe to Energy Spectrum. However the outcome of litigation cannot reliably be predicted. Discovery in the case is ongoing. No trial date has been set.
On August 19, 2008, Rio Vista, Rio Vista GP LLC, Rio Vista Penny LLC, Jerome B. Richter and Douglas G. Manner (Defendants) were named in a lawsuit filed by Northport Production Company and Eugene A. Viele (Plaintiffs). Mr. Viele is currently a director of Penn Octane Corporation and is also the principal owner of Northport Production Company. Mr. Manner currently serves as a director of Penn Octane Corporation and the General Partner. Plaintiffs allege breach of contract, negligent misrepresentation, and fraud in connection with the acquisition of the Oklahoma Assets. Plaintiffs are seeking judgment for compensatory damages of $487,000 and exemplary damages of not less than $200,000 as well as attorneys’ fees and other such relief as may be shown. Discovery is currently pending. Rio Vista believes that the liability, if any, ultimately resulting from this lawsuit should not materially affect its consolidated financial results.
Rio Vista and its subsidiaries are involved with other proceedings, lawsuits and claims in the ordinary course of its business. Rio Vista believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
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
On June 1, 2007, Regional executed a letter of intent with Norfolk Southern dated May 29, 2007 which provides for the replacement of the foregoing leases, through a purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. Regional received a letter from Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.
Other
Regional has several leases for parking and other facilities which are short term in nature and can be terminated by the lessors or Regional upon giving sixty days notice of cancellation.
Rio Vista Energy Partners L.P. entered into a lease for office space for administrative purposes in Plano, Texas starting August 2008 for a period of 37 months. Rent of $7,000 plus utilities is payable each month. Future rents are $84,000 for year ended 2009 and 2010 and $56,000 for the year ended 2011.
Rent expense for all operating leases was $83,000 and $75,000 for the years ended December 31, 2007 and 2008, respectively.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
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
Gas Service and Sales Agreements
GO entered into an agreement with Clearwater Enterprises, LLC (Clearwater) to provide monthly services in relationship to the Brooken system pipeline. In accordance with terms of the agreement, Clearwater would i) receive pipeline nominations from the various shippers on the Brooken system. ii) allocate volumes to the wellhead based upon the volumes delivered to the Brooken interconnect iii) prepare gathering and compression fee invoices on behalf of the Company iv) prepare pipeline imbalance and cashout statements. The monthly gathering management fee for these services is $3,000. The agreement is month to month unless and until terminated by either party upon 30 days notice.
For the year ended December 31, 2008, approximately 68% of our gas production was sold through Clearwater and approximately 22% was sold to Unimark, LLC. In addition, approximately 82% of the oil and gas segment trade accounts receivables were from Clearwater. These gas sales are governed by an agreement that expires in 2009 and continues yearly thereafter, until canceled by either party within thirty day notice.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
Agreements — Continued
Gas Compression Agreements
GO entered into a one year lease agreement with Hanover Compression Limited Partnership for the use of a compressor. The lease is dated October 11, 2006 and is guaranteed for a minimum of twelve months and continues monthly until cancelled by either party with 30 day notice. Minimum base lease payments of $11,000 plus taxes and are due monthly. The base amount is subject to semi-annual adjustments.
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
Mr. Richter’s consulting agreement expired on November 14, 2006.
Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Rio Vista and to Penn Octane. JBR Capital is controlled by Mr. Richter. The provisions of the Consulting Agreement are effective as of November 15, 2006 (Effective Date). Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. For the years ended December 31, 2007 and 2008, Rio Vista expensed approximately $317,000 and $325,000, respectively in connection with the Consulting Agreement. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The initial term of the Consulting Agreement was six months and continues to renew for additional six-month terms unless terminated by either party at least 30 days before the end of each term.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
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
Strategic Growth International
On May 28, 2008, Rio Vista and SGI entered into a one year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, Rio Vista was required to pay monthly fees of $9,000 per month. In addition, under the agreement between Rio Vista and SGI, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance. As a result of the cancellation, the number of warrants issued was reduced to 25,000.
Concentrations of Credit Risk
Financial instruments that potentially subject Rio Vista to credit risk include cash balances at banks which at times exceed the federal deposit insurance.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
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
Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income” (Qualifying Income Exception). For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”. Non qualifying income which is held and taxed through a taxable entity (such as Regional), is excluded from the calculation in determining which the publicly traded partnership meets the qualifying income test.
Rio Vista estimates that more than 90% of its gross income (excluding Regional) is “qualifying income”. No ruling has been or will be sought from the IRS and the IRS has made no determination as to Rio Vista’s classification as a partnership for federal income tax purposes or whether Rio Vista’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE L — OIL AND GAS SALES CONTRACTS
Rio Vista sells oil and gas in the normal course of its business and considers the use of forward sales contracts in the form of guaranteed fixed prices to minimize the variability in forecasted cash flows due to price movements in oil and gas.
At December 31, 2008, Rio Vista had the following contracts in place:

Date		Terms
-	January 2009 – March 2009:	1.0 MMcf/d @ $8.61/Mcf (MV Pipeline production)
-	January 2009 – March 2009:	0.5 MMcf/d @ $8.61/Mcf (Brooken Pipeline production)
The contracts in place at December 31, 2008 covered substantially all of Rio Vista’s current production.
During January 2009, Rio Vista entered into an agreement to sell its February 2009 and March 2009 sales contracts. In connection with the settlement of the contracts, Rio Vista received approximately $400,000. As a result of the above, beginning February 1, 2009, none of Rio Vista’s oil and gas production is subject to forward sales contracts.
NOTE M — RELATED PARTY TRANSACTIONS
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
Sale — Purchase of Rio Vista Common Units
At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Rio Vista and the NASDAQ National Market (NASDAQ) regarding Rio Vista’s compliance with NASDAQ’s Marketplace Rule 4450(a)(3) on capital adequacy, the Board of Managers of the General Partner authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000. Thereafter, Rio Vista’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to NASDAQ, and notified NASDAQ regarding the proposed issuance of its units. Rio Vista also filed a listing of additional units notification with NASDAQ (LAS) based on its intention to go forward with the proposed purchase and sale. Following further discussions with NASDAQ, at board meetings on July 15, 2008, the Board of Managers of the General Partner and the Board of Directors of Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to NASDAQ approval of Rio Vista’s LAS. On July 23, 2008, after the period of review for the LAS passed, the common units were issued to Penn Octane.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M — RELATED PARTY TRANSACTIONS — Continued
Loans To Rio Vista
As of July 23, 2008, Rio Vista offset $2,000,000 owed to Penn Octane against the amounts owed by Penn Octane to acquire Rio Vista common units (see above). In addition, Penn Octane has loaned additional amounts to Rio Vista for the sole purpose of allowing Rio Vista to fund ongoing operations and the June 2008 quarterly distribution.
In connection with the Third Amendment of the RZB Note, Rio Vista was required to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane loaned Rio Vista $1,000,000 of its cash collateral held by RZB for the purpose of funding Rio Vista’s obligation to make the required payment described above.
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
Under the terms of the Omnibus Agreement, Penn Octane charged Rio Vista $686,000 and $762,000 for expenses during the years ended December 31, 2007 and 2008, respectively.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — 401K
Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee compensation. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional made no discretionary contributions from the acquisition of Regional to December 31, 2008.
NOTE O — REALIZATION OF ASSETS
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista had a loss from continuing operations for the ended December 31, 2007 and 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma Assets are held as collateral against the TCW Credit Facility. The TCW Credit Facility, $150,000 of the Moores Note, the RZB Note, the Sellers’ Note — Regional and the Richter Note Payable total approximately $31,319,000 and are all classified as current liabilities. In addition, as a result of extensions, the TCW Credit Facility and the RZB Note will expire during April 2009, unless further extended. In the event such obligations are not satisfactorily restructured or further extended, the TCW Credit Facility and/or the RZB Note will be due immediately (see note G). The TCW Credit Facility and RZB Note are collateralized by the Oklahoma Assets and the Regional assets, respectively.
The Oklahoma Assets and/or the Regional operations currently do not generate sufficient cash flow to pay general and administrative and other operating expenses of Rio Vista and all debt service requirements. The TCW Credit Facility prohibits distributions by Rio Vista’s Oklahoma subsidiaries unless certain conditions are met which currently are not expected to be met. In addition, Rio Vista requires additional funding in order to increase production levels for its Oklahoma Assets.
Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on the TCW Credit Facility, the RZB Note, and the Richter Note Payable, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Penn Octane has provided financing and management to Rio Vista, and guarantees the RZB note. As a result, Rio Vista is dependent on Penn Octane. Penn Octane’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Penn Octane at December 31, 2008 contained an explanatory paragraph which describes an uncertainty about Penn Octane’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. Under the terms of the TCW Credit Facility, TCW may convert a portion or all of its debt obligations into common units of Rio Vista which may be severely dilutive to existing unitholders and may be a deterrent to future equity financings. If additional amounts cannot be raised, existing debts restructured and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE O — REALIZATION OF ASSETS — Continued
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of Rio Vista restructure the TCW Credit Facility and the RZB Note and to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to restructure such debt and to continue in existence.
To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations, raise additional debt and/or equity financing, reduce its general and administrative and other operating expenses and sell assets.
NOTE P — SUPPLEMENTARY OIL AND GAS DATA (Unaudited)
(A)	Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in oil and gas property acquisition and development are presented below:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2008
	(in thousands)	(in thousands)

Property acquisition costs:
Proved	$26,255	$—
Unproved	—	—
Development costs	—	2,549
Gas compression and pipelines		568

Total costs incurred	$26,255	$3,117

Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells and to provide facilities to extract, treat and gather oil and gas.
Rio Vista capitalizes costs related to drilling and development of oil and gas properties for specific activities related to drilling its wells, which include site preparation, drilling labor, meter installation, pipeline connection and site reclamation. There were no drilling and development costs during the year ended December 31, 2007 (acquisition of Oklahoma Assets occurred in November 2007).

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE P — SUPPLEMENTARY OIL AND GAS DATA (Unaudited)
(B)	Oil and Gas Capitalized Costs
Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depreciation, depletion and amortization are presented below:

	December 31,	December 31,
	2007	2008
	(in thousands)	(in thousands)

Proved properties:
Leasehold, equipment and drilling	$26,255	$28,962

Less accumulated depreciation, depletion and amortization	(58)	(719)

Net capitalized costs	$26,197	$28,243

(C)	Results of Oil and Gas Producing Activities
The results of operations for oil and gas producing activities (excluding corporate overhead and interest costs) are presented below:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2008
	(in thousands)	(in thousands)

Revenues:
Oil and gas sales	$396	$4,506
Gain (loss) on oil and gas derivatives	—	—

Net oil and gas sales	396	4,506

Expenses:
Production costs	212	2,503
Depreciation, depletion and amortization	58	669

Total expenses	270	3,172

Results of operations for oil and gas producing activities (excluding corporate overhead and interest costs)	$126	$1,334

Production costs include those costs incurred to operate and maintain productive wells and related equipment, including such costs as labor, repairs, maintenance, materials, supplies, fuel consumed, insurance and other production taxes. In addition, production costs include administrative expenses applicable to support equipment associated with these activities.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE P — SUPPLEMENTARY OIL AND GAS DATA (Unaudited) — Continued
(D)	Net Proved Oil and Gas Reserves
The net proved reserves of oil and gas of Rio Vista have been estimated by an independent petroleum engineering firm, Lee Keeling and Associates, Inc., at December 31, 2007 and 2008. These reserve estimates have been prepared in compliance with the SEC rules based on year-end prices. An analysis of the change in estimated net quantities of oil and gas reserves, as reported December 31, 2007 and current estimates as of December 31, 2008 are shown below:

	Year Ended December 31, 2008
	Gas (Bcf)	Oil (MMbls)	Total (Bcfe)
Net Proved developed and undeveloped reserves:
Beginning of year	35.589	—	35.589
Revisions of previous estimates	(13.979)	—	(13.979)
Extensions and discoveries	1.405	—	1.405
Production	(.521)	—	(.521)

End of year	22.494	—	22.494

Net Proved developed reserves:
Beginning of year	12.766	—	12.766

End of year	8.082	—	8.082

(E)	Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves — Continued
Summarized in the following table is information for Rio Vista with respect to the standardized measure of discounted future net cash flows relating to proved reserves as estimated by an independent petroleum engineering firm, Lee Keely and Associates, Inc., at December 31, 2007 and 2008. Future cash inflows are computed by applying year-end prices relating to Rio Vista’s proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. There are no future income tax expenses because Rio Vista is a nontaxable entity.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE P — SUPPLEMENTARY OIL AND GAS DATA (Unaudited) — Continued
(E)	Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves — Continued
The following represents changes in the standard measure of discounted future net cash flows estimated during the year ended December 31, 2008 from the December 31, 2007 estimated amounts (amounts in thousands):

	Year ended December 31,
	2008	2007	Change

Future cash inflows	$80,979	$179,015	$(98,036)
Future production costs	(31,338)	(63,693)	32,355
Future development costs	(8,831)	(10,891)	2,060

Future cash flows before income taxes	$40,810	$104,431	$(63,621)

Future net cash flows before income, taxes, discounted at 10%	$13,304	$41,272	$(27,968)

Future net gas price (Mcf)	$3.60	$5.03	$(1.43)

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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE Q — SEGMENT INFORMATION
Rio Vista has the following reportable segments: Transportation and Terminaling and Oil and Gas. The Transportation and Terminaling segment transports bulk liquids, including chemical and petroleum products, by truck and provides terminaling and storage services and the Oil and Gas segment produces, transports and sells oil and gas.
The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the years ended December 31, 2008 and 2007. The LPG Transportation segment commenced August 22, 2006 and the oil and gas segment commenced November 19, 2007.

	Transportation and
Year ended December 31, 2008:	Terminaling	Oil and Gas	Totals

Revenues from external customers	8,573,000	5,247,000	13,820,000
Interest expense	931,000	2,849,000	3,780,000
Interest income	—	7,000	7,000
Depreciation and amortization	996,000	1,145,000	2,141,000
Segment gross profit	2,129,000	925,000	3,054,000
Segment assets	11,891,000	36,239,000	48,130,000
Segment liabilities	4,465,000	28,623,000	33,088,000
Expenditure for segment assets	463,000	3,451,000	3,914,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments		$13,820,000
Elimination of intersegment revenues		—
Other revenues		1,000

Total consolidated revenues		$13,821,000

Profit (loss)
Total gross profit (loss) for reportable segments		3,054,000
Other gross profits (loss)		9,000
Selling, general and administrative expense		(5,661,000)
Interest and Fuel Products financing expense		(3,658,000)
Interest income		8,000
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(6,248,000)

Assets
Total assets for reportable segments		48,130,000
Other assets		299,000
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$48,429,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE Q — SEGMENT INFORMATION — Continued

	Transportation and
Year ended December 31, 2007:	Terminaling	Oil and Gas	Totals

Revenues from external customers	5,379,000	527,000	5,906,000
Interest expense	603,000	275,000	878,000
Interest income	15,000	—	15,000
Depreciation and amortization	1,033,000	96,000	1,129,000
Segment gross profit (loss)	1,009,000	137,000	1,146,000
Segment assets	13,881,000	35,368,000	49,249,000
Segment liabilities	6,391,000	21,604,000	27,995,000
Expenditure for segment assets	125,000	—	125,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments		$5,906,000
Elimination of intersegment revenues		—

Total consolidated revenues		$5,906,000

Profit (loss)
Total gross profit (loss) for reportable segments		1,146,000
Other gross profit (loss)		(45,000)
Selling, general and administrative expense		(5,076,000)
Interest and Fuel Products financing expense		(885,000)
Interest income		17,000
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(4,843,000)

Assets
Total assets for reportable segments		49,249,000
Other assets		161,000
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$49,410,000

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our General Partner’s management, including our General Partner’s chief executive officer/chief financial officer and our General Partner’s controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).
During 2007 and the first three months of 2008, our General Partners’ accounting department consisted of only the controller, an accounting clerk, who worked solely with our Fuel Products business, and the chief financial officer. In late 2006, our General Partner’s chief executive officer resigned and the chief financial officer assumed both the duties of the chief executive officer and the chief financial officer. Prior to his departure, the former chief executive officer provided some additional controls over financial reporting and accounting, although the internal control environment was still limited. Thus, the material weakness was compounded when the chief financial officer began functioning in a dual capacity beginning in 2006. In March 2008, the accounting clerk resigned. Such a limited number of financial and accounting personnel makes segregation of duties difficult.
In November 2007, we acquired the Oklahoma Assets and began accounting for the entities owning those assets and conducting those operations. We have only one accountant in Oklahoma who performs almost all accounting functions related to those assets and operations under the supervision of the chief financial officer until May 2008 and thereafter under the supervision of a newly hired (see following paragraph) assistant to the chief financial officer. Regional, which was acquired in July 2007, has sufficient accounting personnel to provide adequate internal controls over financial reporting for that subsidiary’s separate financial statements, but such personnel are not involved directly with consolidated financial reporting of the Company.
In May 2008, Penn Octane hired an assistant to the chief financial officer to provide additional assistance with internal accounting responsibilities and financial reporting related to the Oklahoma Assets and the entities owning those assets and conducting those operations. The newly hired assistant has previous oil and gas experience. In June 2008, our General Partner hired a vice president, who is primarily responsible for overseeing the operations of our oil and gas properties. Despite the additional personnel, our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

Our General Partner continues to seek solutions to improve internal control over financial reporting. However because there are currently limited financial resources, our General Partner does not expect to immediately be able to take additional steps to improve its internal control over financial reporting. In particular, our General Partner may not be able to complete its intended goal of implementing a new accounting software system which would provide enhanced internal controls over financial reporting as well as to provide for multiple user access, timely access to accounting information and additional data security. Furthermore, our General Partner may be limited in its ability to attract and/or retain qualified employees.
During the year ended December 31, 2008, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We believe our consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Rio Vista’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Rio Vista’s internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Rio Vista;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Rio Vista are being made only in accordance with authorizations of management and directors of Rio Vista; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Rio Vista’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of Rio Vista’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment and those criteria, management concluded that the Rio Vista’s disclosure controls and procedures over financial reporting were not effective as of December 31, 2008.
This annual report does not include an attestation report of Rio Vista’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Rio Vista’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Rio Vista to provide only management’s report in this annual report.
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

			Manager
Name of Manager	Age	Position with the General Partner	Since

Douglas G. Manner	53	Manager and Chairman of the Board	2004

Richard R. Canney	54	Manager	2004

Murray J. Feiwell	71	Manager	2004

Bruce I. Raben	55	Manager	2008

Nicholas J. Singer	29	Manager	2008
All managers hold office until their successors are duly elected and qualified or until their earlier resignation or removal.
Douglas G. Manner was elected as a member of the board of managers of the General Partner in August 2004. Mr. Manner was a former CEO of Westside Energy Corporation, an oil and gas company based in Texas until June 2008. Prior to joining Westside Energy Corporation, Mr. Manner was the Senior Vice President and Chief Operating Officer of Kosmos Energy, LLC, a private oil and gas exploration company. Prior to Kosmos Energy, Mr. Manner served as President and Chief Operating Officer of White Stone Energy since August 2002. For the two years prior to joining White Stone Energy, Mr. Manner was Chairman and Chief Executive Officer of Mission Resources and Chairman of the Board of one of Mission’s predecessor companies, Bellwether Exploration. Prior to joining Bellwether, Mr. Manner was employed by Ryder Scott Petroleum Engineers for fifteen years and by Gulf Canada Resources Limited. Mr. Manner is a member of the board of directors of Blizzard Energy, Inc., an oil and gas company based in Alberta, Canada; Resolute Energy Inc., an oil and gas company based in Alberta, Canada and Cordero Energy Inc., an oil and gas company based in Alberta, Canada. Mr. Manner holds a B.S. degree in mechanical engineering from Rice University. In January 2008, Mr. Manner was also elected to the board of directors of Penn Octane Corporation, an affiliate of Rio Vista.

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
Murray J. Feiwell was elected as a member of the board of managers of the General Partner in August 2004. From 1986 until January 1, 2007, Mr. Feiwell served as President and Chief Executive Officer of Feiwell & Hannoy, P.C., a law firm located in Indianapolis, Indiana, that specializes in general civil practice, bankruptcy and creditors’ rights, real estate and foreclosure, general business and commercial law. From 1997 until January 1, 2007, Mr. Feiwell also served as President and Chief Executive Officer of Statewide Title Company, a title company located in Indianapolis, Indiana. Mr. Feiwell earned a J.D. from the University of Michigan in 1963. Mr. Feiwell retired from the practice of law on January 1, 2007.
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
Information Regarding The Board Of Managers
The business of Rio Vista is managed under the direction of the board of managers of Rio Vista GP LLC. The board conducts its business through meetings of the board and its committees. During 2008, the board held eight meetings, and the audit committee held four meetings. No member of the board attended less than 75% of the meetings of the board and committees of which he was a member.
The board of managers currently consists of five members, none of whom are members of the management of either Rio Vista GP LLC or Penn Octane. The board has determined that all of its managers, Messrs. Manner, Canney, Feiwell, Raben and Singer, meet the independence requirements under the rules of the NASDAQ National Market. As a result, although not required by NASDAQ rules applicable to limited partnerships, the majority of the board of managers is comprised of independent managers.
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

Audit Committee
Our General Partner’s audit committee (Audit Committee) consists of Mr. Canney (Chairman), Mr. Feiwell, and Mr. Manner. Mr. Canney and Mr. Manner are considered “audit committee financial experts” as defined in applicable rules of the Securities and Exchange Commission. The board has determined that all three members of the audit committee meet the audit committee independence requirements under the rules of the NASDAQ National Market. The board of managers has adopted a written charter for the audit committee, which is available on Rio Vista’s website of http://www.riovistaenergy.com.
The audit committee reviews and reports to the board on various auditing and accounting matters, including the quality, objectivity and performance of Rio Vista’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The audit committee met four times in 2008.
Compensation Committee
Rio Vista GP LLC has a compensation committee composed of managers whom the board has determined to be independent consisting of Messrs. Canney, Feiwell and Manner. The board of managers has adopted a written charter for the compensation committee.
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
Executive Officers of the General Partner
The names of the General Partner’s executive officer and certain information about him are set forth below:

			Officer
Name of Executive Officer	Age	Position with General Partner	Since

Ian T. Bothwell	49	Acting Chief Executive Officer, Acting President, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	2003
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
Code of Business Conduct
The General Partner has adopted a code of conduct that applies to the General Partner’s executive officers, including its principal executive officer, principal financial officer and principal accounting officer. This code charges the executive officers of the General Partner with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in the documents and reports Rio Vista files with the SEC and compliance with applicable laws, rules and regulations.

Compliance under Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Exchange Act requires the General Partner’s managers and executive officers, and persons who own more than 10% of a registered class of Rio Vista’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish Rio Vista with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 filed with the SEC, Rio Vista believes that all managers and officers of the General Partner and 10% unitholders of Rio Vista complied with such filing requirements.
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
Compensation from Penn Octane
The table below sets forth a summary of compensation paid for the last three years to those employees of Penn Octane who served as the General Partner’s Chief Executive Officer, Chief Financial Officer and its other three most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2008. The General Partner had only one such person. The General Partner’s executive officers are paid by Penn Octane. The services rendered by the executive officers to the General Partner are provided pursuant to the terms of the Omnibus Agreement for which Rio Vista pays Penn Octane for its allocable portion of general and administrative expenses incurred by Penn Octane, including expenses for services rendered by Penn Octane employees, for the benefit of Rio Vista.
Penn Octane’s compensation to executive management was administered by the compensation committee of the board of directors of Penn Octane. As of December 31, 2008, the compensation committee of Penn Octane was comprised of three directors, each of whom are outside directors. The compensation committee who reports to the board of directors of Penn Octane on all compensation matters concerning Penn Octane’s executive officers, including Penn Octane’s Chief Executive Officers, Chief Financial Officer and Penn Octane’s other executive officers (collectively, with the Chief Executive Officer and Chief Financial Officer, the Named Executive Officers). In determining annual compensation, including bonus, and other incentive compensation to be paid to the Named Executive Officers, the compensation committee considers several factors, including overall performance of the Named Executive Officers (measured in terms of financial performance of Penn Octane, opportunities provided to Penn Octane, responsibilities, quality of work and/or tenure with Penn Octane), and considers other factors, including retention and motivation of the Named Executive Officers and the overall financial condition of Penn Octane. The Named Executive Officers receive compensation in the form of cash and Penn Octane equity.
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

Summary Compensation Table
The following table sets forth annual and all other compensation to Mr. Bothwell, our General Partner’s only executive officer in 2006, 2007 and 2008, for services rendered in all capacities to both Penn Octane and Rio Vista and its subsidiaries during each of the periods indicated. This information includes the dollar values of base salaries, bonus awards, the number of stock awards granted and certain other compensation, if any, whether paid or deferred. Rio Vista does not grant stock appreciation rights or other long-term compensation plans for employees.

										Changes in
										Pension Value
										and Nonqualified
									Non-Equity	Deferred
					Stock		Option		Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)		Awards ($)		Awards ($)		Compensation ($)	Earnings ($)	Compensation ($)		Total ($)

Ian T. Bothwell	2008	220,000	156,000	(6)	237,000	(5)	—		—	—	—		613,000
Acting Chief Executive	2007	219,000	58,000		93,000	(4)	309,000	(2)	—	—	88,000	(3)	767,000
Officer, Acting President,	2006	180,000	70,000		—		—		—	—	—		250,000
Chief Financial Officer, Vice-President, Treasurer and Assistant Secretary(1)

(1)	Mr. Bothwell was appointed Acting President and Acting Chief Executive Officer of Penn Octane and the General Partner in November 2006.

(2)	Represents warrants to purchase 180,000 shares of common stock of Penn Octane valued using SFAS 123(R) granted on June 29, 2007, exercise price of $0.70 and vest over 36 months.

(3)	Represents warrants to purchase 100,000 common units of Rio Vista valued using SFAS 123(R) (see note J to the consolidated financial statements).

(4)	Represents 8,334 common units granted.

(5)	Represents 16,666 common units granted.

(6)	Represents bonus accrued, not paid.
Neither Penn Octane nor the General Partner has an employment agreement with Mr. Bothwell.

Outstanding Equity Awards at December 31, 2008
The following table sets forth the number of options outstanding as of December 31, 2008 for the General Partner’s sole executive officer. Mr. Bothwell did not hold any stock awards at December 31, 2008.
Option Awards

Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying
	Options	Options	Unexercised	Option	Option
	Exercisable	Unexercisable	Unearned Options	Exercise	Expiration
Name	(#)	(#)	(#)	Price ($)	Date

Ian T. Bothwell	3,128	—	1,872	8.38	2/14/2012
Ian T. Bothwell	11,890	—	8,110	7.36	3/20/2012
Ian T. Bothwell	50,000	—	25,000	11.21	6/28/2012
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
In the event of a change in control, Mr. Bothwell’s unvested warrants would immediately vest. The exercise price of the warrants held Mr. Bothwell at December 31, 2008 were out of the money. Accordingly the benefit to Mr. Bothwell in the event of a change in control, would be zero.

Compensation of Managers
The following table lists all compensation to managers during the year ended December 31, 2008.
Manager Compensation

						Change in
						Pension Value
						and
	Fee Earned				Non-Equity	Nonqualified	All Other
	or Paid in	Stock	Option		Incentive Plan	Deferred	Compen-
	Cash	Awards	Awards		Com-pensation	Compensation	sation	Total
Name	($)(1)	($)	($)		($)	Earnings	($)	($)

Douglas G. Manner(4)	50,000	—	15,000	(2)	—	—	—	65,000
Murray J. Feiwell(5)	40,000	—	12,000	(3)	—	—	—	52,000
Richard R. Canney(6)	40,000	—	12,000	(3)	—	—	—	52,000
Nicholas J. Singer	39,000	—	—		—	—	—	39,000
Bruce I. Raben	39,000	—	—		—	—	—	39,000

(1)	Amounts represent fees paid for the quarter ended March 2008 and amounts earned for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008.

(2)	Amounts represent warrants to purchase 6,250 common units of Rio Vista valued using SFAS 123(R).

(3)	Amounts represent warrants to purchase 5,000 common units of Rio Vista valued using SFAS 123(R).

(4)	14,375 warrants to purchase common units of Rio Vista as of December 31, 2008.

(5)	12,500 warrants to purchase common units of Rio Vista as of December 31, 2008.

(6)	13,750 warrants to purchase common units of Rio Vista as of December 31, 2008.
On April 10, 2007, the board of managers of the General Partner approved a form of Chairman Services Agreement and Manager Services Agreement. Pursuant to these agreements, the non-employee chairman of the board of managers of the General Partner receives annual cash compensation of $50,000, payable quarterly, and an annual grant of options to purchase 6,250 of our common units. Other non-employee managers of our General Partner receive annual cash compensation of $40,000, payable quarterly, and an annual grant of options to purchase 5,000 of our common units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the number of common units of Rio Vista beneficially owned as of March 30, 2009 by each person known by Rio Vista to own beneficially more than 5% of the outstanding common units of Rio Vista (Common Units).

	Amount and
	Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership(1)		Percent of Class

Jerome B. Richter	603,722	(2)	21.85%
335 Tomahawk Drive, Palm Desert, CA 92211

TCW Asset Management Company	400,000	(5)	12.65%
865 South Figueroa Street, Suite 1800 Los Angeles, CA 90017

Swank Group, LLC, Swank Energy Income	264,447	(3)	9.57%
Advisors, L.P. and Jerry V. Swank 3300 Oak Lawn Ave., Suite 650, Dallas, TX 75219

Standard General L.P.,	217,493	(4)	7.87%
Standard General Fund, L.P., Soohyung Kim and Nicholas J. Singer 650 Madison Avenue, 26th Floor New York, NY 10022

Penn Octane Corporation	197,628	(6)	7.15%
77-530 Enfield Lane, Bldg D Palm Desert, CA 92211

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common units which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 30, 2009, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all common units shown as beneficially owned by them.

(2)	Includes 4,730 common units owned by Mr. Richter’s spouse.

(3)
Swank Group, LLC serves as the General Partner of Swank Energy Income Advisors, L.P. (Advisor) and may direct the Advisor to direct the vote and disposition of the 264,447 common units of Rio Vista held by the Cushing Fund, L.P and/or Swank MLP Conveyance Fund, L.P (collectively, Swank Funds). The Advisor is the General Partner of the Swank Funds. The principal of Swank Group, LLC, Mr. Jerry V. Swank, may direct the vote and disposition of the 264,447 common units of Rio Vista held by the Swank Funds.

(4)
Standard General, Mr. Kim and Mr. Singer do not directly own any of the common units. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, each of Standard General, Mr. Kim and Mr. Singer may be deemed to own beneficially 217,493 common units (constituting approximately 7.87% of the common units outstanding). Each of Standard General, Mr. Kim and Mr. Singer disclaim direct beneficial ownership of any of the securities.

(5)
Under the terms of the Note Purchase Agreement, TCW has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. In addition, TCW has the right to convert any balance of the debt under the TCW Credit Facility other than the Demand Loan into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Rio Vista (TCW Warrant). At March 30, 2009, the outstanding balance owing under the TCW Credit Facility was approximately $24,700,000 plus accrued interest from September 29, 2008. In connection with the execution of the TCW Waiver on February 28, 2009, TCW agreed that it would not exercise its right to purchase more than 400,000 common units of Rio Vista pursuant to the TCW Warrant (subject to adjustment as provided for in the TCW Warrant) without providing at least 62 days prior written notice to Rio Vista. As a result, the amount of beneficial ownership reflected herein is based on what TCW is able to exercise of the TCW Warrant as of March 30, 2009. The TCW Waiver expires on April 13, 2009. If the TCW Waiver is not extended and/or additional restrictions concerning the exercise of the TCW Warrant are not made, TCW would then be able to exercise up to full amount of the TCW Warrant. Based on an exercise price of $0.70 per common unit of Rio Visa (90% of the 20-day average trading price of Rio Vista preceding March 30, 2009) and the ability to convert $24,700,000 of indebtedness pursuant to the Note Purchase Agreement, TCW could acquire up to 35,285,714 common units of Rio Vista.

(6)	Penn Octane Corporation is the owner of a 75% interest in the General Partner of Rio Vista (100% voting interest).

The following table sets forth the number of common units of Rio Vista beneficially owned as of March 30, 2009 by each manager of the General Partner, each Named Executive Officer, and all managers and Named Executive Officers as a group. The address of each person in the table below is c/o Rio Vista Energy Partners L.P., 1313 E. Alton Gloor Blvd., Suite J, Brownsville, Texas 78526.

	Amount and Nature of
	Beneficial
Name of Beneficial Owner	Ownership(1)		Percent of Class

Nicholas J. Singer	217,493	(2)	7.87%
Ian T. Bothwell	118,488	(3)	4.17%
Murray J. Feiwell	20,635	(4)	*
Douglas G. Manner	19,375	(5)	*
Richard R. Canney	13,750	(6)	*
Bruce I. Raben	5,735		*
All Managers and Named Executive Officers as a group (6 persons)	395,476	(7)	13.72%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common units which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 30, 2009, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all common units shown as beneficially owned by them.

(2)
Standard General, Mr. Kim and Mr. Singer do not directly own any of the common units. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, each of Standard General, Mr. Kim and Mr. Singer may be deemed to own beneficially 217,493 common units (constituting approximately 7.87% of the common units outstanding). Each of Standard General, Mr. Kim and Mr. Singer disclaim direct beneficial ownership of any of the securities.

(3)	Includes 79,876 common units issuable upon exercise of common unit purchase warrants exercisable within 60 days from March 30, 2009.

(4)	Includes 12,500 common units issuable upon exercise of common unit purchase warrants exercisable within 60 days from March 30, 2009.

(5)	Includes 14,375 common units issuable upon exercise of common unit purchase warrants exercisable within 60 days from March 30, 2009.

(6)	Includes 13,750 common units issuable upon exercise of common unit purchase warrants exercisable within 60 days from March 30, 2009.

(7)	Includes 120,501 common units issuable upon exercise of common unit purchase warrants exercisable within 60 days from March 30, 2009.

Equity Compensation Plans
The following table provides information concerning Rio Vista’s equity compensation plans as of December 31, 2008(2).

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding options,	equity compensation
	of outstanding options,	warrants and rights	plans (excluding securities
	warrants and rights	(per unit)	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	181,667	$11.41	389,247

Total	181,667	$11.41	389,247

(1)	Under the terms of the partnership agreement and applicable rules of the NASDAQ National Market, no approval by the unitholders of Rio Vista was required.

(2)
On March 9, 2005, the board of managers of the General Partner approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers of the General Partner. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers of the General Partner. In addition, the board of managers may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the partnership agreement and applicable rules of the NASDAQ National Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.

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
Consulting Agreement
Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Rio Vista and to Penn Octane. JBR Capital is controlled by Mr. Richter. The provisions of the Consulting Agreement are effective as of November 15, 2006 (Effective Date). Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. For the years ended December 31, 2007 and 2008, Rio Vista expensed approximately $317,000 and $325,000, respectively, in connection with the Consulting Agreement. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The initial term of the Consulting Agreement was six months and continues to renew for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
Private Placement of Common Units
On November 29, 2007, Rio Vista and Rio Vista GP LLC (Rio Vista GP), entered into a Unit Purchase Agreement with Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC (collectively, Purchasers) dated effective as of November 29, 2007 (the Unit Purchase Agreement). Pursuant to the terms of the Unit Purchase Agreement, Rio Vista agreed to sell, and the Purchasers agreed to purchase, a total of 355,556 common units of Rio Vista (Common Units) at a price of $11.25 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). The total purchase price of the Common Units is $4,000,000. Rio Vista agreed to pay expenses of counsel to the Purchasers in an amount not to exceed $100,000. Rio Vista used the net proceeds from the sale of the Common Units for general working capital purposes, including repayment of indebtedness. Rio Vista agreed not to offer or sell any of its equity securities (including equity securities of subsidiaries) for a period of 12 months following the closing date without first offering such securities to the Purchasers, which shall have the right to purchase up to 30% of such securities. The Unit Purchase Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including approval for listing of the Common Units on the NASDAQ National Market.

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
Under the terms of the Note Purchase Agreement, TCW has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. In addition, TCW has the right to convert any balance of the debt under the TCW Credit Facility other than the Demand Loan into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Rio Vista (TCW Warrant). At December 31, 2008, the outstanding balance owing under the TCW Credit Facility was approximately $24,700,000 plus accrued interest since September 29, 2008.
Sale — Purchase of Rio Vista Common Units
At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Rio Vista and the NASDAQ National Market (NASDAQ) regarding Rio Vista’s compliance with NASDAQ’s Marketplace Rule 4450(a)(3) on capital adequacy, the Board of Managers of the General Partner authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000. Thereafter, Rio Vista’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to NASDAQ, and notified NASDAQ regarding the proposed issuance of its units. Rio Vista also filed a listing of additional units notification with NASDAQ (LAS) based on its intention to go forward with the proposed purchase and sale. Following further discussions with NASDAQ, at board meetings on July 15, 2008, the Board of Managers of the General Partner and the Board of Directors of Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to NASDAQ approval of Rio Vista’s LAS. On July 23, 2008, after the period of review for the LAS passed, the common units were issued to Penn Octane.
Loans to Rio Vista
As of July 23, 2008, Rio Vista offset $2,000,000 owed to Penn Octane against the amounts owed by Penn Octane to acquire Rio Vista common units (see above). In addition, Penn Octane has loaned additional amounts to Rio Vista for the sole purpose of allowing Rio Vista to fund ongoing operations and the June 2008 quarterly distribution.
In connection with the Third Amendment of the RZB Note, Rio Vista was required to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane loaned Rio Vista $1,000,000 of its cash collateral held by RZB for the purpose of funding Rio Vista’s obligation to make the required payment described above.
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
Distributions
All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and its incentive distribution rights. During 2008, Rio Vista made $39,103 of distributions to the General Partner.
Indemnification Agreement
On April 10, 2007, the Board of Managers of the General Partner approved a form of Indemnification Agreement for the managers and officers of the General Partner. The agreement provides for indemnification against liabilities in the event of legal proceedings brought by a third party or by or in the right of the General Partner. The agreement also provides for advancement of expenses to an indemnified manager or officer.
Manager Independence
The board of managers is currently composed of five members, none of whom are members of the management of either Rio Vista GP LLC or Penn Octane. The board has determined that all five of its managers, Messrs. Canney, Feiwell, Raben, Singer and Manner, meet the independence requirements under the rules of the NASDAQ National Market. As a result, although not required by NASDAQ rules applicable to limited partnerships, the majority of the board of managers is comprised of independent managers.
The Company’s audit committee (Audit Committee) consists of Mr. Canney (Chairman), Mr. Feiwell, and Mr. Manner. The board has determined that all three members of the audit committee meet the audit committee independence requirements under the rules of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.
Rio Vista has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended December 31, 2007 and 2008:

	2007		2008

Audit Fees	$540,000		$630,000

Audit — Related Fees	$118,000	(1)	$—

Tax Fees	$44,000	(2)	$89,000

All Other Fees(3)	$4,000		$9,000

(1)	Represents fees related to the LPG asset sale.

(2)	Represents fees related to the Mexican subsidiaries.

(3)	Represents fees billed for tax compliance, tax advice and tax planning services.
The General Partner’s audit committee approves the engagement of our independent auditor to perform audit-related services. The audit committee does not formally approve specific amounts to be spent on non-audit related services which in the aggregate do not exceed amounts to be spent on audit-related services. In determining the reasonableness of audit fees, the audit committee considers historical amounts paid and the scope of services to be performed. The audit committee has determined that the professional services rendered by our accountants are compatible with maintaining the principal accountant’s independence. The audit committee gave prior approval to all audit services in 2007 and 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedules
a.	Financial Statements and Financial Statement Schedules.
The following documents are filed as part of this report:
(1)	Consolidated Financial Statements:

Rio Vista Energy Partners L.P.

Report of Independent Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2007 and 2008

Consolidated Statements of Operations for each of the two years in the period ended December 31, 2008

Consolidated Statement of Partners’ Capital for each of the two years in the period ended December 31, 2008

Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2008

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

Exhibit No.

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

10.14	*
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

Exhibit No.

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

10.22	*
Form of Rio Vista GP LLC Chairman Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.23	*
Form of Rio Vista GP LLC Managers Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.24	*
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

10.51
Note Purchase Agreement between Rio Vista Penny LLC, TCW Asset Management Company and TCW Energy Fund X Investors dated November 19, 2007. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.52
Guaranty made as of November 19, 2007 by Rio Vista Eco LLC, Rio Vista GO LLC, GO LLC and MV Pipeline Company in favor of TCW Asset Management Company as administrative agent for Holders. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

Exhibit No.

10.53
Security Agreement dated as of November 19, 2007 by Rio Vista Penny LLC in favor of TCW Asset Management Company, as administrative agent. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.54
Assumption Agreement dated November 19, 2007 by and among GM Oil Properties, Inc., Rio Vista Penny LLC, TCW Asset Management Company, as administrative agent and the holders party to the Note Purchase Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.55
Rio Vista Energy Partners L.P. Common Unit Purchase Warrant issued to TCW Energy Funds X Holdings, L.P. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.56
Promissory note dated November 19, 2007 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.57
First Amendment to Note Purchase Agreement dated as of September 29, 2008 by and among Rio Vista Penny LLC, TCW Asset Management Company, and the Holders party to the Original Note Purchase Agreement. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.58
Amended and Restated Management Services Agreement, dated and effective as of September 29, 2008, is made by and among Rio Vista Operating LLC, Rio Vista Energy Partners L.P., and Rio Vista Penny LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.59
Promissory Note dated April 15, 2008 between Rio Vista Energy Partners L.P. and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 17, 2008, SEC File No. 000-50394).

The following Exhibits are filed as part of this report:

Exhibit No.

10.60	Amendment to Promissory note dated June 27, 2008 issued by Rio Vista to Gary Moores.

10.61	Second Amendment to Promissory note dated January 20, 2009 issued by Rio Vista to Gary Moores.

10.62	Second Amendment to Loan Agreement dated as of July 2008 between RZB Finance LLC and Rio Vista.

10.63	Third Amendment to Loan Agreement dated as of December 2008 between RZB Finance LLC and Rio Vista.

10.64	Fourth Amendment to Loan Agreement dated as of February 28, 2009 between RZB Finance LLC and Rio Vista.

10.65	Fifth Amendment to Loan Agreement dated as of March 31, 2009 between RZB Finance LLC and Rio Vista.

10.66	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated December 30, 2008 between Rio Vista Penny LLC and TCW Asset Management Company.

10.67	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated February 28, 2009 between Rio Vista Penny LLC and TCW Asset Management Company.

10.68	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated March 23, 2009 between Rio Vista Penny LLC and TCW Asset Management Company.

21	Subsidiaries of the Registrant

23.1	Consent of Burton McCumber & Cortez, L.L.P.

23.2	Consent of Lee Keeling and Associates, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*	indicates management contract or compensatory plan or arrangement.
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

Year ended December 31, 2008

Allowance for doubtful accounts	$—	$—	$—	$—	$—

Year ended December 31, 2007

Allowance for doubtful accounts	$—	$—	$—	$—	$—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RIO VISTA ENERGY PARTNERS L.P.

	By:	RIO VISTA GP LLC, GENERAL PARTNER

April 14, 2009	By:	/s/ Ian T. Bothwell Ian T. Bothwell
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

Signature	Title	Date

/s/ Ian T. Bothwell	Ian T. Bothwell Acting Chief Executive Officer, Acting President, Vice-President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal, Executive, Financial and Accounting Officer)	April 14, 2009

/s/ Richard R. Canney	Richard R. Canney Manager	April 14, 2009

/s/ Murray J. Feiwell	Murray J. Feiwell Manager	April 14, 2009

/s/ Douglas G. Manner	Douglas G. Manner Manager	April 14, 2009

/s/ Nicholas J. Singer	Nicholas J. Singer Manager	April 14, 2009

/s/ Bruce I. Raben	Bruce I. Raben Manager	April 14, 2009

EXHIBIT INDEX

Exhibit No.

10.60	Amendment to Promissory note dated June 27, 2008 issued by Rio Vista to Gary Moores.

10.61	Second Amendment to Promissory note dated January 20, 2009 issued by Rio Vista to Gary Moores.

10.62	Second Amendment to Loan Agreement dated as of July 2008 between RZB Finance LLC and Rio Vista.

10.63	Third Amendment to Loan Agreement dated as of December 2008 between RZB Finance LLC and Rio Vista.

10.64	Fourth Amendment to Loan Agreement dated as of February 28, 2009 between RZB Finance LLC and Rio Vista.

10.65	Fifth Amendment to Loan Agreement dated as of March 31, 2009 between RZB Finance LLC and Rio Vista.

10.66	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated December 30, 2008 between Rio Vista Penny LLC and TCW Asset Management Company.

10.67	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated February 28, 2009 between Rio Vista Penny LLC and TCW Asset Management Company.

10.68	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated March 23, 2009 between Rio Vista Penny LLC and TCW Asset Management Company.

21	Subsidiaries of the Registrant

23.1	Consent of Burton McCumber & Cortez, L.L.P.

23.2	Consent of Lee Keeling and Associates, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*	indicates management contract or compensatory plan or arrangement.