Form 10-Q
period 2009-03-31
RIO VISTA ENERGY PARTNERS LP
filed 2009-05-20
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50394
Rio Vista Energy Partners L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0153267 (I.R.S. Employer Identification No.)

1313 E. Alton Gloor Blvd., Suite J, Brownsville, Texas (Address of Principal Executive Offices)	78526 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (956) 831-0886
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common units outstanding on May 1, 2009 was 2,762,463.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION
Item 1.
Rio Vista Energy Partners L.P.’s independent auditor was not engaged to and did not review the consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.
Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	March 31,
	2008	2009
		(Unaudited)
Current Assets

Cash	$292,000	$744,000

Restricted cash	—	—

Trade accounts receivable (less allowance for doubtful accounts of $0 at December 31, 2008 and March 31, 2009)	1,662,000	1,251,000

Income tax receivable	—	77,000

Deferred tax assets	99,000	99,000

Prepaid expenses and other current assets	584,000	490,000

Total current assets	2,637,000	2,661,000

Oil and gas properties and related equipment (successful efforts method) — net	28,243,000	28,024,000

Property, plant and equipment — net	12,414,000	12,163,000

Other non-current assets	14,000	15,000

Goodwill	5,121,000	5,121,000

Total assets	$48,429,000	$47,984,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND PARTNERS’ CAPITAL

	December 31,	March 31,
	2008	2009
		(Unaudited)
Current Liabilities

Current maturities of long-term debt	$25,594,000	$25,450,000

Short-term debt	5,575,000	4,875,000

Due to Penn Octane Corporation, net	778,000	2,150,000

Accounts payable	2,451,000	1,847,000

Taxes payable	921,000	1,125,000

Accrued liabilities	2,852,000	3,536,000

Total current liabilities	38,171,000	38,983,000

Commitments and contingencies	—	—

Long-term debt, less current maturities	150,000	—

Deferred income taxes	2,909,000	2,909,000

Partners’ Capital

Common units	7,054,000	5,970,000

General Partner’s equity	145,000	122,000

Total partners’ capital	7,199,000	6,092,000

Total liabilities and partners’ capital	$48,429,000	$47,984,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,	March 31,
	2008	2009
Revenues	$3,095,000	$2,908,000
Cost of goods sold	2,414,000	1,974,000

Gross profit	681,000	934,000
Selling, general and administrative expenses and other
Legal and professional fees	539,000	340,000
Salaries and payroll related expenses	554,000	378,000
Other	779,000	298,000

	1,872,000	1,016,000

Operating loss from operations	(1,191,000)	(82,000)
Other income (expense)
Interest expense	(876,000)	(944,000)
Interest income	7,000	—

Loss before taxes	(2,060,000)	(1,026,000)

Provision (benefit) for income taxes	5,000	110,000

Net loss	$(2,065,000)	$(1,136,000)

Net loss allocable to the partners	$(2,065,000)	$(1,136,000)
Less General Partner’s interest in net loss	41,000	23,000

Net loss allocable to the common units	$(2,024,000)	$(1,113,000)

Net loss per common unit	$(0.83)	$(0.40)

Weighted average common units outstanding	2,452,918	2,762,463

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital

Balance as of December 31, 2008	2,762,463	$7,054,000	$145,000	$7,199,000

Net loss	—	(1,113,000)	(23,000)	(1,136,000)
Units-based compensation	—	29,000	—	29,000

Balance as of March 31, 2009	2,762,463	$5,970,000	$122,000	$6,092,000

The accompanying notes are an integral part of these statements.

Rio Vista Energy Partners L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(2,065,000)	$(1,136,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	493,000	526,000
Unit-based payment expense	145,000	29,000
Amortization of loan discount related to detachable warrants issued	19,000	6,000
Beneficial conversion	14,000	—
Changes in current assets and liabilities:
Trade accounts receivable	(750,000)	411,000
Prepaid and other current assets	120,000	17,000
Trade accounts payable, accrued and other liabilities	1,685,000	79,000
Due to/from Penn Octane Corporation, net	(110,000)	1,372,000
U.S. and foreign taxes payable	60,000	204,000

Net cash provided by (used in) operating activities	(389,000)	1,508,000
Cash flows from investing activities:
Capital expenditures	(797,000)	(55,000)
Other non-current assets	—	(1,000)

Net cash used in investing activities	(797,000)	(56,000)
Cash flows from financing activities:
Issuance of equity, net	774,000	—
Cash distributions to partners	(620,000)	—
Capital contribution	118,000	—
Payment of debt	(250,000)	(1,000,000)
Cost of registration	(203,000)	—

Net cash (used in) financing activities	(181,000)	(1,000,000)

Net increase (decrease) in cash	(1,367,000)	452,000
Cash at beginning of period	3,450,000	292,000

Cash at end of period	$2,083,000	$744,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,015,000	$135,000

Supplemental disclosures of noncash transactions:
Unit based compensation	$145,000	$29,000

Units issued for compensation and penalties	$344,000	$—

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
The accompanying consolidated financial statements include Rio Vista and its subsidiaries including RVOP, Rio Vista Operating GP LLC, Rio Vista Penny LLC, GO, MV Pipeline Company (MV), Operating, Regional and Penn Octane International, L.L.C. All significant intercompany accounts and transactions are eliminated.
The unaudited consolidated balance sheet as of March 31, 2009, the unaudited consolidated statements of operations for the three months ended March 31, 2008 and 2009 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2008 and 2009, have been prepared by Rio Vista without audit. Rio Vista’s independent auditor was not engaged to and did not review the unaudited consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of Rio Vista as of March 31, 2009, the unaudited consolidated results of operations for the three months ended March 31, 2008 and 2009 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2008 and 2009.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although Rio Vista believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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
Rio Vista utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, Rio Vista adopted the provisions of SFAS 123R for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Rio Vista recorded unit-based payment expense for employees and non-employees of $145,000 ($0.06 per common unit) and $29,000 ($0.00 per common unit) for the quarters ended March 31, 2008 and 2009, respectively, under the fair-value provisions of SFAS 123R.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE C — LOSS PER COMMON UNIT
The following tables present reconciliations from net loss from continuing operations per common unit to loss from continuing operations per common unit assuming dilution (see note I for the warrants):

	For the three months ended March 31, 2008
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(2,024,000)

Basic EPS
Net loss available to the common units	(2,024,000)	2,452,918	$(0.83)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A

	For the three months ended March 31, 2009
	Loss	Units	Per-Unit
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations available to the common units	$(1,113,000)

Basic EPS
Net loss available to the common units	(1,113,000)	2,762,463	$(0.40)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to the common units	N/A	N/A	N/A
NOTE D — SALE OF REMAINING LPG ASSETS
On December 31, 2008, Rio Vista received a claim from TransMontaigne related to the Holdback of $500,000 for diligence deductions and working capital adjustments, pursuant to the Purchase and Sale Agreement. TransMontaigne claims a $316,000 working capital adjustment and $1,373,000 in connection with the indemnification obligations included in the Purchase and Sale Agreement. Rio Vista is working with TransMontaigne to define the scope of the adjustments to an amount which Rio Vista considers to be more realistic. Any amount which may subsequently be agreed to by TransMontaigne and Rio Vista shall first be charged to the $500,000 Holdback, and also is subject to the $1,000,000 limitation of indemnification. As of March 31, 2009, Rio Vista has accrued $220,000 to provide for these adjustments, in addition to the Holdback. Rio Vista’s management and its legal counsel believe that the amount of the TransMontaigne claim will be resolved within the amounts already provided.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31,	March 31,
	2008	2009
Oklahoma:
Pipelines and equipment	$7,417,000	$7,417,000

Regional:
Land	237,000	237,000
Terminal and improvements	4,084,000	4,120,000
Automotive equipment	2,644,000	2,644,000

	6,965,000	7,001,000

	14,382,000	14,418,000
Less: accumulated depreciation and amortization	(1,968,000)	(2,255,000)

	$12,414,000	$12,163,000

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
Depreciation expense of property, plant and equipment from operations totaled $377,000 and $287,000 for the three months ended March 31, 2008 and 2009, respectively.
NOTE F — OIL AND GAS PROPERTIES AND RELATED EQUIPMENT, NET
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Rio Vista incurred approximately $3,000 of costs related to oil and gas property development for the three months ended March 31, 2009.
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

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — DEBT OBLIGATIONS

	December 31,	March 31,
	2008	2009

RZB Note	$5,000,000	$4,000,000
Richter Note Payable	575,000	575,000
Moores Note	—	300,000

	$5,575,000	$4,875,000

Long-term debt obligations were as follows:

TCW Credit Facility	$24,700,000	$24,700,000
Sellers’ Note — Regional	744,000	750,000
Moores Note	300,000	—

	25,744,000	25,450,000
Less current portion	25,594,000	25,450,000

	$150,000	$—

RZB Note
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5,000,000 (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” (3.25% at March 31, 2009), or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75% (Base Rate Margin). On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, Rio Vista entered into a third amendment to the RZB Note (Third Amendment). Under the terms of the Third Amendment, the maturity date of the RZB Note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, is required to be in excess of $3,300,000. In addition, the Third Amendment required Rio Vista to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane agreed to loan Rio Vista the $1,000,000 of cash collateral held by RZB for purpose of making the required payment described above.
During February 2009, Rio Vista entered into a fourth amendment to the RZB Note which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, Rio Vista entered into a fifth amendment to the RZB Note which extended the maturity date of the RZB Note through April 30, 2009. The RZB Note was not paid by April 30, 2009. Rio Vista and RZB are currently negotiating an additional extension of the RZB Note.
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
On January 20, 2009, the Moores Note was once again amended (Second Amended Moores Note). In connection with the Second Amended Moores Note, Rio Vista agreed to make monthly principal payments of $12,500 plus interest beginning May 10, 2009 and to continue such payments for 5 consecutive months. Each month thereafter, Rio Vista is required to make principal payments of $37,500 plus interest until all amounts due and payable have been paid. The May 10, 2009 principal payment was not made. In addition, in connection with the Second Amended Moores Note, Gary Moores agreed to dismiss the Civil Action.
Richter Note Payable
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista, guaranteed by Penn Octane (Richter Note Payable) and collateralized by the assets of Rio Vista, subject to the consent of RZB and TCW. Under the terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on November 15, 2008 which payment was not made. Rio Vista and Mr. Richter are negotiating an extension of the due date. The Richter Note Payable accrues interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.
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
Rio Vista Penny and TCW entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 and March 2009 principal payments and interest payments due) and other requirements pursuant to the TCW Credit Facility until May 20, 2009 (TCW Waiver). In connection with one of the extensions, TCW agreed to provide Rio Vista with 62 days advance written notice to exercise the TCW Warrant, except for up to 400,000 common units of Rio Vista.
Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which was to be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008 and January 27, 2009, the second and third installment was due to be paid. Regional did not make the second or third installment payments as it believes that there exists offsets in connection with the acquisition of Regional in excess of the payments. For the quarters ended March 31, 2008 and 2009, $18,000 and $0, respectively, of the discount was amortized.

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
The amount of the distributions paid through the June 2008 quarterly distributions represented the minimum quarterly distributions required to be made by Rio Vista pursuant to the partnership agreement. Rio Vista has not declared a distribution for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — UNIT WARRANTS
Options and Warrants
Rio Vista has no U.S. employees and is managed by its General Partner. Rio Vista applies SFAS 123R for warrants granted to employees and managers of the General Partner and for warrants issued to acquire goods and services from non-employees.
For warrants granted to non-employees of the General Partner, Rio Vista applies the provisions of SFAS 123R to determine the fair value of the warrants issued. No warrants were granted to non-employees of the General Partner for the quarter ended March 31, 2009.
TCW Warrant
Under the terms of the Note Purchase Agreement, TCW has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. In addition, TCW has the right to convert any balance of the debt under the TCW Credit Facility other than the Demand Loan into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Rio Vista (TCW Warrant). At March 31, 2009, the outstanding balance owing under the TCW Credit Facility was approximately $24,700,000 plus accrued interest since September 29, 2008.
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
Since that settlement the remaining insurance carrier was Lexington Insurance Company (Lexington). On December 13, 2007, Lexington Insurance Company (Lexington) filed a declaratory action complaint against Penn Octane, Rio Vista and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the US Federal Court to rule that the plaintiff has no obligation to defend Penn Octane and the Rio Vista related entities in the Camacho litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. In a subsequent pleading, Lexington assumed the defense of Penn Octane and Rio Vista. However, there remains undetermined the obligation by Lexington to provide indemnification to Penn Octane and Rio Vista from any judgment resulting from the Camacho suit. Cross motions for summary judgment were filed by the parties, and the court ruled that the insurance policy issued by Lexington did cover the incident which occurred in Mexico. Lexington has subsequently filed a Notice of Appeals, and is proceeding to appeal the trial court’s ruling. Nevertheless, Lexington continued to provide a defense to Rio Vista in the Camacho case. As the case currently stands, the trial court has ruled that insurance coverage does exist to provide coverage in the Camacho case.

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
On November 20, 2007, Rio Vista, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. (GM) jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. (Energy Spectrum) in the District Court of McIntosh County, Oklahoma. This action was filed in response to Energy Spectrum’s assertion that Rio Vista, Rio Vista Penny, LLC, as well as GM owed Energy Spectrum a commission based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM. Energy Spectrum counterclaimed asserting that Rio Vista and Rio Vista Penny tortiously interfered with the commission agreement between Energy Spectrum and GM. Neither Rio Vista nor Rio Vista Penny were parties to this agreement. Mr. Woods and Mr. Moores have recently been named as defendants in the Energy Spectrum counter-claim. According to an indemnification agreement between Rio Vista, Mr. Woods and Mr. Moores, Rio Vista may be required to indemnify Mr. Woods and Mr. Moores upon the fulfillment of certain terms and conditions stipulated in the agreement. To date these terms and conditions have not be met or fulfilled. Management believes that the Rio Vista entities should have no liability for any commission obligation that GM may owe to Energy Spectrum. However the outcome of litigation cannot reliably be predicted. Discovery in the case is ongoing. No trial date has been set.
On August 19, 2008, Rio Vista, Rio Vista GP LLC, Rio Vista Penny LLC, Jerome B. Richter and Douglas G. Manner (Defendants) were named in a lawsuit filed by Northport Production Company and Eugene A. Viele (Plaintiffs). Mr. Viele is currently a director of Penn Octane Corporation and is also the principal owner of Northport Production Company. Mr. Manner currently serves as a director of Penn Octane Corporation and the General Partner of Rio Vista. Mr. Richter is currently a consultant to Penn Octane and Rio Vista. Plaintiffs allege breach of contract, negligent misrepresentation, and fraud in connection with the acquisition of the Oklahoma Assets. Plaintiffs are seeking judgment for compensatory damages of $487,000 and exemplary damages of not less than $200,000 as well as attorneys’ fees and other such relief as may be shown. Discovery is currently pending. Rio Vista believes that the liability, if any, ultimately resulting from this lawsuit should not materially affect its consolidated financial results.
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
Consulting Agreement
Effective November 2006, Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Rio Vista and to Penn Octane. JBR Capital is controlled by Mr. Richter. Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. During April 2009, Rio Vista and Penn Octane each provided JBR Capital notice of their intention to terminate the Consulting Agreement on May 31, 2009.
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
NOTE M — 401K
Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee compensation. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional made no discretionary contributions from the acquisition of Regional to March 31, 2009.

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE N — REALIZATION OF ASSETS
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista had a loss from continuing operations for the three months ended March 31, 2009 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma Assets are held as collateral against the TCW Credit Facility. The TCW Credit Facility, the Moores Note, the RZB Note, the Sellers’ Note — Regional and the Richter Note Payable total approximately $30,301,000 and are all classified as current liabilities. The TCW Credit Facility extension expires on May 20, 2009 and the RZB Note has not been extended. RZB has not yet given Rio Vista notice of default and the parties continue to negotiate an extension of the RZB Note. In the event such obligations are not satisfactorily restructured, further extended or actions to enforce collections do not continue to be deferred by creditors, the TCW Credit Facility, the RZB Note and/or other obligations will be due immediately (see note G). The TCW Credit Facility and RZB Note are collateralized by the Oklahoma Assets and the Regional assets, respectively.
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
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of Rio Vista to restructure the TCW Credit Facility and the RZB Note and to continue as a going concern. In connection with Rio Vista’s annual report on Form 10-K for the fiscal year ended December 31, 2008, our independent public accountant’s report contained an explanatory paragraph which describes an uncertainty about Rio Vista’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to restructure such debt and to continue in existence.
To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations, sell assets, raise additional debt and/or equity financing, reduce its general and administrative and other operating expenses.

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
The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for three months ended March 31, 2009 and 2008.

	Transportation and
Year ended March 31, 2009:	Terminaling	Oil and Gas	Totals

Revenues from external customers	1,740,000	1,168,000	2,908,000
Interest expense	186,000	770,000	956,000
Interest income	—	—	—
Depreciation and amortization	159,000	360,000	519,000
Segment gross profit	527,000	407,000	934,000
Segment assets	11,800,000	35,896,000	47,696,000
Segment liabilities	4,566,000	28,734,000	33,300,000
Expenditure for segment assets	26,000	2,000	28,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments		$2,908,000
Elimination of intersegment revenues		—
Other revenues		—

Total consolidated revenues		$2,908,000

Profit (loss)
Total gross profit (loss) for reportable Segments		$934,000
Other gross profits (loss)		—
Selling, general and administrative expense		(1,016,000)
Interest and Fuel Products financing expense		(944,000)
Interest income		—
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(1,026,000)

Assets
Total assets for reportable segments		$47,696,000
Other assets		288,000
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$47,984,000

RIO VISTA ENERGY PARTNERS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE O — SEGMENT INFORMATION — Continued

	Transportation and
Year ended March 31, 2008:	Terminaling	Oil and Gas	Totals

Revenues from external customers	2,107,000	988,000	3,095,000
Interest expense	222,000	638,000	860,000
Interest income	—	7,000	7,000
Depreciation and amortization	282,000	211,000	493,000
Segment gross profit	345,000	325,000	670,000
Segment assets	12,519,000	35,929,000	48,448,000
Segment liabilities	4,472,000	26,515,000	30,987,000
Expenditure for segment assets	168,000	683,000	851,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments		$3,095,000
Elimination of intersegment revenues		—
Other revenues		—

Total consolidated revenues		$3,095,000

Profit (loss)
Total gross profit (loss) for reportable Segments		670,000
Other gross profits (loss)		11,000
Selling, general and administrative expense		(1,872,000)
Interest and Fuel Products financing expense		(876,000)
Interest income		7,000
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(2,060,000)

Assets
Total assets for reportable segments		48,448,000
Other assets		575,000
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$49,023,000

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:
•	the volatility of realized natural gas prices;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business and financial strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity and financial position;

•	our production volumes;

•	our lease operating expenses, general and administrative costs and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry and the transportation and terminalling business;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, earthquakes and other catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry and the transportation and terminalling business;

•	required capital expenditures;

•	cash distributions and qualified income;

•	developments in oil producing and natural gas producing countries;

•	our strategic plans, objectives, expectations and intentions for future operations; and

•	our ability to restructure the TCW Credit Facility and/or the RZB Note under terms satisfactory to us.
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
The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our General Partner’s management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section in Rio Vista’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. All forward-looking statements speak only as of the date of this Quarterly Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Overview
In July 2007, Rio Vista acquired Regional and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business consisting of transportation and terminaling. Beginning March 1, 2008, Rio Vista Operating LLC (Operating) became the operator of the Oklahoma Assets.
Results of Operations
The results of operations from continuing operations during the quarters ended March 31, 2008 and 2009 reflect the results associated with the i.) the Transportation and Terminaling Business associated with bulk and petroleum products associated with Regional operations which was acquired during July 2007, ii.) the operation of the Oklahoma Assets, which was acquired during November 2007 and iii.) all indirect income and expenses of Rio Vista.
QUARTER ENDED MARCH 31, 2009

	Oklahoma	Regional	LPG	Corporate/
	Assets	Enterprises	Transportation (a)	Other	Total

Revenues	1,168,000	1,740,000	—	(0)	2,908,000
Cost Of Goods Sold	761,000	1,213,000	—	—	1,974,000

Gross Profit	407,000	527,000	—	(0)	934,000
Selling, General And Administrative Expenses	249,000	191,000	—	576,000	1,016,000
Loss On Sale Of Remaining LPG — Related Assets	—	—	—	—	—

Operating Income (Loss)	158,000	336,000	—	(576,000)	(82,000)
Other Income (Expense)
Interest Expense	(770,000)	(186,000)	—	12,000	(944,000)
Interest Income	—	—	—	0	0

Income (Loss) Before Taxes	(612,000)	150,000	—	(564,000)	(1,026,000)
Provision (Benefit) For Income Taxes	—	110,000	—	—	110,000

Net Income (Loss)	(612,000)	40,000	—	(564,000)	(1,136,000)

QUARTER ENDED MARCH 31, 2008

	Oklahoma	Regional	LPG	Corporate/
	Assets	Enterprises	Transportation (a)	Other	Total

Revenues	988,000	2,107,000	—	—	3,095,000
Cost Of Goods Sold	663,000	1,762,000	—	(11,000)	2,414,000

Gross Profit	325,000	345,000	—	11,000	681,000
Selling, General And Administrative Expenses	58,000	245,000	—	1,430,000	1,733,000
Loss On Sale Of Remaining LPG — Related Assets	—	—	139,000	—	139,000

Operating Income (Loss)	267,000	100,000	(139,000)	(1,419,000)	(1,191,000)
Other Income (Expense)
Interest Expense	(638,000)	(222,000)	—	(16,000)	(876,000)
Interest Income	7,000	—	—	—	7,000

Income (Loss) Before Taxes	(364,000)	(122,000)	(139,000)	(1,435,000)	(2,060,000)
Provision (Benefit) For Income Taxes	—	5,000	—	—	5,000

Net Income (Loss)	(364,000)	(127,000)	(139,000)	(1,435,000)	(2,065,000)

CHANGES FOR QUARTER ENDED MARCH 31, 2009 COMPARED WITH QUARTER ENDED MARCH 31, 2008

	Oklahoma	Regional	LPG	Corporate/
	Assets	Enterprises	Transportation (a)	Other	Total

Revenues	180,000	(367,000)	—	(0)	(187,000)
Cost Of Goods Sold	98,000	(549,000)	—	11,000	(440,000)

Gross Profit	82,000	182,000	—	(11,000)	253,000
Selling, General And Administrative Expenses	191,000	(54,000)	—	(854,000)	(717,000)
Loss On Sale Of Remaining LPG — Related Assets	—	—	(139,000)	—	(139,000)

Operating Income (Loss)	(109,000)	236,000	139,000	843,000	1,109,000
Other Income (Expense)
Interest Expense	(132,000)	36,000	—	28,000	(68,000)
Interest Income	(7,000)	—	—	—	(7,000)

Income (Loss) Before Taxes	(248,000)	272,000	139,000	871,000	1,034,000
Provision (Benefit) For Income Taxes	—	105,000	—	—	105,000

Net Income (Loss)	(248,000)	167,000	139,000	871,000	929,000

(a)	LPG Transportation business commenced in August 2006 and sold December 31, 2007. Costs represent remaining charges associated with the sale which were recorded during 2008.
Quarter Ended March 31, 2009 Compared With Quarter Ended March 31, 2008
Revenues. Revenues for the three months ended March 31, 2009 were $2.9 million compared with revenues during the three months ended March 31, 2008 of $3.1 million. The revenues from the Oklahoma Assets increased slightly as the result of higher production during the three month s ended March 31, 2009 compared with the three months ended March 31, 2008. The revenues from Regional decreased during the three months ended March 31, 2009 compared with the three months ended March 31, 2008, primarily due to reduced fuel surcharges received from its transportation operations.
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2009 were $2.0 million compared with cost of goods sold during the three months ended March 31, 2008 of $2.4 million. The cost of goods sold from the Oklahoma Assets increased slightly as the result of higher production during the three month s ended March 31, 2009 compared with the three months ended March 31, 2008. The cost of goods sold from Regional decreased during the three months ended March 31, 2009 compared with the three months ended March 31, 2008, primarily due to reduced fuel costs and other operating efficiencies achieved.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $0.7 million during the three months ended March 31, 2009 compared with the three months ended March 31, 2008, primarily as the result of reduced selling, general and administrative expenses associated with corporate related activities. These costs included the reduction of unit based costs, payroll related costs and professional fees. Indirect selling, general and administrative expenses directly incurred by Rio Vista or allocated by Penn Octane to Rio Vista are made in accordance with the Omnibus Agreement. These costs consist of salary related costs, legal, accounting and other professional fees, and other corporate related costs, including insurance, taxes other than income, and public company expenses. The amounts allocated by Penn Octane were based on the percentage of time spent by those employees (including executive officers) in performing Rio Vista related matters compared with the overall time spent working by those employees.
These decreases were slightly offset by additional costs associated with becoming the operator of the Oklahoma Assets beginning March 2008, which resulted in additional office administration costs and an increase in professional fees related to legal, accounting and engineering services during the three months ended March 31, 2009.

Liquidity and Capital Resources
General
Rio Vista’s sources of operating cash flows are expected to be derived from the operations of Regional and from the revenues received from the Oklahoma Assets. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Note described below under “Debt Obligations” and income taxes payable on Regional’s stand-alone taxable income. Based on the current production levels from the Oklahoma Assets and current prices for oil and gas, there is not expected to be sufficient cash from operations to meet debt service requirements under the TCW Credit Facility described below under “Debt Obligations” unless additional production can be realized. Additional production will require additional capital expenditures to fund drilling expansion opportunities. Rio Vista currently does not have funding available to perform additional development. In addition, Rio Vista projects that monthly cash flows received from the Oklahoma Assets during the months of April through September will be less than during the months of October through March as a result of seasonality. Rio Vista does not expect that the Oklahoma Assets will be a source of generating cash flow for the foreseeable future based on current cash flow levels and the required debt covenants associated with the TCW Credit Facility, which prohibits distributions by Rio Vista’s Oklahoma subsidiaries unless certain conditions are met. Rio Vista is currently in discussions with TCW to restructure the TCW Credit Facility. See “— Debt Obligations — TCW Credit Facility” below.
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
Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional units. Currently, substantially all of Rio Vista’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the TCW Credit Facility and the RZB Note (see below). Accordingly, Rio Vista may be unable to obtain additional financing collateralized by those assets.
At March 31, 2009, Rio Vista had a working capital deficit of approximately $36.2 million. Rio Vista cannot be certain that future cash flows from Regional’s business or the Oklahoma Assets’ operations and future investments, if any, will be adequate to cover all of its future working capital requirements, including minimum distributions to unitholders.
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
The amount of the distributions paid through the June 2008 quarterly distributions represented the minimum quarterly distributions required to be made by Rio Vista pursuant to the partnership agreement. Rio Vista has not declared a distribution for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009.

Debt Obligations
RZB Note
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5.0 million (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” (3.25% at March 31, 2009), or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75% (Base Rate Margin). On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, Rio Vista entered into a third amendment to the RZB Note (Third Amendment). Under the terms of the Third Amendment, the maturity date of the RZB Note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, is required to be in excess of $3.3 million. In addition, the Third Amendment required Rio Vista to repay $1.0 million of the RZB Note. Effective January 1, 2009, Penn Octane agreed to loan Rio Vista the $1.0 million of cash collateral held by RZB for purpose of making the required payment described above.
During February 2009, Rio Vista entered into a fourth amendment to the RZB Note which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, Rio Vista entered into a fifth amendment to the RZB Note which extended the maturity date of the RZB Note through April 30, 2009. The RZB Note was not paid by April 30, 2009. Rio Vista and RZB are currently negotiating an additional extension of the RZB Note (Extended RZB Note). Rio Vista expects that the Extended RZB Note will have a three year maturity, with monthly amortization, and will provide Regional with the ability to make minimum monthly payments to Rio Vista to cover a portion of Rio Vista’s corporate overhead subject to Regional meeting required debt service covenants. In addition, Rio Vista will be required to subordinate repayment of its intercompany loan with Regional and Regional will be required to enter into a control agreement with its banks which will provide RZB with the ability to access Regional’s cash in the event of a default. The Extended RZB Note has not been executed and is subject to due diligence, final loan documents and approval of both parties.
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
Rio Vista Penny and TCW have entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 and March 2009 principal payments and interest payments due) and other requirements pursuant to the TCW Credit Facility until May 20, 2009 (TCW Waiver). In connection with one of the extensions, TCW agreed to provide Rio Vista with 62 days advance written notice to exercise the TCW Warrant, except for up to 400,000 common units of Rio Vista.
Rio Vista’s management is in discussions with TCW to restructure the TCW Credit Facility. Although no definitive agreement has been reached, these discussions include surrendering to TCW all of the Oklahoma Assets and some equity in satisfaction of outstanding indebtedness.
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
If TCW converts any amounts owing under the TCW Credit Facility into Rio Vista common units then, the current Rio Vista common unit holders will be significantly diluted.
As of March 31, 2009, the net book value of the Oklahoma Assets was approximately $35.1 million. As a result of foreclosure, based on March 31, 2009 balances, Rio Vista would record a loss related to the Oklahoma Assets which could approximate $7.3 million. The exercise by TCW of any amount under the TCW Warrant would reduce the amount of the recordable loss by a corresponding amount.

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
On January 20, 2009, the Moores Note was once again amended (Second Amended Moores Note). In connection with the Second Amended Moores Note, Rio Vista agreed to make monthly principal payments of $12,500 plus interest beginning May 10, 2009 and to continue such payments for 5 consecutive months. Each month thereafter, Rio Vista is required to make principal payments of $37,500 plus interest until all amounts due and payable have been paid. The May 10, 2009 principal payment was not made. In addition, in connection with the Second Amended Moores Note, Gary Moores agreed to dismiss the Civil Action.
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
Richter Note Payable
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista, guaranteed by Penn Octane (Richter Note Payable) and collateralized by the assets of Rio Vista, subject to the consent of RZB and TCW. Under the terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on November 15, 2008 which payment was not made. Rio Vista and Mr. Richter are negotiating an extension of the due date. The Richter Note Payable accrues interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.
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

Consulting Agreement
Effective November 2006, Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Rio Vista and to Penn Octane. JBR Capital is controlled by Mr. Richter. Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Rio Vista and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Rio Vista or Penn Octane. In exchange for these services, Rio Vista has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Rio Vista resulting from a sale of assets to a third party introduced to Rio Vista by JBR Capital. During April 2009, Rio Vista and Penn Octane each provided JBR Capital notice of their intention to terminate the Consulting Agreement on May 31, 2009.
Sale Of Remaining LPG Assets
On December 31, 2008, Rio Vista received a claim from TransMontaigne related to the Holdback of $500,000 for diligence deductions and working capital adjustments, pursuant to the Purchase and Sale Agreement. TransMontaigne claims a $316,000 working capital adjustment and $1.4 million in connection with the indemnification obligations included in the Purchase and Sale Agreement. Rio Vista is working with TransMontaigne to define the scope of the adjustments to an amount which Rio Vista considers to be more realistic. Any amount which may subsequently be agreed to by TransMontaigne and Rio Vista shall first be charged to the $500,000 Holdback, and also is subject to the $1.0 million limitation of indemnification. As of March 31, 2009, Rio Vista has accrued $220,000 to provide for these adjustments, in addition to the Holdback. Rio Vista’s management and its legal counsel believe that the amount of the TransMontaigne claim will be resolved within the amounts already provided.
Related Party Loans to Rio Vista
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
Realization of Assets
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Rio Vista as a going concern. Rio Vista had a loss from continuing operations for the three months ended March 31, 2009 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma Assets are held as collateral against the TCW Credit Facility. The TCW Credit Facility, the Moores Note, the RZB Note, the Sellers’ Note — Regional and the Richter Note Payable total approximately $30,301,000 and are all classified as current liabilities. The TCW Credit Facility extension expires on May 20, 2009 and the RZB Note has not been extended. RZB has not yet given Rio Vista notice of default and the parties continue to negotiate an extension of the RZB Note. In the event such obligations are not satisfactorily restructured, further extended or actions to enforce collections do not continue to be deferred by creditors, the TCW Credit Facility, the RZB Note and/or other obligations will be due immediately (see note G). The TCW Credit Facility and RZB Note are collateralized by the Oklahoma Assets and the Regional assets, respectively.
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
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of Rio Vista to restructure the TCW Credit Facility and the RZB Note and to continue as a going concern. In connection with Rio Vista’s annual report on Form 10-K for the fiscal year ended December 31, 2008, our independent public accountant’s report contained an explanatory paragraph which describes an uncertainty about Rio Vista’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Rio Vista be unable to restructure such debt and to continue in existence.
To provide Rio Vista with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations, sell assets, raise additional debt and/or equity financing, reduce its general and administrative and other operating expenses.
Off-Balance Sheet Arrangements
Rio Vista does not have any off-balance sheet arrangements.
Recently Issued Financial Accounting Standards
In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”, which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS No. 160 is effective for us beginning January 1, 2009. Rio Vista believes the adoption of this statement will not have a material impact on its consolidated financial statements.
In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for us beginning January 1, 2009. Rio Vista does not expect the adoption of the new accounting standard to have an impact on Rio Vista’s financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4T. Controls and Procedures
Disclosure Controls
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our General Partner’s management, including our General Partner’s chief executive officer/chief financial officer and our General Partner’s controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our General Partner’s President and Chief Executive Officer and our General Partner’s Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
Our General Partner may not be able to complete its intended goal of implementing a new accounting software system which would provide enhanced internal controls over financial reporting as well as to provide for multiple user access, timely access to accounting information and additional data security. Furthermore, our General Partner may be limited in its ability to attract and/or retain qualified employees and professionals.
The consolidated financial statements for the three months ended March 31, 2009 were not reviewed by our independent auditor due to our financial inability to compensate them for their services.
Our General Partner continues to seek solutions to improve internal control over financial reporting. However because there are currently limited financial resources, our General Partner does not expect to be able to take additional steps to improve its internal control over financial reporting in the near-term.
During the three months ended March 31, 2009, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We believe our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
See note J to the unaudited consolidated financial statements included in this report.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
See note G to the unaudited consolidated financial statements included in this report for material defaults with respect to Rio Vista and its subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Rio Vista’s outside independent accountants did not review the included unaudited financial statements as required by Reg. S-X Rule 10-01(d) due to Rio Vista’s nonpayment of fees owed to its accountants. As a result, Rio Vista is no longer eligible to use a registration statement on Form S-3.
Item 6. Exhibits
The following Exhibits are filed as part of this report:

Exhibit No.

10.1	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated April 13, 2009 between Rio Vista Penny LLC and TCW Asset Management Company.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
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

RIO VISTA ENERGY PARTNERS L.P.
	By:	Rio Vista GP LLC, its General Partner

May 20, 2009	By:	/s/ Ian T. Bothwell Ian T. Bothwell
Acting Chief Executive Officer, Acting President,
Vice-President, Chief Financial Officer, Treasurer
and Assistant Secretary (Principal Executive,
Financial and Accounting Officer) of Rio Vista GP LLC,
general partner of Rio Vista Energy Partners L.P.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated April 13, 2009 between Rio Vista Penny LLC and TCW Asset Management Company.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002