Form 10-K
period 2010-12-31
CENTRAL ENERGY PARTNERS LP
filed 2011-04-15
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number: 000-50394

Central Energy Partners LP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0153267
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8150 N. Central Expressway, Suite 1525, Dallas, TX	75206
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (214) 360-7480

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
☐	☐	☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting units held by non-affiliates of the Registrant, based on the closing price for the Registrant’s voting units on the Pink OTC Markets Inc. on December 31, 2010 was $1,334,570. The December 31, 2010 date reflects the acquisition transaction by Central Energy LP on November 17, 2010.

The number of Common Units outstanding on March 31. 2011 was 15,866,422.

Documents incorporated by reference:      None.

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements	ii

Available Information	ii

Glossary of Terms	iii

Explanatory Note	v

Part I

1 and 2. Business and Properties	1

1A. Risk Factors	15

1B. Unresolved Staff Comments	35

3. Legal Proceedings	35

4. [Reserved]

Part II

5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	39

6. Selected Financial Data	42

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

7A. Quantitative and Qualitative Disclosures About Market Risks	66

8. Financial Statements and Supplementary Data	66

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	105

9A(T). Controls and Procedures	105

9B. Other Information	106

Part III

10. Managers, Executive Officers and Corporate Governance	106

11. Executive Compensation	109

12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	112

13. Certain Relationships and Related Transactions, and Director Independence	114

14. Principal Accountant Fees and Services	119

Part IV

15. Exhibits and Financial Statement Schedules	120

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report of Central Energy Partners LP, formerly known as Rio Vista Energy Partners LP (the “Partnership”), that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Partnership’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

AVAILABLE INFORMATION

The Partnership is a reporting company pursuant to Section 12(g) of the Exchange Act. As a result, it files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, and amendments to these reports, with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available on the Partnership’s website at www.centralenergylp.com. These reports are also available on the SEC’s website at www.SEC.gov. In addition, the Partnership will provide copies of these reports free of charge upon request.

The public may also read a copy of any materials filed by the Partnership with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

GLOSSARY OF TERMS

Central Energy Partners LP, formerly known as Rio Vista Energy Partners L.P., and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as the “Partnership”. When referring to the Partnership and using phrases such as “we,” “our,” “us,” or the “Company,” our intent is to refer to the Partnership and its consolidated subsidiaries as a whole or on an entity basis, depending on the context in which the statements are made. For convenience, this glossary includes other terms used in this Annual Report, and each of the following terms has the meaning set forth below.

“Board of Directors” means the Board of Directors of Central Energy GP LLC, the General Partner of the Partnership.

“Code” means the Internal Revenue Code of 1986, as amended from time to time.

“Common Units” means those limited partner interests issued by the Partnership as prescribed in the Partnership Agreement.

“ECO” means Rio Vista ECO, LLC, formerly an indirect, wholly-owned subsidiary of the Partnership, which owned all of the issued and outstanding member interests of the entities holding the Oklahoma Assets.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“General Partner” means Central Energy GP LLC, formerly known as Rio Vista GP LLC, a Delaware limited liability company.

“GP Agreement” means the Second Amended and Restated Limited Liability Company Agreement of the General Partner dated April 12, 2011 and filed as Exhibit 10.89 to this Annual Report.

“GP Interests” means the issued and outstanding membership interests in the General Partner.

“IRS” means the United States Internal Revenue Service.

“IRS Installment Debt” means the obligation of Regional Enterprises, Inc. to make installment payments for past-due income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007 and the December 31, 2008 income tax return pursuant to an installment agreement dated November 17, 2010.

“National Securities Exchange” means a recognized national securities exchange that offers the Partnership an exemption from the registration requirements of state securities laws with respect to the Common Units.

“NGLs” mean natural gas liquids.

“Oklahoma Assets” means those certain oil and gas properties and related transmission assets held by the Partnership and transferred to TAMCO and its affiliates in settlement of the TCW Credit Facility.

“Partnership” means Central Energy Partners LP, formerly known as Rio Vista Energy Partners, LP, a Delaware limited partnership.

“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership dated April 12, 2011 and filed as Exhibit 10.90 to this Annual Report.

“Penn Octane” means Penn Octane Corporation, a Delaware corporation that formerly controlled 100% of the membership interests of the General Partner.

“Regional” means Regional Enterprises, Inc., a Virginia corporation and wholly-owned subsidiary of the Partnership.

“Rio Vista Penny” means Rio Vista Penny, LLC, formerly a wholly-owned subsidiary of ECO which was conveyed to TAMCO as part of the consideration for the Settlement Agreement.

“RVOP” means Rio Vista Operating Partnership L.P., an entity owned 99.9% by the Partnership, as limited partner, and 0.1% by Rio Vista Operating GP LLC, as general partner.

“RZB” means RB International Finance (USA) LLC, formerly known as RZB Finance LLC.

“RZB Loan Agreement” means that certain $5 million loan agreement dated July 26, 2007 by and between the Partnership and RZB, as amended, the proceeds of which were used as part of the consideration to purchase Regional.

“Sale” means the sale of 12,724,019 newly issued Common Units of the Partnership and all of the outstanding membership interests in the General Partner to Central Energy LP for $4,100,000 on November 17, 2010.

“Securities Act” means the Securities Act of 1933, as amended.

“Settlement Agreement” means that certain agreement dated May 27, 2009 by and among the Partnership, ECO, TAMCO and TCW Energy X Blocker, L.L.C. whereby ECO agreed to surrender all of its equity interest in Rio Vista Operating LLC, the general partner of RVOP, in satisfaction of all principal and interest owed to TAMCO and its affiliates in connection with the TCW Credit Facility.

“SEC” means the United States Securities and Exchange Commission.

“TAMCO” means TCW Asset Management Company.

“TCW” means TAMCO and its affiliated entities including TCW Energy Fund X Investors and TCW Energy X Blocker, L.L.C.

“TCW Credit Facility” means that certain credit facility in the amount of $35 million advanced to the Partnership by TAMCO, as administrative agent, and TCW Energy Fund X Investors, as holders, dated November 19, 2007.

“Treasury” means the United States Department of Treasury.

“Unitholders” mean those limited partners holding Common Units issued by the Partnership.

EXPLANATORY NOTE

General. This Annual Report is for the year ended December 31, 2010, with expanded financial and other disclosures in lieu of filing a separate Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010 and September 30, 2010. We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the annual and quarterly reports described above. In addition, so that the recipients of this Annual Report can better understand the significant changes we have made in our business since December 31, 2008, the last date for which we filed an Annual Report on Form 10-K, the information relating to our business and related matters in this Annual Report includes information for the periods since December 31, 2008 and after December 31, 2010. The Partnership intends to file timely all reports required under the Exchange Act in the future.

Prior to the consummation of the terms and conditions of the Securities Purchase and Sale Agreement by and among the Partnership, Penn Octane Corporation and Central Energy, LP dated as of May 25, 2010, as amended, whereby the Partnership agreed to issue and sell to Central Energy, LP 12,724,019 newly issued Common Units of the Partnership for $3,950,291 (the “Sale”), the Partnership had significant cash flow constraints. As a result, the Partnership was unable (i) to satisfy significant payables due to third parties, including its independent auditors, for work performed for the Partnership, (ii) to maintain an adequate financial staff, and (iii) to retain the necessary advisors to prepare and complete the financial reports required by the Exchange Act and the rules and regulations of the SEC. Due to these constraints, the Partnership was unable to prepare and file the required reports with the SEC under Section 13(a) of the Exchange Act beginning with the first quarter of March 2009. Subsequent to the Sale, the Partnership has paid the past-due amounts owed its independent auditors and the amounts needed to complete the audit and review work related to the periods set forth in this Annual Report. As a result of the Sale, the Partnership has brought its payables current and has sufficient working capital to retain the needed advisors to prepare and file reports timely as required by the Exchange Act in the future. Please see “Item 9A. Controls and Procedures” for a more detailed explanation of the facts and circumstances regarding our filing delay and a discussion of the material weaknesses in our internal controls over financial reporting which existed as of December 31, 2010.

This Annual Report supersedes the information provided in the Form 10-Q filed on May 20, 2009, including the Partnership’s preliminary consolidated financial information and notes thereto which were not reviewed by the Partnership’s independent auditor, and contains other information as previously disclosed in the following filings with the SEC:

•
Form 8-K filed on May 27, 2009, disclosing that Rio Vista Penny, LLC, an indirect, wholly-owned subsidiary of the Partnership (“Rio Vista Penny”), had received a “notice of events of default – demand for cure” and a “notification of disposition of collateral” from TCW Asset Management Company (“TAMCO”) in connection with a first lien senior credit facility between TAMCO and Rio Vista Penny (the “TCW Credit Facility”).

•
Form 8-K filed on June 2, 2009, disclosing a settlement agreement dated May 27, 2009 by and among the Partnership, Rio Vista ECO, LLC, an indirect, wholly-owned subsidiary of the Partnership (“ECO”), TAMCO, as administrative agent, and TCW Energy X Blocker, L.L.C. in connection with the TCW Credit Facility whereby ECO agreed to surrender all of its equity interest in Rio Vista Operating LLC, the general partner of Rio Vista Operating Partnership L.P. (“RVOP”), an entity 99.9% owned by the Partnership as the sole limited partner and the owner of certain oil and gas properties securing the TCW Credit Facility. Upon completion of this transaction, the Partnership no longer participates in the acquisition, development and production and/or as operator of oil and natural gas properties.

•
Form 8-K filed on June 19, 2009, disclosing the execution of a Sixth Amendment, Assumption of Obligations and Release Agreement in connection with the $5 million promissory note issued by RB International Finance (USA) LLC, formerly known as RZB Finance LLC (“RZB”) pursuant to a loan agreement dated July 26, 2007 (the “RZB Loan Agreement”) in connection with the Partnership acquiring Regional Enterprises Inc. (“Regional”). As a result of this amendment, Regional replaced the Partnership as the borrower on the loan agreement, and Penn Octane Corporation (“Penn Octane”) and RVOP were released from security agreements and as guarantors of the obligations under the loan agreement. The RZB Loan Agreement is secured by a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and a pledge of the outstanding capital stock of Regional by the Partnership.

v

•	Form 8-K filed on August 11, 2009, disclosing that the Partnership had entered into a letter of intent to sell Regional, which sale was not consummated.

•
Form 8-K filed on August 17, 2009, whereby the Partnership disclosed that it would not file its Form10-Q for the quarter ended June 30, 2009 with the SEC by the required due date, that it did not have any estimate as to when the Form 10-Q would be filed, and that the Partnership expected to receive a notice from the Nasdaq Stock Market that it was not in compliance with the filing requirements for continued listing on Nasdaq of its Common Units.

•
Form 8-K filed on October 2, 2009, disclosing that the Partnership had received a written Staff Determination from The Nasdaq Stock Market’s Listing Qualifications Department stating that the Partnership’s plan of compliance with respect to its failure to comply with Nasdaq’s listing requirements for continued inclusion was denied.

•
Form 8-K filed on November 23, 2009, disclosing that (i) the Partnership had not filed its Form 10-Q for the period ended September 30, 2009, (ii) that the Partnership had received a letter from the Nasdaq Stock Market staff stating that the failure to file such Form 10-Q would be an additional reason for delisting the Partnership’s Common Units, (iii) that the Partnership had filed an appeal with the Listing Qualifications Panel of Nasdaq regarding the denial of the Partnership’s plan of compliance, (iv) that the Listing Qualifications Panel had agreed to stay any delisting until the outcome of the appeal was determined, and (v) that the hearing was held on November 19, 2009.

•	Form 25-NSE filed on February 18, 2010 by the Nasdaq Stock Market, Inc. that the Partnership’s Common Units were removed from listing with the opening of the trading session on March 1, 2010.

•
Form 8-K filed on May 28, 2010, disclosing the execution of a Securities Purchase and Sale Agreement dated May 25, 2010 (the “Securities Purchase Agreement”) by and among the Partnership, Penn Octane and Central Energy, LLC pursuant to which (i) the Partnership agreed to sell to Central Energy, LLC 12,724,019 newly issued Common Units of the Partnership, which Common Units represent 80% of the Common Units of the Partnership on a fully-diluted basis, for $3,852,291 and (ii) Penn Octane agreed to sell its 75% interest, and agreed to cause to sell or cause to be sold the remaining 25% interest held by na affiliate of Penn Octane and the Partnership, in Central Energy GP LLC, formerly known as Rio Vista GP, LLC (the “General Partner”), for $147,709. The Partnership also disclosed that it had entered into a seventh amendment to the RZB Loan Agreement.

•
Form 8-K dated August 13, 2010, disclosing that the Partnership, Penn Octane and Central Energy, LLC entered into a third amendment to the Securities Purchase Agreement dated August 9, 2010 pursuant to which (i) Central Energy, LLC agreed to pay the Partnership $150,000 in exchange for the issuance and sale of 482,910 newly issued Common Units of the Partnership to fund certain Partnership expenses, (ii) the number of Common Units to be sold to Central Energy, LLC in connection with the closing of the transaction contemplated by the Securities Purchase Agreement was reduced by 482,910 Common Units and Central Energy, LLC received a credit against the purchase price of $87,500, and (iii) the closing date of the Securities Purchase Agreement was extended until October 31, 2010. The Partnership also disclosed that on August 9, 2010, Regional had received a “notice of default and reservation of rights” from RZB in connection with the RZB Loan Agreement, which was received as a result of the failure of Regional to pay federal income taxes owing to the Internal Revenue Service as required under the terms of the RZB Loan Agreement.

•
Form 8-K filed November 23, 2010, disclosing that the Partnership, Penn Octane and Central Energy, LLC had entered into a fourth amendment to the Securities Purchase Agreement on November 17, 2010 and simultaneously closed the transactions described in the Securities Purchase Agreement. The fourth amendment provided for (i) Central Energy, LP, as successor in interest to Central Energy, LLC, to pay $1 million of the consideration for the Common Units by a promissory note; however, at closing, the note was paid in full and immediately cancelled, and (ii) the Partnership granting piggy-back registration rights with respect to the 197,628 Common Units held by Penn Octane at the time of the closing. At closing, the Partnership sold the 12,724,019 newly issued Common Units to Central Energy, LP for $3,950,291 and Penn Octane sold or caused to be sold 100% of the limited liability company interests in the General Partner to Central Energy, LP for $149,709. At the closing, several additional agreements were entered into including: (1) a Conditional Acceptance of Settlement Offer and Release by and among the Partnership and Ian T. Bothwell, Chief Executive Officer of Penn Octane, the then Chief Executive Officer of the General Partner and the current Executive Vice President, Chief Financial Officer and Secretary of the General Partner, Bruce I. Raben, Ricardo Canney, Murray J. Feiwell, Nicholas J. Singer and Douglas L. Manner whereby certain amounts owed to Messrs. Bothwell, Raben, Canney, Feiwell, Singer and Manner (the “RVEP Insiders”) were satisfied by payment of an agreed settlement amount to the RVEP Insiders, commitments to issue warrants to the RVEP Insiders were cancelled, and any and all claims by the RVEP Insiders against the Partnership and the General Partner were forever released; (2) a mutual release by and among Penn Octane, the Partnership and the General Partner; and (3) a release agreement between Central Energy, LP, the Partnership, the General Partner and the RVEP Insiders. The Omnibus Agreement dated as of September 16, 2004, among Penn Octane, the Partnership and Rio Vista Operating Partnership L.P. was also terminated effective upon the closing. As a result of the transactions contemplated by the Securities Purchase Agreement, all control in the General Partner transferred to Central Energy, LP, 80% of the issued and outstanding Common Units of the Partnership were sold to Central Energy, LP, the RVEP Insiders, except for Mr. Bothwell, and Penn Octane ceased to have any control over the Partnership or the General Partner, and Messrs. Imad K. Anbouba and Carter R. Montgomery, the owners of all of the outstanding limited liability company interests of Central Energy, LLC, the general partner of Central Energy, LP, became the sole directors of the General Partner.

•
Form 8-K filed on January 4, 2011, disclosing that (i) the Amended and Restated Limited Liability Company Agreement of the General Partner had been amended to change the name of the General Partner to “Central Energy GP LLC,” (ii) the First Amended and Restated Agreement of Limited Partnership of the Partnership had been amended to change the name of the Partnership to “Central Energy Partners LP” and to change the definition of the terms “Common Unit Arrearage” and “Cumulative Common Unit Arrearage” in order that the Partnership would no longer be obligated to make any further distributions of Common Unit Arrearages or Cumulative Common Unit Arrearages in respect of any quarter prior to the quarter beginning October 1, 2011, and (iii) the General Partner had entered into employment agreements with each of Messrs. Anbouba and Montgomery, the terms of which are described in “Item 11. Executive Compensation – Compensation of the General Partner’s Executive Officers.”

•	Form 8-K filed on April 4, 2011, disclosing that the Common Units of the Partnership began trading under the symbol “ENGY” on March 31, 2011.

Other Information. Due to our failure to file timely our periodic reports with the SEC since the filing of the Annual Report on Form 10-K for the year ended December 31, 2008, we were unable to comply with the listing standards of Nasdaq and our Common Units were removed from listing on Nasdaq effective at the opening of the trading session on March 1, 2010. As a result, our Common Units are currently listed to trade on the Pink OTC Market, Inc.

PART I

Items 1 and 2. Business and Properties.

As discussed under “Explanatory Note,” this Annual Report is the annual report for the year ended December 31, 2010. However, as a result of the gap in our public reporting since April 14, 2008, the date on which we filed  the Annual Report on Form 10-K for the year ended December 31, 2008, and the significant changes we have made to our business up to the date of this filing, the information in this Item 1 includes updated information for all periods after December 31, 2008.

General

Central Energy Partners LP is a publicly-traded Delaware limited partnership currently engaged in the storage and transportation of refined petroleum products and petrochemicals. We currently provide liquid bulk storage, trans-loading and transportation services for petrochemicals and petroleum products through our wholly-owned subsidiary, Regional Enterprises, Inc. (“Regional”). Our strategy is to acquire midstream assets, which include gas gathering and transmission systems, compression, treating and processing facilities, fractionation facilities, and transportation capabilities. The Partnership’s Common Units are listed for trading on the over-the-counter market with Pink OTC Markets, Inc. under the symbol “ENGY” (formerly “RVEP”). Our principal executive offices are located at 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206, and our telephone number is (214) 360-7480. Our website is located at http://www.centralenergylp.com.

Our only operations are conducted through Regional, which we acquired in July 2007. Regional provides storage, transportation and railcar trans-loading of bulk liquids, including chemical and petroleum products owned by its customers. Located on the James River in Hopewell, Virginia, Regional receives bulk chemicals and petroleum products from ships and barges at its port facility on the river and railcars from a rail spur capable of receiving 15 cars on its property (into approximately 10.0 million gallons of available storage). It trans-loads chemicals and petroleum products from its port facility and rail spur to its tank trailers for delivery throughout the mid-Atlantic. The company also operates a small satellite facility in Johnson, Tennessee.

Recent Developments

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP, as successor in interest to Central Energy, LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement dated May 25, 2010, as amended. At closing, the Partnership sold the 12,724,019 newly issued Common Units (the “Newly Issued Common Units”) to Central Energy, LP for $3,950,291 and Penn Octane sold 100% of the limited liability company interests in the General Partner (the “GP Interest”) to Central Energy, LP for $149,709 (the “Sale”). At the closing, several additional agreements were entered into including: (1) a Conditional Acceptance of Settlement Offer and Release by and among the Partnership and Ian T. Bothwell, Chief Executive Officer of Penn Octane, the then Chief Executive Officer of the General Partner and the current Executive Vice President, Chief Financial Officer and Secretary of the General Partner, Bruce I. Raben, Ricardo Canney, Murray J. Feiwell, Nicholas J. Singer and Douglas L. Manner whereby certain amounts owed to Messrs. Bothwell, Raben, Canney, Feiwell, Singer and Manner (the “RVEP Insiders”) were satisfied by payment of an agreed settlement amount to the RVEP Insiders, commitments to issue warrants to the RVEP Insiders were cancelled, and any and all claims by the RVEP Insiders against the Partnership and the General Partner were forever released: (2) a mutual release by and among Penn Octane, the Partnership and the General Partner; and (3) a release agreement between Central Energy, LLC, the Partnership, the General Partner and the RVEP Insiders. The Omnibus Agreement dated as of September 16, 2004, among Penn Octane the Partnership and Rio Vista Operating Partnership L.P. was also terminated effective upon the closing. As a result of the completion of this transaction, all control in the General Partner transferred to Central Energy, LP, the Newly Issued Common Units were sold to Central Energy, LP, the RVEP Insiders, except for Mr. Bothwell, and Penn Octane ceased to have any control over the Partnership or the General Partner, and Messrs. Imad K. Anbouba and Carter R. Montgomery, each of which owns 50% of the issued and outstanding limited liability company interests of Central Energy, LLC, the general partner of Central Energy, LP, became the sole managers of the General Partner.

Central Energy, LP is obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units of the Partnership which it acquired in the Sale to its limited partners. In addition, in accordance with the terms of the limited partnership agreement of Central Energy, LP, it is obligated to distribute 30% of the GP Interests in Central Energy GP LLC, the General Partner of the Partnership (the “General Partner”), to its limited partners.  The remaining 70% of the GP Interests are controlled by Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner. Messrs. Anbouba and Montgomery are obligated under other agreements to distribute 8.66% of the GP Interests to certain limited partners of Central Energy, LP. Upon completion of these distributions, The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership, will hold 7,413,013 Common Units of the Partnership (46.7%). It will also hold 25% of the GP Interests. Messrs. Anbouba and Montgomery will each hold 30.67% of the GP Interests. Messrs. Anbouba and Montgomery will not be distributed any Newly Issued Common Units from Central Energy, LP. Given their respective ownership interests, Messrs. Anbouba and Montgomery and Cushing are each a controlling member of the General Partner.

On December 28, 2010, the Amended and Restated Limited Liability Company Agreement of the General Partner was amended to change the name of the General Partner to “Central Energy GP LLC,” and the First Amended and Restated Agreement of Limited Partnership of the Partnership was amended to change the name of the Partnership to “Central Energy Partners LP.” In addition, the partnership agreement was amended to change the definition of the terms “Common Unit Arrearage” and “Cumulative Common Unit Arrearage” in order that the Partnership would no longer be obligated to make any further distributions of Common Unit Arrearages or Cumulative Common Unit Arrearages in respect of any quarter prior to the quarter beginning October 1, 2011. The General Partner also entered into employment agreements with each of Messrs. Anbouba and Montgomery, the terms of which are described in “Item 11. Executive Compensation – Compensation of the General Partner’s Executive Officers.”

The following chart summarizes our organizational structure as of December 31, 2010:

On April 12, 2011, the sole member of the General Partner, Central Energy, LP, adopted the Second Amended and Restated Limited Liability Company Agreement of the General Partner (the “GP Agreement”), and the General Partner and limited partners of the Partnership holding 80% of the Common Units voted to amend and restate the First Amended and Restated Agreement of Limited Partnership, as amended, of the Partnership. Copies of both of these amended and restated agreements are included in  this Annual Report. Please see “Item 15. Exhibits and Financial Statement Schedules” to read the amended and restated copies of the Partnership Agreement and the GP Agreement.

The GP Agreement substantially modifies the Amended and Restated Limited Liability Agreement of the General Partner. The more significant changes in the GP Agreement provide:  (i) provisions ensuring the separateness of the books and records of the General Partner and the Partnership; (ii) for a right of first refusal with respect to the proposed sale of a GP Interest of the General Partner by any of its members; (iii) prohibit the General Partner from transferring ownership of the Incentive Distribution Rights to any third party without the approval of members holding 66-2/3% of the GP Interests; (iv) restrictions on the dissemination of “material and non-public information” regarding the Partnership and the General Partner; (v) Messrs. Anbouba and Montgomery the right to appoint five of the seven members of the Board of Directors of the General Partner and Cushing the right to appoint the other two members to the Board of Directors; (vi)  that the Board of Directors of the General Partner will maintain a Conflicts Committee, an Audit Committee and a Compensation Committee and that each committee will be composed of not less than a majority of independent directors; (vii) changes to the tax allocation provisions to comply with current tax law and regulations; and (viii) various other ministerial changes to clarify the intent of the GP Agreement and comply with new law adopted in Delaware since the last amendment of the GP Agreement.

The Second Amended and Restated Agreement of Limited Partnership of Central Energy Partners LP (the “Partnership Agreement”) includes a number of changes, many of which are ministerial in nature to update the agreement to comply with new laws. The principal changes made to the Partnership Agreement include provisions that provide: (i) for the separateness of the books and records of the Partnership and the General Partner; (ii) for the issuance of uncertificated securities so that partnership interests can be eligible for a direct registration program; (iii) the General Partner with the right to redeem a Unitholder’s Common Units in the event such Unitholder fails to provide information requested by the General Partner to determine the tax status of such Unitholder; (iv) the General Partner with the right to reset the minimum quarterly distribution and target distribution levels and issue Common Units to the holder of the Partnership’s Incentive Distribution Rights; (v) for changes in the tax allocation provisions to comply with current tax law and regulations; (vi) the General Partner has the option to evaluate a potential conflict of interest arising from a transaction between the General Partner and/or an affiliate, on the one hand, and the Partnership or its subsidiaries, on the other hand, without referring such conflict of interest to the General Partner’s Conflicts Committee; and (vii) the General Partner and its affiliates with the right to purchase all of a class of Partnership securities in the event the General Partner and its affiliates hold more than 80% of the amount of such securities then issued and outstanding. Please see “Item 1A. Risk Factors – Risks Inherent in an Investment in Us” for a more detailed description of some of the risks and impacts of these changes to Unitholders.

Future Operations

The ownership of the Partnership and General Partner changed on November 17, 2010, and since that date the General Partner’s new management has been focused on regaining compliance with the Partnership’s securities and tax reporting obligations. Once this is completed, management’s focus will be on the future growth of Partnership assets, and related cash generation, through organic growth and acquisitions. Our primary business objectives are to maintain stable cash flows and to increase our quarterly cash distribution per Common Unit over time. Our strategy is to identify for acquisition midstream assets, which includes gas gathering and transmission systems, compression, treating and processing facilities, fractionation facilities, and transportation capabilities. We intend to accomplish these objectives by executing the following strategies:

•
Focus on the Midstream Business. We intend to remain focused on opportunities to provide fee-based logistics services without engaging in the trading of refined products and the risk associated with fluctuating commodity prices. In addition, we will seek to enhance the profitability of our existing assets by improving operating efficiencies and increasing utilization of existing assets.

•
Pursue Organic Growth Opportunities. We intend to evaluate investment opportunities to expand our existing asset base that may arise from increased demand by existing and new clients.  Please see the caption “Current Assets and Operations – Regional Enterprises – Future Expansion” below for additional information concerning these opportunities.

•
Growth Through Strategic Acquisitions. We plan to pursue accretive acquisitions of midstream assets that can expand our geographic presence and diversify our business offering. Our acquisition activity is focused on gas transportation and services assets, such as gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities, and related assets. In some instances, related assets may include producing oil and gas properties where such assets are an integral part of a larger transaction involving midstream assets. It is not the intention of the Partnership to hold such producing properties, but rather to resell them in an expeditious manner. Our General Partner believes that the near-term market for acquisition and organic growth opportunities will be favorable based on several key drivers, including:

•	Energy companies rationalizing their asset portfolios to strengthen their balance sheets;

•	Increasing energy demand will cause the need for infrastructure improvements and expansion to move more of our energy resources to large metropolitan areas in coastal locations; and

•	New technologies in recovering gas reserves, nationally and internationally, will lead to further changes in transportation assets in order to capture and redirect new supplies.

Our acquisitions will be made through subsidiaries of the Partnership created to acquire identified entities or assets. We will use available Partnership resources, third-party debt and/or proceeds from the issuance by the Partnership of new securities, or any combination thereof, to fund such acquisitions.

Midstream Industry Overview

The following diagram illustrates the gathering, processing, marketing and transportation of natural gas, natural gas liquids (“NGLs”) and condensates.

The midstream industry is the link between the exploration for and production of natural gas and the delivery of its components, including NGLs and condensates, to end-user markets. The midstream industry is generally characterized by regional competition based on the proximity of gathering systems and processing plants to producing wells.

Gathering. The gathering process follows the drilling of wells into hydrocarbon bearing rock, sand or other formations. Once a well has been completed, the well is connected to a gathering system. Gathering systems typically consist of a network of small diameter pipelines and, if necessary, compression systems which collect natural gas from points near producing wells and transport it to larger pipelines for further transmission.

Compression. Gathering systems are operated at pressures that will maximize the total throughput from all connected wells. Because wells produce at progressively lower field pressures as they age, it becomes increasingly difficult to deliver the remaining production in the ground against the higher pressure that exists in the connected gathering system. Natural gas compression is a mechanical process in which a volume of gas at an existing pressure is compressed to a desired higher pressure, allowing gas that no longer naturally flows into a higher-pressure downstream pipeline to be brought to market. Field compression is typically used to allow a gathering system to operate at a lower pressure or provide sufficient discharge pressure to deliver gas into a higher-pressure downstream pipeline. If field compression is not installed, then the remaining natural gas in the ground will not be produced because it will be unable to overcome the higher gathering system pressure. In contrast, if field compression is installed, a declining well can continue delivering natural gas.

Treating. Natural gas has a varied composition depending on the field, the formation and the reservoir form which it is produced. Natural gas from certain formations is higher in carbon dioxide, hydrogen sulfide or certain other contaminants. Treating plants remove carbon dioxide and hydrogen sulfide from natural gas to ensure that it meets pipeline quality specifications.

Processing. The principal components of natural gas are methane and ethane, but most natural gas also contains varying amounts of heavier natural gas liquids (“NGLs”) and contaminants, such as water, sulfur compounds, nitrogen or helium. Natural gas produced by a well may not be suitable for long-haul pipeline transportation or commercial use and may need to be processed to remove the heavier hydrocarbon components and contaminants. Natural gas in commercial distribution systems is composed almost entirely of methane and ethane, with moisture and other contaminants removed to very low concentrations. Natural gas is processed not only to remove unwanted contaminants that would interfere with pipeline transportation or use of the natural gas, but also to separate from the gas those hydrocarbon liquids that have higher value as NGLs. The removal and separation of individual hydrocarbons by processing is possible because of differences in weight, boiling point, vapor pressure and other physical characteristics. Natural gas processing involves the separation of natural gas into pipeline quality natural gas and a mixed NGL stream, as well as the removal of contaminants.

Fractionation. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, normal butane, isobutane and natural gasoline. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used both as a petrochemical feedstock and as a heating fuel, an engine fuel and an industrial fuel. Normal butane is used as a petrochemical, and as a blend stock for motor gasoline. Isobutane is typically fractionated from mixed butane (a stream of normal butane and isobutane in solution), principally for use in enhancing the octane content of motor gasoline. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.

Condensate Stabilization. Natural gas condensate is a low-density mixture of hydrocarbon liquids found in the raw natural gas stream. Condensate stabilization is a process by which the vapor pressure of the condensate is reduced by removing the lighter hydrocarbons, which are retained and sold. The remaining condensate with lower vapor pressure is better positioned to meet transportation and end-user specifications.

Transportation. Natural gas transportation consists of moving pipeline-quality natural gas from gathering systems, processing plants and other pipelines and delivering it to wholesalers, utilities and other pipelines. NGL transportation consists of moving the raw natural gas stream to fractionation facilities and discrete NGL products to end markets. Condensate is typically transported locally by truck and aggregated into storage tanks before being delivered to end markets via a range of transportation alternatives, including truck, rail, barge or pipeline.

Terminalling, Transportation and Storage. Terminalling and storage facilities and related short-haul pipelines complement transportation systems, refinery operations and refined products transportation, and play a key role in moving refined products to the end-user market. Terminals are generally used for distribution, storage, inventory management, and blending to achieve specified grades of gasoline, filtering of jet fuel, injection of additives, including ethanol, and other ancillary services. Typically, refined product terminals are equipped with automated truck loading facilities commonly referred to as “truck racks” that operate 24 hours a day and often include storage tanks. These automated truck loading facilities provide for control of security, allocations, credit and carrier certification by remote input of data by customers. Trucks pick up refined products at the truck racks and transport them to commercial, industrial and retail end-users. Additionally, some terminals use rail cars or barges to deliver refined products from and receive refined products into the terminal.

Current Assets and Operations

Regional Enterprises

On July 27 2007, the Partnership acquired the business of Regional Enterprises, Inc., a Virginia corporation. Regional has provided liquid bulk storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products, to its customers for over 35 years. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships, barges, rail and truck into approximately 10 million gallons of available storage. Regional also trans-loads product for distribution from two rail-spurs located at its Hopewell, Virginia and Johnson City, Tennessee facilities. Certain customers for whom Regional provides storage services also use its transportation services, which serve the mid-Atlantic region of the United States. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

For the years ended December 31, 2008, 2009 and 2010, Regional’s revenues were divided as set forth below. All dollar amounts are in thousands.

Quarters For Year ended 2010									Year ended
	March 31		June 30		September 30		December 31		December 31, 2010
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$880	62%	$989	60%	$1,018	63%	$1,022	62%	$3,908	62%
Rent	386	28%	531	32%	462	29%	411	25%	1,791	28%
Terminal	143	10%	140	8%	132	8%	208	13%	623	10%
Other	24		1		1				26
Total	$1,433	100%	$1,661	100%	$1,613	100%	$1,641	100%	$6,348	100%

Quarters For Year ended 2009									Year ended
	March 31		June 30		September 30		December 31		December 31, 2009
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$1245	72%	$1,016	59%	$1,084	61%	$991	65%	$4,336	64%
Rent	312	18%	537	31%	491	28%	362	24%	1,703	25%
Terminal	182	10%	165	10%	209	11%	182	11%	737	11%
Other							163		163
Total	$1,739	100%	$1,718	100%	$1,784	100%	$1,698	100%	$6,939	100%

Quarters For Year ended 2008									Year ended
	March 31		June 30		September 30		December 31		December 31, 2008
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$1,643	78%	$1,686	78%	$1,804	79%	$1,540	76%	$6,673	78%
Rent	298	14%	348	16%	322	14%	322	16%	1,290	15%
Terminal	119	6%	119	6%	155	7%	172	8%	565	7%
Other	47	2%	(1)		(1)		2		47
Total	$2,107	100%	$2,152	100%	$2,280	100%	$2,036	100%	$8,575	100%

Transportation. Regional transports a broad range of hazardous and non-hazardous liquid products.  Hazardous liquids transported by the Company include aluminum sulfate solution, sulfuric acid, sodium hydroxide, hydrochloric acid, aluminum-sulfate solution and sodium bisulfate. Non-hazardous materials include Asphalt, No. 2 oil, vacuum gas oil, and black and white liquor. Regional’s transportation services are, for the most part, short-haul in nature, with an estimated 85% of Regional’s deliveries being made within 150 miles of its Hopewell, Virginia terminal. Virtually all of Regional’s transportation services are provided within the states of Virginia, North Carolina, South Carolina, Georgia, Tennessee, Maryland, Pennsylvania and Delaware.

Regional currently has a fleet of 48 tanker units and 32 tractors dedicated to its transportation services. The majority of tankers are constructed of stainless steel, with 11 being rubber or chlorobutyl lined, which enables them to carry the toughest corrosives. The tanker fleet also includes four aluminum-constructed petroleum tankers with vapor recovery systems. The Partnership believes that this extensive inventory of tankers enables Regional to service the majority of its customers’ needs. The tractor fleet consists of 17 late model Western Star units, 14 Mack units and one Volvo unit. An on-site fleet maintenance staff provides all routine and some emergency maintenance of the transportation fleet. Major maintenance and repairs and tanker inspections are outsourced.

Storage. Regional’s Hopewell facility has a total of 15 tanks, six of which have capacities in excess of one million gallons. Of these 15 tanks, nine tanks are utilized by customers, two tanks are vacant and available for customer use, two tanks are being used by the company to store truck and boiler fuel, and two tanks need to be refurbished or replaced. The 9 tanks being utilized by customers have a combined storage capacity of approximately 9.9 million gallons, the two tanks available for rental have a capacity of 39,811 gallons each, and the two tanks being utilized by the company have a capacity of 10,008 gallons each. All of the tanks are constructed of carbon steel, both insulated and bare skin, and some with internal walls lined and unlined. Several tanks and all of the associated piping are equipped with heat via either heat transfer (hot oil) or steam. As of December 31, 2010, Regional stored the following products: two grades of asphalt, asphalt additive, sodium hydroxide, No. 2 oil and vacuum gas oil. The company also stored sodium hydroxide, sodium bisulfate, sulfuric acid and ferric sulfate in tank cars at its rail siding.

Port Facility. Regional’s port is located 75 miles upriver from the Port of Hampton Roads. The draft of the location is 24 feet at mean low water, and the turning basin is greater than 600 feet. The company’s loading dock is parallel to the main shipping channel of the James River with berthing dolphin clusters approximately 210 feet apart. Mooring dolphins are also available for vessels up to 600 feet in length. The facility can handle one ship at a time. Regional does not provide any maritime services, and its customers use shipping agents to arrange transportation of all customer products to and from the facility. The loading dock is served by two six-inch and one 10-inch steel pipelines connecting the dock to the various tanks in the facility.

Trans-loading. Regional provides trans-loading services utilizing its two owned rail siding and off-loading facilities located in Hopewell, Virginia and Johnson City, Tennessee, to transfer products from railcars to tanker trucks. The company has an open-access switch served by Norfolk Southern and CSX at the Hopewell facility. Regional owns siding tracks and 31 railcar slots at its Hopewell facility, with Norfolk Southern conducting switching operations. Of the 31 railcar slots, 15 are usable and 16 require modification for efficient trans-loading operations. As of December 31, 2010, Regional had one vacant railcar slot for lease. Regional also maintains a trans-loading facility in Johnson City, Tennessee, where it leases siding tracks and six railcar slots. Switching operations for the Johnson City facility are provided by East Tennessee Railway, which services tracks over which both the CSX and Norfolk Southern railroads operate.

Open rail access to the Norfolk Southern and CSX rail lines offers competitive rail economics and flexibility for Regional’s customers. Customers who utilize Regional’s trans-loading services typically do so because either their own rail service is at full capacity or Regional’s strategic location provides them with an important distribution point not available in their own distribution system. Trans-loading products, either from storage tanks or tankers, in railcar quantities, provide a logistical pricing advantage over long-haul transportation in tanker trucks. Steam heat and compressed air is available at each railcar spot.

Future Expansion. Regional is exploring future expansion options at its Hopewell location and the opening of future satellite operations (such as the Johnson City facility) where customers are seeking the company to expand its services into new locations. There is approximately 2.25 acres of undeveloped acreage at Regional’s Hopewell facility, which could be used to accommodate construction of up to an additional 4.2 million gallons of storage capacity. The company is in continuous dialogue with its customers about expansion opportunities and the financial viability of a number of proposals.

Property. Regional owns 8.5 acres of land on which its Hopewell, Virginia facility is located. The property is pledged as collateral under the RZB Loan. Improvements on the land include the port facilities, storage tanks and rail trans-loading facilities. The company also has a 5,000 square foot facility which houses its maintenance operation and offices, from which it provides most of its management, administrative and marketing operations.   The Company also has a storage yard for its tractors and tanker units on the property.  Regional also leases a six railcar frontage location in Johnson City, Tennessee where it operates a trans-loading facility.

Customers. Regional’s customers lease storage space for refined petroleum and petrochemical products and/or utilize the company’s transportation and trans-loading services. The company has long-term contracts with a number of customers. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Agreements” for details regarding the long-term contracts of Regional. The company’s transportation and trans-loading services are completed within one week of the customer order and are billed upon completion.

For the fiscal year ended December 31, 2010, Suffolk Sales, Noble Oil Services and General Chemical Corporation accounted for approximately 23%, 14% and 10% of Regional’s revenues, respectively, and approximately 14.4%, 11.5% and 7.5% of Regional accounts receivables, respectively, with no other individual customer accounting for more than 10% of Regional’s revenues and accounts receivable. Regional has not lost any tank rental customers during the 2008-2010 time period, and has increased rental rates during that period. Regional has also gained several new customers for its rail siding business.

Competition. The storage and transportation industry is highly competitive. Regional faces competition from other terminals and pipelines that may be able to supply its customers with refined products and chemicals on a more competitive basis, due to terminal location, price, versatility and services provided. Also, to the extent the Partnership executes its growth strategy, we may face competition for refined product supply sources. Our current competition is primarily independent terminal companies and distribution companies. In the future, as we execute our growth strategy, competition could include integrated petroleum companies, refining and marketing companies and large distribution companies with marketing and trading arms. Competition in the mid-Atlantic region is affected primarily by the volumes of refined products and chemicals located in the region and by the availability of refined products and chemicals and the cost of transportation to end customers located in the region.

Regional has identified only one competitor in the mid-Atlantic region that offers all of the services provided by the company – A&R Logistics in Chesapeake, Virginia. Other companies offer some component of the services provided by Regional. For example, Allied Terminals in Norfolk, Virginia is a competitor for tank storage services, Atlantic Bulk Carriers, Quality Carriers and Hillcrest provide tank truck hauling services in the region, and RSI in Petersburg, Virginia is a competitor for rail trans-loading services. Several of these companies are larger than Regional and have financial and technical resources and staffs substantially larger than the company. Regional is able to compete with these companies and other competitors on quality of service and the fact that it can provide all needed services for the handling of hazardous liquids, including bulk storage, delivery of such liquids to or from storage by sea, rail and truck and railcar trans-loading.

Regional is also affected by competition for availability of specialized equipment. The purchase of certain trucking equipment, including tankers, requires significant lead time and possible higher prices to obtain. Accordingly, we may not be able to bid for additional business which requires equipment not currently available to us. We also encounter strong competition from other independent operators and from companies in securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours.

Insurance. Terminals, storage tanks and similar facilities may experience damages as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. In addition, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. Regional maintains insurance policies to cover losses incurred as a result of its transportation and trans-loading activities, pollution liability and business interruption, as well as workers compensation, property, boiler and equipment, and personal injury coverage. However, such insurance does not cover every potential risk associated with its operations, and we cannot ensure that such insurance will be adequate to protect us from all material expenses related to potential future claims for person and property damaged, or that these levels of insurance will be available in the future at commercially reasonable prices. All of the companies which provide coverage to Regional are rated “A-“ or better by A. M. Best Company; however, there can be no assurance that insurance companies providing coverage to Regional will not become insolvent. The Company has been able to obtain what it believes to be adequate insurance coverage for 2011 and is not aware of any matters which would significantly impair its ability to obtain adequate insurance coverage at market rates for its operations in the foreseeable future.

Safety and Security. Regional performs preventive and normal maintenance on all of its storage tanks, pipelines and terminals, and makes repairs and replacement when necessary or appropriate. It also conducts routine and required inspections of those assets as required by regulations. At the Hopewell facility, the storage tanks are equipped with internal or external floating roofs that minimize emissions and prevent potentially flammable vapor accumulation. This facility has response plans, spill prevention and control plans, all as required by applicable regulations, and other programs to respond to emergencies. Our truck loading racks and facilities are protected with fire systems, actuated either by sensors or an emergency switch. The company continually strives to maintain compliance with applicable air, solid waste, and wastewater regulations. Please see “Environmental Matters and Government Regulation” below for additional information regarding the regulatory scheme with which the company must comply.

Regional is subject to the Compliance, Safety and Accountability (“CSA”) program of the Federal Motor Carrier Safety Administration, which was fully implemented in 2010 to enforce the current motor carrier safety regulations of the United States Department of Transportation (“DOT”). CSA replaces the DOT’s prior safety measurement, Safestat, in an effort to improve the safety of commercial vehicles through proactive prevention to ultimately reduce crashes, injuries and fatalities. The components of CSA include the measurement of motor carriers and drivers in seven behavior analysis and safety improvement categories, as well as evaluation and intervention programs. Based on the published carrier scores for the first five categories of measurement updated in January 2011, Regional continued to demonstrate a better than average safety reputation, scoring well below the alert thresholds in all basic scoring categories. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines or penalties. Enforcement of CSA may lead to a decline in available drivers and trucking companies. This industry safety dynamic could provide an opportunity for qualified carriers to gain market share.

Regional employs a full-time, hands-on, safety manager who is in the field insuring that our programs and training are being upheld to the highest standards. The company’s “out-of-service” rates, which are a part of the CSA scoring system, for vehicle inspections, driver inspections and hazardous materials are 7%, 0% and 0%, respectively, compared to national averages of 20.7%, 5.5% and 4.5%, respectively. During the years ended 2008, 2009 and 2010, Regional had only one reportable OSHA incident resulting in 96 days of lost work time. To date, the company has had no reportable incidents in 2011. Regional has been awarded the Virginia Trucking Association Grand Fleet Safety Award for 2009, NTTC Competitive Safety Contest Grand Award 2009, NTTC Personnel Safety Award 2009, NTTC Safety Improvement Award 4 Year Award 2009 and Norfalco Motor Carrier Performance Award for 2009 and 2010.

Employees. As of December 31, 2010, Regional had a total of 40 full- and part-time employees, consisting of 17 drivers, 8 terminal operators, three mechanics and 12 office staff. None of the Company’s employees are members of any labor union, and there has been no effort to organize Company employees in either 2009 or 2010. During 2010, our driver utilization rate was 65%. Regional’s driver turn-over rate is 45% at the present time as compared to an industry average of 40%. Historically, this rate has been much lower, but it has risen as the economy has deteriorated and the demand for petroleum products and hazardous materials has diminished.

Tax Structure. Regional’s assets and operations are conducted within a C-Corp for federal income tax purpose. None of its income is “qualified income” as defined under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). Please see Note J to the audited consolidated financial statements in "Item 8. Financial Statements and Supplementing Data." for a more detailed discussion of the impact of the Partnership not having “Qualified Income.” The Partnership intends to explore options regarding the reorganization of some or all of its Regional assets that produce qualifying income into a more efficient tax structure in the future.

Environmental Matters and Government Regulation

General. Regional’s operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Our operations are subject to the same environmental laws and regulations as other companies in the refined products and petrochemical transportation industry. As a licensed contract or common carrier, Regional is subject to various laws and regulations, including those of the DOT and the Federal Motor Carrier Safety Administration as described above. Regional has also been subject to cargo security and transportation regulations issued by the Transportation Security Administration (“TSA”) since 2001 and regulations issued by the U.S. Department of Homeland Security (“DHS”) since 2002. In addition, the company’s operations are subject to oversight and regulation by a number of federal agencies, including the United State Coast Guard, the Environmental Protection Agency (“EPA”), the United States Department of Labor and the United States Army Corp of Engineers.

The laws and regulations enforced by these agencies may:

•	require the installation of expensive pollution control equipment;

•	restrict the types, quantities and concentration of various substances that can be released into the environment;

•	require remedial measures to prevent pollution from storage facilities or remediate closed operations, such as old storage tanks;

•	impose substantial liabilities for pollution resulting from our operations; and

•
with respect to ongoing operations or the expansion of existing operations, may require the preparation of a new or amended Resource Management Plan, Integrated Contingency Plan, an Environmental Assessment, and/or an Environmental Impact Statement.

This regulatory burden increases the cost of doing business and consequently affects profitability. In addition, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and clean-up requirements for the petrochemical transportation industry could have a significant impact on our operating costs. We believe that Regional substantially complies with all current applicable environmental laws and regulations and that its continued compliance with existing requirements will not have a material adverse impact on its financial condition and results of operations. However, we cannot predict how future environmental laws and regulations may impact Regional’s properties or operations.

To comply with the regulatory regime imposed by federal, state and local government authorities, Regional maintains a number of permits, licenses and registrations, including with applicable federal and state administrative agencies, including the U.S. Interstate Commerce Commission, the U.S. Department of Transportation, the U.S. Department of Environmental Quality, the Virginia Department of Transportation, the Virginia Occupational Safety and Health Department and the Kentucky Highway Department. Regional also maintains a discharge contingency plan, approved spill prevention control and countermeasures plan, and approved storm water discharge plan with the U.S. Department of Environmental Quality. In addition, Regional has developed and maintains integrated contingency plans for port safety with the United States Coast Guard and for hazardous spills with the U.S. Environmental Protection Agency, The company also holds permits with the Hopewell wastewater treatment facility for treatment and disposal of its wastewater generated through rainwater runoff and tanker washing operations.

Environmental compliance is conducted by Regional personnel and outsourced to personnel that have specific certifications and equipment as appropriate. Regional has not been notified of any deficiencies in its environmental practices which have not been remedied to the satisfaction of the responsible regulatory agency. The company had one minor spill in December 2009 which cost Regional $50,000. The balance of costs were covered by insurance. For the years ended December 31, 2008, 2009 and 2010, Regional did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. We are not aware of any environmental issues or claims that will require material capital expenditures during 2011 or that will otherwise have a material impact on our financial position or results of operations.

Environmental laws and regulations that have a material impact on our industry and operations include:

Resource Conservation and Recovery Act. The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. Under the auspices of the EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We believe that Regional is currently in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that it holds all necessary and up-to-date permits, registrations and other authorizations to the extent that its operations require them under such laws and regulations. Although we do not believe the current costs of managing Regional’s wastes as they are presently classified to be significant, any legislative or regulatory reclassification of oil and gas development and production wastes could increase our costs to manage and dispose of such wastes.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Regional currently owns, leases and operates properties that have been used for the storage of oil, oil products and hazardous chemicals. Although we believe Regional has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by it, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination.

Water Pollution Control Act. The Water Pollution Control Act of 1972, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including oil, oil products and other hazardous chemicals, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the relevant state. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. We believe that we are in substantial compliance with the requirements of the Clean Water Act.

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

Oil Pollution Act. The Federal Oil Pollution Act (“OPA”) requires owners and operators of facilities that could be the source of an oil spill into waters of the U.S. (a term defined to include rivers, creeks, wetlands and coastal waters) to adopt and implement plans and procedures to prevent any such oil spill. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay the costs of cleaning up an oil spill and to compensate any parties damaged by an oil spill. Such financial assurances may be increased to as much as $150 million if a formal assessment indicates such an increase is warranted.

Occupational Safety and Health Act. Regional is subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of its employees. In addition the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local governmental authorities, and citizens. We believe that our operations are in compliance with OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

Maritime Transportation Security Act. The Maritime Transportation Security Act of 2002 (“MTSA”) was enacted to protect U.S. ports and waterways from a terrorist attack. It mandates that certain foreign-flagged vessels, entering U.S. waterways meet specific security requirements and comply with the International Ship and Port Security code. According to the MTSA, all tankers and other vessels considered at high risk of a security incident (e.g., barges, large passenger ships, and cargo and towing vessels) entering U.S. waters must have certified security plans that address how they would respond to emergency incidents, identify the person authorized to implement security actions, and describe provisions for establishing and maintaining physical security, cargo security, and personnel security. These plans must be updated at least every five years.

The MTSA also specifies that all U.S. port facilities deemed at risk for a "transportation security incident," such as refined petroleum and petrochemical processing and storage facilities, must prepare and implement security plans for deterring such incidents to the "maximum extent practicable." Approved plans were to be in place by July 1, 2004. The MTSA also requires better coordination on waterfront security between local port security committees and federal agencies. Regional has adopted a security plan meeting the requirements of the MTSA, which plan has been reviewed and approved by the U.S. Coast Guard.

Motor Carrier Safety Act of 1999. The Motor Carrier Safety Act of 1999 (“MCSA”) was enacted to enhance the safety of motor carrier operations and the nations highway system by amending existing safety laws to strengthen commercial driver licensing and compliance standards. The act created the Federal Motor Carrier Safety Administration (“FMCSA’) as a part of the Department of Transportation and preempted a number of state laws to create uniformity in the application of driver licensing and safety standards. The MCSA establishes qualifying requirements for drivers of commercial motor vehicles; requires employers of drivers of commercial vehicles to maintain a qualification file for each employed driver; establishes rules and regulations which operators of commercial motor vehicles must meet, including offenses which disqualify a driver from operating a commercial motor vehicle, hours of service rules for drivers, and alcohol and drug testing requirements; and inspection, repair and maintenance requirements for motor carrier operators. These rules are enforced by the FMCSA and include the CSA Safety Measurement System discussed under “Regional Enterprises – Safety and Security” above.

Other Laws and Regulation. The Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Protocol”) became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, typically referred to as greenhouse gases, which are suspected of contributing to global warming. The United States is not currently a participant in the Protocol, and Congress has resisted recent proposed legislation directed at reducing greenhouse gas emissions. However, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Our operations are not adversely impacted by current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

Other. Regional is registered as a “small business” with the federal government and has completed its On-line Representations and Certifications Application (“ORCA”) registration. As a result, the Company is a qualified vendor for storing, transporting and supplying bulk chemical and petroleum products on behalf of U.S. government agencies. Regional may seek contracts with the Department of Defense and the Defense Energy Support Center based on the proximity of its Hopewell facilities to multiple U.S. military bases in the future.

Historical Assets and Discontinued Operations

LPG Assets

On August 22, 2006, the Partnership completed the disposition of substantially all of its U.S. liquid petroleum gas (“LPG”) assets to TransMontaigne Product Services Inc. (“TransMontaigne”), including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all of its LPG inventory. On December 27, 2007, the Partnership completed the disposition of its remaining LPG assets to affiliates of TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, the Partnership no longer operates assets associated with the LPG business that was contributed to the Partnership upon its formation.

Oklahoma Assets

On November 19, 2007, Rio Vista Penny LLC, completed the purchase of assets from G M Oil Properties, Inc., an Oklahoma corporation (“GM Oil”), and Penny Petroleum Corporation, an Oklahoma corporation (“Penny Petroleum”) pursuant to which the Partnership acquired real and personal property interests in certain oil and gas properties located in Haskell, McIntosh and Pittsburg counties in Oklahoma, including all of the outstanding capital stock of MV Pipeline Company, an Oklahoma corporation (“MV”). In addition, on November 19, 2007, Rio Vista GO, LLC (“Rio Vista GO”), an indirect, wholly-owned subsidiary of the Partnership, acquired all of the membership interests of GO, LLC, an Oklahoma limited liability company (“GO”). GO operates an oil and gas pipeline business located in Haskell and Pittsburg Counties, Oklahoma. The assets of GM Oil, Penny Petroleumand GO are collectively referred to as the “Oklahoma Assets.”

The Oklahoma Assets included approximately 15,100 net acres located in McIntosh, Haskell and Pittsburg counties in Oklahoma. The Oklahoma Assets also included a 25% participation interest on 4,800 acres owned by Concorde Resources. These assets represented a majority interest in 114 wells that were operated by the Partnership and 24 non-operated wells in the Booch Sand, Hartshorne Cold Bed Methane, Georgia’s Fork and Spiro formations. The Oklahoma Assets also included the wholly-owned and operated 25-mile Brooken pipeline that gathers natural gas from several properties located in Haskell and Pittsburg counties, as well as MV’s wholly-owned and operated 40-mile pipeline that receives natural gas from leases in the Texanna area north of Lake Eufaula and delivers product to the ONEOK intrastate pipeline in McIntosh County, Oklahoma.

The Oklahoma Assets were acquired using the proceeds of a $30 million senior secured credit facility made by TCW Asset Management Company (“TAMCO”), as agent, and TCW Energy Fund X Investors, as holders (TAMCO and TCW Energy Fund X Investors are referred to collectively as “TCW”), to Rio Vista Penny with a maturity date of August 29, 2010 (the “TCW Credit Facility”). The initial draw under the facility was $21.7 million, consisting of $16.75 million in assumption of existing indebtedness owed by GM Oil to TCW, $1.95 million in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest held by an affiliate of TCW, and $3 million to fund the acquisition of the GO membership interests by Rio Vista GO. The TCW Credit Facility was secured by a first lien on all of the Oklahoma Assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement, Assumption Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. Rio Vista ECO LLC, an indirect, wholly-owned subsidiary of the Partnership and the direct parent of Rio Vista Penny and Rio Vista GO (“ECO”), Rio Vista GO, GO and MV each agreed to guarantee payment of the notes payable under the TCW Credit Facility.

Under the terms of the Note Purchase Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW had the right to demand payment of $2.25 million of the debt (the “Demand Loan”). Beginning May 19, 2008, pursuant to a Common Unit Purchase Warrant issued by the Partnership to an affiliate of TCW (the “TCW Warrant”), TCW had the right to convert the outstanding principal amount of the Demand Loan into Common Units of the Partnership at a price equal to the lesser of $13.33 per Common Unit or 90% of the 20-day average trading price of such Common Units immediately preceding the election by TCW to convert. Beginning November 19, 2009, pursuant to the TCW Warrant, TCW had the right to convert the balance of the debt under the TCW Credit Facility into Common Units of the Partnership at a price equal to 90% of the 20-day average trading price of such Common Units immediately preceding the election to convert. The Partnership agreed to file with the Securities and Exchange Commission a registration statement on Form S-3 covering the Common Units issued pursuant to the TCW Warrant within 90 days following the first exercise of the warrant by TCW.

In addition to using the proceeds from the TCW Credit Facility, Rio Vista Penny issued 45,998 Common Units of the Partnership and a $500,000 promissory note to Gary Moores, a shareholder of Penny Petroleum, as partial consideration for the assets of Penny Petroleum. The note bore interest at 7% per annum and was due on May 19, 2008. The note was not paid on maturity. The Partnership made partial payments on the note, including $200,000 of principal, and the remaining amount due was settled in connection with the transaction. For further details regarding the Moores note, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Obligations – Moores Note” below.

On September 29, 2008, Rio Vista Penny entered into a First Amendment to the Note Purchase Agreement with TCW. Under the terms of the amendment, TCW agreed to fund Rio Vista Penny an additional $1 million to pay certain approved plan of development costs. In addition, the interest rate under the TCW Credit Facility increased by 200 basis points beginning July 1, 2008. In addition, on September 29, 2008, the Partnership, Rio Vista Penny, Rio Vista Operating, LLC (“Operating”) and TAMCO entered into an amended Management Services Agreement whereby Operating was named as manager of the Oklahoma Assets replacing the previous manager, which was an affiliate of a member of the Board of Managers of Managers of the General Partner.

Subsequent to the first amendment of the TCW Credit Facility, Rio Vista Penny and TCW entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 and March 2009 principal payments and interest payments due) and other requirements pursuant to the TCW Credit Facility until May 20, 2009.

On May 21, 2009, Rio Vista Penny received a “notice of events of default – demand for cure” and a “notification of disposition of collateral” from TAMCO in connection with the TCW Credit Facility. In addition, on May 22, 2009, Rio Vista Penny received a “notice of demand and acceleration of indebtedness” from TAMCO in connection with the TCW Credit Facility. These notices are referred to as the “TCW Actions”.

On May 27, 2009, the Partnership and ECO entered into a settlement agreement with TAMCO and TCW Energy X Blocker, L.L.C., a subsidiary of TAMCO (“TCW Blocker”), in connection with the TCW Credit Facility (the “Settlement Agreement”). As part of a full and final settlement of the TCW Actions, TCW assigned its interest in the TCW Credit Facility and the TCW Warrant to TCW Blocker. Under the terms of the Settlement Agreement, and pursuant to the equity foreclosure sale as prescribed under the TCW Actions, the TCW affiliated entities and the Rio Vista affiliated entities each agreed to release each of the other parties from all obligations and actions arising under the TCW Credit Facility and the TCW Actions. As consideration for the release of the Rio Vista entities by the TCW entities, ECO agreed to surrender to TAMCO all of ECO’s equity interest in Rio Vista Operating LLC. As additional consideration for the parties to enter into the Settlement Agreement, TCW also agreed to forego any right to acquire additional Common Units of the Partnership as provided in the TCW Warrant after adjusting for 400,000 Common Units previously exercised by TAMCO pursuant to the TCW Warrant (the “TCW Common Units”). As part of the settlement, the Partnership entered into a registration rights agreement with TCW Blocker to provide piggyback registration rights with respect to the TCW Common Units and/or cooperate with TCW Blocker in the event TCW Blocker chooses to dispose of the TCW Common Units through an underwritten offering.

As a result of the Settlement Agreement, the entire equity interest of the Partnership in entities which held the Oklahoma Assets was transferred to TAMCO and TCW Blocker. The Partnership no longer has any interest in the Oklahoma Assets or any other leased oil and gas properties or pipeline gathering assets.

Properties

The Partnership does not own any property other than properties owned by Regional. It reimburses the General Partner for a portion of the office space leased by AirNow Compression Systems LTD, an affiliate of Mr. Anbouba, a Co-Chief Executive Officer of the General Partner, which is used by Messrs. Anbouba and Montgomery in connection with their service to the Partnership. In addition, the Partnership reimburses Rover Technologies LLC, an affiliate of Mr. Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, for that portion of its El Segundo office utilized by personnel of the Partnership, including Mr. Bothwell.

Partnership Employees

The Partnership has no employees. At December 31, 2010, Regional employed personnel in connection with the operation of its businesses as described under the caption “Current Assets and Operations – Regional Enterprises – Employees” above. The business of the Partnership is managed by Central Energy GP LLC, the General Partner of the Partnership. The General Partner employs all persons, other than the employees of the Partnership’s operating subsidiaries, including executive officers, necessary for the operation of the Partnership’s business.

Item 1A. Risk Factors

Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which the Partnership is subject are similar to those that would be faced by a corporation engaged in a similar business. The following are some of the important factors that could affect our business, financial condition, results of operations. Our actual results could differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also adversely impair or offset our business results of operation, financial condition and prospects.

Risks Related to Our Internal Controls and Late Filings

We have identified various material weaknesses in our internal control over financial reporting which have affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this report, and we cannot assure you that other material weaknesses will not be identified in the future.

As a result of the circumstances giving rise to our late filing and weakness in our accounting practices and personnel as discussed under “Explanatory Note” and in “Item 9A. Controls and Procedures” below, our Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2010, we had material weaknesses in our internal controls over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In addition, we believe that we continue to have material weaknesses in our internal control over financial reporting subsequent to December 31, 2010. Please see “Item 9A. Controls and Procedures” for a detailed discussion of the material weaknesses identified by the General Partner as of December 31, 2010, and possible material weaknesses as of subsequent periods and related remediation activities. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. If any material weaknesses result in material misstatements in our financial statements, we may be required to restate those financial statements and, could cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We cannot assure you that our Common Units will be re-listed, or that once re-listed, they will remain listed.

As a result of the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of Nasdaq and our Common Units were suspended from trading and formally de-listed effective March 1, 2010. As a result, our Common Units are currently listed for trading on the over-the-counter market with Pink OTC Markets, Inc. We intend to re-list the Common Units with a recognized national securities exchange that offers the Partnership an exemption from  registration of the Common Units under state securities laws (a “National Securities Exchange”) as soon as we meet the necessary qualification requirements.

Our over-the-counter market listing with Pink OTC Markets, Inc. or any National Securities Exchange is dependent on our ability to comply timely with our SEC reporting obligations in the future, as well as meeting the listing requirements of those organizations. If we cannot maintain compliance with these requirements, then the price of our Common Units will likely be adversely affected and there may be a decrease in the liquidity of our Common Units.

The circumstances which gave rise to our extended filing delay continue to create the risk of litigation against us, which could be expensive and could damage our business.

No class actions or shareholder derivative lawsuits relating to the Partnership’s delayed filings with the SEC have been brought against us to date. However, companies that have failed to timely file reports as required by law face a greater risk of litigation or other actions and there can be no assurance that such a suit or action relating to our extended filing delay will not be initiated against us or our current or former officers, managers, directors or other personnel in the future. Any such litigation or action may be time consuming and expensive, and may distract management from the conduct of our business. Any such litigation or action could have a material adverse effect on our business, financial condition and results of operations and may expose us to costly indemnification obligations to current or former officers, managers, directors, or other personnel, regardless of the outcome of such matter.

As a result of the delay in completing our financial statements, we are currently restricted from using the “short form” registration process with the SEC, which will adversely affect the cost of raising future capital.

As a result of the delay in completing our financial statements and meeting our reporting obligations on a timely basis, we are ineligible to use Form S-3 to register securities until such time as we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months. In the meantime, if necessary, we will need to use Form S-1 to register securities with the SEC for capital raising transactions or issue such securities in private placements, in either case, increasing the costs of raising capital during that period.

Risks Related to Our Business

We may not have sufficient cash flow from operations to make the quarterly distribution on Common Units following establishment of cash reserves and payment of fees and expenses, including reimbursement of expenses to our General Partner.

We do not have sufficient available cash to make the quarterly distribution of $0.25 per Common Unit or any other amount. As a result, we do not anticipate making any quarterly distributions during 2011. Moreover, in December 2010, as previously disclosed in the Current Report on Form 8-K filed January 4, 2011, the General Partner and more than a majority of the limited partners of the Partnership approved amending the Partnership Agreement to provide that we will not be obligated to make any further distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011.

Under the terms of our Partnership Agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses, reimbursements made to the General Partner for expenses incurred on behalf of the Partnership, the amount of any cash reserve our General Partner establishes to provide for the proper conduct of our business, meeting any of our obligations arising from any of our debt instruments or other agreements, and compliance with applicable law. The amount of cash we can distribute to Unitholders and the General Partner principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of petroleum and petrochemical products we store and transport;

•	trucking, storage and trans-loading fees with respect to the volumes of petroleum and petrochemical products we handle; and

•	prevailing economic conditions.

In addition, the actual amount of cash that we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the actual cash flow generated from operations;

•	the level of our capital expenditures;

•	our ability to make borrowings under our revolving credit facilities, if any, to make distributions;

•
limitations on Regional’s ability to make distributions to the Partnership under the RZB Loan Agreement, as discussed under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	sources of cash used to fund acquisitions;

•	debt service requirements and restrictions on distributions contained in our existing and future debt agreements;

•	interest payments;

•	fluctuations in our working capital needs;

•	general and administrative expenses, including expenses we will incur as a result of being a public company;

•	timing and collectability of receivables; and

•	the amount of cash reserves established by the General Partner for the proper conduct of our business.

To fund our capital expenditures, we will be required to use cash generated from our operations, additional borrowings or the issuance of additional equity or debt securities, or some combination thereof, which may limit our ability to make distributions.

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

Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to make distributions to our Unitholders, either directly or indirectly. If we are not able to receive sufficient operating cash from our subsidiaries, our ability to make distributions to our Unitholders at the then-current distribution rate could be adversely affected. In addition, incurring additional debt may significantly increase our interest expense and financial leverage. Issuing additional Common Units or other Partnership securities may result in significant Unitholder dilution thereby increasing the aggregate amount of cash required to maintain the then-current distribution rate. Any of these events could limit our ability to make distributions at the then-current distribution rate.

The price for petroleum and petrochemical products, as well as the supply patterns of such products and the need for our storage and transportation assets, are very volatile. A change in prices could cause a decline in our cash flow from operations, which may force us to reduce our distributions or cease paying distributions altogether, by impacting the sale of the petroleum and petrochemical products which we store and distribute.

The petroleum and petrochemical product markets are very volatile, and we cannot predict future demand or pricing. Prices for petroleum and petrochemical products may fluctuate widely in response to relatively minor changes in the supply of and demand for such products, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	domestic and foreign supply of and demand for petroleum and petrochemical products;

•	weather conditions;

•	overall domestic and global economic conditions;

•	political and economic conditions in oil producing countries, including those in the Middle East and South America;

•	actions of the Organization of Petroleum Exporting Countries, or OPEC, and other state-controlled oil companies relating to oil price and production controls;

•	impact of the U.S. dollar exchange rates on oil prices;

•	technological advances affecting energy consumption and energy supply;

•	domestic and foreign governmental regulations and taxation;

•	the impact of energy conservation efforts;

•	the proximity, capacity, cost and availability of competing storage and transportation facilities;

•	the availability of refining capacity; and

•	the price and availability of petroleum and petrochemical products.

Our revenue, profitability and cash flow depend upon the prices of and demand for petroleum and petrochemical products, as well as the competitive capabilities of Regional’s management and assets. A change in prices can significantly affect our financial results and impede our growth. In particular, changed in the price for oil, refined petroleum products and petrochemicals, and the resulting fluctuation in demand, will reduce the amount of cash flow available for capital expenditures, limit our ability to borrow money or raise additional capital, and impair our ability to make distributions. If we raise our distribution levels in response to increased cash flow during periods of relatively high product demand, we may not be able to sustain those distribution levels during subsequent periods of lower demand.

The business of Regional Enterprises is dependent on several major customers. The loss of any one of these major customers could have an adverse effect on the revenue and business of the Partnership.

A substantial part of Regional’s revenues and profits come from a few customers.  For example, 48% of Regional’s revenues in 2010 were from three customers, Suffolk Sales, Noble Oil Services and General Chemical Corporation.  The loss of any one of these customers could have a material adverse effect on the revenue, profit and overall business of the company.

Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

A portion of our strategy to grow and increase distributions to Unitholders is dependent on our ability to expand existing assets and to construct additional assets. While we are presently engaged in discussions with several existing and new customers to expand our storage, trans-loading and transportation assets, we have no material commitments for expansion or construction projects as of the date of this report. The construction of new storage facilities, or the development of a new facility to expand geographically, involves a number of issues, including obtaining financing, necessary regulatory and environmental approvals, as well as political and legal uncertainties, most of which are beyond our control. If we are unable to move forward with these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if we receive such commitments, we may not realize an increase in revenue for an extended period of time. For instance, if we build a new storage and trans-loading facility, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough through-put to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our Unitholders.

If we are unable to make acquisitions on economically acceptable terms from third parties our future growth would be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to Unitholders.

A significant portion of our strategy to grow our business and increase distributions to Unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to our Unitholders. If we are unable to make acquisitions, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms, or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive in nature, they may in fact result in a decrease in cash flow. Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about revenues and costs, including synergies;

•	the assumption of unknown liabilities, losses or costs for which our indemnity is inadequate;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas;

•	customer or key employee losses at the acquired businesses;

•	our inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and

•	our inability to integrate and successfully manage the businesses we acquire.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and Unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Increased prices for new revenue equipment and decreases in the value of used revenue equipment could adversely affect the earnings and cash flows of Regional.

Manufacturers have raised the prices of new equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine design requirements mandated by the EPA intended to reduce emissions. New EPA engine design requirements became effective on January 1, 2007, and more restrictive EPA emission-control design requirements became effective for engines built beginning January 1, 2010. A number of states have mandated, and states may continue to mandate, additional emission-control requirements for equipment which could increase equipment costs for entire fleets. Further equipment price increases may result from these federal and state requirements. If new equipment prices increase more than anticipated, Regional could incur higher depreciation and rental expenses than anticipated or be forced to retain older equipment that may require increased maintenance. If Regional were unable to offset any such increases in expenses with rate increases, its results of operations could be adversely affected. If the market value of Regional’s existing equipment being used in its operations were to decrease, we could incur impairment losses and our cash flows could be adversely affected.

Due to our lack of geographic diversification, adverse developments in our operating areas would reduce our ability to make distributions to our Unitholders.

Currently, the greatest part of Regional’s operations is conducted within a 150-mile radius of its principal facility in southeastern Virginia. Due to the lack of diversification in location, an adverse development in the relevant businesses within our geographic areas would have a significantly greater impact on our results of operations and cash available for distribution to our Unitholders than if we maintained more diverse locations.

We operate in a highly competitive industry and may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenue to allow us to make distributions to our Unitholders.

The petroleum and petrochemical products storage and transportation industry is intensely competitive with respect to marketing and distributing oil and petroleum products and securing equipment and trained personnel, and we compete with other companies that have greater resources. Many of our competitors are major and large diversified energy and logistics companies, and possess and employ financial, technical and personnel resources substantially greater than ours. Those companies are able to operate on a much more diversified geographic area and take advantage of synergies associated with size and improved purchasing power, potentially resulting in lower pricing for storage and transportation. In addition, there is substantial competition for investment capital in the industry. These larger companies may have a greater ability to continue expansion of their operations during periods of low demand for petroleum and petrochemical products and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

Our future debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities and may affect our ability to make future distributions.

As of December 31, 2010, we had approximately $4.2 million of debt resulting from the RZB Loan Agreement and the IRS Installment Debt. The RZB Loan Agreement is secured by all of the assets of Regional and a pledge of Regional’s common stock to RZB by the Partnership. The RZB Loan Agreement also has restrictive covenants regarding the distribution of cash by Regional. The IRS Installment Debt is for taxes, penalties and interest due in connection with the income tax returns filed for the period November 2006 to July 27, 2007 and for the year ended December 31, 2008. These provisions and the pledge of substantially all of the Partnership’s assets will limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes without significant future growth. In the event we are able to secure additional debt in the future, it could have important consequences to us, including:

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

Our ability to service indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all.

Our logistics operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our facilities and damages for which we may not be fully covered by insurance. If a significant accident or event occurs that results in business interruption or shutdowns for which we are not adequately insured, our operations and financial results could be adversely affected.

Our logistics operations are subject to all of the risks and operational hazards inherent in transporting and storing crude oil, petroleum products and petrochemical products, including:

•
damages to our facilities, related equipment and surrounding properties caused by earthquakes, floods, leaks, accidents, fires, explosions, hurricanes other natural disasters, hazardous materials releases and acts of terrorism;

•	mechanical or structural failures at our facilities or at third-party facilities on which our operations are dependent;

•	curtailments of operations relative to severe seasonal weather;

•	personal injury or other accidents resulting from the operation of our truck and tanker fleet; and

•	other hazards.

These risks, most of which are beyond our control, could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment resulting in business interruptions or shutdowns of our facilities, and pollution or other environmental damage and fines. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. A serious accident at our facilities could result in serious injury or death to employees of Regional, customers or contractors and could expose us to significant liability for personal injury claims and reputational risk. The location of our facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.

Regional stores and transports hazardous petrochemical products to and from its facilities. If its safety procedures are not effective, an accident involving these hazardous petrochemicals could result in serious injuries or death, or result in the shutdown of our facilities.

Regional stores and transports hazardous petrochemicals, such as sodium hydroxide, sodium bisulfate, ferric sulfate, hydrochloric acid and sulfuric acid, to and from its facilities. An accident involving any of these petrochemicals could result in serious injuries or death, or evacuation of areas near an accident. An accident could also result in third-party property damage or shutdown of our port and rail facilities, or cause us to expend significant amounts in excess of our insurance coverage, where applicable, to remediate safety issues or to repair damaged facilities. As a result, an accident involving any of these chemicals could have a material adverse effect on our results of operations, liquidity or financial condition.

We are not fully insured against all risks. For example, pollution and environmental risks generally are not fully insurable. We may also elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets due to terrorist attacks and hurricanes have made it more difficult for us to obtain certain types of coverage. We may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and our insurance may contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our Unitholders.

Regional depends heavily on the availability of fuel for its trucks. Fuel shortages, increases in fuel costs and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on Regional’s operating results.

The transportation industry is dependent upon the availability of adequate fuel supplies. Regional has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. Fuel prices have fluctuated significantly in recent years. For example, the average annual price per gallon that Regional paid for fuel in 2009 and 2010 was $2.16 and $2.72, respectively. The average cost of fuel has grown to $3.30 per gallon for the first three months of 2011. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. Regional’s customers are also being impacted by rising fuel costs, which could impact their supply patterns in a way that is adverse to Regional’s operations, cash flow and profits.

The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. Regional cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on Regional’s overall rate structure or the total price that it will receive from its customers. Whether fuel prices fluctuate or remain constant, operating income may be adversely affected if competitive pressures limit Regional’s ability to recover fuel surcharges.

Regional does not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Significant changes in diesel fuel prices and the associated fuel surcharge may increase volatility in the company’s fuel surcharge revenue and fuel-related costs. Volatile fuel prices will continue to impact the base rate increases Regional is able to secure and could continue to have an adverse effect on its operating results. Significant increases in fuel prices or fuel taxes resulting from economic or regulatory changes which are not offset by freight rate increases or fuel surcharges could have an adverse impact on Regional’s results of operations.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our operations are subject to complex and stringent laws and regulations by multiple federal, state and local government agencies. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Our historical and projected operating costs reflect the recurring costs resulting from compliance with these regulations, and we do not anticipate material expenditures in excess of these amounts in the absence of future acquisitions, or changes in regulation, or discovery of existing but unknown compliance issues.

Additional proposals and proceedings that affect the refined petroleum and petrochemical products industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions and agencies and courts. We cannot predict when or whether any such proposals may become effective or the magnitude of the impact changes in laws and regulations may have on our business; however, additions or enhancements to the regulatory burden on our industry generally increase the cost of doing business and affect our profitability. As a result, we may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our Unitholders.

Our business would be adversely affected if operations at Regional’s storage and distribution facilities experienced significant interruptions. The company’s business would also be adversely affected if the operations of its customers and suppliers experienced significant interruptions.

Regional’s operations are dependent upon its storage and distribution facilities and its various means of transportation. It is also dependent upon the uninterrupted operations of certain facilities owned or operated by its suppliers and customers. Any significant interruption at our facilities or those of our customers, or the inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our Unitholders or to make principal and interest payments on our current or future debt obligations. Operations at Regional’s facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within its control, such as severe weather conditions including hurricanes (which impacted Regional’s operations in 2003 when Hurricane Isabel struck the Atlantic coast and destroyed a storage tank at the Hopewell facility); environmental remediations; labor difficulties; and disruptions in the supply of  petroleum and petrochemical products to its facilities or the means of transportation of such products.

The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, and laws and regulations related thereto may disrupt our operations and decrease demand for our products and services.

Terrorist attacks and acts of sabotage could target oil and gas production facilities, refineries, processing plants, terminals and other infrastructure facilities. Any significant interruptions at our facilities, facilities owned or operated by our suppliers or customers, or in the oil and gas industry as a whole caused by such attacks or acts could have a material adverse effect on our results of operations, cash flow and ability to make distributions to our Unitholders or to make principal and interest payments on our debt securities.

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

Our operations involve the handling, transportation, treatment and disposal of materials that are classified as hazardous or toxic and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. We may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Our operations could result in violations of environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, we could incur material costs. Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials. We own or lease properties that have been used to store or distribute refined petroleum and petrochemical products for many years. Many of these properties, such as the assets owned by Regional were operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes was not under our control. If significant previously unknown contamination is discovered, or if existing laws or their enforcement change, then the resulting expenditures could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our Hopewell, Virginia facility operates in environmentally sensitive waters where maritime vessel, pipeline and refined product transportation and storage operations are closely monitored by federal, state and local agencies and environmental interest groups. Transportation and storage of refined petroleum and petrochemical products over water or proximate to navigable waters involves inherent risks and subjects us to the provisions of the Oil Pollution Act of 1990 and similar state environmental laws. Among other things, these laws require us to demonstrate our capacity to respond to a spill of up to 100,000 barrels of oil from an above ground storage tank adjacent to water (a “worst case discharge”) to the maximum extent possible. To meet this requirement, we have contracted with various spill response service companies in the areas in which we transport or store refined petroleum and petrochemical products. However, these companies may not be able to adequately contain a “worst case discharge” in all instances, and we cannot ensure that all of their services would be available for our use at any given time. There are many factors that could inhibit the availability of these service providers, including, but not limited to, weather conditions, governmental regulations or other global events. By requirement of state or federal ruling, the availability of these service providers could be diverted to respond to other global events. In these and other cases, we may be subject to liability in connection with the discharge of refined petroleum or petrochemical products into navigable waters.

Our trucking operation is subject to a number of federal, state and local rules and regulations generally governing such activities as authorization to engage in motor carrier operations, safety compliance and reporting, contract compliance, insurance requirements, taxation and financial reporting. We could become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics or cargo security. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.

In January 2004, we implemented the current DOT rules regulating driving time for commercial truck drivers. The rules have had a minimal impact upon our operations. However, future changes in these rules, including the proposed revision to the hours of service rules that were published in December 2010, could materially and adversely affect our operating efficiency and increase costs. CSA regulations could potentially result in a loss of business to other carriers, driver shortages, increased costs for qualified drivers and driver and/or business suspension for noncompliance. CSA scores are available to the general public. Shippers may be influenced by the scores in selecting a carrier to haul their freight and, although Regional is recognized in the industry for its commitment to safety, carriers with better CSA scores may be selected in certain cases. A resulting decline in the availability of qualified drivers, coupled with additional personnel required to satisfy future revisions to hours of service regulations, could adversely impact our ability to hire drivers to adequately meet current or future business needs. Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines or penalties. A downgrade in our safety rating could cause our insurance premiums to increase in the future or reduce our ability to find adequate insurance coverage at acceptable rates.

Our drivers and facility workers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The TSA has adopted regulations that require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation when they obtain or renew their licenses.

 Currently, proposed federal, state and regional initiatives (such as AB32 in California) that require the measurement and reduction of greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These initiatives, if enacted into law, could require us to reduce greenhouse gas emissions from our facilities. Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2010, the EPA promulgated a rule establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks, and medium-duty passenger vehicles. Also in 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse emission controls for those sources. These requirements could have an indirect adverse effect on our business due to reduced demand for crude oil and refined products, and a direct adverse effect on our business from increased regulation of our facilities. Requiring reductions in greenhouse gas emissions could cause us to incur substantial costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including the acquisition or maintenance of emission credits or allowances.

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

Risks Inherent in an Investment in Us

We may not make cash distirbutions during periods when we record net income.  The amount of cash distributions that we will be able to distribute to Unitholders will be reduced by the costs associated with general and administrative expenses and reserves that our General Partner believes prudent to maintain for the proper conduct of our business and for future distributions.

Before we can pay distributions to our Unitholders, we must first pay or reserve cash for our expenses, including capital expenditures and the costs of being a public company and other operating expenses, and we may reserve cash for future distributions during periods of limited cash flows. The amount of cash we have available for distribution to our Unitholders will be affected by our level of reserves and expenses. Because of restrictions in RZB Loan Agreement and the lack of available cash, we have not made distributions to Unitholders since August 2008 for the quarter ended June 30, 2008. We continue to experience restrictions on our ability to make distributions and, as a result, do not anticipate making any cash distributions in 2011.  In addition, in December 2010, as previously disclosed in the Current Report on Form 8-K filed on January 4, 2011, the General Partner and more than a majority of the limited partners of the Partnership approved amending the Partnership Agreement to provide that we will not be obligated to make any further distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011.

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

Our estimate of the “available cash” as defined in the Partnership Agreement, is necessary for us to make a distribution on all Common Units at the target distribution rate and is based on assumptions that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated.

Our estimate of “available cash” as defined in the Partnership Agreement, is necessary for us to make a distribution on all Common Units at the target distribution rate and is based on our management’s calculations, and we have not received an opinion or report on it from any independent accountant. This estimate is based on assumptions about capital expenditures, expenses, borrowings and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. If any of these assumptions prove to have been inaccurate, our actual results may differ materially from those set forth in our estimates, and we may be unable to make all or part of the initial quarterly distribution on our Common Units.

We are primarily dependent on officers of our General Partner to manage our operations. Failure of such officers to devote sufficient attention to the management and operation of our business may adversely affect our financial results and our ability to make distributions to our Unitholders.

The officers of our General Partner are primarily responsible for managing our business and operations. We do not maintain key person life insurance policies on any personnel. Our General Partner has arrangements relating to compensation and benefits with its Co-Chief Executive Officers through employment contracts, but does not have an employment agreement with our Chief Financial Officer binding him to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business and our ability to make distributions to our Unitholders.

Our Partnership Agreement limits our General Partner’s fiduciary duties to holders of our Common Units.

Our Partnership Agreement contains provisions that modify and reduce the fiduciary standards to which our General Partner would otherwise be held by state fiduciary duty law. For example, our Partnership Agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our Unitholders. This entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include:

•	how to exercise its voting rights with respect to the Common Units it may own;

•	whether to exercise its limited call right;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels; and

•	whether or not to consent to any merger or consolidation of the Partnership or make any amendment to the Partnership Agreement.

By purchasing a Common Unit, a Unitholder is treated as having consented to the provisions in the Partnership Agreement, including the provisions discussed above.

Our Partnership Agreement restricts the remedies available to holders of our Common Units for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.

Our Partnership Agreement contains provisions that restrict the remedies available to Unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our Partnership Agreement:

•
provides that whenever our General Partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our General Partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•
provides that our General Partner will not have any liability to us or our Unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, which requires that it believed that the decision was in, or not opposed to, the best interest of the Partnership;

•
provides that our General Partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
provides that our General Partner will not be in breach of its obligations under the Partnership Agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

1.	approved by the Conflicts Committee of our General Partner’s Board of Directors, although our General Partner is not obligated to seek such approval;

2.	approved by the vote of a majority of the outstanding Common Units, excluding any Common Units owned by our General Partner and its affiliates;

3.	on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

4.
fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to the Partnership.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our General Partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our Unitholders or the Conflicts Committee of the Board of Directors or our General Partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in subclauses 3 and 4 above, then it will be presumed that, in making its decision, the General Partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Unitholders have limited voting rights and are not entitled to elect our General Partner or its Directors.

Unlike the holders of common stock in a corporation, Unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will not elect our General Partner or its Board of Directors on an annual or other continuing basis. The Board of Directors of our General Partner will be chosen by its members. Furthermore, if the Unitholders are dissatisfied with the performance of our General Partner, they will have little ability to remove our General Partner. As a result of these limitations, the price at which the Common Units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if Unitholders are dissatisfied, it would be difficult to remove our General Partner.

The vote of the holders of at least 80% of all outstanding partnership interests, including the Common Units, voting together as a single class is required to remove the General Partner. Therefore, even if the Unitholders are dissatisfied it would be difficult to remove our General Partner.

Control of our General Partner may be transferred to a third party without Unitholder consent.

Our General Partner may transfer its General Partner interest to a third party for any reason without the consent of the Unitholders. Members of the General Partner are subject to certain restrictions on the transfer of their membership interest in the General Partner. The new owner of our General Partner would then be in a position to replace the Board of Directors and officers of our General Partner with its own choices and thereby influence the decisions made by the Board of Directors and officers.

The incentive distribution rights of the Partnership held by our General Partner may be transferred to a third party without Unitholder consent.

Our General Partner holds all incentive distribution rights issued by the Partnership and may transfer such incentive distribution rights to a third party at any time without the consent of our Unitholders. If our General Partner transfers its incentive distribution rights to a third party but retains its general partner interest, our General Partner may not have the same incentive to grow our Partnership and increase quarterly distributions to Unitholders over time as it would if it had retained ownership of its incentive distribution rights.

We may issue additional partner interests, including interests that are senior to the Common Units, without Unitholder approval, which would dilute the ownership interests of our existing Unitholders.

Our Partnership Agreement does not limit the number of additional partner interests that we may issue. In addition, we may issue an unlimited number of partner interests that are senior to the Common Units in right of distribution, liquidation and voting. The issuance by us of additional Common Units or other equity securities of equal or senior rank will have the following effects:

•	our Unitholders’ proportionate ownership interest in the Partnership will decrease;

•	the amount of cash available for distribution on each partner interest may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding partner interest may be diminished; and

•	the market price of the Common Units may decline.

Our Partnership Agreement restricts the voting rights of Unitholders, other than our General Partner and its affiliates, owning 20% or more of our Common Units, which may limit the ability of significant Unitholders to influence the manner or direction of management.

Our Partnership Agreement restricts Unitholders’ voting rights by providing that any Common Units held by a person, entity or group that owns 20% or more of any class of Common Units then outstanding, other than our General Partner, its affiliates, their transferees and persons who acquired such Common Units with the prior approval of the Board of Directors of our General Partner, cannot vote on any matter, subject to waiver of such restriction by the General Partner in its sole discretion. Our Partnership Agreement also contains provisions limiting the ability of Unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting Unitholders’ ability to influence the manner or direction of management.

The liability of our Unitholders may not be limited if a court finds that Unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. The Partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership may not have been clearly established in some of the other states in which we may do business. Unitholders could be liable for our obligations as if they were a general partner if:

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

Under certain circumstances, Unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to Unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the Partnership are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of Common Units who becomes a substituted limited partner is liable for the obligations of the transferring limited partner to make contributions to the Partnership that are known to such purchaser of Common Units at the time it became a substituted limited partner and for unknown obligations if the liabilities could be determined from our Partnership Agreement.

Our General Partner’s discretion in establishing cash reserves may reduce the amount of cash available for distribution to Unitholders.

The Partnership Agreement requires our General Partner to deduct from operating surplus cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the Partnership Agreement permits the General Partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to Unitholders.

Our General Partner has a limited call right that may require you to sell your common units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of our Common Units or any other class of partner interests issued by the Partnership, our General Partner has the right, but not the obligation, which it may assign to any of its affiliates, to acquire all, but not less than all, of the Common Units (or any other class of partner interests issued by the Partnership) held by persons other than the General partner or its affiliates at a price not less than their then-current market price. As a result, you may be required to sell your Common Units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your Common Units. At the present time an affiliate of the General Partner beneficially owns 80% of the issued and outstanding Common Units of the Partnership. However, such affiliate has no intention to exercise the limited call right and will distribute the Common Units which it owns to its investors in the near future.

Our General Partner, or any transferee holding incentive distribution rights, may elect to cause us to issue Common Units and general partner units to it in connection with a resetting of the target distribution levels related to such incentive distribution rights, without the approval of the Conflicts Committee of the General Partner or the holders of our Common Units. This could result in lower distributions to holders of our Common Units.

Our General Partner has the right, at any time when Unitholders have received distributions for each of the four most recently completed quarters and the amount of each such distribution did not exceed the adjusted operating surplus of the Partnership for such quarter, to reset the minimum quarterly distribution and the target distribution levels based on the average of the distributions actually made for the two most recent quarters immediately preceding the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our General Partner elects to reset the target distribution levels, the holder of the incentive distribution rights will be entitled to receive their proportionate share of a number of Common Units derived by dividing (i) the average amount of cash distributions made by the Partnership for the two full quarters immediately preceding the reset election by (ii) the average of the cash distributions made by the Partnership in respect of each Common Unit for the same period. Our General Partner will also be issued the number of general partner units necessary to maintain its 2% general partner’s interest in the Partnership that existed immediately prior to the reset election at no cost to the General Partner. We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per Common Unit without such conversion. It is possible, however, that our General Partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued Common Units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our Unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new Common Units and general partner interests in connection with resetting the target distribution levels. Additionally, our General Partner has the right to transfer our incentive distribution rights at any time, and such transferee shall have the same rights as the General Partner relative to resetting target distributions if our General Partner concurs that the tests for resetting target distributions have been fulfilled.

Our Unitholders who fail to furnish certain information requested by our General Partner or who our General Partner, upon receipt of such information, determines are not “eligible holders” may not be entitled to receive distributions in kind upon our liquidation and their Common Units will be subject to redemption.

Our General Partner may require each limited partner to furnish information about his nationality, citizenship or related status in order to determine if such limited partner is a person qualified to hold an interest the Partnership and its assets. United States law prohibits certain non-U.S. nationals from holding real property or other assets in the United States. A violation of these laws could jeopardize the Partnership’s status as a “pass-through” entity for federal and state income tax law purposes. In addition, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) requires the sponsor of any entity raising capital to identify of each investor to the extent practicable. As a result, the General Partner must meet the requirements of the USA Patriot Act and confirm the identity of each limited partner and its assignee, and the principal beneficial owners of any limited partner or its assignee, as applicable. The General Partner can rely on the diligence of a third party with respect to any limited partner or its assignee. A detailed verification of a limited partner’s (or his assignee’s) identity may not be required where the limited partner is a recognized financial institution or the limited partner makes payment for his Common Units from an account held in the limited partner’s name at a recognized financial institution. As of the date of this report, an eligible holder means:

•	a citizen of the United States;

•	any corporation organized under the laws of the United States or of any state thereof;

•	a public body, including a municipality; or

•
an association of United States citizens, such as a partnership or limited liability company, organized under the laws of the United States or of any state thereof, but only if such association does not have any direct or indirect foreign ownership, other than foreign ownership of stock in a parent corporation organized under the laws of the United States or of any state thereof.

If a limited partner or its assignee fails to furnish information about his nationality, citizenship or other related status within 30 days after a request for the information or our General Partner determines, after receipt of the information, that the limited partner or its assignee is not an eligible holder, the limited partner or its assignee may be treated as an “ineligible holder.” An ineligible holder does not have the right to direct the voting of his Common Units (the General Partner has the right to vote such Common Units) and may not receive distributions in kind upon a liquidation of the Partnership. Furthermore, the General Partner has the right to redeem all of the Common Units of any ineligible holder or of any limited partner or assignee that fails to furnish the requested information. The redemption price will be the average of the closing sales price per Common Unit for the 20 consecutive trading days immediately prior to the date of redemption and such price will be paid in cash or by delivery of a promissory note, as determined by our General Partner in its sole discretion.

Common Units held by persons who are non-taxpaying assignees will be subject to the possibility of redemption.

To avoid any adverse effect on the maximum applicable rates chargeable to customers by us under FERC regulations, or in order to reverse an adverse determination that has occurred regarding such maximum rate, our Partnership Agreement gives our General Partner the power to amend the agreement. If our General Partner determines that our not being treated as an association taxable as a corporation or otherwise taxable as an entity for U.S. federal income tax purposes, coupled with the tax status (or lack of proof thereof) of one or more of our limited partners, has, or is reasonably likely to have, a material adverse effect on the maximum applicable rates chargeable to customers by us, then our General Partner may adopt such amendments to our partnership agreement as it determines are necessary or advisable to obtain proof of the U.S. federal income tax status of our limited partners (and their owners, to the extent relevant) and permit us to redeem the units held by any person whose tax status has or is reasonably likely to have a material adverse effect on the maximum applicable rates or who fails to comply with the procedures instituted by our General Partner to obtain proof of the U.S. federal income tax status.

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

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships. Although such legislation would not apply to us as currently proposed, it could be amended prior to enactment in a manner that does apply to us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our Common Units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our Common Units each month based upon the ownership of our Common Units on the first business day of each month, instead of on the basis of the date Common Units are transferred from one party to another. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our Unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our Common Units each month based upon the ownership of our Common Units on the first business day of each month, instead of on the basis of the date Common Units are actually transferred. The use of this method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.

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

Because our Unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, our Unitholders may be required to pay any federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income even if they receive no cash distributions from us. Our Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the tax liability which results from that income.

Tax gain or loss on disposition of Common Units could be more or less than expected.

If Unitholders sell their Common Units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those Common Units. Because distributions in excess of Unitholders’ allocable share of our net taxable income decrease their tax basis in their Common Units, the amount, if any, of such prior excess distributions with respect to the Common Units they sell will, in effect, become taxable income to them if they sell such Common Units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion, intangible drilling costs and depreciation recapture. In addition, because the amount realized includes a Unitholder’s share of our nonrecourse liabilities, if our Unitholders sell their Common Units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

We may be assessed penalties and interest by the Internal Revenue Service for failure to pay timely estimated taxes for our 2008, 2009 and 2010 tax years, the failure to file timely our 2008 and 2009 tax returns, and the failure to deliver timely Schedules K-1 to Unitholders with respect to the 2008 and 2009 tax years.

We have failed to file timely tax returns for the periods from January 1, 2008 through December 31, 2008 (the “2008 Tax Year”) and January 1, 2009 through December 31, 2009 (the “2009 Tax Year”). We have also failed to deliver timely the appropriate Schedules K-1 to Unitholders associated with such taxable periods. We have not as yet filed the tax returns for the 2008 Tax Year or the 2009 Tax Year, nor have we paid any taxes for either tax year. In addition, we have not made any estimated tax payments for the period from January 1, 2010 through December 31, 2010 (the “2010 Tax Year”). The Partnership is in the process of preparing the delinquent returns and the Schedules K-1 for the 2008 Tax Year and the 2009 Tax Year. It is also preparing the tax return for the 2010 Tax Year and the related Schedules K-1. There is no certainty that the tax return or the Schedule K-1s for the 2010 Tax Year will be completed and delivered timely to the Internal Revenue Service or Unitholders, as the case may be.

The Internal Revenue Code provides for penalties to be assessed against taxpayers in connection with the late filing of partnership returns and the failure to furnish timely the required Schedules K-1 to investors. The Code also provides taxpayer relief in the form of reduction and/or abatement of penalties assessed under certain circumstances. The IRS has not notified the Partnership of any penalties due for the 2008 Tax Year or 2009 Tax Year.  The Partnership estimates that the maximum penalty exposure is $2,500,000.

Regional owes significant amounts of past taxes, and as yet undetermined taxes, to the IRS. There is no assurance that Regional will have the financial resources necessary to pay these taxes.

On November 17, 2010, Regional entered into an installment agreement (the “IRS Installment Agreement”) with the IRS for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional paid $60,000 upon entering into the IRS Installment Agreement and is required to pay $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, have been paid in full. In addition, the IRS Installment Agreement provides for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return filed in 2010 to be added to the balance outstanding under the IRS Installment Agreement at such time that those balances outstanding are formally assigned for collection within the IRS. The IRS can cancel the IRS Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested.  In addition, Regional has not filed the December 31, 2009 income tax return.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning Common Units that may result in adverse tax consequences to them.

Investment in Common Units by tax-exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be “unrelated business taxable income” and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income.

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

In addition to federal income taxes, our Unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if they do not live in any of those jurisdictions. Our Unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Furthermore, our Unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets in Virginia, which state imposes a personal income tax. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax or that impose entity level taxes to which we could be subject. It is our Unitholders’ responsibility to file all United States federal, foreign, state and local tax returns.

A Unitholder whose Common Units are loaned to a “short seller” to cover a short sale of Common Units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those Common Units during the period of the loan and may recognize gain or loss from the disposition.

Because a Unitholder whose Common Units are loaned to a “short seller” to cover a short sale of Common Units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the Unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those Common Units may not be reportable by the Unitholder and any cash distributions received by the Unitholder as to those units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a Unitholder where Common Units are loaned to a short seller to cover a short sale of Common Units; therefore, Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from loaning their Common Units.

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

The sale or exchange of 50% or more of our capital and profits interests during any 12-month period will result in the termination of the Partnership for federal income tax purposes.

We will be considered to have technically terminated the Partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Such an event occurred on November 17, 2010, when the Sale was consummated and 12,724,019 newly issued Common Units were sold to Central Energy, LP. A technical termination would, among other things, result in the closing of our taxable year for all Unitholders, which would result in us filing two tax returns (and our Unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a Unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than 12 months of our taxable income or loss being includable in his taxable income for the year of termination. A termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to Unitholders for the year notwithstanding two partnership tax years.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax laws and regulations, including federal, state, and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

Item 1B. Unresolved Staff Comments.

None.

Item 3. Legal Proceedings.

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional.  Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits.

The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors.  Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case.

Camacho Litigation

Penn Octane, the Partnership and/or the Partnership’s subsidiaries were named as defendants in two lawsuits filed in in Texas resulting from an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying liquefied petroleum gas (“LPG”) which was struck by a train, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The tanker truck had taken delivery of LPG at the Matamoros Terminal Facility operated under agreement by Tergas, one of the Partnership’s Mexican subsidiaries. None of Penn Octane, the Partnership or any of the Partnership’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Furthermore, none of Penn Octane, the Partnership or any of the Partnership’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.

The claims asserted in both lawsuits were that Penn Octane and/or the Partnership exercised control over Tergas to the extent that Tergas was an alter ego of such entities, In addition, Tergas was asserted to be negligent in loading the LPG since the LPG was not odorized.  In addition, there were allegations that Penn Octane had failed to fund necessary repairs to the odorization equipment at the Matamoros facility owned by the Partnership.

One of the lawsuits filed was Faustino Izaguirre Gonzalez v. Penn Octane.  That suit was filed in the 107th District Court, Cameron County, Texas, against Penn Octane Corporation, Penn Octane International and the Partnership. The suit was filed on November 14, 2005.  The suit was removed to federal court, but remanded to state court. That suit involved claims by 15 individuals for themselves and arising out of the deaths of two individuals.  All claimants were citizens of Mexico, and all had settled with the trucking company and its insurance carrier under Mexican law.  The case was settled by Ace Insurance Company under the provisions of its insurance policy which protected Penn Octane and related entities for liability arising out of occurrences outside the territorial limits of the United States. The instruments concluding litigation were entered by the Court on April 4, 2007.

The other case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC, et al and was filed in the 404th Judicial District Court for Cameron County, Texas on September 27, 2005. That suit involved claims by 62 individuals for themselves and/or derivative claims arising from the death or serious bodily injury to family members.  Some of the individuals were citizens of Mexico and some others were citizens of the United States. The plaintiffs sought unspecified monetary damages. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of the Partnership to make available for inspection by plaintiffs the Partnership’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required the Partnership to give 30 day’s advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required the Partnership to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. In January 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division, but remanded to the state court in Cameron County, Texas in July 2007. Pursuant to an Order of the 404th Judicial District, the entire case was referred to mediation. That mediation occurred in December 2008. During the mediation, Ace Insurance Company tendered its remaining limits to resolve the claims of the American citizens and serious claims of Mexican citizens. All of the claims in the first group certified for trial were settled.  Ace Insurance Company settled a total of 11 of the 62 claimants. Having exhausted its policy limits, Ace Insurance Company had no continuing obligation to defend Penn Octane and the related entities.

On December 13, 2007, Lexington Insurance Company (“Lexington”), the remaining insurance carrier for Penn Octane, filed a declaratory action complaint against Penn Octane, the Partnership and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the U.S. Federal Court to rule that the plaintiff had no obligation to defend Penn Octane and the Partnership related entities in the Camacho litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. Both Lexington and Penn Octane and its affiliates moved for summary judgment.  The trial court denied Lexington’s Motion for Summary Judgment but granted the summary judgment requested by Penn Octane and the Partnership.  The trial court granted summary judgment declaring that Lexington would be obligated to pay any judgment entered against Penn Octane or the Partnership in the underlying Camacho lawsuit.  Lexington appealed that judgment to the Thirteenth Court of Appeals.  Lexington, faced with the adverse judgment in the summary judgment action, and faced with the cost of defense for the remaining 51 claims, agreed to make a settlement offer to all claimants that could only be accepted by all. The total value of the offers to all claimants was equivalent to the policy limits that had been tendered by Ace. The 51 remaining plaintiffs entered into settlement agreements with Lexington, which were confirmed by the State Court. All claims were dismissed in July 2010 and became final in July 2010. As a result, all claims against Penn Octane, Penn Octane International and the Partnership have been fully compromised, settled and released.

Energy Spectrum Litigation

On November 20, 2007, the Partnership, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. (GM) jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. (Energy Spectrum) in the District Court of McIntosh County, Oklahoma. This action was filed in response to Energy Spectrum’s assertion that the Partnership, Rio Vista Penny, LLC, as well as GM owed Energy Spectrum a commission based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM. Energy. Spectrum counterclaimed asserting that the Partnership and Rio Vista Penny tortiously interfered with the commission agreement between Energy Spectrum and GM. Neither the Partnership nor Rio Vista Penny were parties to this agreement. The case was dismissed with prejudice on December 14, 2010 with the Partnership paying Energy Spectrum $32,500.

Northport Litigation

On August 19, 2008, the Partnership, Rio Vista GP LLC, Rio Vista Penny LLC, Jerome B. Richter and Douglas G. Manner (Defendants) were named in a lawsuit filed by Northport Production Company and Eugene A. Viele (Plaintiffs). Mr. Viele was a director of Penn Octane Corporation and was also the principal owner of Northport Production Company. Mr. Manner was a director of Penn Octane Corporation and the Partnership. Plaintiffs allege breach of contract, negligent misrepresentation, and fraud in connection with the acquisition of the Oklahoma Assets. Plaintiffs were seeking judgment for compensatory damages of $487,000 and exemplary damages of not less than $200,000 as well as attorneys’ fees and other such relief as may be shown. On April 14, 2009, the Partnership, the General Partner and Rio Vista Penny filed a counterclaim against Eugene A. Viele. Douglas G. Manner was dismissed from the lawsuit and Mr. Viele subsequently died. The Partnership, the General Partner, Rio Vista Penny and Jerome Richter, an affiliate of the Partnership and General Partner, entered into a settlement agreement with Northport Production Company and the Estate of Eugene A. Viele to settle all claims in January 2010. There was no monetary consideration for the settlement. All claims have been dismissed and no judgment was entered in the court.

Transfer of Oklahoma Assets

On November 19, 2007, Rio Vista Penny LLC, completed the purchase of assets from G M Oil Properties, Inc., an Oklahoma corporation (“GM Oil”), and Penny Petroleum Corporation, an Oklahoma corporation (“Penny Petroleum”) pursuant to which the Partnership acquired real and personal property interests in certain oil and gas properties located in Haskell, McIntosh and Pittsburg counties in Oklahoma, including all of the outstanding capital stock of MV Pipeline Company, an Oklahoma corporation (“MV”). In addition, on November 19, 2007, Rio Vista GO, LLC (“Rio Vista GO”), an indirect, wholly-owned subsidiary of the Partnership, acquired all of the membership interests of GO, LLC, an Oklahoma limited liability company (“GO”). GO operates an oil and gas pipeline business located in Haskell and Pittsburg Counties, Oklahoma. The assets of GM Oil, Penny Petroleumand GO are collectively referred to as the “Oklahoma Assets.”

The Oklahoma Assets were acquired using the proceeds of a $30 million senior secured credit facility made by TCW Asset Management Company (“TAMCO”), as agent, and TCW Energy Fund X Investors, as holders (TAMCO and TCW Energy Fund X Investors are referred to collectively as “TCW”), to Rio Vista Penny with a maturity date of August 29, 2010 (the “TCW Credit Facility”). The initial draw under the facility was $21.7 million, consisting of $16.75 million in assumption of existing indebtedness owed by GM Oil to TCW, $1.95 million in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest held by an affiliate of TCW, and $3 million to fund the acquisition of the GO membership interests by Rio Vista GO. The TCW Credit Facility was secured by a first lien on all of the Oklahoma Assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement, Assumption Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. Rio Vista ECO LLC, an indirect, wholly-owned subsidiary of the Partnership and the direct parent of Rio Vista Penny and Rio Vista GO (“ECO”), Rio Vista GO, GO and MV each agreed to guarantee payment of the notes payable under the TCW Credit Facility.

Under the terms of the Note Purchase Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW had the right to demand payment of $2.25 million of the debt (the “Demand Loan”). Beginning May 19, 2008, pursuant to a Common Unit Purchase Warrant issued by the Partnership to an affiliate of TCW (the “TCW Warrant”), TCW had the right to convert the outstanding principal amount of the Demand Loan into Common Units of the Partnership at a price equal to the lesser of $13.33 per Common Unit or 90% of the 20-day average trading price of such Common Units immediately preceding the election by TCW to convert. Beginning November 19, 2009, pursuant to the TCW Warrant, TCW had the right to convert the balance of the debt under the TCW Credit Facility into Common Units of the Partnership at a price equal to 90% of the 20-day average trading price of such Common Units immediately preceding the election to convert. The Partnership agreed to file with the Securities and Exchange Commission a registration statement on Form S-3 covering the Common Units issued pursuant to the TCW Warrant within 90 days following the first exercise of the warrant by TCW.

On September 29, 2008, Rio Vista Penny entered into a First Amendment to the Note Purchase Agreement with TCW. Under the terms of the amendment, TCW agreed to fund Rio Vista Penny an additional $1 million to pay certain approved plan of development costs. In addition, the interest rate under the TCW Credit Facility increased by 200 basis points beginning July 1, 2008. In addition, on September 29, 2008, the Partnership, Rio Vista Penny, Rio Vista Operating, LLC (“Operating”) and TAMCO entered into an amended Management Services Agreement whereby Operating was named as manager of the Oklahoma Assets replacing the previous manager, which was an affiliate of a member of the Board of Managers of Managers of the General Partner.

Subsequent to the first amendment of the TCW Credit Facility, Rio Vista Penny and TCW entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 and March 2009 principal payments and interest payments due) and other requirements pursuant to the TCW Credit Facility until May 20, 2009.

On May 21, 2009, Rio Vista Penny received a “notice of events of default – demand for cure” and a “notification of disposition of collateral” from TAMCO in connection with the TCW Credit Facility. In addition, on May 22, 2009, Rio Vista Penny received a “notice of demand and acceleration of indebtedness” from TAMCO in connection with the TCW Credit Facility. These notices are referred to as the “TCW Actions”.

On May 27, 2009, the Partnership and ECO entered into a settlement agreement with TAMCO and TCW Energy X Blocker, L.L.C., a subsidiary of TAMCO (“TCW Blocker”), in connection with the TCW Credit Facility (the “Settlement Agreement”). As part of a full and final settlement of the TCW Actions, TCW assigned its interest in the TCW Credit Facility and the TCW Warrant to TCW Blocker. Under the terms of the Settlement Agreement, and pursuant to the equity foreclosure sale as prescribed under the TCW Actions, the TCW affiliated entities and the Rio Vista affiliated entities each agreed to release each of the other parties from all obligations and actions arising under the TCW Credit Facility and the TCW Actions. As consideration for the release of the Rio Vista entities by the TCW entities, ECO agreed to surrender to TAMCO all of ECO’s equity interest in Rio Vista Operating LLC. As additional consideration for the parties to enter into the Settlement Agreement, TCW also agreed to forego any right to acquire additional Common Units of the Partnership as provided in the TCW Warrant after adjusting for 400,000 Common Units previously exercised by TAMCO pursuant to the TCW Warrant (the “TCW Common Units”). As part of the settlement, the Partnership entered into a registration rights agreement with TCW Blocker to provide piggyback registration rights with respect to the TCW Common Units and/or cooperate with TCW Blocker in the event TCW Blocker chooses to dispose of the TCW Common Units through an underwritten offering.

Moores Note Litigation

In connection with the purchase of the Oklahoma Assets, Rio Vista Penny issued 45,998 Common Units of the Partnership and a $500,000 promissory note to Gary Moores, a shareholder of Penny Petroleum, as partial consideration for the assets of Penny Petroleum. The note bore interest at 7% per annum and was due on May 19, 2008. The note was not paid on maturity. On June 27, 2008, the note was amended whereby the Partnership was required to make a $100,000 principal payment plus accrued interest through that date, the interest rate on the note was increased to 10% per annum, and the maturity date of the note was extended to November 19, 2008. The note, as amended, was not paid on November 19, 2008.

As a result of the non-payment, Mr. Moores filed a civil action. On January 20, 2009, the note was again amended. In connection with the second amendment, the Partnership agreed to make monthly principal payments of $12,500 plus interest beginning May 10, 2009 and to continue such payments for five consecutive months. Each month thereafter, the Partnership was required to make principal payments of $37,500 plus interest until all amounts due and payable were paid. In addition, Mr. Moores agreed to dismiss the civil action.

The May 10, 2009 principal payment was not made. On July 7, 2009, Mr. Moores filed a new lawsuit seeking payment of $300,000 in the District Court in McIntosh County, Oklahoma. The suit was dismissed without prejudice by Gary Moores on November 20, 2010 with the Partnership paying Mr. Moores $200,000 from proceeds received from the sale.

TransMontaigne Dispute

Rio Vista Operating Partnership, L.P. (“RVOP”) is a subsidiary of the Partnership which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (the “LPG Assets”) to it by Penn Octane Corporation upon formation of the Partnership. It sold all of the LPG Assets to TransMontaigne Product Services Inc. (“TransMontaigne”) and its affiliates in two separate transactions. The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006. In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico. The Purchase and Sale Agreement dated December 26, 2007 (the “Purchase and Sale Agreement”) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances.

RVOP has received demands for indemnification dated December 17, 2008, December 31, 2008, March 17, 2009, May 12, 2009, May 18, 2009, March 18, 2010, September 22, 2010 and January 24, 2011 (the “Indemnification Notices”) seeking reimbursement from RVOP for $773,801 in claims relating to working capital adjustments and indemnification obligations as prescribed under the Purchase and Sale Agreement. In addition to the aforementioned claims, the January 24, 2011 Indemnification Notice included a demand for indemnification based on a lawsuit filed by MCAR Development against Razorback, LLC, a subsidiary of TransMontaigne, on January 4, 2011, demanding payment of damages resulting from a pipeline meandering outside the recorded pipeline easement. Razorback has requested that RVOP assume the defense of the litigation and provide indemnification to Razorback.

RVOP intends to work with TransMontaigne to define the scope of the adjustments to an amount which RVOP considers to be more realistic and which also considers RVOP offsets to the amounts already presented by TransMontaigne.  Any amount which may subsequently be agreed to by TransMontaigne and RVOP shall first be charged to the $500,000 Holdback provided for in the Purchase and Sale Agreement, and also may be subject to the $1,000,000 limitation on indemnification. RVOP accrued a reserve of approximately $275,000 for potential future obligations in addition to the Holdback. RVOP’s management believes that the amount of the TransMontaigne claim will be resolved within the amounts provided.

The Partnership may be involved with other proceedings, lawsuits and claims in the ordinary course of its business. We believe that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect our consolidated financial results.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Common Units representing a limited partner’s interest in the Partnership began trading on the Nasdaq National Market under the symbol “RVEP” on October 1, 2004. Effective March 1, 2010, the Common Units were removed from listing on Nasdaq as a result of our inability to file timely the reports required by federal securities laws and the listing requirements of Nasdaq. As a result, our Common Units are listed to trade on the over-the-counter market with Pink OTC Market, Inc.

On December 28, 2010, the Partnership began operating under the name “Central Energy Partners LP.”  On March 30, 2011, the Partnership was notified by FINRA that its Common Units would trade under a new ticker symbol – “ENGY” – commencing with the opening of the trading markets on March 31, 2011 (previous ticker symbol was “RVEP”). The new ticker symbol better reflects the Partnership’s focus on the energy business, rather than the actual name under which it conducts its business.

The following table sets forth the reported high “ask” and low “bid” quotations of the Common Units for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	LOW	HIGH
The year ended December 31, 2010:
First Quarter	$0.15	$0.60
Second Quarter	$0.15	$0.38
Third Quarter	$0.16	$0.35
Fourth Quarter	$0.18	$0.50

	LOW	HIGH
The year ended December 31, 2009:
First Quarter	$0.34	$4.45
Second Quarter	$0.35	$2.47
Third Quarter	$0.25	$1.67
Fourth Quarter	$0.18	$1.11

	LOW	HIGH
The year ended December 31, 2008:
First Quarter	$12.06	$17.25
Second Quarter	$9.36	$13.83
Third Quarter	$8.00	$13.00
Fourth Quarter	$0.65	$9.89

On March 31, 2011, the closing bid price of the Common Units as reported on the over-the-counter market by Pink OTC Market, Inc. was $0.29 per Common Unit. On March 15, 2011, the Partnership had 15,866,482 Common Units outstanding and approximately 238 holders of record of the Common Units.

In 2008, the Partnership made distributions of $1,308,000 to Unitholders and $27,000 to the General Partner for the quarters ended March 21, and June 30, 2008.  We have not made any distributions since August 18, 2008 for the quarter ended June 30, 2008.  The amount of the distributions paid through the June 2008 quarterly distribution represented the minimum quarterly distributions required to be made by us pursuant to the Partnership Agreement through that date.

We do not anticipate making quarterly distributions during the remainder of 2011 since we do not believe we will have cash available for quarterly distributions after paying all operating costs of the Partnership, reimbursing the General Partner for its operating expenses incurred on behalf of the Partnership, and providing for any cash reserve the General Partner believes is appropriate to provide for the proper conduct of Partnership business during the next twelve months.

In December 2010, the General Partner and more than a majority in interest of the limited partners holding Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that the Partnership is no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment is that Unitholders are not entitled to receive any “Common Unit Arrearage” or “Cumulative Common Unit Acreages” with respect to the quarter ended September 2008 through the quarter ended September 30, 2011.

Recent Sales of Unregistered Securities

On January 23, 2008, the Directors of our General Partner approved the grant of options to purchase a total of 16,250 Common Units under the 2005 Plan to certain outside members of the Board of Directors of our General Partner. The exercise price for the options is $14.42 per unit, which was the average of the high and low sale prices for the Common Units as reported by the Nasdaq National Market on January 23, 2008. Options granted to outside directors are fully vested on the date of grant and expire five years from the date of grant.

On March 7, 2008, the Board of Directors of our General Partner approved the grant of a unit bonus of 8,812 Common Units under the 2005 Plan to an executive officer of our General Partner. The amount of Common Units granted was based on the average of the high and low sale prices for the Common Units as reported by the Nasdaq National Market on March 7, 2008.

On March 7, 2008, options to acquire a total of 61,875 Common Units of the Partnership were exercised by holders of such options. Total proceeds received from the exercises were $774,000. In addition, on March 7, 2008, options to acquire 15,625 Common Units of the Partnership were exercised by a holder through the offset of a severance obligation in connection with that employee’s termination.

On May 28, 2008, the Partnership and Strategic Growth International (“SGI”), entered into a one year consulting agreement whereby SGI has agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, the Partnership granted SGI an option to purchase 50,000 Common Units at an exercise price of $12.00 per Common Unit. The option expired three years from the date of issuance. Total cost recorded at the grant date was $161,000. Pursuant to the terms of the agreement, as a result of the aforementioned cancellation, the number of Common Units issuable under the option was reduced to 25,000.

During June 2008, the Board of Directors of the General Partner approved an employment agreement with an officer of the General Partner. Under the terms of the employment agreement, the officer was entitled to receive a grant of 30,000 restricted Common Units under the Partnership’s 2005 Equity Incentive Plan in accordance with the following vesting schedule: 5,000 Common Units after the officer has been employed for six months, another 5,000 Common Units after one year of employment, another 10,000 Common Units after two years of employment and another 10,000 Common Units after three years of employment. The Common Units were granted on October 17, 2008. This officer is no longer employed by the General Partner. In connection with his departure, 20,000 of the unvested Common Units were cancelled.

On July 23, 2008, a total of 6,378 Common Units of the Partnership were issued to CEOcast in connection with a consulting agreement. Based on the closing price of the Partnership’s Common Units on July 22, 2008, the total amount recorded as an expense on the issuance date was $80,000.

On July 23, 2008, the Board of Directors authorized the issuance and sale by the Partnership of 197,628 of the Partnership’s Common Units to Penn Octane at $10.12 per unit, and Penn Octane’s board of managers authorized its purchase of such the Partnership units at that price, for an aggregate price of approximately $2,000,000. The price per unit was the closing price for the Partnership Common Units on May 30, 2008 as reported by the Nasdaq National Market.

On October 17, 2008, the Partnership issued an aggregate of 12,939 Common Units due to Standard General Fund L.P. in satisfaction of all liquidated damages arising from the terms of a Registration Rights Agreement dated December 3, 2007. The Registration Rights Agreement was executed by the Partnership as a portion of the consideration for the purchase of 355,556 Common Units by Standard General for $11.25 per Common Unit in a private placement. The Registration Rights Agreement obligated the Partnership to file a shelf registration statement with the SEC within 90 days after the close of the sale of the Common Units in the private placement to permit a public resale of the Common Units from time to time. The Partnership agreed to use its best efforts to cause the registration to become effective on or before the filing of the Partnership’s Form 10-K for the year ended December 31, 2007 but no later than April 14, 2008. The Partnership filed the registration statement on February 13, 2008, which was declared effective by the SEC on August 1, 2008. Under the terms of the Registration Rights Agreement, the Partnership was obligated to pay liquidated damages to Standard General for the period of time that the registration statement was not declared effective beginning April 14, 2008. As a result, the Partnership owed Standard General $144,000 and, in lieu of a cash payment, the Partnership issued the 12,939 Common Units in full satisfaction of the obligation.

On May 27, 2009, the Partnership and ECO entered into a settlement agreement with TAMCO and TCW Energy X Blocker, L.L.C., a subsidiary of TAMCO (“TCW Blocker”), in connection with the TCW Credit Facility (the “Settlement Agreement”) As additional consideration for the parties to enter into the Settlement Agreement, TCW also agreed to forego any right to acquire additional Common Units of the Partnership as provided in the TCW Warrant after adjusting for 400,000 Common Units previously exercised by TAMCO pursuant to the TCW Warrant (the “TCW Common Units”).  As part of the settlement, the Partnership entered into a registration rights agreement with TCW Blocker to provide piggyback registration rights with respect to the TCW Common Units and/or cooperate with TCW Blocker in the event TCW Blocker chooses to dispose of the TCW Common Units through an underwritten offering.

On November 17, 2010, the Partnership issued 12,724,019 Common Units to Central Energy LP for $3,950,291 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane Corporation and Central Energy LP.  In addition, Penn Octane Corporation sold its 100% interest in Central Energy GP LLC, the general partner of the Partnership, for $149,709.  The proceeds received by Penn Octane Corporation from the sale were contributed to Central Energy GP LLC, which in turn immediately contributed the same funds to the Partnership. Central Energy, LP is obligated, under the terms of its limited partnership agreement, to distribute all of the Common Units of the Partnership and a portion of the GP  Interest which it acquired in the Sale to its limited partners. Upon completion of this distribution, The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership formed as a private investment fund, will hold 7,413,013 Common Units of the Partnership.

The above issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuances did not involve any public offering of securities.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Partnership’s liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Partnership and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2008) refer to the Partnership’s fiscal year ending December 31.

Overview

Historical Assets and Discontinued Operations

LPG Assets

On August 22, 2006, the Partnership completed the disposition of substantially all of its U.S. liquid petroleum gas (“LPG”) assets to TransMontaigne Product Services Inc. (“TransMontaigne”), including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all of its LPG inventory. On December 27, 2007, the Partnership completed the disposition of its remaining LPG assets to affiliates of TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, the Partnership no longer operates the assets associated with the LPG business it had historically conducted.

Oklahoma Assets

On November 19, 2007, Rio Vista Penny LLC, completed the purchase of assets from G M Oil Properties, Inc., an Oklahoma corporation (“GM Oil”), and Penny Petroleum Corporation, an Oklahoma corporation (“Penny Petroleum”) pursuant to which the Partnership acquired real and personal property interests in certain oil and gas properties located in Haskell, McIntosh and Pittsburg counties in Oklahoma, including all of the outstanding capital stock of MV Pipeline Company, an Oklahoma corporation (“MV”). In addition, on November 19, 2007, Rio Vista GO, LLC (“Rio Vista GO”), an indirect, wholly-owned subsidiary of the Partnership, acquired all of the membership interests of GO, LLC, an Oklahoma limited liability company (“GO”). GO operates an oil and gas pipeline business located in Haskell and Pittsburg counties in Oklahoma. The assets of GM Oil, Penny Petroleum and GO are collectively referred to as the “Oklahoma Assets.”

The Oklahoma Assets included approximately 15,100 net acres located in McIntosh, Haskell and Pittsburg counties in Oklahoma. The Oklahoma Assets also included a 25% participation interest on 4,800 acres owned by Concorde Resources. These assets represented a majority interest in 114 wells that were operated by the Partnership and 24 non-operated wells in the Booch Sand, Hartshorne Cold Bed Methane, Georgia’s Fork and Spiro formations. The Oklahoma Assets also included the wholly-owned and operated 25-mile Brooken pipeline that gathers natural gas from several properties located in Haskell and Pittsburg counties, as well as MV’s wholly-owned and operated 40-mile pipeline that receives natural gas from leases in the Texanna area north of Lake Eufaula and delivers product to the ONEOK intrastate pipeline in McIntosh County, Oklahoma.

The Oklahoma Assets were acquired using the proceeds of a $30 million senior secured credit facility made by TCW Asset Management Company (“TAMCO”), as administrative agent, and TCW Energy Fund X Investors, as holders (TAMCO and TCW Energy Fund X Investors are referred to collectively as “TCW”), to Rio Vista Penny with a maturity date of August 29, 2010 (the “TCW Credit Facility”). The initial draw under the facility was $21.7 million, consisting of $16.75 million in assumption of existing indebtedness owed by GM Oil to TCW, $1.95 million in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest held by an affiliate of TCW, and $3 million to fund the acquisition of the GO membership interests by Rio Vista GO. The TCW Credit Facility was secured by a first lien on all of the Oklahoma Assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement, Assumption Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. Rio Vista ECO LLC, an indirect, wholly-owned subsidiary of the Partnership and the direct parent of Rio Vista Penny and Rio Vista GO (“ECO”), Rio Vista GO, GO and MV each agreed to guarantee payment of the notes payable under the TCW Credit Facility.

Under the terms of the Note Purchase Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW had the right to demand payment of $2.25 million of the debt (the “Demand Loan”). Beginning May 19, 2008, pursuant to a Common Unit Purchase Warrant issued by the Partnership to an affiliate of TCW (the “TCW Warrant”), TCW had the right to convert the outstanding principal amount of the Demand Loan into Common Units of the Partnership at a price equal to the lesser of $13.33 per Common Unit or 90% of the 20-day average trading price of such Common Units immediately preceding the election by TCW to convert. Beginning November 19, 2009, pursuant to the warrant, TCW had the right to convert the balance of the debt under the TCW Credit Facility into Common Units of the Partnership at a price equal to 90% of the 20-day average trading price of such Common Units immediately preceding the election to convert. The Partnership agreed to file with the Securities and Exchange Commission a registration statement on Form S-3 covering the Common Units issued pursuant to the warrant within 90 days following the first exercise of the warrant by TCW.

In addition to using the proceeds from the TCW Credit Facility, Rio Vista Penny issued 45,998 Common Units of the Partnership and a $500,000 promissory note to Gary Moores, a shareholder of Penny Petroleum, as partial consideration for the assets of Penny Petroleum. The note bears interest at 7% per annum and was due on May 19, 2008. The note was not paid on maturity. On June 27, 2008, the note was amended. The Partnership made partial payments on the note, including $200,000 of principal, and the remaining amount due was settled in connection with the Sale. For further details regarding the Moores note, see Note F to the Audited Consolidated Financial Statements set forth in “Item 8. Financial Statements and Supplementary Data.”

On September 29, 2008, Rio Vista Penny entered into a First Amendment to the Note Purchase Agreement with TCW. Under the terms of the amendment, TCW agreed to fund Rio Vista Penny an additional $1 million to pay certain approved plan of development costs. In addition, the interest rate under the TCW Credit Facility increased by 200 basis points beginning July 1, 2008. In addition, on September 29, 2008, the Partnership, Rio Vista Penny, Rio Vista Operating, LLC (“Operating”) and TAMCO entered into an amended Management Services Agreement whereby Operating was named as manager of the Oklahoma Assets replacing the previous manager, which was an affiliate of a member of the Board of Managers of Managers of the General Partner.

Subsequent to the first amendment of the TCW Credit Facility, Rio Vista Penny and TCW entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 and March 2009 principal payments and interest payments due) and other requirements pursuant to the TCW Credit Facility until May 20, 2009.

On May 21, 2009, Rio Vista Penny received a “notice of events of default – demand for cure” and a “notification of disposition of collateral” from TAMCO in connection with the TCW Credit Facility. In addition, on May 22, 2009, Rio Vista Penny received a “notice of demand and acceleration of indebtedness” from TAMCO in connection with the TCW Credit Facility. These notices are referred to as the TCW Actions.

On May 27, 2009, the Partnership and ECO entered into a settlement agreement with TAMCO and TCW Energy X Blocker, L.L.C., a subsidiary of TAMCO (“TCW Blocker”), in connection with the TCW Credit Facility (the “Settlement Agreement”). As part of a full an final settlement of the TCW Actions, TCW assigned its interest in the TCW Credit Facility and the TCW Warrant to TCW Blocker. Under the terms of the Settlement Agreement, and pursuant to the equity foreclosure sale as prescribed under the TCW Actions, the TCW affiliated entities and the Partnership affiliated entities each agreed to release each of the other parties from all obligations and actions arising under the TCW Credit Facility and the TCW Actions. As consideration for the release of the Partnership entities by the TCW Entities, ECO agreed to surrender to TAMCO all of ECO’s equity interest in Rio Vista Operating LLC. As additional consideration for the parties to enter into the Settlement Agreement, TCW also agreed to forego any right to acquire additional Common Units of the Partnership as provided in the TCW Warrant after adjusting for 400,000 Common Units previously exercised by TAMCO pursuant to the TCW Warrant (the “TCW Common Units”). As part of the settlement, the Partnership entered into a registration rights agreement with TCW Blocker to provide piggyback registration rights with respect to the TCW Common Units and/or cooperate with TCW Blocker in the event TCW Blocker chooses to dispose of the TCW Common Units through an underwritten offering.

As a result of the Settlement Agreement, the entire equity interest of the Partnership in entities which held the Oklahoma Assets was transferred to TAMCO and TCW Blocker. The Partnership no longer has any interest in the Oklahoma Assets or any other leased oil and gas properties or pipeline gathering assets.

Current Assets and Operations

On July 27 2007, the Partnership acquired the business of Regional. The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including chemical and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships, and barges into approximately 10 million gallons of available storage tanks. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region. The company also operates a trans-loading facility in Johnson City, Tennessee.

The Partnership funded the acquisition of Regional using the proceeds of a $5 million loan from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (the “RZB Loan”), the proceeds from a $2.5 million loan from the Partnership, the issuance of a $1 million note to the seller and available cash. The seller’s note was satisfied in full on August 27, 2009 in connection with the settlement of a dispute regarding adjustments due on the purchase price of Regional by the Partnership. A significant portion of the RZB Loan is still due and payable, and the loan from the Partnership is still outstanding and due on demand. Please see “Item 8. Financial Statements and Supplementary Data - Note F to the Audited Consolidated Financial Statements” for further details regarding the RZB Loan, the Partnership loan and the seller note.

Recent Developments

On November 17, 2010, the Partnership, Penn Octane and Central Energy LP, as successor in interest to Central Energy LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement dated May 25, 2010, as amended. At closing, the Partnership sold the 12,724,019 newly issued Common Units (the “Newly Issued Common Units”) to Central Energy, LP for $3,950,291 and Penn Octane sold 100% of the limited liability company interests in the General Partner to Central Energy, LP for $149,709 (the “Sale”). At the closing, several additional agreements were entered into including: (1) a Conditional Acceptance of Settlement Offer and Release by and among the Partnership and Ian T. Bothwell, Chief Executive Officer of Penn Octane, the then Chief Executive Officer of the General Partner and the current Executive Vice President, Chief Financial Officer and Secretary of the General Partner, Bruce I. Raben, Ricardo Canney, Murray J. Feiwell, Nicholas J. Singer and Douglas L. Manner whereby certain amounts owed to Messrs. Bothwell, Raben, Canney, Feiwell, Singer and Manner (the “RVEP Insiders”) were satisfied by payment of an agreed settlement amount to the RVEP Insiders, commitments to issue warrants to the RVEP Insiders were cancelled, and any and all claims by the RVEP Insiders against the Partnership and the General Partner were forever released: (2) a mutual release by and among Penn Octane, the Partnership and the General Partner; and (3) a release agreement between Central Energy, LLC, the Partnership, the General Partner and the RVEP Insiders. The Omnibus Agreement dated as of September 16, 2004 among Penn Octane the Partnership and Rio Vista Operating Partnership, L.P. was also terminated effective upon the closing. As a result of the completion of this transaction, all control in the General Partner transferred to Central Energy, LP, the Newly Issued Common Units were sold to Central Energy, LP, the RVEP Insiders, except for Mr. Bothwell, and Penn Octane ceased to have any control over the Partnership or the General Partner, and Messrs. Imad K. Anbouba and Carter R. Montgomery, each of which owns 50% of the issued and outstanding limited liability company interests of Central Energy, LLC, the general partner of Central Energy, LP, became the sole managers of the General Partner.

Central Energy, LP is obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units of the Partnership which it acquired in the Sale to its limited partners. In addition, in accordance with the terms of the limited partnership agreement of Central Energy, LP, it is obligated to distribute 30% of the membership interests (the “GP Interests”) in Central Energy GP LLC, the General Partner of the Partnership (the “General Partner”), to its limited partners. The remaining 70% of  the GP Interests are controlled by Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner. Messrs. Anbouba and Montgomery are obligated under other agreements to distribute 8.66% of the GP Interests to certain limited partners of Central Energy, LP. Upon completion of these distributions, The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership, will hold 7,413,013 Common Units of the Partnership (46.7%). It will also hold 25% of the GP Interests. Messrs. Anbouba and Montgomery will each hold 30.67% of the GP Interests. Messrs. Anbouba and Montgomery will not be distributed any Newly Issued Common Units from Central Energy, LP. Given their respective ownership interests, Messrs. Anbouba and Montgomery and Cushing are each a controlling member of the General Partner.

Results of Operations

Because of the sale of our LPG sales and transportation businesses during August 2006 and December 2007, the purchase of Regional and the Oklahoma Assets during 2007, and the subsequent transfer of the Oklahoma Assets to TCW Blocker in 2009, our historical results of operations and period-to-period comparisons of these results during the years ended 2008, 2009 and 2010 are not that meaningful or indicative of future results.

The results of operations from continuing operations during the years ended December  2008, 2009 and 2010 reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership. The Oklahoma Assets have been accounted for as discontinued operations for the year ended December 31, 2008 and 2009.

Continuing Operations

All amounts in thousands.

	Year ended December 31, 2010					Year ended December 31, 2009				Year ended December 31, 2008
	Regional Enterprises	Corporate/ Other		Total		Regional Enterprises		Corporate/ Other	Total	Regional Enterprises		Corporate/ Other		Total
Revenues	$6,323		$25		$6,348		$6,776	$163	$6,939		$8,568		$6		$8,574
Cost Of Goods Sold	$4,794		$-		$4,794		$5,316	$-	$5,316		$6,436		$9		$6,436
Gross Profit	$1,529		$25		$1,554		$1,460	$163	$1,623		$2,123		$15		$2,138
Selling, General and Administrative Expenses	$1,083		$1,140		$2,224		$2,537	$551	$3,088		$1,167		$3,594		$4,761
Operating Income (loss)	$446		$(1,116)	$	(669)		$(1,079)	$(386)	$(1,465)		$956		$(3,579)		$(2,623)
Interest Expense	$(501)	$	(17)		$(518)		$(628)	$(13)	$(641)		$(931)	$	(122)		$(809)
Interest Income	$-		$-		$-		$-	$-	$-		$5		$(4)		$1
Settlement of liabilities	$-		$2,308		$2,308		$-	$-	$-		$-		$-		$-
Income (Loss) From Continuing Operations Before Taxes	$(55)		$1,174		$1,120		$(1,707)	$(399)	$(2,106)		$30		$(3,461)		$(3,431)
Provision (benefit) for Income Taxes	$(19)		$-		$(19)		$(979)	$-	$(978)	$	(66)		$-	$	(66)
Income (Loss) From Continuing Operations	$(35)		$1,174		$1,139	$	(726)	$(399)	$(1,126)	$	(36)		$(3,533)		$(3,497)

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Changes Year ended December 31, 2010 compared to Year ended December 31, 2009

(all amounts in thousands)

	Regional Enterprises (b)	Corporate/ Other	Total
Revenues	$(452)	$(139)	$(591)
Cost Of Goods Sold	$(521)	-	$(521)
Gross Profit	$70	$(139)	$(69)
Selling, General And Administrative Expenses	$(1,454)	$589	$(865)
Operating Income (Loss)	$1,525	$(729)	$795
Interest Expense, Net	$127	$(5)	$122
Settlement of Liability	$-	$2,308	$2,308
Income (loss) From Continuing Operations Before Taxes	$1,652	$1,574	$3,226
Provision (Benefit) For Income Taxes	$960	$-	$960
Income (loss) From Continuing Operations	$692	$1,574	$2,266

Revenues.  Regional’s revenues for 2009 were $6.8 million compared to $6.3 million in 2010 (a decrease of 7.4%).  In the first two quarters of 2010, Regional experienced a loss of several customers as the economy continued to struggle. As the economy began to improve in the second half of the year, a base rate increase of 5% was implemented and a 9% increase in the average run charge was experienced. In the final quarter of 2010, a 7% increase was realized due to the factors noted above and the addition of several pieces of new business.

Cost of Goods Sold. Regional’s cost of goods sold were $4.8 million in 2010 compared to $5.3 million in 2009, a decrease of 9.8%. This decrease was the result of decreases in fuel costs, payroll costs and increased operating efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) were $2.1 million for 2010 compared to $3.1 million for 2009, a 40.0% decrease. This substantial decrease was the result of reduced SG&A expenses at the Regional level and a reduction in allocations of costs from the Partnership.  Corporate expenses increased during 2010 as a result of an increase in late filing penalties accrued which was partially offset by reduced allocation of costs in 2010 compared to 2009 and reduced expenses.

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Changes Year ended December 31, 2009 compared to Year ended December 31, 2008

(all amounts in thousands)

	Regional Enterprises (b)	Corporate/ Other	Total
Revenues	$(1,792)	$157	$(1,635)
Cost Of Goods Sold	$(1,128)	8	$(1,120)
Gross Profit	$(663)	$149	$(514)
Selling, General And Administrative Expenses	$1,371	$3,043	$(1,671)
Operating Income (Loss)	$(2,035)	$3,192	$1,156
Interest Expense	$302	$134	$167
Interest Income	$(5)	$4	$1
Income (loss) From Continuing Operations Before Taxes	$(1,737)	$3,062	$1,324
Provision (Benefit) For Income Taxes	$(1,046)	-	$(1,046)
Income (loss) From Continuing Operations	$(773)	$3,062	$2,371

Revenues. Regional’s revenues for 2008 were $8.6 million compared to $6.8 million in 2009 (a decrease of 20.9%).  Regional’s revenues declined due to a significant drop in hauling  as a result of decreased demand for it’s customers products, which was partially offset by increased storage income.

Cost of Goods Sold.  Regional’s costs of goods sold for 2008 were $6.4 million compared to $5.3 million in 2009, a 17.2% decrease. This decrease is primarily due to a reduction in overall business partially offset by reductions in payroll, fuel costs and operating efficiencies.

Selling, General and Administrative Expenses. SG&A expenses for 2008 were $4.8 million compared to $3.1 million for 2009, a 35.7% decrease. This decrease in SG&A expenses is attributable to reduced salaries, professional fees and other costs related to managing the Oklahoma operations and raising additional debt, equity financing, and debt restructuring.

Selected Quarterly Results of Operations – 2010 compared to 2009

The information set forth below is provided to enable the reader to analyze quarterly trends in the Partnership’s operations for the years ended December 31, 2008, 2009 and 2010.  Due to the significant economic downturn that started in 2008 and its negative impact on Partnership’s operations, the comparison of 2008 to 2009 on a quarterly basis is not meaningful.  With the reorganization of the Partnership’s assets in early 2009, the Partnership’s operations have stabilized on relative basis for the years ended December 31, 2009 and 2010.

As the result of the reorganization, the only operating subsidiary of the Partnership in 2009 and 2010 was Regional.  Reasons for movements in revenue, cost of goods sold and SG&A are explained under the annual comparison of the years ended December 31, 2010 as compared to December 31, 2009 above.

The following table shows selected results of operations for each quarter during the two years ended December 31, 2010.

	For the Quarters Ended
(in thousands, except per Unit amounts)	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Revenues	$1,642	$1,612	$1,660	$1,432	$1,698	$1,783	$1,717	$1,739
Cost of goods sold	1,275	1,218	1,116	1,182	1,455	1,559	1,177	1,124
Gross profit	367	394	544	249	243	224	540	615

SG&A expenses and other
Legal and professional fees	44	60	56	38	268	209	689	62
Salaries and payroll and related expenses	254	141	136	180	259	285	204	31
Other	149	761	265	101	674	291	260	169
	448	963	458	321	1,201	786	1,153	263
Operating profit (loss) from continuing operations	(81)	(569)	85	(71)	(958)	(561)	(613)	352

Other income (expense)
Interest expense	(107)	(135)	(140)	(135)	(100)	(126)	(170)	(244)
Interest income	-	2	4	5	-	-	-	-
Forfeiture of deposit	-	-	-	-	-	250	-	-
Settlement of obligations	2,308	-	-	-	-	-	-	-
Settlement of litigation	(2)	-	-	(30)	-	-	-	-
Income (loss) from continuing operations before taxes	2,117	(702)	(51)	(243)	(1,058)	(437)	(784)	(141)
Provision (benefit) for income taxes	340	35	35	(431)	(46)	(249)	(13)	(670)
Net (loss) income from continuing operations	1,776	(738)	(87)	188	(1,011)	(188)	(771)	812

Loss from discontinued operations	-	-	-	-	-	-	(1,451)	(1,136)
Loss on disposal of oil and gas properties and related equipment	-	-	-	-	-	-	(6,281)	-
Net (loss) income	1,776	(738)	(87)	188	(1,011)	(188)	(8,503)	(323)
Net income (loss) allocable to the General Partner	35	(15)	2	3	(21)	(4)	(170)	(6)
Net (loss) income allocable to Common Units	1,741	(723)	(85)	185	(991)	(185)	(8,333)	(317)
Net loss from continuing operations per common unit	$0.19	$(0.23)	$(0.03)	$0.06	$(0.32)	$(0.05)	$(0.26)	$0.29
Net loss from discontinued operations per common unit	$0.00	$0.00	$0.00	$0.00	$(0.00)	$(0.01)	$(2.60)	$(0.40)
Net (loss) income per common unit	$0.19	$(0.23)	$(0.03)	$0.06	$(0.32)	$(0.06)	$(2.86)	$(0.11)
Weighted average common units outstanding	9,366	3,142	3,142	3,142	3,142	3,162	2,916	2,762

Selected Quarterly Results of Operations – 2009 compared to 2008

The following table shows selected results of operations for each quarter during the two years ended December 31, 2009.

	For the Quarters Ended
(in thousands, except per Unit amounts)	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
Revenues	$1,698	$1,783	$1,717	$1,739	$2,035	$2,279	$2,153	$2,107
Cost of goods sold	1,455	1,559	1,177	1,124	1,353	1,731	1,607	1,751
Gross profit	243	224	540	615	682	548	545	356

SG&A expenses and other
Legal and professional fees	268	209	689	62	33	227	583	529
Salaries and payroll and related expenses	259	285	204	31	436	413	246	518
Other	674	291	260	169	319	428	390	627
	1,201	786	1,153	263	788	1,069	1,220	1,675
Operating profit (loss) from continuing operations	(958)	(561)	(613)	352	(106)	(521)	(675)	(1,319)

Other income (expense)
Interest expense	(100)	(126)	(170)	(244)	(288)	24	(308)	(237)
Interest income	-	-	-	-	-	-	-	-
Forfeiture of deposit	-	250	-	-	-	-	-	-
Settlement of litigation	-	-	-	-	-	-	-	-
Loss from continuing operations before taxes	(1,058)	(437)	(784)	(141)	(394)	(497)	(983)	(1,556)
Provision (benefit) for income taxes	(46)	(249)	(13)	(670)	59	38	(35)	5
Net (loss) income from continuing operations	(1,011)	(188)	(771)	812	(453)	(535)	(947)	(1,561)

Loss from discontinued operations	-	-	(1,451)	(1,136)	(1,218)	(267)	(726)	(503)
Loss on disposal of oil and gas properties and related equipment	-	-	(6,281)	-	-	-	-	-
Net (loss) income	(1,011)	(188)	(8,503)	(323)	(1,671)	(802)	(1,673)	(2,064)
Net income (loss) allocable to the General Partner	(21)	(4)	(170)	(6)	(33)	(16)	(33)	(41)
Net (loss) income allocable to the Common Units	(991)	(185)	(8,333)	(317)	(1,638)	(786)	(1,640)	(2,023)
Net loss from continuing operations per common unit	$(0.32)	$(0.05)	$(0.26)	$0.29	$(0.16)	$(0.20)	$(0.37)	$(0.62)
Net loss from discontinued operations per common unit	$(0.00)	$(0.01)	$(2.60)	$(0.40)	$(0.43)	$(0.10)	$(0.28)	$(0.20)
Net income (loss) per common unit	$(0.32)	$(0.06)	$(2.86)	$(0.11)	$(0.59)	$(0.29)	$(0.65)	$(0.82)
Weighted average common units outstanding	3,142	3,162	2,916	2,762	2,755	2,671	2,515	2,453

Liquidity and Capital Resources

General

As a result of the disposition of the LPG-related businesses in 2006 and 2007, and the Oklahoma Assets in 2009 and the acquisition of Regional’s business in 2007, the Partnership’s sole source of operating cash flows is derived from the operations of Regional. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under, and prohibitive covenants contained in, the RZB Loan Agreement described below under “Debt Obligations” and income taxes payable on Regional’s stand-alone taxable income. As a result, Regional is not able to provide any significant cash to the Partnership for the foreseeable future.

Pursuant to the terms of the Partnership Agreement, the General Partner is entitled to reimbursement of costs incurred on behalf of the Partnership, including an allocable share of overhead. Although the Partnership currently has sufficient funds to meet its operating expenses in 2011 and reimburse the General Partner for expenses incurred on behalf of the Partnership, as a result of the restrictions placed on the distribution of cash from Regional, the Partnership does not anticipate having sufficient available cash to pay any minimum quarterly distributions to Unitholders in 2011 unless the Partnership is able to identify and acquire additional sources of revenue on favorable terms. In addition, the Partnership may not distribute sufficient cash to meet the tax obligations of Unitholders associated with the ownership of Common Units.

We may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of the Partnership to complete future acquisitions may require the use of a portion or substantially all of our liquid assets, the issuance of additional debt and/or the issuance of additional units. Currently, substantially all of our assets are pledged as collateral on existing debt in connection with the RZB Loan Agreement (see below). Accordingly, the Partnership may be unable to obtain additional financing collateralized by those assets.

At December 31, 2010, the Partnership had a working capital deficit of approximately $4.5 million. We cannot be certain that future cash flows from our current business and future investments, if any, will be adequate to cover all of our future working capital requirements, including minimum distributions to Unitholders as provided in the Partnership Agreement.

Distributions of Available Cash

All Unitholders have the right to receive distributions from the Partnership of “available cash” as defined in the Partnership Agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per Common Unit, plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters commencing with the quarter beginning October 1, 2011, subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and the incentive distribution rights described below. The Partnership has not had the “available cash” needed to pay minimum quarterly dividends since the quarter ended June 30, 2008 and, as a result, no minimum quarterly distributions have been made since the distribution made for that quarter on August 18, 2008.

The amount of the distributions paid through the June 2008 quarterly distribution represents the minimum quarterly distribution required to be made by the Partnership pursuant to the Partnership Agreement.

It is not anticipated that the Partnership will have sufficient “available cash” to make minimum quarterly distributions in 2011. Upon the purchase of the General Partner by Central Energy LP, the Partnership Agreement was amended to provide that the Partnership would no longer be obligate to make any further distributions to cover “Common Unit Arrearages” or “Cumulative Common Unit Arrearages” (as defined in the Partnership Agreement) in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment is that Unitholders are not entitled to receive any “Common Unit Arrearage” or “Cumulative Common Unit Acreages” with respect to the quarter ended September 2008 through the quarter ended September 30, 2011.

Our General Partner has the right, at any time when Unitholders have received distributions for each of the four most recently completed quarters and the amount of each such distribution did not exceed the adjusted operating surplus of the Partnership for such quarter, to reset the minimum quarterly distribution and the target distribution levels based on the average of the distributions actually made for the two most recent quarters immediately preceding the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our General Partner elects to reset the target distribution levels, the holder of the incentive distribution rights will be entitled to receive their proportionate share of a number of Common Units derived by dividing (i) the average amount of cash distributions made by the Partnership for the two full quarters immediately preceding the reset election by (ii) the average of the cash distributions made by the Partnership in respect of each Common Unit for the same period. Our General Partner will also be issued the number of general partner units necessary to maintain its 2% general partner’s interest in the Partnership that existed immediately prior to the reset election at no cost to the General Partner. We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per Common Unit without such conversion. It is possible, however, that our General Partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued Common Units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our Unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new Common Units and general partner interests in connection with resetting the target distribution levels. Additionally, our General Partner has the right to transfer our incentive distribution rights at any time, and such transferee shall have the same rights as the General Partner relative to resetting target distributions if our General Partner concurs that the tests for resetting target distributions have been fulfilled.

In addition to its 2% General Partner interest, the General Partner is currently the holder of incentive distribution rights which entitle the holder to an increasing portion of cash distributions as described in the Partnership Agreement. As a result, cash distributions from the Partnership are shared by the holders of Common Units and the General Partner based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the Common Units as annual cash distributions exceed certain milestones.

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (the “IRS Installment Agreement”) with the Internal Revenue Service (the “IRS”) for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional was required to pay $60,000 upon entering into the IRS Installment Agreement and $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, has been paid in full. In addition, the $384,000 the IRS Installment Agreement provides for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010 to be added to the balance outstanding under the IRS Installment Agreement at such time that those balances outstanding are formally assigned for collection within the IRS. The IRS can cancel the IRS Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested. Regional paid all taxes due and owing to the IRS for the tax period July 28, 2007 to December 31, 2007 prior to entering into the IRS Installment Agreement.

During 2009, Central allocated expenses to Regional for the period from July 28, 2007 to December 31, 2007 and for the years 2008 and 2009.  The amount of the allocated expenses for those periods totaled $1,100,000 and is included in the statement of operations for the year ended December 31, 2009.  Regional intends to amend its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which will eliminate the $198,000 amount referred to above.

Late Filings and Delivery of Schedules K-1 to Unitholders

Central has failed to file tax returns for the periods from January 1, 2008 through December 31, 2008 (2008 Tax Year) and January 1, 2009 through December 31, 2009 (2009 Tax Year). It also failed to deliver timely the appropriate Schedule K-1s to Unitholders associated with such taxable periods. Central is in the process of preparing the delinquent returns and Schedules K-1s for the 2008 Tax Year and the 2009 Tax Year.

The Internal Revenue Code of 1986, as amended (Code) provides for penalties to be assessed against taxpayers in connection with the late filing of partnership returns and the failure to furnish timely the required Schedule K-1s to investors. The Code also provides taxpayer relief in the form of reduction and/or abatement of penalties assessed under certain circumstances. The Internal Revenue Service (IRS) has not notified Central of any penalties due for the 2008 or 2009 Tax Years.  Central has accrued $385,000 and $615,000 during the years ended December 31, 2009 and 2010, respectively, as its estimate of penalty exposure related to the failure to file timely.  The Partnership estimates that the maximum penalty exposures is $2,500,000.

Debt Obligations

RZB Loan Agreement

In connection with the acquisition of Regional during July 2007, the Partnership funded a portion of the acquisition through a loan of $5.0 million (the “RZB Loan Agreement”) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (“RZB”), dated July 26, 2007. The note issued under the RZB Loan Agreement (the “RZB Note”) was due on demand and if no demand, with a one-year maturity. The RZB Note carried a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75% (the “Base Rate Margin”). In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and the Partnership delivered to RZB a pledge of the outstanding capital stock of Regional. On July 26, 2007, as a further condition of the RZB Loan Agreement, Penn Octane also entered into a Guaranty & Agreement with RZB. Pursuant to the guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of the Partnership to RZB under the RZB Loan Agreement and otherwise. The RZB Note is also guaranteed by Regional and RVOP.

On July 27, 2008, the RZB Loan Agreement was amended whereby the maturity date of the RZB Note was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, the Partnership entered into a third amendment to the RZB Loan Agreement (the “Third Amendment”). Under the terms of the Third Amendment, the maturity date of the note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, was required to be in excess of $3.3 million. In addition, the Third Amendment required the Partnership to repay $1.0 million of the RZB Note. Effective January 1, 2009, Penn Octane agreed to loan the Partnership the $1.0 million of cash collateral held by RZB for purpose of making the required payment described above. During February 2009, the Partnership entered into a fourth amendment to the RZB Loan Agreement which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, the Partnership entered into a fifth amendment to the RZB Loan Agreement which extended the maturity date of the RZB Note through April 30, 2009. On June 19, 2009, the Partnership, Penn Octane, Regional and RVOP entered into a Sixth Amendment, Assumption of Obligations and Release Agreement with RZB. As a result of this amendment, Regional replaced the Partnership as the borrower on the loan agreement, and Penn Octane and RVOP were released from their respective obligations under their respective security agreements and as guarantors of the obligations under the RZB Loan Agreement. The maturity date of the RZB Note is now April 30, 2012, with Regional required to make monthly principal payments of $120,000 plus interest through March 2012 and $186,000 during April 2012. Under the terms of the sixth amendment, Regional can distribute up to $100,000 per month to the Partnership provided there are no events of default and required monthly principal payments have been made. Regional is required to maintain a consolidated net worth is required to be $2.6 million.

On May 25, 2010, Regional and RZB entered into a Seventh Amendment (“Seventh Amendment”) in connection with the RZB Loan Agreement. Under the terms of the Seventh Amendment, the maturity date of the RZB note was extended until May 31, 2014 and monthly principal amortization requirements were adjusted as follows:

May 2010 through April 2011   $50,000 Monthly amortization

May 2011 through April 2012   $70,000 Monthly amortization

May 2012 through April 2013   $90,000 Monthly amortization

May 2013 through April 2014   $100,000 Monthly amortization

May 2014 $50,000

Under the terms of the Seventh Amendment, Regional was required to provide audited financial statements of Regional for the year ended December 31, 2009 by September 30, 2010 and subsequent annual audited financial statements of Regional within 90 days after the end of each subsequent annual year end.  In addition, the Seventh Amendment included additional restrictive covenants related to change in control, change in management and distributions of cash and a requirement to provide weekly cash flow projections to RZB.

On August 9, 2010, Regional received a “notice of default and reservation of rights” (“Default Notice 2”) from RZB in connection with the RZB Note. The Default Notice 2 was the result of Regional’s failure to pay, in accordance with Section 5.5 of the RZB Loan Agreement federal income taxes owing to the Internal Revenue Service (“IRS”) to which certain penalties had accrued and the failure of Regional to provide the June 2010 monthly financial statements as prescribed under the RZB Loan Agreement. On November 9, 2010, Regional and RZB entered into an Eighth Amendment (“Eighth Amendment”) in connection with the RZB Loan Agreement. Under the terms of the Eighth Amendment, the RZB Loan Agreement was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Partnership upon consummation of the Sale, and makes it an event of default under the RZB Note if (i) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interest of Central Energy, LLC, the parent of Central Energy, LP or (ii) Central Energy, LLC ceases to own or control at least 51% of the membership interests of Central Energy GP LLC, the General Partner.

Per the loan agreement with RZB, failure to provide the audited financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the note immediately due and payable.  Regional has not provided the audited financial statements to RZB for either of the years ended in 2009 or 2010.  RZB has neither waived the violation nor notified Regional of the event of default.  However, since the RZB Note could be called any time after September 30, 2010, in accordance with ASC 470, the Company has reclassified the RZB Note as current in the accompanying financial statements for the years 2009 and 2010. The Partnership intends to provide audited financial statements of Regional for the years ended December 31, 2009 and 2010 promptly after filing this Annual Report with the SEC.

Partnership Note – Regional

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (the “RVEP Promissory Note”) in connection with remaining funding needed to complete the acquisition of Regional. Interest on the RVEP Promissory Note is 10% annually and such interest is payable quarterly. The RVEP Promissory Note is due on demand.

Sellers’ Note — Regional

In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1.0 million to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008 to the Sellers. The Partnership recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which was to be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008 and January 27, 2009, the second and third installment was due to be paid. Regional did not make the second or third installment payments as it believed that offsets exist in connection with the acquisition of Regional in excess of the payments. For the year ended December 31, 2008 and 2009,  $72,000 and $6,000, respectively, of the discount was amortized.

On August 27, 2009, Central, Regional and the Sellers entered into a settlement agreement (the “Seller Note Settlement Agreement”) in connection with adjustments to the purchase price. As a part of the Seller Note Settlement Agreement, all of the parties agreed to release each other from any remaining obligations and/or potential liabilities arising from the acquisition of Regional by Central. Regional received approximately $317,000 in addition to being released from any further amounts owing on the Sellers’ Note ($750,000) and any other obligations associated with the acquisition that were remaining as of the date of the Seller Note Settlement Agreement in the amount of $112,000.  As a result settlement, and in accordance with ASC 805, goodwill was reduced by $1,179,000.

TCW Credit Facility

The TCW Credit Facility was a $30.0 million senior secured credit facility available to Rio Vista Penny LLC with a maturity date of August 29, 2010. The amount of the initial draw under the facility was $21.7 million, consisting of $16.8 million in assumption of the existing indebtedness in the principal amount of $16.5 million  plus accrued but unpaid interest in the amount of $250,000 owed by GM Oil to TCW, $2.0 million in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest (“ORRI”) held by an affiliate of TCW, and $3.0 million to fund the acquisition of the membership interests of GO by Rio Vista GO. TCW had also approved a plan of development (“APOD”) for the Oklahoma assets totaling approximately $2.0 million, which was funded during December 2007. The TCW Credit Facility was secured by a first lien on all of the Oklahoma Assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement and related agreements, including mortgages of the Oklahoma Assets in favor of TCW. The interest rate was 10.5%, increasing an additional 2% if there was an event of default (see below). Payments under the TCW Credit Facility were interest-only until December 29, 2008. The TCW Credit Facility carried no prepayment penalty. Rio Vista ECO LLC (an indirect, wholly-owned subsidiary of the Partnership and the direct parent of Rio Vista Penny and Rio Vista GO), Rio Vista GO, GO and MV each agreed to guarantee payment of the Notes payable to the lenders under the TCW Credit Facility.

Under the terms of the Note Purchase Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW had the right to demand payment of $2.2 million of debt (the “Demand Loan”). Beginning May 19, 2008, TCW also had the right to convert the outstanding principal amount of the Demand Loan into Common Units of the Partnership at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. Beginning November 19, 2008, TCW had the right to convert the balance of the debt under the TCW Credit Facility into Common Units of the Partnership at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by the Partnership (“TCW Warrant”). The Partnership also agreed to file with the SEC a registration statement on Form S-3 covering the Common Units issued pursuant to the TCW Warrant within 90 days following the first exercise of the TCW Warrant.

On September 29, 2008, Rio Vista Penny entered into a First Amendment to the Note Purchase Agreement (the “First TCW Amendment”) with TCW. Under the terms of the First TCW Amendment, TCW agreed to fund Rio Vista Penny an additional $1.0 million under the TCW Credit Facility for certain APOD costs as described in the First TCW Amendment. In addition, under the terms of the First TCW Amendment, the interest rate under the TCW Credit Facility was increased from 10.5% per annum to 12.5% per annum beginning July 1, 2008. Under the terms of the First TCW Amendment, TCW agreed to change the period for which a notice to demand repayment from Rio Vista Penny of up to $2.2 million of indebtedness under the TCW Credit Facility from May 19, 2008 to January 1, 2009, and Rio Vista Penny also agreed to extend the demand repayment option on the $2.2 million through the date of maturity of the TCW Credit Facility. In addition, under the terms of the First TCW Amendment, TCW has agreed to waive other defaults identified in the First TCW Amendment which either occurred and/or were existing prior to the date of the First TCW Amendment.

In addition, on September 29, 2008, in connection with the TCW Credit Facility, Rio Vista Penny, the Partnership, Rio Vista Operating L.P. and TCW entered into an Amended and Restated Management Services Agreement (the “Amended MSA”). Under the terms of the Amended MSA, Rio Vista Operating L.P. was named as manager of the Oklahoma Assets, replacing Northport Production Company, an Oklahoma corporation, which was previously named as manager under the original management services agreement.

Rio Vista Penny and TCW entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 principal payment and interest payment due) and other requirements pursuant to the TCW Credit Facility until April 13, 2009 (the “TCW Waiver”). In connection with one of the extensions, TCW agreed to provide the Partnership with 62 days advance written notice to exercise the TCW Warrant, except for up to 400,000 Common Units of the Partnership.

On May 27, 2009, the Partnership and ECO entered into a settlement agreement with TCW and TCW Energy X Blocker, L.L.C., a subsidiary of TCW (“TCW Blocker”), in connection with the TCW Credit Facility (the “Settlement Agreement”). As part of a full an final settlement of the TCW Actions, TCW assigned its interest in the TCW Credit Facility and the TCW Warrant to TCW Blocker. Under the terms of the Settlement Agreement, and pursuant to the equity foreclosure sale as prescribed under the TCW Actions, the TCW affiliated entities and the Partnership affiliated entities each agreed to release each of the other parties from all obligations and actions arising under the TCW Credit Facility and the TCW Actions. As consideration for the release of the Partnership entities by the TCW Entities, ECO agreed to surrender to TCW all of ECO’s equity interest in Rio Vista Operating LLC. As additional consideration for the parties to enter into the Settlement Agreement, TCW also agreed to forego any right to acquire additional Common Units of the Partnership as provided in the TCW Warrant after adjusting for 400,000 Common Units previously exercised by TCW pursuant to the TCW Warrant (the “TCW Common Units”). As part of the settlement, the Partnership entered into a registration rights agreement with TCW Blocker to provide piggyback registration rights with respect to the TCW Common Units and/or cooperate with TCW Blocker in the event TCW Blocker chooses to dispose of the TCW Common Units through an underwritten offering.

As a result of the Settlement Agreement, the entire equity interest of the Partnership in entities which held the Oklahoma Assets was transferred to TAMCO and TCW Blocker. The Partnership no longer has any interest in the Oklahoma Assets or any other leased oil and gas properties or pipeline gathering assets.

Moores Note

In connection with the purchase of the Penny Assets, the Partnership issued a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (the “Moores Note”) payable to Gary Moores on May 19, 2008. Under the terms of the Moores Note, beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into Common Units of the Partnership which option was not exercised and expired on May 19, 2008. The Moores Note was not paid upon maturity.

On June 27, 2008, the Moores Note was amended (the “Amended Moores Note”). In connection with the Amended Moores Note, the Partnership made a principal payment of $100,000, plus accrued interest through that date and the maturity date of the remaining principal balance was extended to November 19, 2008. In addition, the interest rate on the remaining balance of the Moores Note was increased to 10% per annum. Simultaneously with the amendment of the Moores Note, Rio Vista Penny agreed to the sale and transfer of certain goods and chattels to Gary Moores in exchange for $100,000 which was paid through a credit against the outstanding principal balance due under the Moores Note and Rio Vista Penny also received from a company owned by Gary Moores, a used vehicle with nominal value, to be used by Rio Vista Penny for general operations. The Amended Moores Note was not paid upon maturity. In November 2008, Gary Moores filed a civil action against the Partnership as a result of the non-payment (the “Civil Action”).

On January 20, 2009, the Moores Note was once again amended (the “Second Amended Moores Note”). In connection with the Second Amended Moores Note, the Partnership agreed to make monthly principal payments of $12,500 plus interest beginning May 10, 2009 and to continue such payments for 5 consecutive months. Each month thereafter, the Partnership is required to make principal payments of $37,500 plus interest until all amounts due and payable have been paid. In addition, in connection with the Second Amended Moores Note, Gary Moores agreed to dismiss the Civil Action.

The May 10, 2009, the principal payment was not made. On July 7, 2009, Mr. Moores filed a new lawsuit seeking payment of $300,000 in the District Court in McIntosh County, Oklahoma. The suit was dismissed without prejudice by Gary Moores on November 20, 2010 with the Partnership paying Mr. Moores $200,000 from proceeds received from the sale.

Richter Note Payable

On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan the Partnership $575,000 in exchange for a promissory note issued by the Partnership, guaranteed by Penn Octane (the “Richter Note Payable”) and collateralized by the assets of the Partnership, subject to the consent of RZB and TCW. Under the terms of the Richter Note Payable, the Partnership was required to repay the Richter Note Payable on the earlier of (i) the six (6) month anniversary of the Richter Note Payable, which date was extended to November 15, 2008 or (ii) the sale of all or substantially all of the assets of the Partnership. The Richter Note Payable was not paid on November 15, 2008. The Richter Note Payable accrued interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.

On July 29, 2009, Mr. Richter entered into a letter of intent with the Partnership for the purchase of all the shares of stock in Regional (“the Regional LOI”).  Under the terms of the Regional LOI, Mr. Richter was required to provide a $50,000 deposit and a pledge of $200,000 of amounts owed by the Partnership under the Richter Note Payable (the “Deposits”).  The Deposits were to be applied against the purchase price if the transaction was consummated.  The transaction was not completed, and Mr. Richter forfeited the right to receive the Deposits.  As a result, the Partnership recorded a gain from the forfeiture of the deposits of $250,000 during the fourth quarter of 2009 and the principal amount due under the Richter Note Payable was reduced to $375,000.

On March 30, 2010, the Partnership and Penn Octane Corporation entered into a settlement agreement with Mr. Richter and JBR Capital Resources Inc., a company owned by Mr. Richter whereby the Partnership agreed to pay Mr. Richter a total sum of approximately $598,000 in full satisfaction of all amounts owing to Mr. Richter and/or JBR Capital Resources Inc. in connection with the Richter Note Payable and the Consulting Agreement. See “Agreements – Consulting Agreement” below.  In addition, Penn Octane’s guaranty of the Partnership’s obligations under the Richter Note Payable was reduced to $440,000.  In addition, Mr. Richter transferred his 25% interest in Central Energy GP LLC to Penn Octane in connection with the consummation of the transaction with Central Energy, LP as provided in the settlement agreement.  In connection with the settlement, the Partnership was required to make a payment of $20,000 with the signing of the settlement agreement and each of the parties provided releases to each other.

In connection with the settlement agreement, all amounts owing to Richter and the related parties under the terms of a Confidential Settlement Agreement and General Release of Claims dated March 30, 2010, as amended, including the Richter Note Payable, were paid on November 17, 2010.  In connection with the settlement, the Partnership expensed an additional $127,000 during the quarter ended March 31, 2010.

Agreements

Consulting Agreement

The Partnership entered into a consulting agreement (the “Consulting Agreement”) with JBR Capital Resources, Inc. (“JBR Capital”) regarding consulting services to be rendered by JBR Capital to the Partnership and to Penn Octane. JBR Capital is controlled by Mr. Richter. The provisions of the Consulting Agreement were effective as of November 15, 2006. Pursuant to the Consulting Agreement, JBR Capital agreed to assist the Partnership and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving the Partnership or Penn Octane. In exchange for these services, the Partnership agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to the Partnership resulting from a sale of assets to a third party introduced to the Partnership by JBR Capital. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The initial term of the Consulting Agreement was six months and continued to renew for additional six-month terms. The Partnership terminated the Consulting Agreement in May 2009.  For further information regarding the termination of the Consulting Agreement, please see “Richter Note Payable” above.

CEOcast Agreement

Effective July 2, 2007, the Partnership entered into a consulting agreement with CEOcast, Inc. (“CEOcast”) whereby CEOcast agreed to render investor relations services to the Partnership. Under the terms of the CEOcast consulting  agreement, CEOcast received cash fees of $7,500 per month, and the Partnership agreed to issue to CEOcast (a) 1,399 of the Partnership’s fully-paid, non-assessable Common Units and (b) $75,000 worth of Common Units on March 31, 2008 based on a calculation of units as more fully described in the consulting agreement. The delivery of any Common Units was to be made at the soonest practical date after March 31, 2008, based on the best efforts of the Partnership. In accordance with the Agreement, during April 2008, the Partnership provided notice to CEOcast that it would not renew the Agreement upon the expiration in July 2008. In connection with the CEOcast consulting agreement, on July 23, 2008, the Partnership issued to CEOcast a total of 6,378 Common Units. Based on the closing price of the Partnership Common Units as of July 23, 2008, the date that the Common Units were issued to CEOcast, the Partnership recorded additional expense of $80,000 associated with the issuance of the Common Units.

Strategic Growth International

On May 28, 2008, the Partnership and Strategic Growth International (“SGI”) entered into a one year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, Penn Octane and the Partnership were each required to pay monthly fees of $9,000 per month. In addition, under the agreement between the Partnership and SGI, the Partnership granted SGI an option to purchase 50,000 Common Units of the Partnership at an exercise price of $12.00 per Common Unit. The option expires three years from the date of issuance. As a result of the cancellation, the number of Common Units issuable upon exercise of the option was reduced to 25,000.

Employment Agreements

During June 2008, the Board of Directors of the General Partner approved an employment agreement with an officer of the General Partner. Under the terms of the employment agreement, the officer is entitled to receive a grant of 30,000 restricted Common Units under the Partnership’s 2005 Equity Incentive Plan in accordance with the following vesting schedule: 5,000 Common Units after the officer has been employed for six months, another 5,000 Common Units after one year of employment, another 10,000 Common Units after two years of employment and another 10,000 Common Units after three years of employment. The Common Units were granted on October 17, 2008. The officer is no longer employed by the General Partner. In connection with his departure, 20,000 of the unvested Common Units were cancelled.

During December 2010, the Board of Directors of the General Partner approved employment agreements with each of Messrs. Imad K. Anbouba and Carter R. Montgomery, the Co-chief Executive Officers of the General Partner. The terms of the employment agreements, which are essentially identical, are set forth under “Item 11 – Executive Compensation – Compensation of the General Partner’s Executive Officers.”

Asphalt Agreement

On November 30, 2000, Regional renewed a Storage and Product Handling Agreement with a customer with an effective date of December 1, 2000 (the “Asphalt Agreement”). The Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. The Asphalt Agreement was amended on October 15, 2002 with an effective date of December 1, 2002 (the “Amended Asphalt Agreement”). The term of the Amended Asphalt Agreement is five years with an option by the customer for an additional five-year renewal term, which the customer exercised in July 2007. After the additional five-year term, the Amended Asphalt Agreement renews automatically for successive one-year terms unless terminated upon 120 days advance written notice by either party. The annual fee payable to Regional for the initial five-year term of the Amended Asphalt Agreement is approximately $500,000, payable in equal monthly installments, subject to adjustments for inflation and certain facility improvements. In exchange for the annual fee, Regional agrees to provide minimum annual throughput of 610,000 net barrels per contract year, with additional volume to be paid on a per barrel basis. During the term of the Amended Asphalt Agreement, Regional agrees to provide three storage tanks and certain related equipment to the customer on an exclusive basis as well as access to Regional’s barge docking facility.

Fuel Oil Agreement

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (the “Fuel Oil Agreement”). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. The agreement renews automatically for successive one-year terms unless terminated upon 365 days advance written notice by either party. Pursuant to the agreement, as amended, Regional agrees to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the Terminal Agreement was again amended whereby Regional was only required to provide one storage tank through May 2009 and one storage tank through November 30, 2011.  The use of the storage tank can be renewed by the customer for an additional two years by providing six months prior notice to Regional. In addition, under the newly amended Terminal Agreement, the customer pays an annual tank rental amount of approximately $308,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation.

#4 Oil Agreement

On January 7, 2009, Regional entered into a #4 Oil Terminal Agreement with a customer with an effective date of January 7, 2009 and an expiration date of January 6, 2012. The #4 Oil Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of #4 Oil. Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $330,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation.

VGO Agreement

On May 1, 2009, Regional entered into a VGO Terminal Agreement with a customer with an effective date of May 1, 2009, as amended June 2, 2009, and June 10, 2009. The VGO Terminal Agreement expires January 6, 2012.with the option for customer to terminate early (October 31, 2011) if notification is received by Regional no later than April 30, 2011. The VGO Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of vacuum gas oil (“VGO”). Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $288,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation.

Sodium Hydroxide Agreement

On September 27, 2007, Regional entered into a SH Terminal Agreement with a customer with an effective date of June 1, 2008 and an expiration date of May 30, 2013. The SH Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide (“SH”).  Pursuant to the agreement, Regional agrees to provide two storage tanks, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $314,172, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation.

Leases

Norfolk Southern Leases

On January 1, 2003, Regional (as lessee) renewed a lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 3.1 acres of land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia (the “Leased Properties”). The lease includes the right to maintain existing warehouses, storage tanks for handling petroleum and chemical products, and necessary appurtenances. The lease term was January 1, 2003 through December 31, 2005. Thereafter, Regional leased the Leased Properties on a month-to-month basis. Rent was $1,500 per month subject to adjustment based on inflation.

On August 21, 2003, Regional (as lessee) renewed a siding lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 750 feet of railroad sidings on land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia (the “Siding Property”). The sidings are used for handling various chemical products. The siding lease began on August 21, 2003 and continued on a month-to-month basis. Rent was $4,875 per year, payable in advance.

On June 1, 2007, Regional executed a letter of intent with Norfolk Southern dated May 29, 2007 which provided for the replacement of the foregoing leases through a purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. Regional received a letter from Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent.

On August 27, 2009, Regional executed a definitive agreement with Norfolk Southern for the purchase and sale of the Leased Properties, the Siding Property and additional land and railroad siding adjacent to Regional’s facilities in Hopewell, Virginia (totaling approximately 5.4 acres of land) for a purchase price of $275,000 (the “Purchased Property”). The Purchased Properties were transferred by Norfolk Southern to Regional by quitclaim deed dated October 9, 2009 recorded in the land records of the City of Hopewell, Virginia as Instrument No. 090002205.

Other

Regional has several leases for parking and other facilities which are short term in nature and can be terminated by the lessors or Regional upon giving 60 day’s notice of cancellation.

The Partnership entered into a lease for office space for administrative purposes in Plano, Texas starting August 2008 for a period of 37 months. Rent of $7,000 plus utilities is payable each month.  The space was vacated in 2009.  The Partnership accrued the remaining rents under the lease in the year ended December 31, 2009.

Private Placements

On January 23, 2008, the Board of Directors of the General Partner approved the grant of options to purchase a total of 16,250 Common Units under the 2005 Plan to certain outside members of the Board of Directors of the General Partner. The exercise price for the options was $14.42 per unit, which was the average of the high and low sale prices for the Partnership Common Units as reported by the NASDAQ National Market on January 23, 2008. Options granted to outside directors were fully vested on the date of grant and were to expire five years from the date of grant. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuances do not involve any public offering of securities. These warrants were cancelled.

On March 7, 2008, the Board of Directors of the General Partner approved the grant of a unit bonus of 8,812 Common Units under the Partnership’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The amount of units granted was based on the average of the high and low sale prices for the Partnership Common Units as reported by the NASDAQ National Market on March 7, 2008.

On March 7, 2008, options to acquire a total of 61,875 Common Units of the Partnership were exercised by holders of such options. Total proceeds received from the exercises were $774,000. In addition, on March 7, 2008, options to acquire 15,625 Common Units of the Partnership were exercised by a holder through the offset of a severance obligation in connection with that employee’s termination.

On May 28, 2008, the Partnership and SGI, entered into a one year consulting agreement whereby SGI has agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, the Partnership granted SGI an option to purchase 50,000 Common Units at an exercise price of $12.00 per Common Unit. The option expired three years from the date of issuance. Total cost recorded at the grant date was $161,000. Pursuant to the terms of the agreement, as a result of the aforementioned cancellation, the number of Common Units issuable upon exercise of the option was reduced to 25,000.

On July 23, 2008, a total of 6,378 Common Units of the Partnership were issued to CEOcast in connection with a consulting agreement. Based on the closing price of the Partnership’s Common Units on July 22, 2008, the total amount recorded as an expense on the issuance date was $80,000.

On July 23, 2008, the Board of Directors of the General Partner authorized the issuance and sale by the Partnership of 197,628 of the Partnership’s Common Units to Penn Octane at $10.12 per unit, and Penn Octane’s board of managers authorized its purchase of such the Common Units at that price, for an aggregate price of approximately $2,000,000. The price per Common Unit was the closing price for Common Units on May 30, 2008 as reported by the Nasdaq National Market.  As of July 23, 2008, the Partnership off-set the $2.0 million owed to Penn Octane against the amounts owed by Penn Octane to acquire the Partnership Common Units.

On October 17, 2008, the Partnership issued an aggregate of 12,939 Common Units in satisfaction of all liquidated damages due to Standard General. Please see “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities” for a more detailed description of this transaction.

On May 27, 2009, the Partnership and ECO entered into a settlement agreement with TAMCO and TCW Energy X Blocker, L.L.C., a subsidiary of TAMCO (“TCW Blocker”), in connection with the TCW Credit Facility (the “Settlement Agreement”) As additional consideration for the parties to enter into the Settlement Agreement, TCW also agreed to forego any right to acquire additional Common Units of the Partnership as provided in the TCW Warrant after adjusting for 400,000 Common Units previously exercised by TAMCO pursuant to the TCW Warrant (the “TCW Common Units”).  As part of the settlement, the Partnership entered into a registration rights agreement with TCW Blocker to provide piggyback registration rights with respect to the TCW Common Units and/or cooperate with TCW Blocker in the event TCW Blocker chooses to dispose of the TCW Common Units through an underwritten offering.

On November 17, 2010, the Partnership issued 12,724,019 Common Units to Central Energy LP for $3,950,291 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane Corporation and Central Energy, LP. Central Energy, LP is obligated, under the terms of its limited partnership agreement, to distribute all of the Common Units of the Partnership which it acquired in the Sale to its limited partners. Upon completion of this distribution, The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership formed as a private investment fund, will hold 7,413,013 Common Units of the Partnership.

Approximately $3,400,000 of the proceeds received by Central were used to settle significant portion of Central’s liabilities and contingent claims outstanding against it.  Central utilized $1,200,000 of the proceeds from the transaction to settle all amounts owing to Penn Octane and the General Partner, and $2,200,000 of the proceeds to pay transaction costs and to settle certain outstanding obligations of Central at the time of the sale and for working capital.  As a result of the settlements of liabilities and contingencies, Central recorded gain of $2,308,000 from the settlement of certain existing obligations which is included in other income in the accompanying statement of operations for the year ended December 31, 2010.

Unit Warrants

Under the terms of the TCW Credit Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW had the right to demand payment of $2.2 million of debt (Demand Loan). Beginning May 19, 2008, TCW also had the right to convert the outstanding principal amount of the Demand Loan into Common Units of the Partnership at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. Beginning November 19, 2008, TCW had the right to convert the balance of the debt under the TCW Credit Facility into Common Units of the Partnership at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by the Partnership (“TCW Warrant”). The Partnership also agreed to file with the SEC a registration statement on Form S-3 covering the Common Units issued pursuant to the TCW Warrant within 90 days following the first exercise of the TCW Warrant. On May 27, 2009, the Partnership and ECO entered into the Settlement Agreement with TCW and TCW Blocker, in connection with the TCW Credit Facility. As additional consideration for the parties to enter into the Settlement Agreement, TCW also agreed to forego any right to acquire additional Common Units of the Partnership as provided in the TCW Warrant after adjusting for 400,000 Common Units previously exercised by TCW pursuant to the TCW Warrant (the “TCW Common Units”). As part of the settlement, the Partnership entered into a registration rights agreement with TCW Blocker to provide piggyback registration rights with respect to the TCW Common Units and/or cooperate with TCW Blocker in the event TCW Blocker chooses to dispose of the TCW Common Units through an underwritten offering.

Related Party Transactions

Sale — Purchase of Common Units

At meetings held on May 30, 2008, in connection with the previously disclosed discussions between the Partnership and the Nasdaq National Market (“NASDAQ”) regarding the Partnership’s compliance with NASDAQ’s Marketplace Rule 4450(a)(3) on capital adequacy, the Board of Managers of the General Partner authorized the issuance and sale by the Partnership of 197,628 of Common Units to Penn Octane at $10.12 per unit, and Penn Octane’s Board of Managers authorized its purchase of such Common Units at that price, for an aggregate price of approximately $2.0 million.  Thereafter, the Partnership’s management continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to NASDAQ, and notified NASDAQ regarding the proposed issuance of its Common Units. The Partnership also filed a listing of additional units notification with NASDAQ (“LAS”) based on its intention to go forward with the proposed purchase and sale. Following further discussions with NASDAQ, at Board of Managers meetings on July 15, 2008, the Board of Managers of the General Partner and the Board of Managers of Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to NASDAQ approval of the Partnership’s LAS. On July 23, 2008, after the period of review for the LAS passed, the Common Units were issued to Penn Octane.

Loans to/by the Partnership

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (the “RVEP Promissory Note”) in connection with remaining funding needed to complete the acquisition of Regional. Interest on the RVEP Promissory Note is 10% annually and such interest is payable quarterly. The RVEP Promissory Note is due on demand.

In connection with the Third Amendment of the RZB Note, the Partnership was required to repay $1.0 million of the RZB Note. Effective January 1, 2009, Penn Octane loaned the Partnership $1.0 million of its cash collateral held by RZB for the purpose of funding the Partnership’s obligation to make the required payment described above. As part of the terms of the sale of 12,724,019 of newly issued Common Units to Central Energy, LP, Penn Octane was paid $1.2 million to satisfy all intercompany receivables between Penn Octane and the Partnership, including the $1 million note, amounts owed under the Omnibus Agreement and other advances made by Penn Octane to the Partnership.

Omnibus Agreement with Penn Octane

Prior to November 17, 2010, pursuant to the Omnibus Agreement, Penn Octane was entitled to reimbursement for all direct and indirect expenses it or the General Partner incurs on the Partnership’s behalf, including general and administrative expenses. The Partnership paid Penn Octane $762,000, $744,000 and $472,000 for reimbursable general and administrative expenses or the years ended December 31, 2008, 2009 and 2010, respectively. On November 17, 2010, in connection with the purchase of the General Partner by Central Energy LP, the Omnibus Agreement was terminated and the amounts due and payable were settled.

Reimbursement Agreements

Effective November 17, 2010, the Partnership commenced conducting business in Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, a director and co-chief executive officer of the General Partner, AirNow Compression Systems, LTD. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California. Mr. Bothwell is a resident of California and lives near El Segundo.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the years ended December 31, 2009 and 2010, Regional recorded allocable expenses of 1,100,000 and $262,000, respectively.

Transfer of Newly Issued Common Units

Central Energy LP is obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units which it acquired in the Sale to its limited partners. In addition, in accordance with the terms of the limited partnership agreement, Central Energy, LP is obligated to distribute 30% of the GP Interests in Central Energy GP LLC to its limited partners.  The remaining 70% of the GP Interests are controlled by Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner.  Messrs. Anbouba and Montgomery are obligated to distribute 8.66% of the GP Interests of Central Energy GP LLC, to certain limited partners of Central Energy, LP.  Upon completion of these distributions, The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership formed as a private investment fund (“Cushing”), will hold 7,413,013 Common Units of the Partnership. Cushing will also hold 25% of the GP Interests. Messrs. Anbouba and Montgomery will each hold 30.67% of the GP Interests. Messrs. Anbouba and Montgomery will not be distributed any Newly Issued Common Units from Central Energy, LP.

Realization of Assets

The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership had a loss from operations for the years ended December 31, 2008 and 2009, and has a deficit in working capital of $ 4.5 million. The RZB Note and the IRS Installment Debt totaled approximately $3,674,000 at December 31, 2010, all of which is classified as current liabilities. The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by the Partnership. In addition, the Partnership is contingently liable for late filing penalties for failure to timely file its tax returns for the 2008 and 2009 tax years  and for contingencies associated with the TransMontaigne transaction.

Substantially all of the Partnership’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, the Partnership may be unable to obtain additional financing collateralized by those assets. While the Partnership believes that it has sufficient working capital for 2011 operations as a result of the sale of Common Units in November 2010 to Central Energy, LP, should it need additional capital in excess of cash generated from operations to pay the RZB Note if demand is made for payment, for payment of the contingent liabilities, for expansion, capital improvements to existing assets or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, the Partnership has obligations under existing registrations rights agreements, and the Partnership granted piggyback registration rights to TCW Blocker. The Partnership Agreement provides the General Partner with the authority to enter into registration rights agreements where it deems such an agreement to be appropriate. It is anticipated that the Partnership will enter into such an agreement with the limited partners of Central Energy, LP once it has distributed to such limited partners the 12,724,019 Common Units it acquired from the Partnership on November 17, 2010. These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, the Partnership would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of the Company to (1) cure the defaults related to the RZB Note, (2) pay the IRS installment debt payments as they become due and (3) favorably resolve the tax late filing and TranMontaigne transaction contingencies and to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt and to continue in existence.

To provide the Partnership with the ability it believes necessary to continue in existence, management entered into the sale of the Central Energy Common Units, settled the TCW Credit Facility, restructured the RZB Loan Agreement, and paid off the Richter Note. Management is also reviewing its general and administrative and other operating expenses to determine further steps needed to conserve working capital. It is Management’s intention to acquire additional assets in 2011 on terms that will enable the Partnership to solidify its ability to continue as a going concern. Please see “Item 1. Business and Properties – Future Operations” for further information on management’s future plans.

Off-Balance Sheet Arrangements

The Partnership does not have any off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

The Accounting Standards Codification (“ASC”) is the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the Financial Accounting Standards Board (the “FASB”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants.  The Codification became effective for interim and annual periods ending after September 15, 2009 and superseded all previously existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative.  All of the Company’s references to GAAP now use the specific Codification Topic or Section rather than prior accounting and reporting standards.  The Codification did not change existing GAAP and therefore, did not affect the Company’s financial position or results of operations.

Effective January 1, 2008, the Company adopted the provisions of ASC 820, “Fair Value Measurements” (ASC 820), for financial assets and financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure about fair value measurements.  ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 Inputs – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 Inputs – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In February 2008, ASC 820 was modified to delay the effective date for applying fair value measurement disclosures for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 18, 2008.  The implementation of this provision of ASC 820 for these assets and liabilities effective January 1, 2009, did not affect the Company’s financial position or results of operations but did result in additional disclosures.

In August 2009, the FASB modified ASC 820 to address the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques:  (i) a valuation technique that used the quoted price of the identical liability which traded as an asset, or the quoted prices for similar liabilities or similar liabilities when traded as assets; or (ii) another valuation technique that is consistent with ASC 820. The FASB also clarified that when estimating the fair value of the liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This modification also clarified that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance, the adoption of which the fourth quarter of 2009 did not affect the Company’s financial position or results of operations.

Effective January 1, 2009, the Company adopted the new provisions of ASC 805, “Business Combinations”(ASC 805), which address the recognition and measurement of (i) identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquire, and (ii) goodwill acquired or gain from a bargain purchase. In addition, acquisition-related costs are accounted for as expenses in the period in which the costs are incurred and the services are received.

Management is required to address the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. A systematic and rational basis for subsequently measuring and accounting for the assets or liabilities is required to be developed depending on their nature.

In May 2009, ASC 855 was issued, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, guidance was provided regarding (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occur after the balance sheet date. The provisions of ASC 855 are to be applied prospectively and are effective for interim or annual financial periods ending after June 15, 2009. The adoption of the provisions of ASC 855 in the second quarter of 2009 did not affect the Company’s financial position or results of operations but did result in additional disclosures.

In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will not be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The Company believes the adoption of this new guidance will not have a material impact on its financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  ASU 2010-06 amended Accounting Standards Codification (ASC) 820, “Fair Value Measurements (ASC 820), to require additional disclosures regarding fair value measurements. One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements of recurring Level 3 measurements. Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010. The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and results of operations and is not yet in a position to determine such effects.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events:  Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09), which amends ASU 855, “Subsequent Events” (ASC 855). The update provides that SEC filers, as defined in ASU 2010-08, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

Critical Accounting Policies

The audited consolidated financial statements of the Partnership reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Please see “Note B – Summary of Significant Accounting Policies to the Audited Consolidated Financial Statements included in “Item 8. Financial Statements and Supplemental Data .” We believe that the following reflect the more critical accounting policies that affect its financial position and results of operations.

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

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Under ASC 350, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company performs an annual impairment test for goodwill in the fourth quarter of each calendar year.  No impairment charges were incurred during the years ended December 31, 2008, 2009 and 2010.

Depreciation and amortization expenses — Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization rates are based on management’s estimate of the future utilization and useful lives of the assets. Should the nature of the Partnership’s business change our future utilization and useful lives of depreciable and amortizable assets may also change. This could result in increases or decreases in depreciation and amortization expense compared with historical amounts.

Unit-based compensation — Central utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, Central adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  Central recorded unit-based payment expense for employees and non-employees of $445,000 ($0.17 per common unit), $117,000 ($0.04 per common unit) and $6,000 ($0.00 per common unit) for the years ended December 31, 2008, 2009 and 2010, respectively, under the fair-value provisions of ASC 718.

Allowance for doubtful accounts — The carrying value of trade accounts receivable is based on estimated fair value. The determination of fair value is subject to management’s judgments and is based on estimates that management is required to make. Those estimates are made based on the creditworthiness of customers and payment history. The Partnership has made no provisions for doubtful accounts since its inception.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Central Energy GP LLC,
General Partner of Central Energy Partners LP

We have audited the accompanying consolidated balance sheets of Central Energy Partners LP and its subsidiaries (Central) as of December 31, 2008, 2009 and 2010, and the related consolidated statements of operations, Partners’ Capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of Central’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central as of December 31, 2008, 2009 and 2010, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2010 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Central will continue as a going concern. As discussed in note L to the consolidated financial statements, conditions exist which raise substantial doubt about Central’s ability to continue as a going concern due to its insufficient cash flow to pay its current debt obligations and contingencies as they become due. Management’s plans in regard to these matters are also described in note L. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to continue in existence.

/s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
April 14, 2011

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

ASSETS

	2008	2009	2010
Current Assets
Cash	$186,000	$81,000	$571,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2008, 2009 and 2010)	749,000	583,000	758,000
Deferred tax assets	55,000	43,000	44,000
Prepaid expenses and other current assets	537,000	269,000	725,000
Assets of discontinued operations	36,239,000	-	-
Total current assets	37,766,000	976,000	2,098,000
Property, plant and equipment – net	5,528,000	5,000,000	4,466,000
Other non-current assets	14,000	-	-
Goodwill	5,121,000	3,941,000	3,941,000
Total assets	$48,429,000	$9,917,000	$10,505,000

LIABILITIES AND PARTNERS’ CAPITAL

	2008	2009	2010
Current Liabilities
Current maturities of long-term debt	$744,000	$3,890,000	$3,370,000
Short-term debt	5,875,000	675,000	-
Due to affiliates	778,000	2,689,000	91,000
Accounts payable	1,149,000	1,568,000	1,140,000
Taxes payable	921,000	782,000	414,000
Accrued liabilities	1,487,000	1,702,000	1,628,000
Liabilities of discontinued operations	28,323,000	-	-
Total current liabilities	39,277,000	11,306,000	6,643,000
Long-term debt obligations	-	-	-
Commitments and contingencies
Deferred income taxes	1,953,000	1,320,000	1,573,000
Partners’ Capital
Common Units	7,054,000	(2,655,000)	2,243,000
General Partner’s equity	145,000	(54,000)	46,000
Total partners’ capital	7,199,000	(2,709,000)	2,289,000
Total liabilities and partners’ capital	$48,429,000	$9,917,000	$10,505,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010
Revenues	$8,574,000	$6,939,000	$6,348,000
Cost of goods sold	6,436,000	5,316,000	4,794,000

Gross profit	2,138,000	1,623,000	1,554,000
Selling, general and administrative expenses and other
Legal and professional fees	1,373,000	1,230,000	200,000
Salaries and payroll related expenses	1,613,000	780,000	713,000
Other	1,775,000	1,328,000	1,311,000
	4,761,000	3,338,000	2,224,000
Operating loss from continuing operations	(2,623,000)	(1,715,000)	(670,000)
Other income (expense)
Forfeiture of deposit	-	250,000	-
Interest expense	(809,000)	(641,000)	(518,000)
Interest income	1,000	-	-
Settlement of liabilities	-	-	2,308,000
Income (loss) from continuing operations before taxes	(3,431,000)	(2,106,000)	1,120,000
(Provision) benefit for income taxes	(66,000)	980,000	19,000
Net (loss) income from continuing operations	(3,497,000)	(1,126,000)	1,139,000
Discontinued operations:
Net (loss) from operations of oil and gas properties	(2,715,000)	(2,685,000)	-
Loss on disposal of oil and gas properties and related equipment	-	(6,216,000)	-
Net (loss) from discontinued operations	(2,715,000)	(8,901,000)	-
Net (loss) income	$(6,212,000)	$(10,027,000)	$1,139,000

Net income (loss) allocable to the partners	$(6,212,000)	$(10,027,000)	$1,139,000
Less General Partner’s interest in net income (loss)	(124,000)	(200,000)	23,000
Net income (loss) allocable to the common units	$(6,088,000)	$(9,827,000)	$1,116,000

Net income (loss) from continuing operations per common unit	$(1.32)	$(0.37)	$0.24
Net loss from discontinued operations per common unit	(1.02)	(2.91)	-
Net income (loss) income per common unit	$(2.34)	$(3.29)	$0.24

Weighted average common units outstanding	2,599,168	2,997,422	4,711,177

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Common Units
	Units	Amount	General Partner	Total Partners’ Capital

Balance as of December 31, 2007	2,429,206	$11,311,000	$230,000	$11,541,000

Net loss	-	(6,088,000)	(124,000)	(6,212,000)
Issuance of equity	333,257	3,476,000	72,000	3,548,000
Registration costs	-	(307,000)	(6,000)	(313,000)
Cash distribution to partners	-	(1,916,000)	(39,000)	(1,955,000)
Contribution from the General Partner	-	116,000	2,000	118,000
Unit-based compensation	-	436,000	9,000	445,000
Other	-	26,000	1,000	27,000

Balance as of December 31, 2008	2,762,463	7,054,000	145,000	7,199,000

Net loss	-	(9,827,000)	(200,000)	(10,027,000)
Cancelation of unvested stock grant	-	(132,000)	(3,000)	(135,000)
Unit-based compensation	-	115,000	2,000	117,000
TCW Blocker Settlement	400,000	147,000	3,000	150,000
Other	-	(12,000)	(1,000)	(13,000)

Balance as of December 31, 2009	3,162,463	(2,655,000)	(54,000)	(2,709,000)

Net profit (loss)	-	1,116,000	23,000	1,139,000
Sale of equity to Central Energy LP, net of transaction costs	12,724,019	3,629,000	74,000	3,703,000
Contribution from the General Partner	-	147,000	3,000	150,000
Unit-based compensation	-	6,000	-	6,000

Balance as of December 31, 2010	15,886,482	$2,243,000	$46,000	$2,289,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2008	Year ended December 31, 2009		Year ended December 31, 2010
Cash flows from operating activities:
Net income (loss)	$(6,212,000)	$	(10,027,000)	$1,139,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation depletion and amortization	2,158,000		1,476,000	677,000
Unit-based payment expense	445,000		117,000	6,000
Amortization of loan discount related to detachable warrants issued	72,000		6,000	-
Beneficial conversion	18,000		-	-
Disposal of oil & gas properties and related equipment	-		6,216,000	-
Loss on sale of remaining LPG – related assets	351,000		-	-
Gain on sale of assets	(20,000)		-	-
Gain on forfeiture of deposits	-		(200,000)	-
Settlement of obligations	-		-	( 2, 308,000)
Other	(25,000)		-	-
Changes in current assets and liabilities:
Trade accounts receivable	(216,000)		913,000	(176,000)
Prepaid and other current assets	(5,000)		142,000	(503,000)
Trade accounts payable	365,000		(1,089,000)	247,000
Due to/from affiliates, net	431,000		1,911,000	(1,186,000)
Accrued liabilities and other	1,201,000		2,509,000	98,000
Deferred income taxes – non current	-		(632,000)	206,000
U.S. and foreign taxes payable	303,000		(138,000)	(324,000)
Net cash (used in) provided by operating activities	(1,134,000)		1,204,000	(2,124,000)
Cash flows from investing activities:
Capital expenditures	(3,858,000)		(416,000)	(143,000)
Reduction of costs to acquire Regional	-		317,000	-
Cash associated with disposal of oil & gas properties	(106,000)		(109,000)	-
Other non-current assets	(14,000)		9,000	-
Net cash (used in) by investing activities	(3,978,000)		(199,000)	(143,000)
Cash flows from financing activities:
Issuance of equity, net	2,774,000		-	3,703,000
Cash distributions to partners	(1,955,000)		-	-
Issuance of debt	-		250,000	200,000
Capital contributions	118,000		-	150,000
Payment of debt	(350,000)		(1,360,000)	(1,296,000)
Short term debt	1,575,000		-	-
Cost of registration	(314,000)		-	-
Net cash provided by financing activities	1,848,000		(1,110,000)	2,757,000
Net increase (decrease) in cash	(3,264,000)		(105,000)	490,000
Cash at beginning of period	3,450,000		186,000	81,000
Cash at end of period	$186,000		$81,000	$571,000
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,468,000		$329,000	$249,000
U.S. and foreign taxes	$-		$-	$87,000
Supplemental disclosures of noncash transactions:
Settlement related to Sellers’ Note	$-		$862,000	$-
Unit based compensation	$445,000		$8,000	$-
Units issued for compensation and penalties	$774,000		$-	$-
Beneficial conversion feature	$18,000		$-	$-
Exchange of assets for note reduction	$100,000		$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION

Central Energy Partners LP, formerly known as Rio Vista Energy Partners L.P. (Central), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Central and (iii) distributed all of its limited partnership interests (Common Units) in Central to its common stockholders (Spin-Off), resulting in Central becoming a separate public company. The Common Units represented 98% of Central’s outstanding capital and 100% of Central’s limited partnership interests. The remaining 2% represented the General Partner interest. The General Partner is Central Energy GP LLC, formerly known as Rio Vista GP, LLC (General Partner) (see note I — General Partner Interest) and was 75% owned by Penn Octane and Penn Octane had 100% voting control over the General Partner pursuant to a voting agreement with the other owner of the General Partner. Common Unitholders do not participate in the management of Central. The General Partner is entitled to receive distributions from Central on its General Partner interest and additional incentive distributions (see Liquidity and Capital Resources — Distributions of Available Cash) as provided in Central’s partnership agreement. The General Partner has sole responsibility for conducting Central’s business and for managing Central’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Central’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Central’s behalf.

The General Partner owns a 2% general partner interest in Central. On November 17, 2010, Central, Penn Octane and Central Energy, LP, as successor in interest to Central Energy LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement, as amended (see note H).  At closing, Central sold the 12,724,019 Common Units to Central Energy, LP and Penn Octane sold 100% of the limited liability company interests in the General Partner to Central Energy, LP for $149,709. As a result, Penn Octane no longer has any interest in the General Partner or any control over the operations of Central.

LPG Business

In August 2006, Central completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne Product Services Inc. and its affiliates (TransMontaigne), including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all LPG inventory.  In December 2007, Central completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, Central no longer operates the assets associated with the LPG business it had historically conducted.

Transportation and Terminaling Business

In July 2007, Central acquired the business of Regional Enterprises, Inc. (Regional). The principal business of Regional is storage, transportation and railcar trans-loading of bulk liquids, including chemical and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10,400,000 gallons of available storage. Regional also receives product from a rail spur which for trans-loading of chemical and petroleum liquids to its fleet of tanker trailers for delivery throughout the mid-Atlantic region.

For the fiscal year ended December 31, 2010, Suffolk Sales, Noble Oil Services and General Chemical Corporation accounted for approximately 23%, 14% and 10% of Regional’s revenues, respectively, and approximately 14.4%, 11.5% and 7.5% of Regional’s accounts receivable, respectively, with no other individual customer accounting for more than 10% of Regional’s revenues and accounts receivable.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE A — ORGANIZATION - Continued

Transportation and Terminaling Business - Continued

The accompanying consolidated balance sheets includes goodwill in the amount of $5,121,000 at December 31, 2008 and $3,941,000 at December 31, 2009 and 2010 resulting from the acquisition (see note G)

Oil and Gas Business

On November 19, 2007, Rio Vista Penny LLC, completed the purchase of assets from G M Oil Properties, Inc., an Oklahoma corporation (GM Oil), and Penny Petroleum Corporation, an Oklahoma corporation (Penny Petroleum) pursuant to which the Partnership acquired real and personal property interests in certain oil and gas properties located in Haskell, McIntosh and Pittsburg counties in Oklahoma, including all of the outstanding capital stock of MV Pipeline Company, an Oklahoma corporation (MV). In addition, on November 19, 2007, Rio Vista GO, LLC (Rio Vista GO), an indirect, wholly-owned subsidiary of the Partnership, acquired all of the membership interests of GO, LLC, an Oklahoma limited liability company (GO). GO operates an oil and gas pipeline business located in Haskell and Pittsburg Counties, Oklahoma. The assets of GM Oil, Penny Petroleum and GO are collectively referred to as the “Oklahoma Assets.”

The Oklahoma Assets were acquired in part using the proceeds from a $30,000,000 credit facility (see note F).  In addition to using the proceeds from the TCW Credit Facility, Rio Vista Penny issued 45,998 Common Units of Central and a $500,000 promissory note to Gary Moores, a shareholder of Penny Petroleum, as partial consideration for the assets of Penny Petroleum (see note F).

As a result of the Settlement Agreement which is more fully discussed in note F, the entire equity interest of Central in entities which held the Oklahoma Assets was transferred to TAMCO and TCW Blocker. Central no longer has any interest in the Oklahoma Assets or any other leased oil and gas properties or pipeline gathering assets.

The settlement constituted a disposal of a business in accordance with ASC 360. Accordingly, the financial statements reflect the results associated with the operations of the Oklahoma Assets prior to the Settlement as discontinued operations in the accompanying financial statements.  The Oklahoma Assets and related liabilities are classified separately in the accompanying balance sheets.  Revenues included in loss from operations of oil and gas properties was $5,247,000 and $969,000 for  the years ended December 31, 2008 and 2009.

Central is currently engaged in the storage and transportation of refined petroleum products and petrochemicals. It currently provides liquid bulk storage, trans-loading and transportation services for petrochemicals and petroleum products through Regional. Central’s strategy is to acquire midstream assets, which include oil and gas gathering and transmission systems, processing facilities, and storage and transportation capabilities to complement its existing assets and expand geographically.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Central and its only operating subsidiary, Regional Enterprises, Inc. Non-operating subsidiaries are all wholly-owned and include Rio Vista Operating Partnership L.P. and Rio Vista Operating GP LLC.  The Oklahoma Assets have been categorized as discontinued operations in the consolidated financial statements for the years ended December 31, 2008 and 2009.  Central and its subsidiaries are collectively referred to as the Company.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  ASU 2010-06 amended Accounting Standards Codification (ASC) 820, “Fair Value Measurements (ASC 820), to require additional disclosures regarding fair value measurements.  One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements of recurring Level 3 measurements.  Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010.  The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and results of operations and is not yet in a position to determine such effects.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events:  Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09), which amends ASU 855, “Subsequent Events” (ASC 855).  The update provides that Securities and Exchange Commission (SEC) filers, as defined in ASU 2010-08, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued.  The Company adopted ASU 2010-09 upon issuance.  This update had no material impact on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will not be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.   The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The Company believes the adoption of this new guidance will not have a material impact on its financial statements.

FASB “Accounting Standards Codification” (the Codification)

The Codification (ASC) is the single source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB, to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants.  The Codification became effective for interim and annual periods ending after September 15, 2009 and superseded all previously existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative.  All of the Company’s references to GAAP now use the specific Codification Topic or Section rather than prior accounting and reporting standards.  The Codification did not change existing GAAP and therefore, did not affect the Company’s financial position or results of operations.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations.

2. Income Taxes

Central is a public limited partnership and is not subject to federal or state income taxes.

Regional is taxed as a U.S. corporation. Regional accounts for deferred taxes in accordance with ASC 740.  Under the liability method specified therein, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and income tax purposes are asset cost basis differences and depreciation.   A valuation allowance is provided when it is determined that it is more likely than not that a portion of a deferred tax asset balance will not be realized.

3. (Loss) Income Per Common Unit

Net (loss) income per Common Unit is computed on the weighted average number of Common Units outstanding in accordance with ASC 260. During periods in which Central incurs losses from continuing operations, giving effect to common unit equivalents is not included in the computation as it would be antidilutive.

4. Cash Equivalents

For purposes of the cash flow statement, the Company considers cash in banks and securities purchased with a maturity of three months or less to be cash equivalents.

5. Use of Estimates

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6. Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their carrying value as reflected in the accompanying consolidated balance sheets due to (i) the short-term nature of financial instruments included in the current assets and liabilities or (ii) for non-short term financial instruments, the recording of such financial instruments at fair value.

7. Unit-Based Payment

Central may issue warrants to purchase Common Units to non-employees for goods and services and to acquire or extend debt. Central applies the provisions of ASC 718 to account for such transactions. ASC 718 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the warrants is used to account for such transactions.

Central utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, Central adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  Central recorded unit-based payment expense for employees and non-employees of $445,000 ($0.17 per common unit), $117,000 ($0.04 per common unit) and $6,000 ($0.00 per common unit) for the years ended December 31, 2008, 2009 and 2010, respectively, under the fair-value provisions of ASC 718.

8. Revenue Recognition

Records revenue for storage, transportation and trans-loading as the services are performed and delivery occurs. Revenues are recorded based on the following criteria:

(1)	Persuasive evidence of an arrangement existed and the price is determined

(2)	Delivery occurred

(3)	Collectability is reasonably assured

9. Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current presentation.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

10. Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are accounted for at fair value. Trade accounts receivable do not bear interest and are short-term in nature. An allowance for doubtful accounts for trade accounts receivable is established when the fair value is less than the carrying value. Trade accounts receivable are charged to the allowance when it is determined that collection is remote.

11. Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Company accounts for environmental contingencies in accordance with ASC 450.   Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the years ended December 31, 2008, 2009 and 2010, the Company had no environmental contingencies requiring specific disclosure or the recording of a liability.

12. Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410. In accordance with ASC 410, estimated asset retirement costs are recognized when the obligation is incurred, and are amortized over proved developed reserves using the units of production method. Asset retirement costs are estimated by the Company using existing regulatory requirements and anticipated future inflation rates. The Company had no estimated asset retirement obligations at December 31, 2008, 2009 or 2010.

13. Segment Information

The Company reports segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company had only one operating segment (transportation and terminaling business) during the three years ended December 31, 2010.  The following are amounts related to the transportation and terminaling business included in the accompanying financial statements for the years ended December 31,:

	2008	2009	2010

Revenue from external customers	$8,568,000	$6,776,000	$6,323,000
Interest expense	$(931,000)	$628,000	$501,000
Depreciation and amortization	$994,000	$870,000	$677,000
Income tax (expense) benefit	$(66,000)	$980,000	$19,000
Net income (loss)	$(36,000)	$(727,000)	$(35,000)
Total assets	$12,295,000	$10,357,000	$10,116,000

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

14. Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of ASC 820, “Fair Value Measurements” (ASC 820), for financial assets and financial liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure about fair value measurements.  ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 Inputs – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 Inputs – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In February 2008, ASC 820 was modified to delay the effective date for applying fair value measurement disclosures for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 18, 2008.  The implementation of this provision of ASC 820 for these assets and liabilities effective January 1, 2009, did not affect the Company’s financial position or results of operations but did result in additional disclosures.

In August 2009, the FASB modified ASC 820 to address the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques:  (i) a valuation technique that used the quoted price of the identical liability which traded as an asset, or the quoted prices for similar liabilities or similar liabilities when traded as assets; or (ii) another valuation technique that is consistent with ASC 820.  The FASB also clarified that when estimating the fair value of the liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This modification also clarified that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance, the adoption of which the fourth quarter of 2009 did not affect the Company’s financial position or results of operations.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

15. Subsequent Events

In May 2009, ASC 855 was issued, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, guidance was provided regarding (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occur after the balance sheet date.  The provisions of ASC 855 are to be applied prospectively and are effective for interim or annual financial periods ending after June 15, 2009.  The adoption of the provisions of ASC 855 in the second quarter of 2009 did not affect the Company’s financial position or results of operations but did result in additional disclosures.

The Company has evaluated subsequent events that occurred after December 31, 2010 through the filing of this Form 10-K.  Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Company’s financial statements.

16. Business Combinations

Effective January 1, 2009, the Company adopted the new provisions of ASC 805, “Business Combinations”(ASC 805), which address the recognition and measurement of (i) identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquire, and (ii) goodwill acquired or gain from a bargain purchase.  In addition, acquisition-related costs are accounted for as expenses in the period in which the costs are incurred and the services are received.

Management is required to address the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period.  If the acquisition date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met.  A systematic and rational basis for subsequently measuring and accounting for the assets or liabilities is required to be developed depending on their nature.

17. Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Under ASC 350, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company performs an annual impairment test for goodwill in the fourth quarter of each calendar year.  No impairment charges were incurred during the years ended December 31, 2008, 2009 and 2010.

18. Concentration of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in different financial institutions.  Balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution.  At December 31, 2010, the Company had approximately $252,000 of cash balances in financial institutions in excess of such insurance.  Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of customers.  The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE C — LOSS PER COMMON UNIT

The following tables present reconciliations from net income (loss) from continuing operations per Common Unit to income (loss) from continuing operations per Common Unit assuming dilution (see note I for the warrants):

	For the year ended December 31, 2008
	Loss (Numerator)	Units (Denominator)	Per-Unit Amount
Net loss from continuing operations available to the Common Units	$(3,427,000)
Basic EPS
Net loss available to the Common Units	(3,427,000)	2,599,168	$(1.32)
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net loss available to the Common Units	N/A	N/A	N/A

	For the year ended December 31, 2009
	Loss (Numerator)	Units (Denominator)	Per-Unit Amount
Net loss from continuing operations available to the Common Units	$(1,103,000)
Basic EPS
Net loss available to the Common Units	(1,103,000)	2,997,422	$(0.37)
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net loss available to the Common Units	N/A	N/A	N/A

	For the year ended December 31, 2010
	Income (Numerator)	Units (Denominator)	Per-Unit Amount
Net income from continuing operations available to the Common Units	$1,116,000
Basic EPS
Net income available to the Common Units	1,116,000	4,711,177	$0.24
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net income available to the Common Units	1,116,000	4,711,177	$0.24

NOTE D — 401K

Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) Plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee contributions. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional accrued discretionary contributions for the years ended December 31, 2009 and 2010 in the amounts of $25,000 and $24,000, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE E — PROPERTY, PLANT AND EQUIPMENT

	December 31, 2008	December 31, 2009	December 31, 2010

Land	$237,000	$512,000	$512,000
Terminal and improvements	4,084,000	4,156,000	4,283,000
Automotive equipment	2,644,000	2,650,000	2,666,000
	6,965,000	7,318,000	7,461,000
Less: accumulated depreciation and amortization	(1,437,000)	(2,318,000)	(2,995,000)
	$5,528,000	$5,000,000	$4,466,000

Depreciation expense of property, plant and equipment from operations totaled $1,489,000, $870,000 and $677,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

NOTE F — DEBT OBLIGATIONS

	December 31, 2008	December 31, 2009	December 31, 2010
Short-term debt obligations were as follows:
RZB Note	$5,000,000	$-	$-
Moores Note	300,000	300,000	-
Richter Note Payable	575,000	375,000	-
	$5,875,000	$675,000	$-
Long-term debt obligations were as follows:
Sellers’ Note — Regional	$744,000	$-	$-
RZB Note	-	3,890,000	3,370,000
	744,000	3,890,000	3,370,000
Less current portion	744,000	3,890,000	3,370,000
	$-	$-	$-

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE F — DEBT OBLIGATIONS - Continued

RZB Note

In connection with the acquisition of Regional during July 2007, Central funded a portion of the acquisition through a loan of $5,000,000 (RZB Note) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (RZB), dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, Central entered into a third amendment to the RZB Note (Third Amendment). Under the terms of the Third Amendment, the maturity date of the RZB Note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, was required to be in excess of $3,300,000. In addition, the Third Amendment required Central to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane agreed to loan Central the $1,000,000 of cash collateral held by RZB for purpose of making the required payment described above.

During February 2009, Central entered into a fourth amendment to the RZB Note which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, Central entered into a fifth amendment to the RZB Note which extended the maturity date of the RZB Note through April 30, 2009.  The RZB Note was not paid on April 30, 2009.

In June 2009, Central, Penn Octane, Regional and RVOP entered into a Sixth Amendment, Assumption of Obligations and Release Agreement with RZB. As a result of this amendment, Regional replaced Central as the borrower on the loan agreement, and Penn Octane and RVOP were released from their respective obligations under their respective security agreements and as guarantors of the obligations under the RZB Loan Agreement. The maturity date of the RZB Note is now April 30, 2012, with Regional required to make monthly principal payments of $120,000 plus interest through March 2012 and $186,000 during April 2012. Under the terms of the sixth amendment, Regional can distribute up to $100,000 per month to Central provided there are no events of default and required monthly principal payments have been made. Regional is required to maintain a consolidated net worth, plus subordinated debt in excess of $2,600,000.

On March 25, 2010, Regional received a “notice of default and reservation of rights” (Default Notice) from RZB in connection with the RZB Note.  The Default Notice was the result of Regional’s failure to make the February 2010 principal payment required under Section 2.4(b) of the RZB Note in the amount of $60,000.

On May 25, 2010, Regional and RZB entered into a Seventh Amendment (Seventh Amendment) in connection with the RZB Loan Agreement. Under the terms of the Seventh Amendment, the maturity date of the RZB note was extended until May 31, 2014 and monthly principal amortization requirements were adjusted as follows:

May 2010 through April 2011   $50,000 Monthly amortization

May 2011 through April 2012   $70,000 Monthly amortization

May 2012 through April 2013   $90,000 Monthly amortization

May 2013 through April 2014   $100,000 Monthly amortization

May 2014 $50,000

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE F — DEBT OBLIGATIONS - Continued

RZB Note - Continued

Under the terms of the Seventh Amendment, Regional was required to provide audited financial statements of Regional for the year ended December 31, 2009 by September 30, 2010 and subsequent annual audited financial statements of Regional within 90 days after the end of each subsequent annual year end.  In addition, the Seventh Amendment included additional restrictive covenants related to change in control, change in management and distributions of cash.

On August 9, 2010, Regional received a “notice of default and reservation of rights” (Default Notice 2) from RZB in connection with the RZB Note. The Default Notice 2 was the result of Regional’s failure to pay, in accordance with Section 5.5 of the RZB Loan Agreement, federal income taxes owing to the Internal Revenue Service (“IRS”) to which certain penalties had accrued and the failure of Regional to provide the June 2010 monthly financial statements as prescribed under the RZB Loan Agreement.  Regional cured the event of default by entering into the IRS Installment Agreement (see note H) and providing the June 30, 2010 financial statements to RZB.

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (Eighth Amendment) in connection with the RZB Loan Agreement. Under the terms of the Eighth Amendment, the RZB Loan Agreement was amended to provide for the ability of Central Energy LP to replace Penn Octane as the owner of the General Partner upon consummation of the Securities Purchase and Sale Agreement (see note I) and makes it an event of default under the RZB Note if (i) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interest of Central Energy, LP, the parent of Central or (ii) Central Energy LP ceases to own or control at least 51% of the membership interests of  the General Partner.

In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and Central delivered to RZB a pledge of the outstanding capital stock of Regional.

Per the loan agreement with RZB, failure to provide the audited financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the note immediately due and payable.  Regional has not provided the audited financial statements to RZB for either of the years ended in 2009 or 2010.  RZB has neither waived the violation nor notified Regional of the event of default.  However, since the RZB Note could be called any time after September 30, 2010, in accordance with ASC 470, the Company has reclassified the RZB Note as current in the accompanying financial statements for the years 2009 and 2010.

Moores Note

In connection with the purchase of the Penny Assets, Central issued a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (Moores Note) payable to Gary Moores on May 19, 2008. Under the terms of the Moores Note, beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into Common Units of Central which option was not exercised and expired on May 19, 2008. The Moores Note was not paid upon maturity.

On June 27, 2008, the Moores Note was amended (Amended Moores Note). In connection with the Amended Moores Note, Central made a principal payment of $100,000, plus accrued interest through that date and the maturity date of the remaining principal balance was extended to November 19, 2008. In addition, the interest rate on the remaining balance of the Moores Note was increased to 10% per annum. Simultaneously with the amendment of the Moores Note, Penny agreed to the sale and transfer of certain goods and chattels to Gary Moores in exchange for $100,000 which was paid through a credit against the outstanding principal balance due under the Moores Note and Penny also received from a company owned by Gary Moores, a used vehicle with nominal value, to be used by Penny for general operations. The Amended Moores Note was not paid upon maturity. In November 2008, Gary Moores filed a civil action against Central as a result of the non-payment (Civil Action).

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE F — DEBT OBLIGATIONS - Continued

Moores Note - Continued

On January 20, 2009, the Moores Note was once again amended (Second Amended Moores Note). In connection with the Second Amended Moores Note, Central agreed to make monthly principal payments of $12,500 plus interest beginning May 10, 2009 and to continue such payments for 5 consecutive months. Each month thereafter, Central is required to make principal payments of $37,500 plus interest until all amounts due and payable have been paid. In addition, in connection with the Second Amended Moores Note, Gary Moores agreed to dismiss the Civil Action. The May 10, 2009 principal payment was not made. On July 7, 2009, Mr. Moores filed a new lawsuit seeking payment of $300,000 in the District Court in McIntosh County, Oklahoma. The suit was dismissed without prejudice by Gary Moores on November 20, 2010 with Central paying Mr. Moores $200,000.

Richter Note Payable

On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Central $575,000 in exchange for a promissory note issued by Central, guaranteed by Penn Octane (Richter Note Payable) and collateralized by the assets of Central, subject to the consent of RZB and TCW. Under the terms of the Richter Note Payable, Central was required to repay the Richter Note Payable on the earlier of (1) the six (6) month anniversary of the Richter Note Payable, which date was extended to November 15, 2008 or (ii) the sale of all or substantially all of the assets of Central. The Richter Note Payable was not paid on November 15, 2008. The Richter Note Payable accrued interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.

On July 29, 2009, Mr. Jerome Richter, a former director of Penn Octane entered into a letter of intent with Central for the purchase of all the shares of stock in Regional (Regional LOI).  Under the terms of the Regional LOI, Mr. Richter was required to provide a $50,000 deposit and a pledge of $200,000 of amounts owed by Central under the Richter Note Payable (Deposits).  The Deposits were to be applied against the purchase price if the transaction was consummated.  The transaction was not completed and Mr. Richter forfeited the right to receive the Deposits.  As a result Central recorded a gain from the forfeiture of the deposits of $250,000 during the fourth quarter of 2009 and the principal amount due under the Richter Note Payable was reduced to $375,000.

On March 30, 2010, Central and Penn Octane Corporation entered into a settlement agreement with Mr. Richter and JBR Capital Resources Inc., a company owned by Mr. Richter whereby Central agreed to pay Mr. Richter a total sum of approximately $598,000 in full satisfaction of all amounts owing to Mr. Richter and/or JBR Capital Resources Inc. in connection with the Richter Note Payable and the Consulting Agreement (see note J).  In addition, Penn Octane’s guaranty of Central’s obligations under the Richter Note Payable was reduced to $440,000.  In addition, Mr. Richter transferred his 25% interest in Central Energy GP LLC to Penn Octane in connection with the consummation of the transaction with Central Energy LP as provided for in the settlement agreement.  In connection with the settlement, Central was required to make a payment of $20,000 with the signing of the settlement agreement and each of the parties provided releases to each other.

In connection with the settlement agreement, all amounts owing to Richter and the related parties under the terms of a Confidential Settlement Agreement and General Release of Claims dated March 30, 2010, as amended, including the Richter Note Payable, were paid on November 17, 2010.  In connection with the settlement, Central expensed an additional $127,000 during the quarter ended March 31, 2010.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE F — DEBT OBLIGATIONS - Continued

TCW Credit Facility

The Oklahoma Assets were acquired using the proceeds of a $30,000,000 senior secured credit facility made by TCW Asset Management Company (TAMCO), as agent, and TCW Energy Fund X Investors, as holders (TAMCO and TCW Energy Fund X Investors are referred to collectively as TCW), to Rio Vista Penny with a maturity date of August 29, 2010 (TCW Credit Facility). The initial draw under the facility was $21,700,000, consisting of $16,750,000 in assumption of existing indebtedness owed by GM Oil to TCW, $1,950,000 in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest held by an affiliate of TCW, and $3,000,000 to fund the acquisition of the GO membership interests by Rio Vista GO. The TCW Credit Facility was secured by a first lien on all of the Oklahoma Assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement, Assumption Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. Rio Vista ECO LLC, an indirect, wholly-owned subsidiary of Central and the direct parent of Rio Vista Penny and Rio Vista GO (ECO), Rio Vista GO, GO and MV each agreed to guarantee payment of the notes payable under the TCW Credit Facility.

Under the terms of the Note Purchase Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW had the right to demand payment of $2,200,000 of debt (Demand Loan). Beginning May 19, 2008, TCW also had the right to convert the outstanding principal amount of the Demand Loan into Common Units of Central at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. Beginning November 19, 2008, TCW had the right to convert the balance of the debt under the TCW Credit Facility into Common Units of Central at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Central (TCW Warrant). Central has agreed to file with the Securities and Exchange Commission (SEC) a registration statement on Form S-3 covering the Common Units issued pursuant to the TCW Warrant within 90 days following the first exercise of the TCW Warrant.

On September 29, 2008, Rio Vista Penny entered into a First Amendment to the Note Purchase Agreement (First TCW Amendment) with TCW. Under the terms of the First TCW Amendment, TCW agreed to fund Rio Vista Penny an additional $1,000,000 under the TCW Credit Facility for certain APOD costs as described in the First TCW Amendment. In addition, under the terms of the First TCW Amendment, the interest rate under the TCW Credit Facility increased from 10.5% per annum to 12.5% per annum beginning July 1, 2008. Under the terms of the First TCW Amendment, TCW agreed to change the period for which a notice to demand repayment from Central Penny of up to $2,200,000 of indebtedness under the TCW Credit Facility from May 19, 2008 to January 1, 2009 and Rio Vista Penny also agreed to extend the demand repayment option on the $2,200,000 through the date of maturity of the TCW Credit Facility. In addition, under the terms of the First TCW Amendment, TCW has agreed to waive other defaults identified in the First TCW Amendment which either occurred and/or were existing prior to the date of the First TCW Amendment.

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

Rio Vista Penny and TCW entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 principal payment and interest payment due) and other requirements pursuant to the TCW Credit Facility until April 13, 2009 (TCW Waiver). In connection with one of the extensions, TCW agreed to provide Central with 62 days advance written notice to exercise the TCW Warrant, except for up to 400,000 Common Units of Central.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE F — DEBT OBLIGATIONS - Continued

TCW Credit Facility - Continued

On May 21, 2009, Rio Vista Penny received a “notice of events of default – demand for cure” and a “notification of disposition of collateral” from TAMCO in connection with the TCW Credit Facility. In addition, on May 22, 2009, Rio Vista Penny received a “notice of demand and acceleration of indebtedness” from TAMCO in connection with the TCW Credit Facility. These notices are referred to as the “TCW Actions”.

On May 27, 2009, the Company entered into a settlement agreement with TAMCO and TCW Energy X Blocker, L.L.C., a subsidiary of TAMCO (“TCW Blocker”), in connection with the TCW Credit Facility (Settlement Agreement). As part of a full and final settlement of the TCW Actions, TCW assigned its interest in the TCW Credit Facility and the TCW Warrant to TCW Blocker. Under the terms of the Settlement Agreement, and pursuant to the equity foreclosure sale as prescribed under the TCW Actions, the TCW affiliated entities and the Central affiliated entities each agreed to release each of the other parties from all obligations and actions arising under the TCW Credit Facility and the TCW Actions. As consideration for the release of the Central entities by the TCW entities, ECO agreed to surrender to TAMCO all of ECO’s equity interest in Rio Vista Operating LLC. As additional consideration for the parties to enter into the Settlement Agreement, TCW also agreed to forego any right to acquire additional Common Units of the Partnership as provided in the TCW Warrant after adjusting for 400,000 Common Units previously exercised by TAMCO pursuant to the TCW Warrant (the “TCW Common Units”). As part of the settlement, Central entered into a registration rights agreement with TCW Blocker to provide piggyback registration rights with respect to the TCW Common Units and/or cooperate with TCW Blocker in the event TCW Blocker chooses to dispose of the TCW Common Units through an underwritten offering.

As a result of the Settlement Agreement, the entire equity interest of Central in entities which held the Oklahoma Assets was transferred to TAMCO and TCW Blocker. Central no longer has any interest in the Oklahoma Assets or any other leased oil and gas properties or pipeline gathering assets.

Sellers’ Note — Regional

In connection with the Regional acquisition in 2007, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Central recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which was to be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008 and January 27, 2009, the second and third installment was due to be paid. Regional did not make the second or third installment payments as it believes that offsets exist in connection with the acquisition of Regional in excess of the payments. For the years ended December 31, 2008 and 2009, $72,000 and $6,000, respectively, of the discount was amortized.

On August 27, 2009, Central, Regional and the Sellers entered into a settlement agreement (Seller Note Settlement Agreement) in connection with adjustments to the purchase price. As a part of the Seller Note Settlement Agreement, all of the parties agreed to release each other from any remaining obligations and/or potential liabilities arising from the acquisition of Regional by Central. Regional received approximately $317,000 in addition to being released from any further amounts owing on the Sellers’ Note ($750,000) and any other obligations associated with the acquisition that were remaining as of the date of the Seller Note Settlement Agreement in the amount of $112,000.  As a result settlement, and in accordance with ASC 805, goodwill was reduced by $1,179,000.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE G — INCOME TAXES

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for Regional were as follows at:

	December 31, 2008		December 31, 2009		December 31, 2010
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Depreciation (basis difference in fixed assets)	$-	$1,953,000	$—	$1,774,000	$-	$1,602,000
Accrued Expenses	55,000	-	41,000	-	44,000	-
Net operating loss carry-forward	-	-	411,000	-	29,000	-
Other	-	-	2,000	-	-	-
	55,000	1,953,000	454,000	1,774,000	73,000	1,602,000
Less: valuation allowance	-	-	-	-	-	-
	$55,000	$1,953,000	$454,000	$1,774,000	$73,000	$1,602,000

	December 31, 2008	December 31, 2009	December 31, 2010
Net Deferred Tax Assets (Current)	$55,000	$43,000	$44,000
Net Deferred Tax Assets (Non-Current)	—	$411,000	$29,000
Net Deferred Tax Liabilities (Current)	—	—	—
Net Deferred Tax Liabilities (Non-Current)	$1,953,000	$1,774,000	$1,602,000

Tax Expense for Regional, was as follows at:

	December 31, 2008	December 31, 2009	December 31, 2010
Current Tax Expense (Benefit)	$315,000	$(327,000)	$99,000
State Tax Expense	38,000	—	—
Deferred Tax Benefit	(287,000)	(653,000)	(118,000)
Total	$66,000	$(980,000)	$(19,000)

U.S. and State income taxes were entirely associated with the taxable subsidiary of Central – Regional.

Central establishes a valuation allowance on its deferred tax assets when management determines that it is more likely than not to be realized. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. Central adopted FIN 48 effective January 1, 2007.

The tax years that remain open to examination are 2007 to 2010.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE G — INCOME TAXES - Continued

A reconciliation of the U.S. Federal statutory tax rate to Central’s effective tax rate is as follows:

	December 31, 2008	December 31, 2009	December 31, 2010
Net (loss) from continuing operations	$(3,497,000)	$(1,126,000)	$1,139,000
Financial statement (loss) income taxed at partner level	(3,527,000)	(581,000)	1,194,000
Income from Regional	30,000	(1,707,000)	(55,000)
Income tax expense at statutory rate (38%)	11,000	-	-
Reconciling items:		-	-
Permanent differences, other and benefit from NOL	55,000	(980,000)	(19,000)
Income tax expense (benefit)	$66,000	$(980,000)	$(19,000)

Central is taxed as a partnership under Code Section 701 of the Internal Revenue Code. All of Central’s subsidiaries except for Regional are taxed at the partner level, therefore, Central has no U.S. income tax expense or liability. Central’s significant basis differences between the tax bases and the financial statement bases of its assets and liabilities are deferred compensation costs on unexercised options.  The deferred compensation cost for tax purposes is $8,000. Compensation expense may or may not be recognized for tax purposes depending on the exercise of related options prior to their expiration.

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (IRS Installment Agreement) with the Internal Revenue Service (IRS) for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional is required to pay $60,000 upon entering into the IRS Installment Agreement and $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, has been paid in full. In addition to the $384,000, the IRS Installment Agreement provides for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010. The IRS can cancel the IRS Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested.

During 2009, Central allocated expenses (see note H) to Regional for the period from July 28, 2007 to December 31, 2007 and for the years 2008 and 2009.  The amount of the allocated expenses for those periods totaled $1,100,000 and is included in the statement of operations for the year ended December 31, 2009.  Regional intends to amend its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which will eliminate the $198,000 amount referred to above.  The affect on income tax payable and income tax expense of these changes is reflected in 2009.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE G — INCOME TAXES - Continued

Tax Liabilities - Continued

Late Filings and Delivery of Schedules K-1 to Unitholders

Central has failed to file its partnership tax returns for the periods from January 1, 2008 through December 31, 2008 (2008 Tax Year) and January 1, 2009 through December 31, 2009 (2009 Tax Year). It also failed to deliver timely the appropriate Schedules K-1 to Unitholders associated with such taxable periods. Central is in the process of preparing the delinquent returns and Schedules K-1 for the 2008 Tax Year and the 2009 Tax Year.

The Internal Revenue Code of 1986, as amended (Code) provides for penalties to be assessed against taxpayers in connection with the late filing of partnership returns and the failure to furnish timely the required Schedules K-1 to investors. The Code also provides taxpayer relief in the form of reduction and/or abatement of penalties assessed under certain circumstances. The Internal Revenue Service (IRS) has not notified Central of any penalties due for the 2008 or 2009 Tax Years.  Central estimates that the maximum penalty exposure is $2,500,000. Central has accrued $385,000 and $629,000 for the years ended December 31, 2009 and 2010, respectively, as its estimate of penalty exposure related to the failure to file timely.

NOTE H — PARTNERS’ CAPITAL

Private Placement of Common Units

The Common Units represent limited partner interests in Central. The holders of Common Units are entitled to participate in Central’s distributions and exercise the rights or privileges available to limited partners under the partnership agreement. The holders of Common Units have only limited voting rights on matters affecting Central. Holders of Common Units have no right to elect the General Partner or its managers on an annual or other continuing basis. Penn Octane elects the managers of the General Partner. Although the General Partner has a fiduciary duty to manage Central in a manner beneficial to Central and its Unitholders, the managers of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Central Energy LLC. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding Common Units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of Unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes. In addition, the partnership agreement contains provisions limiting the ability of holders of Common Units to call meetings or to acquire information about Central’s operations, as well as other provisions limiting the holders of Common Units ability to influence the manner or direction of management.

On March 7, 2008, the Board of Directors of the General Partner approved the grant of a unit bonus of 8,812 Common Units under Central’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The amount of units granted was based on the average of the high and low sale prices for Common Units as reported by the NASDAQ Stock Market on March 7, 2008.

On March 7, 2008, options to acquire 61,875 Common Units were exercised by holders of such options. Total proceeds received from the exercises were $774,000. In addition, on March 7, 2008, options to acquire 15,625 Common Units were exercised by a holder through the offset of a severance obligation in connection with that employee’s termination.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE H — PARTNERS’ CAPITAL - Continued

Private Placement of Common Units - Continued

On May 28, 2008, the Partnership and Strategic Growth International (“SGI”), entered into a one year consulting agreement whereby SGI has agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, the Partnership granted SGI an option to purchase 50,000 Common Units at an exercise price of $12.00 per Common Unit. The option expired three years from the date of issuance. Total cost recorded at the grant date was $161,000. As a result of the aforementioned cancellation, the number of Common Units issuable upon exercise of the option was reduced to 25,000.

During June 2008, the Board of Managers  of the General Partner approved an employment agreement with an officer of the General Partner. Under the terms of the employment agreement, the officer was entitled to receive a grant of 30,000 restricted Common Units under Central’s 2005 Equity Incentive Plan in accordance with the following vesting schedule: 5,000 Common Units after the officer has been employed for six months, another 5,000 Common Units after one year of employment, another 10,000 Common Units after two years of employment and another 10,000 Common Units after three years of employment. The Common Units were granted on October 17, 2008. Total compensation cost recorded under the aforementioned grant was approximately $205,000 of which $34,000 was expensed during the year ended December 31, 2008.  This officer is no longer employed by the General Partner.  In connection with his departure, 20,000 of the unvested common units were cancelled.

On July 23, 2008, a total of 6,378 Common Units were issued to CEOcast in connection with a consulting agreement. Based on the closing price of the Common Units on July 22, 2008, the total amount recorded as an expense on the issuance date was $80,000.

On July 23, 2008, the Board of Directors authorized the issuance and sale by Central of 197,628 of Common Units to Penn Octane at $10.12 per unit, and Penn Octane’s Board of Directors authorized its purchase of such Common Units at that price, for an aggregate price of approximately $2,000,000. The price per unit was the closing price for the Common Units on May 30, 2008 as reported by the Nasdaq Global Market.

On October 17, 2008, Central issued an aggregate of 12,939 Common Units in satisfaction of liquidated damages due to Standard General Fund I arising from the terms of a Registration Rights Agreement dated December 3, 2007. The Registration Rights Agreement was executed by Central as a portion of the consideration for the purchase of 355,556 Common Units by Standard General for $11.25 per Common Unit in a private placement. The Registration Rights Agreement obligated Central to file a shelf registration statement with the SEC within 90 days after the close of the sale of the Common Units in the private placement to permit a public resale of the Common Units from time to time. Central agreed to use its best efforts to cause the registration to become effective on or before the filing of Central’s Form 10-K for the year ended December 31, 2007 but no later than April 14, 2008. Central filed the registration statement on February 13, 2008, which was declared effective by the SEC on August 1, 2008. Under the terms of the Registration Rights Agreement, Central was obligated to pay liquidated damages to Standard General for the period of time that the registration statement was not declared effective beginning April 14, 2008. As a result, Central owed Standard General $144,000 and, in lieu of a cash payment, Central issued the 12,939 Common Units in full satisfaction of the obligation.

On May 27, 2009, the Partnership and ECO entered into a settlement agreement with TAMCO and TCW Energy X Blocker, L.L.C., a subsidiary of TAMCO (“TCW Blocker”), in connection with the TCW Credit Facility (the “Settlement Agreement”) As additional consideration for the parties to enter into the Settlement Agreement, TCW also agreed to forego any right to acquire additional Common Units of the Partnership as provided in the TCW Warrant after adjusting for 400,000 Common Units previously exercised by TAMCO pursuant to the TCW Warrant (the “TCW Common Units”). As part of the settlement, the Partnership entered into a registration rights agreement with TCW Blocker to provide piggyback registration rights with respect to the TCW Common Units and/or cooperate with TCW Blocker in the event TCW Blocker chooses to dispose of the TCW Common Units through an underwritten offering.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE H — PARTNERS’ CAPITAL - Continued

Private Placement of Common Units - Continued

On November 17, 2010, Central issued 12,724,019 Common Units to Central Energy LP for $3,950,000 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among Central, Penn Octane Corporation and Central Energy LP.

Approximately $3,400,000 of the proceeds received by Central were used to settle significant portion of Central’s liabilities and contingent claims outstanding against it.  Central utilized $1,200,000 of the proceeds from the transaction to settle all amounts owing to Penn Octane and the General Partner, and $2,200,000 of the proceeds to pay transaction costs and to settle certain outstanding obligations of Central at the time of the sale and for working capital.  As a result of the settlements of liabilities and contingencies, Central recorded gain of $2,308,000 from the settlement of certain existing obligations which is included in other income in the accompanying statement of operations for the year ended December 31, 2010.

General Partner Interest

The General Partner owns a 2% general partner interest in Central. On November 17, 2010, Central, Penn Octane and Central Energy, LP, as successor in interest to Central Energy LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement, as amended. At closing, Central sold the 12,724,019 Common Units to Central Energy, LP and Penn Octane sold 100% of the limited liability company interests in the General Partner to Central Energy, LP for $150,000. As a result, Penn Octane no longer has any interest in the General Partner or any control over the operations of Central.

Central Energy, LP, the sole member of the General Partner, is obligated under its limited partnership agreement to distribute the 30% of the membership interest it holds in the General Partner to its limited partners and 70% to the sole members of the general partner of Central Energy LP.  In addition, the sole members of the general partner of Central Energy, LP are obligated to sell 8.66% of the membership interests in the General Partner to certain limited partners of Central Energy LP.  As a result, Cushing MLP Opportunity Fund I L.P. holdings 25% of the membership interest in the General, Partner and the sole members of the general partner of Central Energy LP each hold 30.67% of the membership interests of the General Partner.

The General Partner generally has unlimited liability for the obligations of Central, such as its debts and environmental liabilities, except for those contractual obligations of Central that are expressly made without recourse to the General Partner.

Distributions of Available Cash

Until December 2010, all Central Unitholders had the right to receive distributions from Central of “available cash” as defined in the partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter.

In 2008, Central made distributions of $1,308,000 to Unitholders and $27,000 to the General Partner for the quarters ended March 21, and June 30, 2008.We have not made any distributions since August 18, 2008 for the quarter ended June 30, 2008.  The amount of the distributions paid through the June 2008 quarterly distribution represented the minimum quarterly distributions required to be made by us pursuant to the Partnership Agreement through that date.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE H — PARTNERS’ CAPITAL - Continued

Distributions of Available Cash - Continued

We do not anticipate making quarterly distributions during the remainder of 2011 since we do not believe we will have cash available for quarterly distributions after paying all operating costs of Central, reimbursing the General Partner for its operating expenses incurred on behalf of Central, and providing for any cash reserve the General Partner believes is appropriate to provide for the proper conduct Central’s business during the next twelve months.

In December 2010, the General Partner and more than a majority in interest of the limited partners holding Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that Central is no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011.  The impact of this amendment is that unitholders are not entitled to receive any “Common Unit Arrearage” or “Cumulative Common Unit Acreages” with respect to the quarter ended September 2008 through the quarter ended September 30, 2010.

In addition to its 2% General Partner interest, the General Partner is currently the holder of incentive distribution rights which entitled the holder to an increasing portion of cash distributions as described in the Partnership Agreement. As a result, cash distributions from Central are shared by the holders of the Common Units and the General Partner interest based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the Common Units as annual cash distributions exceed certain milestones.

NOTE I — UNIT WARRANTS

Options and Warrants

Central has no U.S. employees and is managed by its General Partner. Central applies ASC 718 for options granted to employees and managers of the General Partner and ASC 505 for options issued to acquire goods and services from non-employees.

TCW Warrant

Under the terms of the TCW Credit Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW had the right to demand payment of $2,200,000 of debt (Demand Loan). Beginning May 19, 2008, TCW also had the right to convert the outstanding principal amount of the Demand Loan into Common Units of Central at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. Beginning November 19, 2008, TCW had the right to convert the balance of the debt under the TCW Credit Facility into Common Units of Central at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Central (TCW Warrant). Central also agreed to file with the SEC a registration statement on Form S-3 covering the Common Units issued pursuant to the TCW Warrant within 90 days following the first exercise of the TCW Warrant. On May 27, 2009, Central and ECO entered into the Settlement Agreement with TCW and TCW Blocker, in connection with the TCW Credit Facility. As additional consideration for the parties to enter into the Settlement Agreement, TCW also agreed to forego any right to acquire additional Common Units of Central as provided in the TCW Warrant after adjusting for 400,000 Common Units previously exercised by TCW pursuant to the TCW Warrant (the “TCW Common Units”). As part of the settlement, Central entered into a registration rights agreement with TCW Blocker to provide piggyback registration rights with respect to the TCW Common Units and/or cooperate with TCW Blocker in the event TCW Blocker chooses to dispose of the TCW Common Units through an underwritten offering.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE I — UNIT WARRANTS - Continued

Equity Incentive Plan

On March 9, 2005, the Board of Directors of the General Partner approved the Central 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of Central or the General Partner or any affiliate of Central or the General Partner. The 2005 Plan provides that each outside director of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 Common Units, in an equal amount as determined by the Board of Directors. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan remains available for the grant of awards until March 9, 2015, or such earlier date as the Board of Directors may determine. The 2005 Plan is administered by the compensation committee of the Board of Directors. In addition, the Board of Directors may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the partnership agreement and applicable rules of the NASDAQ National Market, no approval of the 2005 Plan by the Unitholders of Central was required.

On January 23, 2008, the Board of Directors of the General Partner approved the grant of options to purchase a total of 16,250 Common Units under the 2005 Plan to certain outside members of the Board of Directors of the General Partner. The exercise price for the options is $14.42 per unit, which was the average of the high and low sale prices for Central Common Units as reported by the NASDAQ National Market on January 23, 2008. Options granted to outside directors are fully vested on the date of grant and expire five years from the date of grant.

On May 28, 2008, Central and Strategic Growth International (SGI), entered into a one year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, Central granted SGI 50,000 options to purchase Common Units of Central at an exercise price of $12.00 per Common Unit. The option expires three years from the date of issuance. Total cost recorded at the grant date was $161,000. As a result of the aforementioned cancellation, the number of Common Units to be issued upon exercise of the option was reduced to 25,000.

For options granted to non-employees of the General Partner, Central applies the provisions of ASC 505 to determine the fair value of the options issued. No options were granted to non-employees of the General Partner for the years ended December 31, 2008, 2009 and 2010.

The Securities Purchase and Sale Agreement (the Sale Agreement) was entered into in May 2010.  The Sale Agreement was amended several times and on November 17, 2010, the contemplated transaction was closed. As a part of the transaction, Ian T. Bothwell, Chief Executive Officer of Penn Octane, the then Chief Executive Officer of the General Partner and the current Executive Vice President, Chief Financial Officer and Secretary of the General Partner, the then Board of Directors of Penn Octane and/or Mangers of the General Partner Bruce I. Raben, Ricardo Canney, Murray J. Feiwell, Nicholas J. Singer and Douglas L. Manner entered into a Conditional Acceptance of Settlement Offer and Release with Central and the General Partner whereby each of them agreed to the cancellation of all commitments to issue common unit options as partial consideration for releases by Central and the General Partner of any and all claims Central and the General Partner had or might have against such individuals. As a result, no Central common unit options to these individuals were outstanding at December 31, 2010.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE I — UNIT WARRANTS - Continued

Equity Incentive Plan - Continued

A summary of the status of Central’s options for the years ended December 31, 2008, 2009 and 2010 and changes during the years ending on these dates are presented below:

	2008		2009
Options	Shares	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Outstanding at beginning of year	349,094	$10.90	181,667		$$11.41
Granted	66,250	12.59	-		-
Exercised	(61,875)	12.51	-		-
Expired	(171,802)	10.42	(2,500)		$9.77
Outstanding at end of year	181,667	11.41	179,167		$11.44
Options exercisable at end of year	146,685		177,518

			2010
Options			Shares		Weighted Average Exercise Price
Outstanding at beginning of year			179,167		$$11.44
Granted			-		-
Exercised			-		-
Expired			(140,625	)(1)	$10.83
Outstanding at end of year			38,542		$13.64
Options exercisable at end of year			38,542

(1)
Represents options surrendered by former directors and the executive officer of the General Partner in connection with the sale of the 12,724,019 newly issued Common Units to Central Energy, LP and the settlement of all liabilities and claims of the parties to the transaction.

The intrinsic value of options exercised during the year ended December 31, 2008 was $123,000.

The following table depicts the weighted-average exercise price and weighted average fair value of options granted during the year ended December 31, 2008, by the relationship of the exercise price of the options granted to the market price on the grant date.  There were no options granted during the years ended December 31, 2009 and 2010.

	2008
	For warrants granted
	Weighted Average Fair Value	Weighted Average Exercise Price
Exercise price compared to market price on grant date
Equals market price	$6.22	$14.42
Exceeds market price	3.23	12.00
Less than market price	—	—

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 2008, dividend yield of 6.9%, expected volatility of 82.1%; risk-free interest rate of 2.91%; and expected life of 3 to 5 years.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE J — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional.  Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits.

The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors.  Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case.

Camacho Litigation

Penn Octane, Central and/or Central’s subsidiaries were named as defendants in two lawsuits filed in in Texas resulting from an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying liquefied petroleum gas (“LPG”) which was struck by a train, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The tanker truck had taken delivery of LPG at the Matamoros Terminal Facility operated under agreement by Tergas, one of Central’s former Mexican subsidiaries. None of Penn Octane, Central or any of the Central’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Furthermore, none of Penn Octane, Central or any of Central’s subsidiaries or former subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.

The claims asserted in both lawsuits were that Penn Octane and/or Central exercised control over Tergas to the extent that Tergas was an alter ego of such entities, In addition, Tergas was asserted to be negligent in loading the LPG since the LPG was not odorized.  In addition, there were allegations that Penn Octane had failed to fund necessary repairs to the odorization equipment at the Matamoros facility owned by the Partnership.

One of the lawsuits filed was Faustino Izaguirre Gonzalez v. Penn Octane.  That suit was filed in the 107th District Court, Cameron County, Texas, against Penn Octane, Penn Octane International and Central. The suit was filed on November 14, 2005.  The suit was removed to federal court, but remanded to state court. That suit involved claims by 15 individuals for themselves and arising out of the deaths of two individuals.  All claimants were citizens of Mexico, and all had settled with the trucking company and its insurance carrier under Mexican law.  The case was settled by Ace Insurance Company under the provisions of its insurance policy which protected Penn Octane and related entities for liability arising out of occurrences outside the territorial limits of the United States. The instruments concluding litigation were entered by the Court on April 4, 2007.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Legal Proceedings - Continued

Camacho Litigation – Continued

The other case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC, et al and was filed in the 404th Judicial District Court for Cameron County, Texas on September 27, 2005. That suit involved claims by 62 individuals for themselves and/or derivative claims arising from the death or serious bodily injury to family members.  Some of the individuals were citizens of Mexico and some others were citizens of the United States. The plaintiffs sought unspecified monetary damages. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Central to make available for inspection by plaintiffs Central’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Central to give 30 day’s advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Central to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. In January 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division, but remanded to the state court in Cameron County, Texas in July 2007. Pursuant to an Order of the 404th Judicial District, the entire case was referred to mediation. That mediation occurred in December 2008. During the mediation, Ace Insurance Company tendered its remaining limits to resolve the claims of the American citizens and serious claims of Mexican citizens. All of the claims in the first group certified for trial were settled.  Ace Insurance Company settled a total of 11 of the 62 claimants. Having exhausted its policy limits, Ace Insurance Company had no continuing obligation to defend Penn Octane and the related entities. On December 13, 2007, Lexington Insurance Company (“Lexington”), the remaining insurance carrier for Penn Octane, filed a declaratory action complaint against Penn Octane, Central and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the U.S. Federal Court to rule that the plaintiff has no obligation to defend Penn Octane and Central related entities in the Camacho litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. Both Lexington and Penn Octane and its affiliates moved for summary judgment.  The trial court denied Lexington’s Motion for Summary Judgment but granted the summary judgment requested by Penn Octane and Central.  The trial court granted summary judgment declaring that Lexington would be obligated to pay any judgment entered against Penn Octane or Central in the underlying Camacho lawsuit. Lexington appealed that judgment to the Thirteenth Court of Appeals.Lexington, faced with the adverse judgment in the summary judgment action, and faced with the cost of defense for the remaining 51 claims, agreed to make a settlement offer to all claimants that could only be accepted by all. The total value of the offers to all claimants was equivalent to the policy limits that had been tendered by Ace. The 51 remaining plaintiffs entered into settlement agreements with Lexington, which were confirmed by the State Court. All claims were dismissed in July 2010 and became final in July 2010. As a result, all claims against Penn Octane, Penn Octane International and Central have been fully compromised, settled and released.

Energy Spectrum Litigation

On November 20, 2007, Central, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. (GM) jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. (Energy Spectrum) in the District Court of McIntosh County, Oklahoma. This action was filed in response to Energy Spectrum’s assertion that Central, Rio Vista Penny, LLC, as well as GM owed Energy Spectrum a commission based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM. Energy Spectrum counterclaimed asserting that Central and Rio Vista Penny tortiously interfered with the commission agreement between Energy Spectrum and GM. Neither Central nor Rio Vista Penny were parties to this agreement. The case was dismissed with prejudice on December 14, 2010 with Central paying Energy Spectrum $32,500.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Legal Proceedings - Continued

Northport Litigation

On August 19, 2008, Central, Central Energy GP LLC, Rio Vista Penny LLC, Jerome B. Richter and Douglas G. Manner (Defendants) were named in a lawsuit filed by Northport Production Company and Eugene A. Viele (Plaintiffs). Mr. Viele was a director of Penn Octane Corporation and was also the principal owner of Northport Production Company. Mr. Manner served as a director of Penn Octane Corporation and the General Partner. Plaintiffs alleged breach of contract, negligent misrepresentation, and fraud in connection with the acquisition of the Oklahoma Assets. Plaintiffs were seeking judgment for compensatory damages of $487,000 and exemplary damages of not less than $200,000 as well as attorneys’ fees and other such relief as may be shown. On April 14, 2009, Central, the General Partner and Rio Vista Penny filed a counterclaim against Eugene A. Viele. Douglas G. Manner was dismissed from the lawsuit, Mr. Viele subsequently died. Central, the General Partner, Rio Vista Penny and Jerome Richter, and General Partner, entered into a settlement agreement with Northport Production Company and the Estate of Eugene A. Viele to settle all claims in January 2010. There was no monetary consideration for the settlement. All claims have been dismissed and no judgment was entered in the court..

TransMontaigne Dispute

Rio Vista Operating Partnership, L.P. (RVOP) is a subsidiary of Central which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (LPG Assets) to it by Penn Octane Corporation upon formation of Central. It sold all of the LPG Assets to TransMontaigne in two separate transactions. The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006. In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico. The Purchase and Sale Agreement dated December 26, 2007 (Purchase and Sale Agreement) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances. RVOP has received demands for indemnification dated December 17, 2008, December 31, 2008, March 17, 2009, May 12, 2009, May 18, 2009, March 18, 2010, September 22, 2010 and January 24, 2011 (Indemnification Notices) seeking reimbursement from RVOP for $775,000 in claims relating to working capital adjustments and indemnification obligations as prescribed under the Purchase and Sale Agreement. In addition to the aforementioned claims, the January 24, 2011 Indemnification Notice included a demand for indemnification based on a lawsuit filed by MCAR Development against Razorback, LLC, a subsidiary of TransMontaigne, on January 4, 2011, demanding  payment of damages resulting from a pipeline meandering outside the recorded pipeline easement. Razorback has requested that RVOP assume the defense of the litigation and provide indemnification to Razorback.

RVOP intends to work with TransMontaigne to define the scope of the adjustments to an amount which RVOP considers to be more realistic and which also considers RVOP offsets to the amounts already presented by TransMontaigne. Any amount which may subsequently be agreed to by TransMontaigne and RVOP shall first be charged to the $500,000 Holdback provided for in the Purchase and Sale Agreement, and also is subject to the $1,000,000 limitation indemnification. RVOP accrued a reserve of approximately $275,000 for potential future obligations in addition to the Holdback. RVOP’s management believes that the amount of the TransMontaigne claim will be resolved within the amounts provided.

Central and its subsidiaries are involved with other proceedings, lawsuits and claims in the ordinary course of its business. Central believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Leases

Norfolk Southern Leases

On January 1, 2003, Regional (as lessee) renewed a lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 3.1 acres of land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia. The lease includes the right to maintain existing warehouses, storage tanks for handling petroleum and chemical products, and necessary appurtenances. The lease term was January 1, 2003 through December 31, 2005. The lease has not been renewed and may be terminated by either party upon 30 days’ written notice. Rent is $1,500 per month subject to adjustment based on inflation.

On August 21, 2003, Regional (as lessee) renewed a siding lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 750 feet of railroad sidings on land which is utilized in connection with  Regional’s existing operations at Regional’s facilities in Hopewell, Virginia. The sidings may be used for handling various chemical products. The siding lease began on August 21, 2003 and continues until terminated by either party with 30 days’ written notice. Rent is $4,875 per year, payable in advance.

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

On August 27, 2009, Regional executed a definitive agreement with Norfolk Southern for the purchase and sale of the Leased Properties, the Siding Property and additional land and railroad siding adjacent to Regional’s facilities in Hopewell, Virginia (totaling approximately 5.4 acres of land) for a purchase price of $275,000 (the “Purchased Property”).  The Purchased Properties were transferred by Norfolk Southern to Regional by quitclaim deed dated October 9, 2009 recorded in the land records of the City of Hopewell, Virginia as Instrument No. 090002205.

Other

Regional has several leases for parking and other facilities which are short term in nature and can be terminated by the lessors or Regional upon giving sixty days notice of cancellation. Rental expense for the years ended December 31, 2008, 2009 and 2010 was approximately $44,000, $41,000 and $27,000, respectively.

Central entered into a lease for office space for administrative purposes in Plano, Texas starting August 2008 for a period of 37 months. Rent of $7,000 plus utilities is payable each month.   The space was vacated in 2009.  Central accrued the remaining rents under the lease in the year ended December 31, 2009.

Rent expense for all operating leases was $75,000, $41,000 and $27,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

Agreements

Asphalt Agreement

On November 30, 2000, Regional renewed a Storage and Product Handling Agreement with a customer with an effective date of December 1, 2000 (Asphalt Agreement). The Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. The Asphalt Agreement was amended on October 15, 2002 with an effective date of December 1, 2002 (Amended Asphalt Agreement).

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Agreements - Continued

Asphalt Agreement - Continued

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

Fuel Oil Agreement

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (Fuel Oil Agreement). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. The agreement renews automatically for successive one-year terms unless terminated upon 365 days advance written notice by either party. Pursuant to the agreement, as amended, Regional agrees to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agrees to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the Terminal Agreement was again amended whereby Regional was only required to provide one storage tank through May 2009 and one storage tank through November 30, 2011.  The use of the storage tank can be renewed by the customer for an additional two years by providing six months prior notice to Regional.

In addition, under the newly amended Terminal Agreement, the customer pays an annual tank rental amount of approximately $308,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation.

#4 Oil Agreement

On January 7, 2009, Regional entered into a #4 Oil Terminal Agreement with a customer with an effective date of January 7, 2009 and an expiration date of January 6, 2012. The #4 Oil Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of #4 Oil. Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $330,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Agreements - Continued

VGO Agreement

On May 1, 2009, Regional entered into a VGO Terminal Agreement with a customer with an effective date of May 1, 2009, as amended June 2, 2009, and June 10, 2009. The VGO Terminal Agreement expires January 6, 2012.with the option for customer to terminate early (October 31, 2011) if notification is received by Regional no later than April 30, 2011. The VGO Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of vacuum gas oil (“VGO”). Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $288,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation.

Sodium Hydroxide Agreement

On September 27, 2007, Regional entered into a SH Terminal Agreement with a customer with an effective date of June 1, 2008 and an expiration date of May 30, 2013. The SH Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide (“SH”).  Pursuant to the agreement, Regional agrees to provide two storage tanks, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $314,172, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation.

Consulting Agreement

Central entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Central and to Penn Octane. JBR Capital is controlled by Mr. Richter. The provisions of the Consulting Agreement were effective as of November 15, 2006 (Effective Date). Pursuant to the Consulting Agreement, JBR Capital agreed to assist Central and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving Central or Penn Octane. In exchange for these services, Central agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Central resulting from a sale of assets to a third party introduced to Central by JBR Capital. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The initial term of the Consulting Agreement was six months and continued to renew for additional six-month terms.  Central terminated the Consulting Agreement in May 2009 (see note F).

Employment Agreements

During June 2008, the Board of Managers of the General Partner approved an employment agreement with an officer of the General Partner. Under the terms of the employment agreement, the officer was entitled to receive a grant of 30,000 restricted Common Units under the Partnership’s 2005 Equity Incentive Plan in accordance with the following vesting schedule: 5,000 Common Units after the officer had been employed for six months, another 5,000 Common Units after one year of employment, another 10,000 Common Units after two years of employment and another 10,000 Common Units after three years of employment. The Common Units were granted on October 17, 2008. In May 2009, the officer left the company and the unvested portion of the grant, 20,000 Common Units, was cancelled.   Total compensation cost recorded under the aforementioned grant was approximately $205,000, of which $34,000 was expensed during the year ended 2008 and $36,000 in 2009.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Employment Agreements - Continued

During December 2010, the Board of Directors of the General Partner approved employment agreements with each of Messrs. Imad K. Anbouba and Carter R. Montgomery, the Co-chief Executive Officers of the General Partner. The general terms of the employment agreements, which are essentially identical, include:

•	the term of employment is for a period of three years unless terminated, renegotiated and/or the occurrence of an event as more fully described in the employment agreements;

•	each employee will serve as Co-President of the General Partner;

•	each employee will receive an annual salary of $80,000 which may be adjusted upward from time to time as determined by the Board of Managers (commencing in 2011);

•	each employee may receive bonuses, commissions or other discretionary compensation payments, if any, as the Board of Managers may determine to award from time to time;

•	each employee shall be entitled to five weeks of paid vacation during each 12 month period of employment beginning upon the effective date of the Employment Agreements;

•	each employee will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by the General Partner; and

•
the employment agreements terminate (a) upon death, (b) at any time upon notice from the General Partner for cause as more fully defined in the employment agreements, (c) by the General Partner, without cause, upon 30 days advance notice to employee, or (d) by the employee at any time for Good Reason (as more fully defined in the employment agreements) or (e) without Good Reason (as more fully defined in the employment agreements) upon 30 days advance notice to the General Partner.

In the event the employee is terminated pursuant to clauses (c) and (d) above and/or the General Partner provides written notice of its intention not to renew the employment agreements, then the employee shall be entitled to receive among other things, (i) all accrued and unpaid salary, expenses, vacation, bonuses and incentives awarded prior to termination date (and all non-vested benefits shall become immediately vested), (ii) severance pay equal to 36 months times the employee’s current base monthly salary and (iii) for a period of 24 months following termination, continuation of all employee benefit plans and health insurance as provided prior to termination.

Partnership Tax Treatment

Central is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. Federal income tax liability. Regional  is a corporation and as such is subject to U.S. Federal and State corporate income tax. Each Unitholder of Central is required to take into account that Unitholder’s share of items of income, gain, loss and deduction of Central in computing that Unitholder’s federal income tax liability, even if no cash distributions are made to the Unitholder by Central. Distributions by Central to a Unitholder are generally not taxable unless the amount of cash distributed is in excess of the Unitholder’s adjusted basis in Central.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Partnership Tax Treatment - Continued

Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income” (Qualifying Income Exception). For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”. Non qualifying income which is held and taxed through a taxable entity (such as Regional), is excluded from the calculation in determining whether the publicly traded partnership meets the qualifying income test.

Central estimates that more than 90% of its gross income (excluding Regional) in 2008 and 2009 was “qualifying income.”  No ruling has been or will be sought from the IRS and the IRS has made no determination as to Central’s classification as a partnership for federal income tax purposes or whether Central’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.

If Central was classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Central’s items of income, gain, loss and deduction would be reflected only on Central’s tax return rather than being passed through to Central’s Unitholders, and Central’s net income would be taxed at corporate rates.

If Central was treated as a corporation for federal income tax purposes, Central would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to Unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the Unitholders. Because a tax would be imposed upon Central as a corporation, the cash available for distribution to Unitholders would be substantially reduced and Central’s ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Central as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to Unitholders and therefore would likely result in a substantial reduction in the value of Central’s Common Units.

Current law may change so as to cause Central to be taxable as a corporation for federal income tax purposes or otherwise subject Central to entity-level taxation. The partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject Central to taxation as a corporation or otherwise  subjects Central to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on Central.

NOTE K — RELATED PARTY TRANSACTIONS

The General Partner has a legal duty to manage Central in a manner beneficial to Central’s Unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a “fiduciary” duty. Because of Central Energy GP LLC’s ownership and control of the General Partner, its officers and managers of the General Partner also have fiduciary duties to manage the business of the General Partner in a manner beneficial to Central Energy, LP and its unitholders.

Central’s partnership agreement limits the liability and reduces the fiduciary duties of the General Partner to the Unitholders. Central’s partnership agreement also restricts the remedies available to Unitholders for actions that might otherwise constitute breaches of the General Partner’s fiduciary duty.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE K — RELATED PARTY TRANSACTIONS - Continued

Sale — Purchase of Common Units

At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Central and the NASDAQ National Market (NASDAQ) regarding Central’s compliance with NASDAQ’s Marketplace Rule 4450(a)(3) on capital adequacy, the Board of Managers of the General Partner authorized the issuance and sale by Central of 197,628 of Central’s Common Units to Penn Octane at $10.12 per unit, and Penn Octane’s Board of Managers authorized its purchase of such Central units at that price, for an aggregate price of approximately $2,000,000. Thereafter, Central’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to NASDAQ, and notified NASDAQ regarding the proposed issuance of its units. Central also filed a listing of additional units notification (LAS) with NASDAQ based on its intention to go forward with the proposed purchase and sale. Following further discussions with NASDAQ, at Board of Managers meeting on July 15, 2008, the Board of Managers of the General Partner and the Board of Directors of Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to NASDAQ approval of Central’s LAS. On July 23, 2008, after the period of review for the LAS passed, the Common Units were issued to Penn Octane.

Loans To Central

As of July 23, 2008, Central offset $2,000,000 owed to Penn Octane against the amounts owed by Penn Octane to acquire Central Common Units (see “Sale – Purchase of Common Units” above). In addition, Penn Octane loaned additional amounts to Central for the sole purpose of allowing Central to fund ongoing operations and the June 2008 quarterly distribution.

In connection with the Third Amendment of the RZB Note, Central was required to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane loaned Central $1,000,000 of its cash collateral held by RZB for the purpose of funding Central’s obligation to make the required payment described above. As part of the terms of the sale of 12,724,019 newly issued Common Units to Central Energy, LP, Penn Octane was paid $1.2 million to satisfy all intercompany receivables between Penn Octane and the Partnership, including the $1 million note, amounts owed under the Omnibus Agreement and other advances by Penn Octane to the Partnership.

Omnibus Agreement

In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Central that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions and the provision of general administration and support services by Penn Octane. Under the terms of the Omnibus Agreement, Penn Octane charged Central $762,000, $744,000 and $472,000 for expenses during the years ended December 31, 2008, 2009 and 2010, respectively. The Omnibus Agreement was terminated on November 17, 2010 in connection with the sale.

Reimbursement Agreements

Effective November 17, 2010, Central moved its principal executive offices to Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, AirNow Compression Systems, LTD. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California. Mr. Bothwell is a resident of California and lives near El Segundo.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE L — REALIZATION OF ASSETS

The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation the Company  as a going concern. The Company had a loss from operations for the years ended December 31, 2008, 2009 and 2010 and has a deficit in working capital. The RZB Note and the IRS Installment Debt totaled approximately $3,674,000 at December 31, 2010, all of which is classified as current liabilities. The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by Central.  In addition, Central is contingently liable for late filing penalties for failure to timely file tax returns for the 2008 and 2009 tax years (see note G) and for contingencies associated with the TransMontaigne transaction (see note J).

Substantially all of the Company’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. While Central believes that it has sufficient working capital for 2011 operations as a result of the sale of Common Units in November 2010 to Central Energy, LP, should it need additional capital in excess of cash generated from operations to pay the RZB Note if demand is made for payment, for payment of the contingent liabilities, for expansion, capital improvements to existing assets or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, Central has obligations under existing registrations rights agreements and Central granted piggyback registration rights to TCW Blocker. The Central Agreement provides the General Partner with the authority to enter into registration rights agreements where it deems such an agreement to be appropriate. It is anticipated that Central will enter into such an agreement with the limited partners of Central Energy, LP once it has distributed to such limited partners the 12,724,019 Common Units it acquired from the Central on November 17, 2010. These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, the Company would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of the Company to (1) cure the defaults related to the RZB Note, (2) pay the IRS installment debt payments as they become due and (3) to favorably resolve the tax late filing and TransMontaigne transaction contingencies. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt and to continue in existence.

To provide Central with the ability it believes necessary to continue in existence, management is taking steps to cure the defaults, raise additional debt and/or equity financing and favorably resolve the late filing and easement contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this Annual Report, is reported in accordance with the rules of the SEC. Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our General Partner’s management, including our General Partner’s Co-Chief Executive Officers and its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Since mid-2009, our General Partners’ accounting department has consisted of only the chief financial officer, an assistant to the chief financial officer and Regional’s accountant. Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2010. The lack of sufficient personnel, combined with the financial difficulties encountered by the Partnership in 2008, 2009 and 2010 up to the time of the sale of newly issued Common Units to Central Energ,y LP, was the major reason that the Partnership was unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information.

Our General Partner’s new management is currently evaluating the General Partner’s internal control over financial reporting. However, our General Partner does not expect immediately to be able to take the steps to improve its internal control over financial reporting. During the year ended December 31, 2010, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe our audited consolidated financial statements included in this Annual Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Partnership’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the Partnership’s disclosure controls and procedures over financial reporting were not effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm under rules of the SEC since the Partnership is classified as a “small reporting company” under such rules.

Item 9B. Other Information

None.

PART III

Item 10. Managers, Executive Officers and Corporate Governance

The Partnership does not have directors, managers or officers. The Board of Directors and officers of Central Energy GP LLC, the General Partner of the Partnership (the “General Partner”), perform all management functions for the Partnership. Officers of the General Partner are appointed by its Board of Directors. Other than distributions attributable to its General Partner interest and incentive distribution rights, the General Partner does not receive a management fee or other compensation in connection with its management of the Partnership’s business. Pursuant to the Partnership Agreement, the General Partner is entitled to receive reimbursement for all direct and indirect expenses it incurs on the Partnership’s behalf, including compensation attributable to employees providing services to or for the Partnership, and general and administrative expenses. The General Partner has sole responsibility for conducting the Partnership’s business and for managing its operations.

Directors of the General Partner

Prior to the acquisition of the all of the limited liability company interests of the General Partner by Central Energy LP, an affiliate of the General Partner, the Board of Directors, formerly known as the Board of Managers of the General Partner, was composed of five individuals – Douglas O. Manner, Richard R. Canney, Murray J. Feiwell, Bruce I. Raben and Nicholas J. Singer, all of whom were “independent” as determined by Rule 10a-3 of the Exchange Act. Messrs. Manner, Canney, Feiwell, Raben and Singer resigned on November 17, 2010 upon the acquisition of the General Partner by Central Energy, LP. Messrs. Anbouba and Montgomery were elected as directors of the General Partner on November 17, 2010.

The limited liability company agreement of the General Partner provides that the Board of Directors shall consist of seven members. Messrs. Anbouba and Montgomery have the right to appoint five directors to the Board of Directors and the Cushing MLP Opportunity Fund I, L.P. (“Cushing”) has the right to appoint two directors to the Board of Directors. Each of Messrs. Anbouba and Montgomery and Cushing are seeking additional qualified individuals to serve as managers of the Board of Directors of the General Partner. It is the intention of Messrs. Anbouba and Montgomery and Cushing to identify, nominate and appoint qualified directors who have significant experience in the mid-stream segment of the oil and gas industry. Messrs. Anbouba and Montgomery and Cushing intends that a sufficient number of these candidates will meet the independence requirements established by the rules and regulations of the SEC, the New York Stock Exchange and the NASDAQ National Market so that the Board of Directors can properly appoint qualified directors to its Audit, Compensation and Conflicts Committees. As of the time of this report, no individual other than Messrs. Anbouba and Montgomery had agreed to serve on the Board of Directors of the General Partner.

The following table shows information for the current members of the Board of Directors of the General Partner.

Name of Director	Age	Position with the General Partner	Director Since
Imad K. Anbouba	56	Director and Co-President	2010
Carter R. Montgomery	55	Director and Co-President	2010

All directors hold office until their successors are duly elected and qualified or until their earlier resignation or removal.

Imad K. Anbouba was elected as a member of the Board of Directors of the General Partner in November 2010. Since November 1999, Mr. Anbouba has been the President of MarJam Global Holdings, Inc., headquartered in Dallas, Texas (“Marjam”). Marjam is focused on business development activities and investments in the oil & gas, mid-stream and chemical sectors of the energy industry. Since July 2005, Mr. Anbouba has also been President and General Partner of AirNow Industrial Compression Services, LTD, which has offices in Dallas, Texas and Madill, Oklahoma (“AirNow”). AirNow provides large-capacity, electric motor driven, industrial air compressors to various users, including refineries, petrochemical facilities, nuclear and power plants, on a rental basis. Since June 2007, Mr. Anbouba has served as Vice Chairman, developer and co-founder of Qatar Chlorine, a manufacturing and distribution company based in the country of Qatar. Since March 2009, Mr. Anbouba has also served as President and General Partner of Total Compression Systems, LLC, which has offices in Dallas and Midland, Texas, and Eunice, New Mexico (“Total”). Total provides gas engine and electric motor driven, gas compressors to companies in the oil & gas and petrochemical industries. Mr. Anbouba is a petroleum engineer with over 30 years of experience in the oil and gas and petrochemical industries. He attended Centenary College of Louisiana and holds a degree in petroleum engineering from Louisiana Tech University.

Carter R. Montgomery was elected as a member of the Board of Directors of the General Partner in November 2010. Mr. Montgomery has invested in and managed several energy businesses within the exploration and transportation sectors of the energy industry. From August 2009 to present, Mr. Montgomery has served as President of Carter Montgomery Investments, a private oil and gas investment company. From June 2007 to August 2009, Mr. Montgomery served as President of Clipper Energy LLC, an independent oil and gas firm which acquires and develops oil and gas properties in Kansas. From 1994 to February 2007, he served as President, CEO and Chairman of Longhorn Partner Pipeline, a company which he founded and which owned a 750-mile refined products pipeline traversing the State of Texas from Houston to El Paso. From 1991 to1995, he served as President and CEO of Chisholm Holdings, a gas gathering and process company based in Dallas, Texas. From 1979 to 1991, Mr. Montgomery served as President and CEO of CM Oil & Gas Corporation, which he founded (“CM”). CM successfully explored for oil and gas in Texas, Wyoming and Louisiana, as well as Prudhoe Bay, Alaska through a joint venture. Mr. Montgomery holds a bachelor’s degree in international service from The American University in Washington, D.C.

Information Regarding the Board of Directors

The business of the Partnership is managed under the direction of the Board of Directors of our General Partner. The Board of Directors currently consists of two members, Messrs. Anbouba and Montgomery. In November 2010, Messrs. Manner, Canney, Feiwell, Raben and Singer resigned from the Board of Directors upon the acquisition of the General Partner by Central Energy, LP. The Board of Directors conducts its business through meetings of the Board of Directors and its committees. During 2010, the Board of Directors held eight meetings, the Audit Committee held no meetings, and the Conflicts Committee held two meetings; during 2009, the Board of Directors held 15 meetings, the Audit Committee held one meeting, and the Conflicts Committee held two meetings; and during 2008, the Board of Directors held five meetings, the Audit Committee held four meetings, and the Conflicts Committee held no meetings. No member of the Board of Directors attended less than 75% of the meetings of the Board of Directors and committees of the Board of Directors of which he was a member during 2010, 2009 and 2008.

Communication with the Board of Directors

Unitholders and other interested parties may communicate with the Board of Directors of our General Partner by sending written communication in an envelope addressed to “Board of Directors” in care of the Company Secretary, Central Energy Partners LP, 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206.

Audit Committee

Prior to November 17, 2010, the members of our General Partner’s audit committee (the “Audit Committee”) were Messrs. Canney (Chairman), Feiwell, and Manner. Each of Messrs. Canney, Feiwell and Manner resigned from the Board of Managers and the Audit Committee in November 2010. As a result, there are currently no members serving on the Audit Committee. As disclosed above, the General Partner is seeking qualified candidates to serve on the Board of Directors, including three candidates who meet the audit committee independence requirements under the rules of the SEC, New York Stock Exchange and the Nasdaq National Market.  As a result the Board of Directors serves as the Audit Committee.

The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on the Partnership’s website at www.centralenergylp.com.The Audit Committee reviews and reports to the Board of Directors on various auditing and accounting matters, including the quality, objectivity and performance of the Partnership’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The Audit Committee met four times in 2008, one time in 2009, and did not meet in 2010.

Compensation Committee

The limited liability company agreement of the General Partner provides for a compensation committee (the “Compensation Committee”) composed of directors whom the Board of Directors has determined to be independent. Prior to November 17, 2010, the members of the Compensation Committee were Messrs. Canney, Feiwell and Manner. Each of Messrs. Canney, Feiwell and Manner resigned from the Board of Directors and the Compensation Committee in November 2010. As a result, there are currently no members serving on the Compensation Committee. As with the Audit Committee, the General Partner is seeking qualified candidates to serve on the Board of Directors, including three candidates that can serve on the Compensation Committee and meet the requirements for serving on a compensation committee pursuant to rules being promulgated and adopted by the SEC in 2011 pursuant to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As a result the Board of Directors serves as the Compensation Committee.

The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is available on the Partnership’s website at www.centralenergylp.com. The Compensation Committee reviews and approves goals and objectives underlying compensation for the General Partner’s executive officers, including any incentive compensation or equity-based plans; evaluates the performance of the General Partner’s executive officers; and prepares the compensation report required by the rules and regulations of the SEC.

Conflicts Committee

The Partnership Agreement provides for a conflicts committee (the “Conflicts Committee”) to be composed of three members of the Board of Directors of the General Partner, at least two of whom the Board of Directors has determined to be “independent”. As with the Audit Committee and Compensation Committee, there are currently no members appointed to the Conflicts Committee. The General Partner will appoint three members who meet the requirements to serve on the Conflicts Committee in 2011. The Conflicts Committee reviews and makes recommendations relating to potential conflicts of interest between the Partnership and its subsidiaries, on the one hand, and the General Partner and its affiliates, on the other hand.

Executive Officers of the General Partner

Prior to November 17, 2010 and the consummation of the Sale, Mr. Ian Bothwell was the only executive officer of the General Partner. Mr. Bothwell has served as the acting Chief Executive Officer, acting President, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary since 2006. Upon completion of the Sale, Messrs. Anbouba and Montgomery were appointed Co-Chief Executive Officers and Presidents of the General Partner and Mr. Bothwell was appointed Executive Vice President, Chief Financial Officer and Secretary. The names of the General Partners’executive officers at December 31, 2010 and certain information about each of them are set forth below.

Name of Executive Officer	Age	Position with the General Partner	Officer Since
Imad K. Anbouba	56	Co-Chief Executive Officer	2010
Carter R. Montgomery	55	Co-Chief Executive Officer	2010
Ian T. Bothwell	51	Executive Vice President, Chief Financial Officer and Secretary	2003

For biographical information of Messrs. Anbouba and Montgomery, please see “Directors of the General Partner” above.

Ian T. Bothwell was elected Treasurer of the General Partner in 2003. In 2004, Mr. Bothwell was elected to serve as Chief Financial Officer, Vice President and Assistant Secretary of the General Partner. He was elected Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary of Penn Octane in October 1996. In November 2006, he was appointed Acting Chief Executive Officer and Acting President of the General Partner and of Penn Octane. In November 2010, he was appointed Executive Vice President, Chief Financial Officer and Secretary of the General Partner. He also served as a director of Penn Octane from March 1997 until July 2004.  Since July 2007, Mr. Bothwell has served as President and a director of Regional Enterprises, Inc.  Since April 2007, Mr. Bothwell has served as the President and controlling member of Rover Technologies, LLC, a company formed to provide management solutions to the public transportation industry.  Since July 1993, Mr. Bothwell has been a principal of Bothwell & Asociados, S.A. de C.V., a Mexican management consulting and financial advisory company that was founded by Mr. Bothwell in 1993 and specializes in financing infrastructure projects in Mexico. Mr. Bothwell also serves as Chief Executive Officer of B & A Eco-Holdings, Inc., a company originally formed to purchase certain of Penn Octane’s compressed natural gas assets.

Code of Business Conduct

The General Partner has adopted a code of conduct that applies to the General Partner’s executive officers, including its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of conduct is available on the Partnership’s website at www.centralenergylp.com. This code charges the executive officers of the General Partner with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in the documents and reports the Partnership files with the SEC and compliance with applicable laws, rules and regulations.

Compliance under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the General Partner’s directors and executive officers, and persons who own more than 10% of a registered class of the Partnership’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 filed with the SEC, the Partnership believes that all managers and officers of the General Partner and 10% Unitholders of the Partnership complied with such filing requirements.

Item 11. Executive Compensation.

The Partnership does not have any directors, managers or officers. The Board of Directors and officers of the General Partner perform all management functions for the Partnership. Officers of the General Partner are appointed by its Board of Directors as described under the caption “Directors of the General Partner” above. All officers of the General Partner are paid directly by the General Partner. The General Partner is entitled to receive reimbursement for all direct and indirect expenses it incurs on the Partnership’s behalf, including general and administrative expenses. The direct expenses include the salaries and benefit costs related to employees of the General Partner who provide services to the Partnership. The General Partner has sole discretion in determining the amount of these expenses.

Compensation of the General Partner’s Executive Officers

The table below sets forth a summary of compensation paid for the last three years to those employees who served as the General Partner’s Chief Executive Officer, Chief Financial Officer and its other three most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2010. Until November 17, 2010, the General Partner had only one such person. Prior to November 17, 2010, the services rendered by the executive officers of the General Partner were provided pursuant to the terms of the Omnibus Agreement for which the Partnership paid Penn Octane for its allocable portion of general and administrative expenses incurred by Penn Octane, including expenses for services rendered by Penn Octane employees, for the benefit of the Partnership. The Omnibus Agreement was terminated on November 17, 2010. As a result, Penn Octane no longer is reimbursed for any expenses or costs associated with the Partnership.

Prior to November 17, 2010, the compensation to executive management was administered by the compensation committee of the board of directors of Penn Octane. In determining annual compensation, including bonus, and other incentive compensation to be paid to the Named Executive Officers, the compensation committee considered several factors, including overall performance of the Named Executive Officers (measured in terms of financial performance of Penn Octane, opportunities provided to Penn Octane, responsibilities, quality of work and/or tenure with Penn Octane), and considers other factors, including retention and motivation of the Named Executive Officers and the overall financial condition of Penn Octane. Prior to November 17, 2010, the Named Executive Officers receive compensation in the form of cash and Penn Octane equity.

The following table sets forth annual and all other compensation to Mr. Bothwell, for services rendered in all capacities to both Penn Octane and the Partnership and its subsidiaries during each of the periods indicated. Mr. Bothwell was the only executive officer of the General Partner in 2008, 2009 and most of 2010. Messrs. Anbouba and Montgomery were appointed Co-Chief Executive Officers on December 28, 2010, and did not receive any compensation in 2010. The information set forth in the following table with respect to Mr. Bothwell includes the dollar values of his base salaries and bonus awards, whether paid or deferred.  Mr. Bothwell did not hold any stock awards at December 31, 2010 as a result of the cancellation of such awards in connection with the Sale.  Please see “Outstanding Equity Awards at December 31, 2010” below for additional information regarding the cancellation. The Partnership has not granted any stock or option awards or other long-term non-equity incentive plan or non-qualified deferred compensation earnings to any other employees.

Name and Principal Position	Principal Position	Year	Salary ($)	Bonus ($)		Total ($)

Imad K. Anbouba (1)	Co-Chief Executive Officer	2010	-	-		-

Carter R. Montgomery (1)	Co-Chief Executive Officer	2010	-	-		-

Ian T. Bothwell (2)	Acting Chief Executive Officer	2008	$180,000	$70,000		$250,000
	President & CFO	2009	$212,000	-		$212,000
	EVP, CFO & Secretary	2010	$242,000	$80,000	(3)	$312,000

Daniel P. Matthews(4)	Vice President of	2008	$104,000	$82,000		$186,000
	Regional Enterprises, Inc.	2009	$125,000	$13,000		$138,000
		2010	$131,000	$9,000		$140,000

(1)	Messers. Anbouba, and Montgomery were appointed Co-Presidents of the General Partner on November 17, 2010.
(2)
Mr. Bothwell was appointed Acting President and Acting Chief Executive Officer of Penn Octane and the General Partner in November 2006. He was appointed Executive Vice President, Chief Financial Officer and Secretary in November 2010.

(3)	Represents bonus accrued, not paid.
(4)	Mr. Matthews is the principal operating officer of Regional Enterprises, Inc., the Partnership’s sole operating entity.

Compensation from the Partnership

The Partnership has no directors, officers or employees. All compensation of the officers and directors of the General Partner are currently made by the Board of Directors of the General Partner or its members, as the case may be. At the present time, as discussed under the caption “Directors of the General Partner” above, Messrs. Anbouba and Montgomery are the only directors of the General Partner. They also hold 61.34% of the membership interest of the General Partner. As a result, Messrs. Anbouba and Montgomery control all decisions made with respect to compensation of the General Partners executive officers and will do so until additional directors are identified, nominated and appointed to the General Partner’s Board of Directors. Once the full slate of directors has been appointed to the Board of Directors, the board will identify those members to serve on its Compensation Committee.  Once seated, the Compensation Committee will approve the cash or equity compensation paid by the General Partner to its Named Executive Officers. The Compensation Committee of the General Partner will also have the ability to recommend the issuance of equity instruments of the Partnership or other compensation to the Named Executive Officers in connection with their service to the Partnership.

Outstanding Equity Awards at December 31, 2010

The Partnership’s 2005 Equity Incentive Plan (the “2005 Plan”) and the associated form of option agreement provide for acceleration of vesting of outstanding options in connection with the following events: a merger or consolidation in which the Partnership and/or the General Partner is not the surviving entity; the sale, transfer or other disposition of at least 75% of the total assets of the Partnership and/or the General Partner; the complete liquidation or dissolution of the Partnership and/or the General Partner; a reverse merger in which the Partnership and/or the General Partner is the surviving entity but (i) the Common Units outstanding immediately prior to such merger are converted or exchanged into other property by virtue of the merger, or (ii) in which securities possessing more than 50% of the total combined voting power of the Partnership’s and/or the General Partner’s outstanding securities are transferred to persons different from those who held such securities immediately prior to such merger; the acquisition by any person of beneficial ownership of securities possessing more than 50% of the total combined voting power of the Partnership’s and/or the General Partner’s outstanding securities; or a change in the composition of the Board of Managers of the General Partner over a period of 12 months or less such that a majority of the managers ceases, by reason of one or more contested elections for manager, to be comprised of individuals who are continuing managers (as defined in the form of option agreement).

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP completed the transactions contemplated in a Securities Purchase and Sale Agreement dated May 25, 2010, as amended. As a result of the transaction, Central Energy LP acquired all of the outstanding membership interests of the General Partner and 12,724,019 newly issued Common Units representing over 80% of the issued and outstanding Common Units of the Partnership. This transaction constituted a “triggering event” under the Partnership’s 2005 Equity Incentive Plan.  As a part of this transaction, Messrs. Bothwell (the General Partner’s Executive Vice President, Chief Financial Officer and Secretary), Raben, Rodriquez, Feiwell, Singer and Manner (former directors of the General Partner) entered into a Conditional Acceptance of Settlement Offer and Release dated November 17, 2010 with the Partnership pursuant to which they agreed, among other things, to surrender all rights to past commitments made to grant certain options to acquire Common Units issued to each of them under the 2005 Equity Incentive Plan.  These past commitments represented the grant of options to purchase 142,625 Common Units. As a result of this agreement, all commitments to issue these options by the Partnership were terminated. Messrs. Anbouba and Montgomery do not hold any options, warrants or awards convertible into Common Units. As a result, no executive officer or director of the General Partner, current or former, holds any options, warrants or awards convertible into Common Units.

Termination and Change in Control

On November 17, 2010, the Partnership sold 12,724,019 newly issued Common Units to Central Energy, LP. which Common Units represent 80% of the total issued and outstanding units of the Partnership. As a result, a technical termination of the Partnership occurred for federal income tax purposes since there was a sale or exchange of more than 50% of the total interests of the Partnership within a 12-month period. This technical termination will result in the closing of our taxable year for all Unitholders as of November 17, 2010, and result in two taxable periods in 2010 – one from January 1, 2010 to November 17, 2010, and the other from November 18, 2010 to December 31, 2010. This will result in the Partnership filing two tax returns and issuing two sets of Schedules K-1 to each Unitholder if relief is not available, as described below. The termination will not affect our classification as a partnership for federal income tax purposes, but instead we will be treated as a new partnership for tax purposes. As a result, we must make new tax elections. The IRS has recently announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to Unitholders for the year notwithstanding two partnership tax years. The Partnership intends to make such application, but there is no assurance that the relief will be granted by the IRS.

Compensation of Directors

On April 10, 2007, the Board of Directors of the General Partner approved a form of Chairman Services Agreement and Manager Services Agreement. Pursuant to these agreements, the non-employee chairman of the Board of Directors of the General Partner received annual cash compensation of $50,000, payable quarterly, and an annual grant of options to purchase 6,250 of our Common Units. Other non-employee managers of our General Partner received annual cash compensation of $40,000, payable quarterly, and an annual grant of options to purchase 5,000 of our Common Units. The non-employee directors who receive compensation and the amounts of such compensation may be changed from time to time by approval of the Board of Directors acting on the recommendation of the Compensation Committee.

In April 2009, the Board of Directors of the General Partner initiated steps to reduce overhead, including a reduction of compensation to non-employee directors. Compensation to non-employee directors was reduced 50% and all future grants of options under the General Partner’s 2005 Equity Incentive Plan, as provided in the Chairman Services Agreement and Manager Services Agreement, were suspended immediately. In June 2009, the Board of Directors reduced monetary compensation to non-employee directors a further 50%. Starting January 1, 2010, all compensation to non-employee directors was suspended. In 2009 and 2010 (up to the date of the sale of the 12,724,019 newly issued Common Units by the Partnership and 100% of the GP Interests in the General Partner by Penn Octane to Central Energy, LP (the “Sale”)), all compensation due pursuant to the Board’s actions were accrued but unpaid.

As previously mentioned under the caption “Outstanding Equity Awards at December 31, 2010” above, in connection with the Sale, all options previously granted to the directors of the General Partner were surrendered to the Partnership pursuant to the terms of the Conditional Acceptance of Settlement Offer and Release dated November 17, 2010 (the “Sale Settlement Agreement”). In addition, as part of the Sale Settlement Agreement, each director received a settlement payment in satisfaction of the accrued and unpaid amounts owed to each such person for his service as a director of the General Partner.

For the year ended December 31, 2010, no compensation of any type has been paid or accrued to the current directors of the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of Partnership Common Units beneficially owned as of March 31, 2011 by each person known by the Partnership to own beneficially more than 5% of its outstanding Common Units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Central Energy LP 8150 N. Central Expressway, Suite 1525 Dallas, Texas 75206	12,724,019	80.19%

The following table sets forth the number of Common Units of the Partnership beneficially owned as of March 31, 2011 by each director or former director of the General Partner, each Named Executive Officer, and all current and former directors and Named Executive Officers as a group. The address of each person in the table below is c/o Central Energy Partners LP, 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Imad K. Anbouba	12,724,019	(2)	80.19%
Carter R. Montgomery	12,724,019	(2)	80.19%
Ian T. Bothwell	38,612		*
All Managers and Named Executive Officers as a group (3 persons)	12,762,631		80.44%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common Units which are purchasable under options which are currently exercisable, or which will become exercisable no later than 60 days after March 31, 2011, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all Common Units shown as beneficially owned by them.

(2)
Includes 12,724,019 Common Units held by Central Energy LP, a Delaware limited partnership, whose sole General Partner, Central Energy LLC, is owned 50% by Imad K. Anbouba and 50% by Carter R. Montgomery. Neither of Messrs. Anbouba and Montgomery own directly any of the Common Units. Pursuant to the terms of the limited partnership agreement of Central Energy LP, the Common Units are to be distributed to the limited partners of Central Energy LP upon the occurrence of certain events specified in the limited partnership agreement. As a result, Messrs. Anbouba and Montgomery disclaim any direct beneficial ownership of any of the Common Units.

Equity Compensation Plans

The following table provides information concerning the Partnership’s equity compensation plans as of December 31, 2010. On March 9, 2005, the Board of Directors of the General Partner approved the  2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of the Partnership or the General Partner or any affiliate of the Partnership or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 Common Units, in an equal amount as determined by the Board of Directors of the General Partner. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the Board of Directors may determine.

The 2005 Plan is administered by the Compensation Committee of the Board of Directors of the General Partner. In addition, the Board of Directors may exercise any authority of the Compensation Committee under the 2005 Plan. Under the terms of the Partnership Agreement, no approval of the 2005 Plan by the Unitholders of the Partnership is required.

As a result of the cancellation of all commitments to grant options pursuant to the Conditional Acceptance of Settlement Offer and Release dated November 17, 2010, no executive officer or director of the General Partner holds any equity compensation instruments.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights (per unit)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	38,542	$13.64	38,542
Total	38,542	$13.64	38,542

(1)	Under the terms of the Partnership Agreement, no approval by the Unitholders of grants under the 2005 Plan is required.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Employment Agreements

The General Partner entered into employment agreements with Messrs. Anbouba and Montgomery in December 2010. The terms of the employment agreements are substantially the same, and the general provisions of the employment agreements include:

•	the term of employment is for a period of three years unless terminated, renegotiated and/or the occurrence of an event as more fully described in the employment agreements;

•	each employee will serve as Co-President of the General Partner;

•	each employee will receive an annual salary of $80,000 which may be adjusted upward from time to time as determined by the Board of Managers of Managers(commencing in 2011);

•	each employee may receive bonuses, commissions or other discretionary compensation payments, if any, as the Board of Managers may determine to award from time to time;

•	each employee shall be entitled to five weeks of paid vacation during each 12 month period of employment beginning upon the effective date of the Employment Agreements;

•	each employee will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by the General Partner; and

•
the employment agreements terminate (a) upon death, (b) at any time upon notice from the General Partner for cause as more fully defined in the employment agreements, (c) by the General Partner, without cause, upon 30 days advance notice to employee, or (d) by the employee at any time for Good Reason (as more fully defined in the employment agreements) or (e) without Good Reason (as more fully defined in the employment agreements) upon 30 days advance notice to the General Partner.

In the event the employee is terminated pursuant to clauses (c) and (d) above and/or the General Partner provides written notice of its intention not to renew the employment agreements, then the employee shall be entitled to receive among other things, (i) all accrued and unpaid salary, expenses, vacation, bonuses and incentives awarded prior to termination date (and all non-vested benefits shall become immediately vested), (ii) severance pay equal to 36 months times the employee’s current base monthly salary and (iii) for a period of 24 months following termination, continuation of all employee benefit plans and health insurance as provided prior to termination.

Richter Note Payable

On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan the Partnership $575,000 in exchange for a promissory note issued by the Partnership, guaranteed by Penn Octane (the “Richter Note Payable”) and collateralized by the assets of the Partnership, subject to the consent of RZB and TCW. Under the terms of the Richter Note Payable, the Partnership was required to repay the Richter Note Payable on the earlier of (i) the six (6) month anniversary of the Richter Note Payable, which date was extended to November 15, 2008 or (ii) the sale of all or substantially all of the assets of the Partnership. The Richter Note Payable was not paid on November 15, 2008. The Richter Note Payable accrued interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.

On July 29, 2009, Mr. Richter entered into a letter of intent with the Partnership for the purchase of all the shares of stock in Regional (“the Regional LOI”).  Under the terms of the Regional LOI, Mr. Richter was required to provide a $50,000 deposit and a pledge of $200,000 of amounts owed by the Partnership under the Richter Note Payable (the “Deposits”).  The Deposits were to be applied against the purchase price if the transaction was consummated.  The transaction was not completed, and Mr. Richter forfeited the right to receive the Deposits.  As a result, the Partnership recorded a gain from the forfeiture of the deposits of $250,000 during the fourth quarter of 2009 and the principal amount due under the Richter Note Payable was reduced to $375,000.

On March 30, 2010, the Partnership and Penn Octane Corporation entered into a settlement agreement with Mr. Richter and JBR Capital Resources Inc., a company owned by Mr. Richter whereby the Partnership agreed to pay Mr. Richter a total sum of approximately $598,000 in full satisfaction of all amounts owing to Mr. Richter and/or JBR Capital Resources Inc. in connection with the Richter Note Payable and the Consulting Agreement. See “Agreements – Consulting Agreement” below.  In addition, Penn Octane’s guaranty of the Partnership’s obligations under the Richter Note Payable was reduced to $440,000.  In addition, Mr. Richter transferred his 25% interest in Central Energy GP LLC to Penn Octane in connection with the consummation of the transaction with Central Energy, LP as provided in the settlement agreement.  In connection with the settlement, the Partnership was required to make a payment of $20,000 with the signing of the settlement agreement and each of the parties provided releases to each other.

In connection with the settlement agreement, all amounts owing to Richter and the related parties under the terms of a Confidential Settlement Agreement and General Release of Claims dated March 30, 2010, as amended, including the Richter Note Payable, were paid on November 17, 2010.  In connection with the settlement, the Partnership expensed an additional $127,000 during the quarter ended March 31, 2010.

Consulting Agreement

The Partnership entered into a consulting agreement with JBR Capital Resources, Inc. (“JBR Capital”) regarding consulting services to be rendered by JBR Capital to the Partnership and to Penn Octane. JBR Capital is controlled by Mr. Richter, a former officer and limited liability company interest holder of the General Partner. The provisions of the consulting agreement were effective as of November 15, 2006. Pursuant to the consulting agreement, JBR Capital agreed to assist the Partnership and Penn Octane with the potential acquisition and disposition of assets and with other transactions involving the Partnership or Penn Octane. In exchange for these services, the Partnership agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to the Partnership resulting from a sale of assets to a third party introduced to the Partnership by JBR Capital. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The initial term of the Consulting Agreement was six months and continued to renew for additional six-month terms until terminated by either party at least 30 days before the end of each term.   The Partnership terminated the Consulting Agreement in accordance with its terms in May 2009.

Private Placement of Common Units

On October 17, 2008, the Partnership issued an aggregate of 12,939 Common Units due to Standard General Fund L.P. in satisfaction of all liquidated damages arising from the terms of a Registration Rights Agreement dated December 3, 2007. The Registration Rights Agreement was executed by the Partnership as a portion of the consideration for the purchase of 355,556 Common Units by Standard General for $11.25 per Common Unit in a private placement. The Registration Rights Agreement obligated the Partnership to file a shelf registration statement with the SEC within 90 days after the close of the sale of the Common Units in the private placement to permit a public resale of the Common Units from time to time. The Partnership agreed to use its best efforts to cause the registration to become effective on or before the filing of the Partnership’s Form 10-K for the year ended December 31, 2007 but no later than April 14, 2008. The Partnership filed the registration statement on February 13, 2008, which was declared effective by the SEC on August 1, 2008. Under the terms of the Registration Rights Agreement, the Partnership was obligated to pay liquidated damages to Standard General for the period of time that the registration statement was not declared effective beginning April 14, 2008. As a result, the Partnership owed Standard General $144,000 and, in lieu of a cash payment, the Partnership issued the 12,939 Common Units in full satisfaction of the obligation.

On November 19, 2007, Rio Vista Penny, an indirect, wholly-owned subsidiary of the Partnership, entered into a Note Purchase Agreement, Promissory Notes, Security Agreement, Common Unit Purchase Warrant and related agreements with TCW Asset Management Company (“TAMCO”) as agent and TCW Energy Fund X investors as holders (the “TCW Noteholders”) (TAMCO and the TCW Noteholders collectively, “TCW”) in connection with a first lien senior credit facility (the “TCW Credit Facility”) between TCW and Rio Vista Penny. The purpose of the TCW Credit Facility was to provide financing of the acquisition of certain of the assets of GM Oil Properties, Inc., an Oklahoma corporation (“GM Oil”) and assets of Penny Petroleum Corporation, an Oklahoma corporation (“Penny Petroleum”) by Rio Vista Penny and the acquisition of the membership interests of GO LLC, (“GO”), by Rio Vista GO LLC, an indirect, wholly-owned subsidiary of the Partnership. The assets of GM Oil, Penny Petroleum and GO are collectively referred to as the “Oklahoma Assets.”

Under the terms of the Note Purchase Agreement, TCW had the right to convert the outstanding principal amount of the Demand Loan into Common Units of the Partnership at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. In addition, TCW has the right to convert any balance of the debt under the TCW Credit Facility other than the Demand Loan into Common Units at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by the Partnership (the “TCW Warrant”).

On May 27, 2009, the Partnership and ECO entered into a settlement agreement with TAMCO and TCW Energy X Blocker, L.L.C., a subsidiary of TAMCO (“TCW Blocker”), in connection with the TCW Credit Facility (the “Settlement Agreement”). As part of a full an final settlement of the TCW Actions, TCW assigned its interest in the TCW Credit Facility and the TCW Warrant to TCW Blocker. Under the terms of the Settlement Agreement, and pursuant to the equity foreclosure sale as prescribed under the TCW Actions, the TCW affiliated entities and the Central affiliated entities each agreed to release each of the other parties from all obligations and actions arising under the TCW Credit Facility and the TCW Actions. As consideration for the release of the Central entities by the TCW Entities, ECO agreed to surrender to TAMCO all of ECO’s equity interest in Rio Vista Operating LLC. As additional consideration for the parties to enter into the Settlement Agreement, TCW also agreed to forego any right to acquire additional Common Units of the Partnership as provided in the TCW Warrant after adjusting for 400,000 Common Units previously exercised by TAMCO pursuant to the TCW Warrant (the “TCW Common Units”). As part of the settlement, the Partnership entered into a registration rights agreement with TCW Blocker to provide piggyback registration rights with respect to the TCW Common Units and/or cooperate with TCW Blocker in the event TCW Blocker chooses to dispose of the TCW Common Units through an underwritten offering.

Sale — Purchase of Partnership Common Units

At meetings held on May 30, 2008, in connection with the previously disclosed discussions between the Partnership and the NASDAQ National Market (“NASDAQ”) regarding the Partnership’s compliance with NASDAQ’s Marketplace Rule 4450(a)(3) on capital adequacy, the Board of Directors of the General Partner authorized the issuance and sale by the Partnership of 197,628 of the Partnership’s Common Units to Penn Octane at $10.12 per unit, and Penn Octane’s board of managers authorized its purchase of such Common Units at that price, for an aggregate price of approximately $2,000,000. Thereafter, the General Partner’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to NASDAQ, and notified NASDAQ regarding the proposed issuance of its units. The Partnership also filed a listing of additional units (the “LAS”) notification with NASDAQ based on its intention to go forward with the proposed purchase and sale. Following further discussions with NASDAQ, at a Board of Directors’ meetings on July 15, 2008, the Board of Directors of the General Partner and the board of directors of Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to NASDAQ approval of the Partnership’s LAS. On July 23, 2008, after the period of review for the LAS passed, the Common Units were issued to Penn Octane, and the Partnership offset $2,000,000 owed to Penn Octane against the amounts owed by Penn Octane to acquire the Partnership Common Units.

Sale and Purchase Agreement

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP, as successor in interest to Central Energy, LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement dated May 25, 2010, as amended. At closing, the Partnership sold the 12,724,019 newly issued Common Units (the “Newly Issued Common Units”) to Central Energy, LP for $3,950,291 and Penn Octane sold 100% of the limited liability company interests in the General Partner to Central Energy, LP for $149,709 (the “Sale”). At the closing, several additional agreements were entered into including: (1) a Conditional Acceptance of Settlement Offer and Release by and among the Partnership and Ian T. Bothwell, Chief Executive Officer of Penn Octane, the then Chief Executive Officer of the General Partner and the current Executive Vice President, Chief Financial Officer and Secretary of the General Partner, Bruce I. Raben, Ricardo Canney, Murray J. Feiwell, Nicholas J. Singer and Douglas L. Manner whereby certain amounts owed to Messrs. Bothwell, Raben, Canney, Feiwell, Singer and Manner (the “RVEP Insiders”) were satisfied by payment of an agreed settlement amount of $359,000 to the RVEP Insiders, commitments to issue warrants to the RVEP Insiders were cancelled, and any and all claims by the RVEP Insiders against the Partnership and the General Partner were forever released: (2) a mutual release by and among Penn Octane, the Partnership and the General Partner; and (3) a release agreement between Central Energy, LLC, the Partnership, the General Partner and the RVEP Insiders. The Omnibus Agreement dated as of September 16, 2004 among Penn Octane the Partnership and Rio Vista Operating Partnership, L.P. was also terminated effective upon the closing. As a result of the completion of this transaction, all control in the General Partner transferred to Central Energy, LP, the Newly Issued Common Units were sold to Central Energy, LP, the RVEP Insiders, except for Mr. Bothwell, and Penn Octane ceased to have any control over the Partnership or the General Partner, and Messrs. Imad K. Anbouba and Carter R. Montgomery, each of which owns a 50%  membership interest in Central Energy, LLC, the general partner of Central Energy, LP, which owns all of the membership interest of the General Partner, became the sole directors of the General Partner.

Central Energy, LP is obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units which it acquired in the Sale to its limited partners. In addition, in accordance with the terms of its  limited partnership agreement, Central Energy, LP is obligated to distribute 30% of the GP Interests of the General Partner to its limited partners.  The remaining 70% of the GP interests are controlled by Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner.  Messrs. Anbouba and Montgomery are obligated under other agreements to distribute 8.66% of the GP Interests to certain limited partners of Central Energy, LP. Upon completion of these distributions, The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership, will hold 7,413,013 Common Units of the Partnership (46.7%). Cushing will also hold 25% of the GP Interests. Messrs. Anbouba and Montgomery will each hold 30.67% of the GP Interests. Messrs. Anbouba and Montgomery will not be distributed any Newly Issued Common Units from Central Energy, LP.

Given their respective ownership interests, Messrs. Anbouba and Montgomery and Cushing are each a controlling member of the General Partner. In addition, the Second Amended and Restated Limited Liability Company Agreement of the General Partner (the “GP Agreement”) provides that Messrs. Anbouba and Montgomery have the right to appoint five of the seven members of the Board of Directors of the General Partner. Cushing has the right to appoint the other two members to the Board of Directors. As a result, these individuals and entity control the affairs of the General Partner, subject to the terms and conditions of the GP Agreement.

Loans to/by the Partnership

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (the “RVEP Promissory Note”) in connection with remaining funding needed to complete the acquisition of Regional. Interest on the RVEP Promissory Note is 10% annually and such interest is payable quarterly. The RVEP Promissory Note is due on demand.

In connection with the Third Amendment of the RZB Note, the Partnership was required to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane loaned the Partnership $1,000,000 of its cash collateral held by RZB for the purpose of funding the Partnership’s obligation to make the required payment described above. As part of the terms of the sale of 12, 724,019 newly issued Common Units to Central Energy, LP, Penn Octane was paid $1.2 million to satisfy all intercompany receivables between Penn Octane and the Partnership, including the $1 million note, amounts due and owing to Penn Octane under the Omnibus Agreement and other advances made by Penn Octane to the Partnership.

Omnibus Agreement with Penn Octane

Prior to November 17, 2010, pursuant to the Omnibus Agreement, Penn Octane was entitled to reimbursement for all direct and indirect expenses it or the General Partner incurs on the Partnership’s behalf, including general and administrative expenses. On November 17, 2010, in connection with the purchase of the General Partner by Central Energy, LP, the Omnibus Agreement was terminated.

Reimbursement Agreements

Effective November 17, 2010, the Partnership commenced conducting business in Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, a director and co-chief executive officer of the General Partner, AirNow Compression Systems, LTD. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California. Mr. Bothwell is a resident of California and lives near El Segundo.

Management Fee Paid by Regional

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the years ended December 31, 2009 and 2010, Regional recorded allocable expenses of $1,100,00 and $262,000, respectively.

Distributions to General Partner

All Unitholders of the Partnership have the right to receive distributions of “available cash” as defined in the Partnership Agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units in respect of any quarter commencing with the quarter beginning October 1, 2011, subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and its incentive distribution rights.

Indemnification Agreement

On April 10, 2007, the Board of Directors of the General Partner approved a form of Indemnification Agreement for the managers and officers of the General Partner. The agreement provides for indemnification against liabilities in the event of legal proceedings brought by a third party or by or in the right of the General Partner. The agreement also provides for advancement of expenses to an indemnified manager or officer. This agreement has been superseded by the provisions contained in the Partnership Agreement.

Item 14. Principal Accountant Fees and Services.

The Partnership has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
Audit Fees(1)	$630,000	$273,000	$(64,000)
Audit — Related Fees	$—	$15,000	$—
Tax Fees	$89,000	$13,000	$3,000
All Other Fees(2)	$9,000	$—	$—

(1)	Audit fees for 2010 include a settlement of previously billed fees totaling $115,000 for services provided for the audit of the year ending December 31, 2008.
(2)	Represents fees billed for tax compliance, tax advice and tax planning services.

The General Partner’s Audit Committee approves the engagement of our independent auditor to perform audit-related services. The Audit Committee does not formally approve specific amounts to be spent on non-audit related services which in the aggregate do not exceed amounts to be spent on audit-related services. In determining the reasonableness of audit fees, the audit committee considers historical amounts paid and the scope of services to be performed. The Audit Committee has determined that the professional services rendered by our accountants are compatible with maintaining the principal accountant’s independence. The Audit Committee gave prior approval to all audit services in 2008, 2009 and 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.           Financial Statements and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)         Consolidated Financial Statements:

Central Energy Partners LP

Report of Independent Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2008, 2009 and 2010

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010

Consolidated Statement of Partners’ Capital for each of the three years in the period ended December 31, 2010

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010

Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules:

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

2.3
Agreement and Plan of Merger, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., Regional Enterprises, Inc. (also known as Regional Enterprises, Inc.); the shareholders; and W. Gary Farrar, Jr.. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

2.4
Articles of Merger of Regional Enterprises, Inc. and Regional Enterprises, Inc., dated July 27 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

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

Exhibit No.
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

10.25*
Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.26
Consulting Agreement, dated November 1, 2006, by and among Penn Octane Corporation And Rio Vista Energy Partners L.P. and Ricardo Canney. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

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

Exhibit No.
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

10.60
Amendment to Promissory note dated June 27, 2008 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.61
Second Amendment to Promissory note dated January 20, 2009 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.62
Second Amendment to Loan Agreement dated as of July 2008 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.63
Third Amendment to Loan Agreement dated as of December 2008 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.64
Fourth Amendment to Loan Agreement dated as of February 28, 2009 between RZB Finance LLC and Rio Vista. . (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.65
Fifth Amendment to Loan Agreement dated as of March 31, 2009 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.66
Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated December 30, 2008 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.67
Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated February 28, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.68
Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated March 23, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.69
Letter Agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated April 13, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 20, 2009, SEC File No. 000-50394.)

10.70
Settlement Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P., Rio Vista ECO, LLC, TCW Asset Management Company, as administrative agent, and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)

10.71
Registration Rights Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P. and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)

10.72
Sixth Amendment, Assumption of Obligations and Release Agreement dated as of June 12, 2009 among RZB Finance LLC, Rio Vista Energy Partners L.P. and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 19, 2009, SEC File No. 000-50394.)

Exhibit No.
10.73
The press release of Rio Vista Energy Partners L.P. dated August 14, 2009, announcing the delay in filing the June 30, 2009 quarterly financial statements on Form 10-Q. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 17, 2009, SEC File No. 000-50394.)

10.73
The press release of Rio Vista Energy Partners L.P. dated August 14, 2009, announcing its receipt of the Nasdaq Determination Letter which denied Rio Vista’s plan for regaining compliance with Nasdaq Marketplace Rule 5250(c)(1). (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on October 2, 2009, SEC File No. 000-50394.)

10.74
The press release of Rio Vista Energy Partners L.P. dated November 23, 2009 announcing that its receipt of the Nasdaq letter indicating that Rio Vista’s failure to file the September 30, 2009 quarterly report on Form 10-Q would serve as additional basis for delisting Rio Vista securities from Nasdaq and the delinquent filing would be shared with the Listing Qualifications Panel in connection with Rio Vista’s appeal of Nasdaq decision to delist Rio Vista securities from the Nasdaq Capital market. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2009, SEC File No. 000-50394.)

10.75
Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

10.76
Seventh Amendment dated as of May 21, 2010 between RZB Finance LLC and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

10.77
Third Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, effective July 21, 2010 and dated August 9, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 13, 2010, SEC File No. 000-50394.)

10.78
Fourth Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, dated November 17, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.79
Conditional Acceptance of Settlement Offer and Release dated as of November 17, 2010, by and among each of Ian T. Bothwell, Bruce I. Raben, Ricardo Rodriquez, Murray J. Feiwell, Nicholas J. Singer and Douglas L. manner, on the one hand, and Rio Vista Energy partners L.P. on the other. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.80
Mutual Release dated as of November 17, 2010 by and among Penn Octane Corporation, Rio Vista Energy Partners, L.P. and Rio Vista GP, LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.81
Release dated as of November 17, 2010 by Rio Vista Energy Partners, L.P., Rio Vista GP, LLC and Central Energy, LP, and the persons identified on Schedule I attached thereto. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.82
Termination Agreement dated as of November 17, 2010 among Penn Octane Corporation, Rio Vista GP, LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.83
First Amendment to the Amended and Restated Limited Liability Company Agreement of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.84
Amendment to Certificate of Formation of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.85
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

Exhibit No.
10.86
Amendment to Certificate of Limited Partnership of Rio Vista Energy Partners, L.P. dated December 28, 2010 (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.87
Employment Agreement between Rio Vista GP, LLC and Imad K. Anbouba dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.88
Employment Agreement between Rio Vista GP, LLC and Carter R. Montgomery dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

The following Exhibits are filed as part of this report:

Exhibit No.
10.89	Installment Agreement dated November 17, 2010 by and between Regional Enterprises, Inc. and the Internal Revenue Service.
10.90	Second Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC, dated April 12, 2011.
10.91	Second Amended and Restated Agreement of Limited partnership of Central Energy Partners LP, dated April 12, 2011.
10.92	Buy-Sell Agreement dated April 13, 2011 by and among Imad K. Anbouba, Carter R. Montgomery and the Cushing MLP Opportunity Fund I, L.P.
10.93	Reimbursement Agreement effective November 17, 2010, by and between Central Energy GP LLC and AirNow Industrial Compressions Systems, LTD.
10.94	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC.
21	Subsidiaries of the Registrant
23.1	Consent of Burton McCumber & Cortez, L.L.P.
31.1	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act
31.3	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*           indicates management contract or compensatory plan or arrangement.

All of the Exhibits are available from the SEC’s website at www.sec.gov . In addition, the Partnership will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Ian T. Bothwell, Central Energy Partners LP, 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC
GENERAL PARTNER

April 15, 2011		By:	/s/ Imad K. Anbouba
Imad K. Anbouba
Co-Chief Executive Officer

April 15, 2011		By:	/s/ Carter R. Montgomery
Carter R. Montgomery
Co-Chief Executive Officer

April 15, 2011		By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Executive Vice-President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each capacity refers to the signer’s position with Central Energy GP LLC, the General Partner of the registrant.
Signature	Title	Date

/s/ Imad K. Anbouba	Director and Co-Chief Executive Officer	April 15, 2011

/s/ Carter R. Montgomery	Director and Co-Chief Executive Officer	April 15, 2011

/s/ Ian T. Bothwell	Executive Vice-President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 15, 2011

EXHIBIT INDEX

Exhibit No.
10.89	Installment Agreement dated November 17, 2010 by and between Regional Enterprises, Inc. and the Internal Revenue Service.
10.90	Second Amended and Restated Limited Liability Company Agreement of Central Energy GP, LLC, dated April 12, 2011
10.91	Second Amended and Restated Agreement of Limited Partnership of Central Energy Partners LP, dated April 12, 2011.
10.92	Buy-Sell Agreement by and among Imad K. Anbouba, Carter R. Montgomery and the Cushing MLP Opportunity Fund I, L.P., dated April 13, 2011.
10.93	Reimbursement Agreement effective November 17, 2010, by and between Central Energy GP LLC. and AirNow Industrial Compression Systems, LTD.
10.94	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC.
21	Subsidiaries of the Registrant
23.1	Consent of Burton McCumber & Cortez, L.L.P.
31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
31.3	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*                      indicates management contract or compensatory plan or arrangement.