Form 10-Q
period 2011-03-31
CENTRAL ENERGY PARTNERS LP
filed 2011-05-16
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to _______________________

Commission file number:  000-50394

Central Energy Partners LP
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0153267
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8150 N. Central Expressway, Suite 1525, Dallas, TX	75206
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:    (214) 360-7480

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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of common units outstanding on May 1, 2011 was 15,866,482.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Central Energy Partners LP (the “Partnership”) that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Partnership’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated by reference.

AVAILABLE INFORMATION

The Partnership is a reporting company pursuant to Section 12(g) of the Exchange Act. As a result, it files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, and amendments to these reports, with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available on the Partnership’s website at www.centralenergylp.com. These reports are also available on the SEC’s website at www.SEC.gov. In addition, the Partnership will provide copies of these reports free of charge upon request addressed to Ian T. Bothwell, Central Energy Partners LP, 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206.

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

Part I – FINANCIAL INFORMATION
Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC,
General Partner of Central Energy Partners LP

We have reviewed the consolidated balance sheet of Central Energy Partners LP and subsidiaries (Central) as of March 31, 2011, the consolidated statements of operations for the three months ended March 31, 2010 and 2011 and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2011 and the consolidated statement of partners’ capital for the three months ended March 31, 2011.  These interim consolidated financial statements are the responsibility of Central’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Central as of December 31, 2010 and the related consolidated statements of operations, partners’ capital and cash flows for the year ended December 31, 2010 (not presented herein); and in our report dated April 14, 2011, we expressed an unqualified opinion on those consolidated financial statements.

Our auditors’ report on Central’s financial statements as of December 31, 2010 included an explanatory paragraph referring to the matters discussed in Note L of those consolidated financial statements which raised substantial doubt about Central’s ability to continue as a going concern due to its insufficient cash flow to pay its current debt obligations and contingencies as they become due.  As indicated in Note M to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about Central’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note M. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to continue in existence.

/s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
May 13, 2011

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

		March 31,
	December 31,	2011
	2010	(Unaudited)
Current Assets
Cash	$571,000	$179,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2010 and 2011)	758,000	774,000
Deferred tax assets	44,000	44,000
Prepaid expenses and other current assets	725,000	827,000
Total current assets	2,098,000	1,824,000
Property, plant and equipment – net	4,466,000	4,329,000
Other non-current assets	-	43,000
Goodwill	3,941,000	3,941,000
Total assets	$10,505,000	$10,137,000

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2010	March 31 2011 (Unaudited)
Current Liabilities
Current maturities of long-term debt	$3,370,000	$3,220,000
Due to affiliates	91,000	81,000
Accounts payable	1,140,000	892,000
Taxes payable	414,000	359,000
Accrued liabilities	1,628,000	1,969,000
Total current liabilities	6,643,000	6,521,000
Long-term debt obligations	-	-
Commitments and contingencies	-	-
Deferred income taxes	1,573,000	1,573,000
Partners’ Capital
Common Units	2,243,000	2,002,000
General Partner’s equity	46,000	41,000
Total partners’ capital	2,289,000	2,043,000
Total liabilities and partners’ capital	$10,505,000	$10,137,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months ended March 31, 2010	Three Months ended March 31, 2011
Revenues	$1,432,000	$1,773,000
Cost of goods sold	1,183,000	1,213,000

Gross profit	249,000	560,000
Selling, general and administrative expenses and other
Legal and professional fees	38,000	340,000
Salaries and payroll related expenses	181,000	231,000
Other	133,000	154,000
	352,000	725,000
Operating loss from continuing operations	(103,000)	(165,000)
Other income (expense)
Interest expense	(141,000)	(54,000)
Loss from continuing operations before taxes	(244,000)	(219,000)
Benefit (provision) for income taxes	432,000	(27,000)

Net income (loss)	$188,000	$(246,000)

Net income (loss) allocable to the partners	$188,000	$(246,000)
Less General Partner’s interest in net income (loss)	4,000	(5,000)
Net income (loss) allocable to the common units	$184,000	$(241,000)

Net income (loss) income per common unit	$0.06	$(0.02)

Weighted average common units outstanding	3,142,463	15,866,482

The accompanying notes are an integral part of these statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital

Balance as of December 31, 2010	15,866,482	$2,243,000	$46,000	$2,289,000

Net loss	-	(241,000)	(5,000)	(246,000)

Balance as of March 31, 2011	15,866,482	$2,002,000	$41,000	$2,043,000

The accompanying notes are an integral part of these statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net income (loss)	$188,000	$(246,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation depletion and amortization	182,000	165,000
Unit-based payment expense	6,000	-
Changes in current assets and liabilities:
Trade accounts receivable	78,000	(17,000)
Prepaid and other current assets	(564,000)	(107,000)
Trade accounts payable	(149,000)	(248,000)
Due to/from affiliates, net	109,000	(11,000)
Accrued liabilities and other	546,000	341,000
U.S. and foreign taxes payable	(432,000)	(56,000)
Net cash (used in) provided by operating activities	(36,000)	(179,000)
Cash flows from investing activities:
Capital expenditures	(10,000)	(28,000)
Other non-current assets	-	(35,000)
Net cash (used in) by investing activities	(10,000)	(63,000)
Cash flows from financing activities:
Issuance of debt	200,000	-
Payment of debt	(140,000)	(150,000)
Net cash provided (used in) by financing activities	60,000	(150,000)
Net increase (decrease) in cash	14,000	(392,000)
Cash at beginning of period	81,000	571,000
Cash at end of period	$95,000	$179,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$84,000	$51,000
U.S. and foreign taxes	$-	$83,000
Supplemental disclosures of noncash transactions:
Settlement Of Richter Note Payable	$127,000	$-
Settlement of Other Obligation	$127,000	-
Unit based compensation	$6,000	$-

The accompanying notes are an integral part of these statements.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – ORGANIZATION

Central Energy Partners LP (“Central”), a Delaware limited partnership, was formed by Penn Octane Corporation (“Penn Octane”) on July 10, 2003 and was a wholly-owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (“RVOP”) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Central and (iii) distributed all of its limited partnership interests (“Common Units”) in Central to its common stockholders, resulting in Central becoming a separate publicly-traded entity. The Common Units represent 98% of Central’s outstanding partnership interests and 100% of Central’s limited partnership interests. The remaining 2% represent the partnership interest of the general partner (“GP Interest”). The General Partner of the Partnership is Central Energy GP LLC (the “General Partner”) (see Note B — Partners’ Capital). Holders of Common Units (“Unitholders”) do not participate in the management of Central. The General Partner has sole responsibility for conducting Central’s business and for managing Central’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Central’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Central’s behalf. The General Partner is entitled to receive distributions from Central on its GP Interest and incentive distributions rights as provided in Central’s partnership agreement (see Note B – Partners Capital — Distributions of Available Cash).

On November 17, 2010, Central, Penn Octane and Central Energy, LP, as successor in interest to Central Energy LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement, as amended.  At closing, Central sold 12,724,019 newly issued Common Units to Central Energy, LP and Penn Octane and an affiliate sold 100% of the limited liability company interests in the General Partner to Central Energy, LP. As a result, Penn Octane no longer has any interest in the General Partner or any control over the operations of Central.

Central currently provides liquid bulk storage, trans-loading and transportation services for petrochemicals and petroleum products through its wholly-owned subsidiary, Regional Enterprises, Inc. (“Regional”). Central’s strategy is to acquire midstream assets with a focus on gas transportation and services assets, including gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities and related assets.

The accompanying consolidated financial statements include Central and its only operating subsidiary, Regional. Central has two other subsidiaries that have no operations – RVOP and Rio Vista Operating GP LLC. Central and its subsidiaries are collectively referred to as the Company. All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of March 31, 2011, the unaudited consolidated statements of operations for the three months ended March 31, 2010 and 2011, the unaudited consolidated statements of cash flows for the three months ended March 31, 2010 and 2011 and the unaudited consolidated statement of partners’ capital for the three months ended March 31, 2011, have been prepared by Central without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of March 31, 2011, the unaudited consolidated results of operations for the three months ended March 31, 2010 and 2011, the unaudited consolidated statements of cash flows for the three months ended March 31, 2010 and 2011 and the unaudited consolidated statement of partners’ capital for the three months ended March 31, 2011.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – ORGANIZATION - Continued

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although Central believes that the disclosures made are adequate to make the information not misleading.  These unaudited consolidated financial statements should be read in conjunction with Central’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Basis of Presentation

Certain reclassifications have been made to prior period balances to conform in the current presentation.  All reclassifications have been consistently applied to the periods presented.

NOTE B – PARTNERS’ CAPITAL

Common Units

The Common Units represent limited partner interests in Central. The holders of Common Units are entitled to participate in Central’s distributions and exercise the rights or privileges available to limited partners under the partnership agreement.  The holders of Common Units have only limited voting rights on matters affecting Central.  Holders of Common Units have no right to elect the General Partner or its directors on an annual or other continuing basis.  The members of the General Partner appoint the directors of the General Partner. Although the General Partner has a fiduciary duty to manage Central in a manner beneficial to Central and its Unitholders, the directors of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to its members. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding Common Units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of Unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes, unless such restriction is waived in writing by the General Partner (which right can be exercised in its sole discretion).  In addition, the partnership agreement contains provisions limiting the ability of holders of Common Units to call meetings or to acquire information about Central’s operations, as well as other provisions limiting the holders of Common Units ability to influence the manner or direction of management.

General Partner Interest

The General Partner owns the 2% GP Interest in Central. Central Energy, LP, the sole member of the General Partner, is obligated under its limited partnership agreement to distribute 30% of the membership interest it holds in the General Partner to its limited partners and 70% to Messrs. Imad K. Anbouba and Carter R. Montgomery, the sole members of the general partner of Central Energy, LP.  In addition, Messrs. Anbouba and Montgomery are obligated to sell 8.66% of the membership interests in the General Partner to certain limited partners of Central Energy, LP.  Upon completion of this distribution, The Cushing MLP Opportunity Fund I L.P. will hold 25% of the membership interest in the General Partner and Messrs. Anbouba and Montgomery will each hold 30.67% of the membership interests of the General Partner.

The General Partner generally has unlimited liability for the obligations of Central, such as its debts and environmental liabilities, except for those contractual obligations of Central that are expressly made without recourse to the General Partner.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL - Continued

Distributions of Available Cash

Until December 2010, all Central Unitholders had the right to receive distributions from Central of “available cash” as defined in the partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner.  The General Partner has a right to receive a distribution corresponding to its 2% GP Interest and the incentive distribution rights described below.  The distributions are to be paid within 45 days after the end of each calendar quarter.

Central has not made any distributions since August 18, 2008 for the quarter ended June 30, 2008.  The amount of the distributions paid through the June 2008 quarterly distribution represented the minimum quarterly distributions required to be made by Central pursuant to the partnership agreement through that date.  Central does not anticipate making quarterly distributions during the remainder of 2011 since Central does not believe it will have cash available for quarterly distributions after paying all operating costs of Central, reimbursing the General Partner for its operating expenses incurred on behalf of Central, and providing for any cash reserve the General Partner believes is appropriate to provide for the proper conduct of Central’s business during the next 12 months.

In December 2010, the General Partner and more than a majority in interest of the limited partners holding Common Units of the Partnership approved an amendment to the Partnership’s agreement of limited partnership to provide that Central is no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of such partnership agreement in respect of any quarter prior to the quarter beginning October 1, 2011.  The impact of this amendment is that Unitholders are not entitled to receive any “Common Unit Arrearage” or “Cumulative Common Unit Acreages” with respect to the quarter ended September 2008 through the quarter ended September 30, 2011.

In addition to its 2% GP Interest, the General Partner is the holder of incentive distribution rights which entitled it to an increasing portion of cash distributions as described in the Partnership’s partnership agreement.  As a result, cash distributions from Central are shared by the Unitholders and the General Partner based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the Unitholders as annual cash distributions exceed certain milestones.

On April 12, 2011, the sole member of the General Partner, Central Energy, LP, adopted the Second Amended and Restated Limited Liability Company Agreement of the General Partner (the “GP Agreement”), and the General Partner and limited partners of the Partnership holding 80% of the Common Units voted to amend and restate the First Amended and Restated Agreement of Limited Partnership, as amended, of the Partnership. Copies of each of these agreements were filed as exhibits to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and are incorporated by reference.  A Unitholder should read each of these agreements.

The GP Agreement substantially modifies the Amended and Restated Limited Liability Agreement of the General Partner. The more significant changes in the GP Agreement provide:  (i) provisions ensuring the separateness of the books and records of the General Partner and the Partnership; (ii) for a right of first refusal with respect to the proposed sale of a GP Interest of the General Partner by any of its members; (iii) prohibit the General Partner from transferring ownership of the Incentive Distribution Rights to any third party without the approval of members holding 66-2/3% of the GP Interests; (iv) restrictions on the dissemination of “material and non-public information” regarding the Partnership and the General Partner; (v) Messrs. Anbouba and Montgomery the right to appoint five of the seven members of the Board of

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL - Continued

Distributions of Available Cash - continued

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

The Second Amended and Restated Agreement of Limited Partnership of Central Energy Partners LP (the “Partnership Agreement”) includes a number of changes, many of which are ministerial in nature to update the agreement to comply with new laws. The principal changes made to the Partnership Agreement include provisions that provide: (i) for the separateness of the books and records of the Partnership and the General Partner; (ii) for the issuance of un-certificated securities so that partnership interests can be eligible for a direct registration program; (iii) the General Partner with the right to redeem a Unitholder’s Common Units in the event such Unitholder fails to provide information requested by the General Partner to determine the tax status of such Unitholder; (iv) the General Partner has the right to reset the minimum quarterly distribution and target distribution levels and issue Common Units to the holder of the Partnership’s Incentive Distribution Rights; (v) for changes in the tax allocation provisions to comply with current tax law and regulations; (vi) the General Partner with the option to evaluate a potential conflict of interest arising from a transaction between the General Partner and/or an affiliate, on the one hand, and the Partnership or its subsidiaries, on the other hand, without referring such conflict of interest to the General Partner’s Conflicts Committee; and (vii) the General Partner and its affiliates with the right to purchase all of a class of Partnership securities in the event the General Partner and its affiliates hold more than 80% of the amount of such securities then issued and outstanding. See “Item 1A. Risk Factors – Risks Inherent in an Investment in Us” in Central’s Annual Report on Form 10-K for the year ended December 31, 2010 for a more detailed description of some of the risks and impacts of these changes to Unitholders.

NOTE C – INCOME (LOSS) PER COMMON UNIT

Net income (loss) income per Common Unit is computed on the weighted average number of Common Units outstanding in accordance with ASC 260. During periods in which Central incurs losses, giving effect to common unit equivalents is not included in the computation as it would be antidilutive.

The following tables present reconciliations from net income (loss) per Common Unit to income (loss) per Common Unit assuming dilution (see Note F – Unit Options and Warrants):

	For the three months ended March 31, 2010
	Income (Numerator)	Units (Denominator)	Per-Unit Amount

Net income available to the Common Units	$184,000

Basic EPS
Net income available to the Common Units	184,000	3,142,463	$0.06
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net income available to the Common Units	184,000	3,142,463	$0.06

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C – INCOME (LOSS) PER COMMON UNIT - Continued

	For the three months ended March 31, 2011
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(241,000)
Basic EPS
Net (loss) available to the Common Units	(241,000)	15,866,482	$(0.02)
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2010	March 31, 2011

Land	$512,000	$512,000
Terminal and improvements	4,283,000	4,310,000
Automotive equipment	2,666,000	2,666,000
	7,461,000	7,488,000
Less: accumulated depreciation and amortization	(2,995,000)	(3,159,000)
	$4,466,000	$4,329,000

Depreciation expense of property, plant and equipment from operations totaled $182,000 and $165,000 for the three months ended March 31, 2010 and 2011, respectively.

NOTE E — DEBT OBLIGATIONS

	December 31, 2010	March 31, 2011
Long-term debt obligations were as follows:
RZB Note	3,770,000	3,220,000
	3,770,000	3,220,000
Less current portion	3,770,000	3,220,000
	$-	$-

RZB Note

The borrower under the RZB Note is Regional and all of Regional’s assets, as well as a pledge of the outstanding capital stock of Regional, are pledged as collateral for the RZB Note.  The interest rate is variable and approximated 6.3% and 5.8% for the quarters ended March 31, 2010 and 2011, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E — DEBT OBLIGATIONS - Continued

RZB Note - continued

On May 25, 2010, Regional and RB International Finance (USA) LLC, formerly known as RZB Finance LLC (RZB), entered into a Seventh Amendment (Seventh Amendment) in connection with the RZB Note dated July 26, 2007.  Under the terms of the Seventh Amendment, the maturity date of the RZB Note was extended until May 31, 2014 and monthly principal amortization requirements were adjusted as follows:

May 2010 through April 2011   $50,000 Monthly amortization
May 2011 through April 2012   $70,000 Monthly amortization
May 2012 through April 2013   $90,000 Monthly amortization
May 2013 through April 2014   $100,000 Monthly amortization
May 2014 $50,000

Under the terms of the Seventh Amendment, Regional was required to provide audited financial statements of Regional for the year ended December 31, 2009 by September 30, 2010 and subsequent annual audited financial statements of Regional within 90 days after the end of each subsequent annual year end.  In addition, the Seventh Amendment included additional restrictive covenants related to change in control, change in management and distributions of cash.  Regional did not provide the audited financial statements for the years ended December 31, 2009 and 2010 until April 22, 2011.

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (“Eighth Amendment”) in connection with the RZB Note. Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Partnership upon consummation of the Securities Purchase and Sale Agreement and makes it an event of default under the RZB Note if (i) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interest of Central Energy, LLC, the parent of Central Energy, LP or (ii) Central Energy, LLC ceases to own or control at least 51% of the membership interests of Central Energy GP LLC, the General Partner.

Per the loan agreement with RZB, Regional is required to provide certified monthly financial statements to RZB and failure to provide those financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the note immediately due and payable.  Regional has not provided the monthly financial statements to RZB for three months ended March 2011.  RZB has neither waived the violation nor notified Regional of the event of default.  However, since the RZB Note could be called any time, in accordance with ASC 470, the Company has reclassified the RZB Note as current in the accompanying financial statements at December 31, 2010 and March 31, 2011.

NOTE F – UNIT OPTIONS AND WARRANTS

Central has no employees and is managed by its General Partner. Central applies ASC 718 for options granted to employees and managers of the General Partner and ASC 505 for options issued to acquire goods and services from non-employees.

Warrants

For warrants granted to non-employees of the General Partner, Central applies the provisions of ASC 718 to determine the fair value of the warrants issued.  No warrants of Central were outstanding at March 31, 2011.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F – UNIT OPTIONS AND WARRANTS - Continued

Options

On March 9, 2005, the Board of Directors of the General Partner approved the Central 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of Central or the General Partner or any affiliate of Central or the General Partner. The 2005 Plan provides that each outside director of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 Common Units, in an equal amount as determined by the Board of Directors. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan remains available for the grant of awards until March 9, 2015, or such earlier date as the Board of Directors of the General Partner may determine. The 2005 Plan is administered by the compensation committee of the Board of Directors. In addition, the Board of Directors may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the Partnership Agreement, no approval of the 2005 Plan by the Unitholders of Central was required.

On May 28, 2008, Central and Strategic Growth International (SGI), entered into a one year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, Central granted SGI 50,000 options to purchase Common Units of Central at an exercise price of $12.00 per Common Unit. The option expires three years from the date of issuance. Total cost recorded at the grant date was $161,000. As a result of the aforementioned cancellation, the number of Common Units to be issued upon exercise of the option was reduced to 25,000 Common Units.

As a part of the transaction consummated in accordance with the Stock Purchase and Sale Agreement dated May 24, 2010, as amended, Ian T. Bothwell, Chief Executive Officer of Penn Octane, the then Chief Executive Officer of the General Partner and the current Executive Vice President, Chief Financial Officer and Secretary of the General Partner, the then Board of Directors of Penn Octane and/or Managers of the General Partner Bruce I. Raben, Ricardo Canney, Murray J. Feiwell, Nicholas J. Singer and Douglas L. Manner entered into a Conditional Acceptance of Settlement Offer and Release with Central and the General Partner whereby each of them agreed to the cancellation of all commitments to issue common unit options granted by the General Partner pursuant to the 2005 Plan as partial consideration for releases by Central and the General Partner of any and all claims Central and the General Partner had or might have against such individuals. As a result, no Central common unit options to these individuals were outstanding at March 31, 2011.  At March 31, 2011, options to acquire 38,542 Common Units were outstanding at a weighted average exercise price of $13.64 per Common Unit.

NOTE G – UNIT-BASED PAYMENT

Central utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, Central adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  Central recorded unit-based payment expense for employees and non-employees of $6,000 ($0.00 per common unit) and $0 ($0.00 per common unit) for the three months ended March 31, 2010 and 2011, respectively, under the fair-value provisions of ASC 718.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H - COMMITMENTS AND CONTINGENCIES

TransMontaigne Dispute

RVOP is a subsidiary of Central which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (LPG Assets) to it by Penn Octane Corporation upon formation of Central. It sold all of the LPG Assets to TransMontaigne in two separate transactions.  The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006.  In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico.  The Purchase and Sale Agreement dated December 26, 2007 (Purchase and Sale Agreement) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances.  RVOP has received demands for indemnification dated December 17, 2008, December 31, 2008, March 17, 2009, May 12, 2009, May 18, 2009, March 18, 2010, September 22, 2010 and January 24, 2011 (Indemnification Notices) seeking reimbursement from RVOP for $775,000 in claims relating to working capital adjustments and indemnification obligations as prescribed under the Purchase and Sale Agreement. In addition to the aforementioned claims, the January 24, 2011 Indemnification Notice included a demand for indemnification based on a lawsuit filed by MCAR Development against Razorback, LLC, a subsidiary of TransMontaigne, on January 4, 2011, demanding payment of damages resulting from a pipeline meandering outside the recorded pipeline easement.  Razorback has requested that RVOP assume the defense of the litigation and provide indemnification to Razorback.

RVOP intends to work with TransMontaigne to define the scope of the adjustments to an amount which RVOP considers to be more realistic and which also considers RVOP offsets to the amounts already presented by TransMontaigne.  Any amount which may subsequently be agreed to by TransMontaigne and RVOP shall first be charged to the $500,000 Holdback provided for in the Purchase and Sale Agreement, and also is subject to the $1,000,000 limitation indemnification.  RVOP has accrued a reserve of approximately $275,000 for potential future obligations in addition to the Holdback.  RVOP’s management believes that the amount of the TransMontaigne claim will be resolved within the amounts provided.

Legal Proceedings

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

Regional is a corporation and as such is subject to U.S. Federal and State corporate income tax.  Most of its income is not “qualifying income” as discussed below.  The Partnership intends to explore options regarding the organization of some or all of Regional’s assets that produce qualifying income into a more efficient tax structure in the future.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H — COMMITMENTS AND CONTINGENCIES - Continued

Partnership Tax Treatment - continued

Section 7704 of the Internal Revenue Code (the “Code”) provides that publicly traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income” (“Qualifying Income Exception”).  For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”.  Non-qualifying income which is held and taxed through a taxable entity (such as Regional), is excluded from the calculation in determining whether the publicly traded partnership meets the qualifying income test.

Central estimates that more than 90% of its gross income (excluding Regional) in the quarter ended March 31, 2011 was “qualifying income.”  No ruling has been or will be sought from the IRS and the IRS has made no determination as to Central’s classification as a partnership for federal income tax purposes or whether Central’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.

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

NOTE I – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

A substantial part of Regional’s revenues and profits come from a few customers.  During the quarter ended March 31, 2011, 47% of Regional’s revenues were from three customers, Suffolk Sales, Noble Oil Services and General Chemical Corporation.  The loss of any one of these customers could have a material adverse effect on the revenue, profit and overall business of the company.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK - Continued

Concentrations of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in different financial institutions.  Balances in accounts other than “Noninterest-Bearing Transaction Accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution.  Noninterest-Bearing Transaction Accounts have unlimited FDIC insurance coverage through December 31, 2012.  At March 31, 2011, the Company did not have any cash balances in financial institutions in excess of FDIC insurance coverage.  Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of customers.  The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

NOTE J — INCOME TAXES

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (the “IRS Installment Agreement”) with the Internal Revenue Service (“IRS”) for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional paid $60,000 upon entering into the IRS Installment Agreement and is required to pay $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, has been paid in full. In addition to the $384,000, the IRS Installment Agreement provides for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010. The IRS can cancel the IRS Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested.

During 2009, Central allocated expenses to Regional for the period years 2008 and 2009.  The amount of the allocated expenses for those periods totaled approximately $1,100,000.  During the three months ended March 31, 2011, Central allocated additional expenses to Regional of $419,000 for the period from July 28, 2007 to December 31, 2007.  Regional intends to amend its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which will eliminate the $198,000 amount referred to above.  The effect on income tax payable and income tax expense for those changes was reflected in 2009.

During the three months ended March 31, 2010, accruals in the amount of approximately $395,000 related to an uncertain income tax position in connection with a previously filed income tax return were reversed because the statute of limitations for the taxing authority to examine the income tax return expired.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J — INCOME TAXES  - Continued

Tax Liabilities – continued

The Internal Revenue Code of 1986, as amended (the “Code”) provides for penalties to be assessed against taxpayers in connection with the late filing of partnership returns and the failure to furnish timely the required Schedules K-1 to investors. The Code also provides taxpayer relief in the form of reduction and/or abatement of penalties assessed under certain circumstances. The Internal Revenue Service has not notified Central of any penalties due for the 2008 Tax Year or the 2009 Tax Year.  Central estimates that the maximum penalty exposure is $2,500,000.  Central has accrued $385,000 and $629,000 in 2009 and 2010, respectively, as its estimate of penalty exposure related to the failure to file timely.

NOTE K — ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Company accounts for environmental contingencies in accordance with ASC 450.  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the quarters ended March 31, 2010 and 2011, the Company had no environmental contingencies requiring specific disclosure or the recording of a liability.

NOTE L — RELATED PARTY TRANSACTIONS

The General Partner has a legal duty to manage Central in a manner beneficial to Central’s Unitholders. This legal duty originates in statutes and judicial decisions and is commonly referred to as a “fiduciary” duty.  Because of Central Energy GP LLC’s ownership and control of the General Partner, its officers and directors also have fiduciary duties to manage the business of the General Partner in a manner beneficial to Central Energy, LP and its interest holders.

Central’s Partnership Agreement limits the liability and reduces the fiduciary duties of the General Partner to its Unitholders.  Central’s Partnership Agreement also restricts the remedies available to Unitholders for actions that might otherwise constitute breaches of the General Partner’s fiduciary duty.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M — REALIZATION OF ASSETS

The accompanying unaudited consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company had an operating loss from continuing operations for the years ended December 31, 2008, 2009 and 2010 and the three months ended March 31, 2011 and has a deficit in working capital of approximately $4,700,000 at March 31, 2011.  The RZB Note and the IRS Installment Debt totaled approximately $3,445,000 at March 31, 2011, all of which is classified as current liabilities.  The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by Central.  In addition, Central is contingently liable for late filing penalties for failure to timely file tax returns for the 2008 and 2009 tax years (see note J) and for contingencies associated with the TransMontaigne transaction (see note H).

Substantially all of the Company’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets.  While Central believes that it has sufficient working capital for 2011 operations as a result of the sale of Common Units in November 2010 to Central Energy, LP, should it need additional capital in excess of cash generated from operations to pay the RZB Note if demand is made for payment, for payment of the contingent liabilities, for expansion, capital improvements to existing assets or otherwise, its ability to raise capital would be hindered by the existing pledge.  In addition, Central has obligations under existing registrations rights agreements.  Central’s Partnership Agreement provides the General Partner with the authority to enter into registration rights agreements where it deems such an agreement to be appropriate.  It is anticipated that Central will enter into such an agreement with the limited partners of Central Energy, LP once it has distributed to such limited partners the 12,724,019 Common Units it acquired from the Central on November 17, 2010.  These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, the Company would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of the Company to (1) cure the defaults related to the RZB Note, (2) pay the IRS installment debt payments as they become due, (3) resolve favorably the late tax filings for the tax years ended December 31, 2008 and 2009 and non-delivery of Schedules K-1 for the same periods and (4) satisfactorily resolve the TransMontaigne transaction contingencies.  The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt and to continue in existence.

To provide Central with the ability it believes necessary to continue in existence, management is taking steps to cure the defaults, raise additional debt and/or equity financing and favorably resolve the late filing and easement contingencies.

NOTE N - 401K

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE O - SEGMENT INFORMATION

The Company reports segment information in accordance with ASC 280.  Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.  Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  This information is reported on the basis that it is used internally for evaluating segment performance.  The Company had only one operating segment (transportation and terminaling business) during the three months ended March 31, 2010 and 2011.  The following are amounts related to the transportation and terminaling business included in the accompanying financial statements for the three months ended March 31, 2010 and 2011 and at December 31, 2010 and March 31, 2011:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011

Revenue from external customers	$1,408,000	$1,773,000
Interest expense	$63,000	$54,000
Depreciation and amortization	$182,000	$165,000
Income tax (expense) benefit	$432,000	$(27,000)
Net income (loss)	$377,000	$(336,000)

	December 31, 2010	March 31, 2011

Total assets	$9,825,000	$9,886,000

NOTE P – SUBSEQUENT EVENT

Central’s strategy is to acquire midstream assets with a focus on gas transportation and services assets, including gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities and related assets.  To advance this strategy, during May 2011, Central retained the services of an investment banking firm (the “Financial Advisor”) to assist it in evaluating strategic growth and financing alternatives pursuant to an agreement that expires on April 30, 2012, unless extended by mutual consent.  The agreement provides that Central will retain the Financial Advisor for any M&A Transaction and Private Financing Transaction, as those terms are defined in the agreement, provided that the Financial Advisor may elect not to accept such engagement at its sole option.  The advisory fees to be paid for such engagements are customary with industry practices and are payable only in the event a transaction is successfully completed by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Central Energy Partners LP and its consolidated subsidiaries are collectively hereinafter referred to as “Central”, the “Company” or the “Partnership”.

The following discussion of Central's liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of Central and related notes thereto appearing elsewhere herein.

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

For each of the quarters during the year ended December 31, 2010 and the quarter ended March 31, 2011, Regional’s revenues were divided as set forth below. All dollar amounts are in thousands.

Quarters For Year ended 2010									Quarter
	March 31		June 30		September 30		December 31		March 31, 2011
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$880	62%	$989	60%	$1,018	63%	$1,022	62%	$1,087	61%
Rent	386	28%	531	32%	462	29%	411	25%	490	28%
Terminal	142	10%	140	8%	132	8%	208	13%	193	11%
Other	-		1		1		-		3
Total	$1,408	100%	$1,661	100%	$1,613	100%	$1,641	100%	$1,773	100%

Recent Developments

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP, as successor in interest to Central Energy, LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement dated May 25, 2010, as amended. At closing, the Partnership sold 12,724,019 newly issued Common Units (the “Newly Issued Common Units”) to Central Energy, LP for $3,950,291 and Penn Octane and an affiliate sold 100% of the limited liability company interests in the General Partner to Central Energy, LP for $149,709 (the “Sale”). As a result of the completion of the Sale, all control in the General Partner was transferred to Central Energy, LP, the Newly Issued Common Units were sold to Central Energy, LP, and Messrs. Imad K. Anbouba and Carter R. Montgomery, each of which owns 50% of the issued and outstanding limited liability company interests of Central Energy, LLC, the general partner of Central Energy, LP, became the sole managers of the General Partner.

Central Energy, LP is obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units of the Partnership which it acquired in the Sale to its limited partners.  In addition, in accordance with the terms of the limited partnership agreement of Central Energy, LP, it is obligated to distribute 30% of the membership interests (the “GP Interests”) in Central Energy GP LLC, the General Partner of the Partnership (the “General Partner”), to its limited partners.  The remaining 70% of the GP Interests are controlled by Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner. Messrs. Anbouba and Montgomery are obligated under other agreements to distribute 8.66% of the GP Interests to certain limited partners of Central Energy, LP. Upon completion of these distributions, which is anticipated to occur in the near future, The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership, will hold 7,413,013 Common Units of the Partnership (46.7%).  It will also hold 25% of the GP Interests. Messrs. Anbouba and Montgomery will each hold 30.67% of the GP Interests.  Messrs. Anbouba and Montgomery will not be distributed any Newly Issued Common Units from Central Energy, LP.  Given their respective ownership interests, Messrs. Anbouba, Montgomery and Cushing are each deemed a controlling member of the General Partner.

The ownership of the Partnership and General Partner changed on November 17, 2010, and since that date the General Partner’s new management has been focused on regaining compliance with the Partnership’s securities and tax reporting obligations. The Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 was filed timely and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 is being filed timely.  We intend to file the required tax returns in the near future.  Once this is completed, management’s focus will be on the future growth of Partnership assets, and related cash generation, through organic growth and acquisitions. Our primary business objectives are to maintain stable cash flows and to increase our quarterly cash distribution per Common Unit over time.

We intend to focus on opportunities to provide fee-based logistics services without engaging in the trading of refined products and the risk associated with fluctuating commodity prices.  Our plan is to pursue accretive acquisitions of midstream assets that can expand our operations. Our acquisition activity is focused on gas transportation and services assets, such as gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities, and related assets. In some instances, related assets may include producing oil and gas properties where such assets are an integral part of a larger transaction involving midstream assets. It is not the intention of the Partnership to hold such producing properties, but rather to resell them in an expeditious manner.  Our acquisitions will be made through subsidiaries of the Partnership created to acquire identified entities or assets. We will use available Partnership resources, third-party debt and/or proceeds from the issuance by the Partnership of new securities, or any combination hereof, to fund such acquisitions.

Results of Operations

The results of operations from continuing operations during the three months ended March 31, 2010 and 2011, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

All amounts in thousands.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2011			Changes Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010
	Regional Enterprises	Corporate/ Other	Total	Regional Enterprises	Corporate/ Other	Total	Regional Enterprises	Corporate/ Other	Total
Revenues	$1,408	$24	$1,432	$1,773	$-	$1,773	$365	$(24)	$341
Cost Of Goods Sold	$1,183	$-	$1,183	$1,213	$-	$1,213	$30	$-	$30
Gross Profit	$225	$24	$249	$560	$-	$560	$335	$(24)	$311
Selling, General and Administrative Expenses	$217	$135	$352	$815	$(90)	$725	$598	$(225)	$373
Operating Income (loss)	$8	$(111)	$(103)	$(255)	$90	$(165)	$(263)	$201	$(62)
Interest Expense	$(63)	$(78)	$(141)	$(54)	$-	$(54)	$9	$78	$87
Interest Income	$-	$-	$-	$-	$-	$-	$-	$-	$-
Income (Loss) From Continuing Operations Before Taxes	$(55)	$(189)	$(244)	$(309)	$90	$(219)	$(254)	$279	$25
Provision (benefit) for Income Taxes	$(432)	$-	$(432)	$27	$-	$27	$459	$-	$459
Net Income (Loss)	$377	$(189)	$188	$(336)	$90	$(246)	$(713)	$279	$(434)

Revenues.  Regional’s revenues for the three months ended March 31, 2011 were $1.8 million compared to $1.4 million for the three months ended March 31, 2010, an increase of $0.4 million (26.0%).  The increase was principally due to increased rates charged to customers for hauling and increases in rates under storage rental contracts during the three months ended March 31, 2011 over the same period one year earlier.

Cost of Goods Sold.  Regional’s cost of goods sold for the three months ended March 31, 2011 were $1.2 million compared to $1.2 million for the three months ended March 31, 2010.  Although there was an increase in revenues during the three months ended March 31, 2011, it was generally attributable to increases in rates and not from increased business.  As a result, the cost of goods sold associated with revenues did not change significantly.  Generally, Regional continues to obtain benefits from ongoing efforts to reduce operating costs (fuel costs, insurance and payroll costs) which are partially offset by increased maintenance costs for the terminal and fleet.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for Regional during the three months ended March 31, 2011 were $0.8 million compared to $0.2 million for the three months ended March 31, 2010, an increase of $0.6 million.  This substantial increase was the result of higher allocations of costs from the Partnership and increased professional fees during the three months ended March 31, 2011 compared with the three months ended March 31, 2010.  The increased professional fees were associated with our Annual Report on Form 10-K for the year ended December 31, 2010. There was a corresponding decrease in SG&A for the Partnership during the three months ended March 31, 2011 as a result of the increase in the allocation of costs to Regional described above.

Liquidity and Capital Resources

General

The Partnership’s sole source of operating cash flows is derived from the operations of Regional.  Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under, and prohibitive covenants contained in, the RZB Note described below under “Debt Obligations” and income taxes payable on Regional’s stand-alone taxable income.  As a result, Regional is not able to provide any significant cash to the Partnership for the foreseeable future.

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

We may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets.  The ability of the Partnership to complete future acquisitions may require the use of a portion or substantially all of our liquid assets, the issuance of additional debt and/or the issuance of additional units.  Currently, substantially all of our assets are pledged as collateral on existing debt in connection with the RZB Note (see “Debt Obligations” below).  Accordingly, the Partnership may be unable to obtain additional financing collateralized by those assets.

At March 31, 2011, the Partnership had a working capital deficit of approximately $4.7 million.  We cannot be certain that future cash flows from our current business and future investments, if any, will be adequate to cover all of our future working capital requirements, including minimum distributions to Unitholders as provided in the Partnership Agreement.

Distributions of Available Cash

Prior to December 2010, all Unitholders had the right to receive distributions from the Partnership of “available cash” as defined in the Partnership Agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per Common Unit, plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters.  Upon the purchase of the General Partner by Central Energy LP, the Partnership Agreement was amended to provide that the Partnership would no longer be obligate to make any further distributions to cover “Common Unit Arrearages” or “Cumulative Common Unit Arrearages” (as defined in the Partnership Agreement) in respect of any quarter prior to the quarter beginning October 1, 2011.  The impact of this amendment is that Unitholders are not entitled to receive any “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” with respect to the quarter ended September 2008 through the quarter ended September 30, 2011.

The General Partner has a right to receive a distribution corresponding to its 2% GP Interest and the incentive distribution rights described below.  The Partnership has not had the “available cash” needed to pay minimum quarterly dividends since the quarter ended June 30, 2008 and, as a result, no minimum quarterly distributions have been made since the distribution made for that quarter on August 18, 2008.

Central does not anticipate making quarterly distributions during the remainder of 2011 since Central does not believe it will have cash available for quarterly distributions after paying all operating costs of Central, reimbursing the General Partner for its operating expenses incurred on behalf of Central, and providing for any cash reserve the General Partner believes is appropriate to provide for the proper conduct Central’s business during the next 12 months.

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

If our General Partner elects to reset the target distribution levels, the holder of the incentive distribution rights will be entitled to receive their proportionate share of a number of Common Units derived by dividing (i) the average amount of cash distributions made by the Partnership for the two full quarters immediately preceding the reset election by (ii) the average of the cash distributions made by the Partnership in respect of each Common Unit for the same period. Our General Partner will also be issued the number of general partner units necessary to maintain its 2% GP Interest in the Partnership that existed immediately prior to the reset election at no cost to the General Partner. We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per Common Unit without such conversion. It is possible, however, that our General Partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued Common Units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our Unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new Common Units and general partner interests in connection with resetting the target distribution levels. Additionally, our General Partner has the right to transfer our incentive distribution rights at any time, and such transferee shall have the same rights as the General Partner relative to resetting target distributions if our General Partner concurs that the tests for resetting target distributions have been fulfilled.

In addition to its 2% GP Interest, the General Partner is currently the holder of incentive distribution rights which entitle the holder to an increasing portion of cash distributions as described in the Partnership Agreement. As a result, cash distributions from the Partnership are shared by the Unitholders and the General Partner based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the Common Units as annual cash distributions exceed certain milestones.

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

During 2009, Central allocated expenses to Regional for the period years 2008 and 2009.  The amount of the allocated expenses for those periods totaled approximately $1,100,000.  During the three months ended March 31, 2011, Central allocated additional expenses to Regional of $419,000 for the period from July 28, 2007 to December 31, 2007.  Regional intends to amend its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which will eliminate the $198,000 amount referred to above.  The effect on income tax payable and income tax expense for those changes was reflected in 2009.

During the three months ended March 31, 2010, accruals in the amount of approximately $395,000 related to an uncertain income tax position in connection with a previously filed income tax return were reversed because the statute of limitations for the taxing authority to examine the income tax return expired.

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

The Internal Revenue Code of 1986, as amended (the “Code”) provides for penalties to be assessed against taxpayers in connection with the late filing of partnership returns and the failure to furnish timely the required Schedule K-1s to investors. The Code also provides taxpayer relief in the form of reduction and/or abatement of penalties assessed under certain circumstances. The Internal Revenue Service (the “IRS”) has not notified Central of any penalties due for the 2008 Tax Year or the 2009 Tax Year.  Central estimates that the maximum penalty exposure is $2,500,000.  Central has accrued $385,000 and $629,000 in 2009 and 2010, respectively, as its estimate of penalty exposure related to the failure to file timely.

TransMontaigne Dispute

RVOP is a subsidiary of Central which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (LPG Assets) to it by Penn Octane Corporation upon formation of Central. It sold all of the LPG Assets to TransMontaigne in two separate transactions.  The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006.  In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico.  The Purchase and Sale Agreement dated December 26, 2007 (Purchase and Sale Agreement) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances.  RVOP has received demands for indemnification dated December 17, 2008, December 31, 2008, March 17, 2009, May 12, 2009, May 18, 2009, March 18, 2010, September 22, 2010 and January 24, 2011 (Indemnification Notices) seeking reimbursement from RVOP for $775,000 in claims relating to working capital adjustments and indemnification obligations as prescribed under the Purchase and Sale Agreement. In addition to the aforementioned claims, the January 24, 2011 Indemnification Notice included a demand for indemnification based on a lawsuit filed by MCAR Development against Razorback, LLC, a subsidiary of TransMontaigne, on January 4, 2011, demanding payment of damages resulting from a pipeline meandering outside the recorded pipeline easement.  Razorback has requested that RVOP assume the defense of the litigation and provide indemnification to Razorback.

RVOP intends to work with TransMontaigne to define the scope of the adjustments to an amount which RVOP considers to be more realistic and which also considers RVOP offsets to the amounts already presented by TransMontaigne.  Any amount which may subsequently be agreed to by TransMontaigne and RVOP shall first be charged to the $500,000 Holdback provided for in the Purchase and Sale Agreement, and also is subject to the $1,000,000 limitation indemnification.  RVOP has accrued a reserve of approximately $275,000 for potential future obligations in addition to the Holdback.  RVOP’s management believes that the amount of the TransMontaigne claim will be resolved within the amounts provided.

Debt Obligations

RZB Note

The borrower under the RZB Note is Regional and all of Regional’s assets, as well as a pledge of the outstanding capital stock of Regional, are pledged as collateral for the RZB Note.  The interest rate is variable and approximated 6.3% and 5.8% for the quarters ended March 31, 2010 and 2011, respectively.

On May 25, 2010, Regional and RZB entered into a Seventh Amendment (“Seventh Amendment”) in connection with the RZB Note. Under the terms of the Seventh Amendment, the maturity date of the RZB Note was extended until May 31, 2014 and monthly principal amortization requirements were adjusted as follows:

May 2010 through April 2011   $50,000 Monthly amortization
May 2011 through April 2012   $70,000 Monthly amortization
May 2012 through April 2013   $90,000 Monthly amortization
May 2013 through April 2014   $100,000 Monthly amortization
May 2014 $50,000

Under the terms of the Seventh Amendment, Regional was required to provide audited financial statements of Regional for the year ended December 31, 2009 by September 30, 2010 and subsequent annual audited financial statements of Regional within 90 days after the end of each subsequent annual year end.  In addition, the Seventh Amendment included additional restrictive covenants related to change in control, change in management and distributions of cash.  Regional did not provide the audited financial statements for the years ended December 31, 2009 and 2010 until April 22, 2011.

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (“Eighth Amendment”) in connection with the RZB Note. Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Partnership upon consummation of the Sale, and makes it an event of default under the RZB Note if (i) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interest of Central Energy, LLC, the parent of Central Energy, LP or (ii) Central Energy, LLC ceases to own or control at least 51% of the membership interests of Central Energy GP LLC, the General Partner.

Per the loan agreement with RZB, Regional is required to provide certified monthly financial statements to RZB and failure to provide those financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the note immediately due and payable.  Regional has not provided the monthly financial statements to RZB for three months ended March 2011.  RZB has neither waived the violation nor notified Regional of the event of default.  However, since the RZB Note could be called any time, in accordance with ASC 470, the Company has reclassified the RZB Note as current in the accompanying financial statements at December 31, 2010 and March 31, 2011.

Employment Agreements

During December 2010, the Board of Directors of the General Partner approved employment agreements with each of Messrs. Imad K. Anbouba and Carter R. Montgomery, the Co-chief Executive Officers of the General Partner. The terms of the employment agreements, which are essentially identical, include:

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

The General Partner does not currently have an employment contract with Mr. Ian Bothwell, its Executive Vice President, Chief Financial Officer and Secretary.

Private Placements

On November 17, 2010, the Partnership sold 12,724,019 newly issued Common Units to Central Energy, LP for $3,950,291 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane Corporation and Central Energy, LP.  Central Energy, LP is obligated, under the terms of its limited partnership agreement, to distribute all of the Common Units of the Partnership which it acquired in the Sale to its limited partners. Upon completion of this distribution, which is expected to occur in the near future, The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership, will hold 7,413,013 Common Units of the Partnership.

Approximately $3,400,000 of the proceeds received by Central were used to settle significant portion of Central’s liabilities and contingent claims outstanding against it.  Central utilized $1,200,000 of the proceeds from the transaction to settle all amounts owing to Penn Octane and the General Partner, and $2,200,000 of the proceeds to pay transaction costs and to settle certain outstanding obligations of Central at the time of the sale and for working capital.  As a result of the settlements of liabilities and contingencies, Central recorded gain of $2,308,000 from the settlement of certain existing obligations for the year ended December 31, 2010.

Related Party Transactions

Loans by the Partnership

In connection with the Regional acquisition, on July 26, 2007, Regional issued to the Partnership a promissory note in the amount of $2,500,000 (the “RVEP Promissory Note”) in connection with remaining funding needed to complete the acquisition of Regional. Interest on the RVEP Promissory Note is 10% annually and such interest is payable quarterly.  The RVEP Promissory Note is due on demand.

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

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities.  For the quarters ended March 31, 2010 and 2011, Regional recorded allocable expenses of $88,000 and $562,000, respectively.

Transfer of Newly Issued Common Units

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

Realization of Assets

The accompanying unaudited consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern.  The Partnership had an operating loss from continuing operations for the years ended December 31, 2008, 2009 and 2010 and the three months ended March 31, 2011, and has a deficit in working capital of approximately $4,700,000 at March 31, 2011.  The RZB Note and the IRS Installment Debt totaled approximately $3,445,000 at March 31, 2011, all of which is classified as current liabilities.  The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by the Partnership.  In addition, the Partnership is contingently liable for late filing penalties for failure to timely file its tax returns for the 2008 and 2009 tax years and for contingencies associated with the TransMontaigne transaction.

Substantially all of the Partnership’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, the Partnership may be unable to obtain additional financing collateralized by those assets.  While the Partnership believes that it has sufficient working capital for 2011 operations as a result of the sale of Common Units in November 2010 to Central Energy, LP, should it need additional capital in excess of cash generated from operations to pay the RZB Note if demand is made for payment, for payment of the contingent liabilities, for expansion, capital improvements to existing assets or otherwise, its ability to raise capital would be hindered by the existing pledge.  In addition, the Partnership has obligations under existing registrations rights agreements. The Partnership Agreement provides the General Partner with the authority to enter into registration rights agreements where it deems such an agreement to be appropriate.  It is anticipated that the Partnership will enter into such an agreement with the limited partners of Central Energy, LP once it has distributed to such limited partners the 12,724,019 Common Units it acquired from the Partnership on November 17, 2010.  These rights may be a deterrent to any future equity financings.  If additional amounts cannot be raised and cash flow is inadequate, the Partnership would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the ability of the Company to (1) cure the defaults related to the RZB Note, (2) pay the IRS installment debt payments as they become due, (3) favorably resolve the late tax filings for the tax years ended December 31, 2008 and 2009 and non-delivery of Schedules K-1 for the same periods and (4) satisfactorily resolve the TransMontaigne transaction contingencies and to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt and to continue in existence.

To provide the Partnership with the ability it believes necessary to continue in existence, management is taking steps to cure the defaults, raise additional debt and/or equity financing and favorably resolve the late filing and easement contingencies. It is management’s intention to acquire additional assets in 2011 on terms that will enable the Partnership to solidify its ability to continue as a going concern.

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

Critical Accounting Policies

The consolidated financial statements of Central reflect the selection and application of accounting policies which require management to make significant estimates and judgments.  See note B to Central’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, “Summary of Significant Accounting Policies”.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this Quarterly Report, is reported in accordance with the rules of the SEC. Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our General Partner’s management, including our General Partner’s Co-Chief Executive Officers and its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on its assessment and those criteria, management concluded that the Partnership’s disclosure controls and procedures over financial reporting were not effective as of March 31, 2011.

Internal Control Over Financial Reporting

Since mid-2009, our General Partners’ accounting department has consisted of only the chief financial officer, an assistant to the chief financial officer and Regional’s accountant. Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2011. The lack of sufficient personnel, combined with the financial difficulties encountered by the Partnership in 2008, 2009 and 2010 up to the time of the sale of newly issued Common Units to Central Energy LP, was the major reason that the Partnership was unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information until the filing of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Our General Partner’s new management is currently evaluating the General Partner’s internal control over financial reporting. However, our General Partner does not expect immediately to be able to take the steps to improve its internal control over financial reporting. During the three months ended March 31, 2011, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe our consolidated financial statements included in this Quarterly Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note H to the unaudited consolidated financial statements included in this report for a more detailed discussion of current contingencies related to the TransMontaigne dispute.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

See Note E to the unaudited consolidated financial statements included in this report for material defaults with respect to Central and its subsidiaries.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the following Exhibits Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit No.	Description

10.71
Registration Rights Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P. and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)

10.75
Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

10.76
Seventh Amendment dated as of May 21, 2010 between RZB Finance LLC and Regional Enterprises Inc. (Incorporated by reference to Central’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

10.77
Third Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, effective July 21, 2010 and dated August 9, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on August 13, 2010, SEC File No. 000-50394.)

10.78
Fourth Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, dated November 17, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.79
Conditional Acceptance of Settlement Offer and Release dated as of November 17, 2010, by and among each of Ian T. Bothwell, Bruce I. Raben, Ricardo Rodriquez, Murray J. Feiwell, Nicholas J. Singer and Douglas L. manner, on the one hand, and Rio Vista Energy partners L.P. on the other. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.80
Mutual Release dated as of November 17, 2010 by and among Penn Octane Corporation, Rio Vista Energy Partners, L.P. and Rio Vista GP, LLC. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.81
Release dated as of November 17, 2010 by Rio Vista Energy Partners, L.P., Rio Vista GP, LLC and Central Energy, LP, and the persons identified on Schedule I attached thereto. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.82
Termination Agreement dated as of November 17, 2010 among Penn Octane Corporation, Rio Vista GP, LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.83
First Amendment to the Amended and Restated Limited Liability Company Agreement of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.84
Amendment to Certificate of Formation of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.85
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.86
Amendment to Certificate of Limited Partnership of Rio Vista Energy Partners, L.P. dated December 28, 2010 (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.87
Employment Agreement between Rio Vista GP, LLC and Imad K. Anbouba dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.88
Employment Agreement between Rio Vista GP, LLC and Carter R. Montgomery dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.89
Installment Agreement dated November 17, 2010 by and between Regional Enterprises, Inc. and the Internal Revenue Service. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.90
Second Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC, dated April 12, 2011. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.91
Second Amended and Restated Agreement of Limited partnership of Central Energy Partners LP, dated April 12, 2011. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.93
Reimbursement Agreement effective November 17, 2010, by and between Central Energy GP LLC and AirNow Industrial Compressions Systems, LTD. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.94
Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

15*	Accountant’s Acknowledgement

31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.3*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

May 16, 2011		By:	/s/ Imad K. Anbouba
Imad K. Anbouba
Co-Chief Executive Officer

May 16, 2011		By:	/s/ Carter R. Montgomery
Carter R. Montgomery
Co-Chief Executive Officer

May 16, 2011		By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Executive Vice-President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)