Form 10-Q
period 2011-06-30
CENTRAL ENERGY PARTNERS LP
filed 2011-08-15
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:  000-50394

Central Energy Partners LP
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0153267
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8150 N. Central Expressway, Suite 1525, Dallas, TX	75206
(Address of Principal Executive Offices)	(Zip Code)

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

The number of common units outstanding on August 1, 2011 was 15,866,482.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Central Energy Partners LP (“Central”) that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. Central’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Central’s Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated by reference.

AVAILABLE INFORMATION

Central is a reporting company pursuant to Section 12(g) of the Exchange Act. As a result, it files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, and amendments to these reports, with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available on Central’s website at www.centralenergylp.com. These reports are also available on the SEC’s website at www.SEC.gov.  In addition, Central will provide copies of these reports free of charge upon request addressed to Ian T. Bothwell, Central Energy Partners LP, 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206.

The public may also read a copy of any materials filed by Central with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We have reviewed the consolidated balance sheet of Central Energy Partners LP and subsidiaries (Central) as of June 30, 2011, the consolidated statements of operations for the three months and six months ended June 30, 2010 and 2011 and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2011 and the consolidated statement of partners’ capital for the six months ended June 30, 2011.  These interim consolidated financial statements are the responsibility of Central’s management.

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

/s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
August 10, 2011

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2010	June 30, 2011 (Unaudited)
Current Assets
Cash	$571,000	$350,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2010 and 2011)	810,000	646,000
Deferred tax assets	44,000	44,000
Prepaid expenses and other current assets	673,000	424,000
Total current assets	2,098,000	1,464,000
Property, plant and equipment – net	4,466,000	4,206,000
Goodwill	3,941,000	3,941,000
Total assets	$10,505,000	$9,611,000

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2010	June 30, 2011 (Unaudited)
Current Liabilities
Current maturities of long-term debt	$3,370,000	$880,000
Due to General Partner	91,000	516,000
Accounts payable	1,140,000	1,032,000
Taxes payable	414,000	293,000
Accrued liabilities	1,628,000	1,815,000
Total current liabilities	6,643,000	4,536,000

Long-term debt obligations	-	2,150,000
Deferred income taxes	1,573,000	1,472,000

Commitments and contingencies	-	-

Partners’ Capital
Common Units	2,243,000	1,424,000
General Partner’s equity	46,000	29,000
Total partners’ capital	2,289,000	1,453,000
Total liabilities and partners’ capital	$10,505,000	$9,611,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30, 2010	Three Months ended June 30, 2011	Six Months ended June 30, 2010	Six Months ended June 30, 2011
Revenues	$1,661,000	$1,714,000	$3,093,000		$3,486,000
Cost of goods sold	1,117,000	1,130,000	2,300,000		2,343,000
Gross profit	544,000	584,000	793,000		1,143,000
Selling, general and administrative expenses and other
Legal and professional fees	57,000	709,000	95,000		1,049,000
Salaries and payroll related expenses	137,000	229,000	317,000		460,000
Other	264,000	295,000	398,000		447,000
	458,000	1,233,000	810,000		1,956,000
Operating income (loss) from continuing operations	86,000	(649,000)	(17,000)		(813,000)
Other income (expense)
Interest expense, net	(137,000)	(61,000)	(278,000)		(116,000)
Loss from continuing operations before taxes	(51,000)	(710,000)	(295,000)		(929,000)
Benefit (provision) for income taxes	(36,000)	121,000	396,000		93,000
Net income (loss)	$(87,000)	$(589,000)	$101,000		$(836,000)

Net income (loss) allocable to the partners	$(87,000)	$(589,000)	$101,000		$(836,000)
Less General Partner’s interest in net income (loss)	(2,000)	(12,000)	2,000		(17,000)
Net income (loss) allocable to the common units	$(85,000)	$(577,000)	$99,000		$(819,000)

Net income (loss) per common unit	$(0.03)	$(0.04)	$0.03	$	(0.05)

Weighted average common units outstanding	3,142,463	15,866,482	3,142,463		15,866,482

The accompanying notes are an integral part of these statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

	Common Units		General	Total Partners’
	Units	Amount	Partner	Capital
Balance as of December 31, 2010	15,866,482	$2,243,000	$46,000	$2,289,000

Net loss	-	(819,000)	(17,000)	(836,000)
Balance as of June 30, 2011	15,866,482	$1,424,000	$29,000	$1,453,000

The accompanying notes are an integral part of these statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net income (loss)	$101,000	$(836,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	348,000	330,000
Unit-based payment expense	6,000	-
Changes in current assets and liabilities:
Trade accounts receivable	41,000	164,000
Prepaid and other current assets	(337,000)	248,000
Trade accounts payable	(279,000)	(108,000)
Due to General Partner	226,000	425,000
Accrued liabilities and other	342,000	188,000
Deferred income taxes	46,000	(101,000)
Taxes payable	(340,000)	(122,000)
Net cash (used in) provided by operating activities	154,000	188,000
Cash flows from investing activities:
Capital expenditures	(22,000)	(69,000)
Net cash (used in) by investing activities	(22,000)	(69,000)
Cash flows from financing activities:
Issuance of debt	200,000	-
Payment of debt	(240,000)	(340,000)
Net cash provided (used in) by financing activities	(40,000)	(340,000)
Net increase (decrease) in cash	92,000	(221,000)
Cash at beginning of period	81,000	571,000
Cash at end of period	$173,000	$350,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$151,000	$107,000
Taxes	$-	$143,000

Supplemental disclosures of noncash transactions:
Settlement Of Richter Note Payable	$127,000	$-
Settlement Of Other Obligation	$127,000	$-

The accompanying notes are an integral part of these statements.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – ORGANIZATION

Central Energy Partners LP (“Central”), a Delaware limited partnership, was formed by Penn Octane Corporation (“Penn Octane”) on July 10, 2003 and was a wholly-owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (“RVOP”) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Central and (iii) distributed all of its limited partnership interests (“Common Units”) in Central to its common stockholders, resulting in Central becoming a separate publicly-traded entity. The Common Units represent 98% of Central’s outstanding partnership interests and 100% of Central’s limited partnership interests. The remaining 2% represent the partnership interest of the general partner (“GP Interest”). The General Partner of Central is Central Energy GP LLC (the “General Partner”) (see Note B — Partners’ Capital). Holders of Common Units (“Unitholders”) do not participate in the management of Central. The General Partner has sole responsibility for conducting Central’s business and for managing Central’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Central’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Central’s behalf. The General Partner is entitled to receive distributions from Central on its GP Interest and incentive distributions rights as provided in Central’s partnership agreement (see Note B – Partners Capital — Distributions of Available Cash).

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

The unaudited consolidated balance sheet as of June 30, 2011, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2010 and 2011, the unaudited consolidated statements of cash flows for the six months ended June 30, 2010 and 2011 and the unaudited consolidated statement of partners’ capital for the six months ended June 30, 2011, have been prepared by Central without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of June 30, 2011, the unaudited consolidated results of operations for the three months and six months ended June 30, 2010 and 2011, the unaudited consolidated statements of cash flows for the six months ended June 30, 2010 and 2011 and the unaudited consolidated statement of partners’ capital for the six months ended June 30, 2011.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – ORGANIZATION - Continued

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although Central believes that the disclosures made are adequate to make the information not misleading.  These unaudited consolidated financial statements should be read in conjunction with Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission.

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

General Partner Interest

The General Partner owns the 2% GP Interest in Central. Central Energy, LP, the sole member of the General Partner, is obligated under its limited partnership agreement to distribute 30% of the membership interest it holds in the General Partner to its limited partners and 70% to Messrs. Imad K. Anbouba and Carter R. Montgomery, the sole members of the general partner of Central Energy, LP.  In addition, Messrs. Anbouba and Montgomery are obligated to transfer 9.66% of the membership interests in the General Partner to certain limited partners of Central Energy, LP.  Upon completion of this distribution, The Cushing MLP Opportunity Fund I L.P. (“Cushing”) will hold 25% of the membership interest in the General Partner and Messrs. Anbouba and Montgomery will each hold 30.17% of the membership interests of the General Partner.

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

In December 2010, the General Partner and more than a majority in interest of the limited partners holding Common Units of Central approved an amendment to Central’s agreement of limited partnership to provide that Central is no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of such partnership agreement in respect of any quarter prior to the quarter beginning October 1, 2011.  The impact of this amendment is that Unitholders are not entitled to receive any “Common Unit Arrearage” or “Cumulative Common Unit Acreages” with respect to the quarter ended September 2008 through the quarter ended September 30, 2011.

In addition to its 2% GP Interest, the General Partner is the holder of incentive distribution rights which entitled it to an increasing portion of cash distributions as described in Central’s partnership agreement.  As a result, cash distributions from Central are shared by the Unitholders and the General Partner based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the Unitholders as annual cash distributions exceed certain milestones.

On April 12, 2011, the sole member of the General Partner, Central Energy, LP, adopted the Second Amended and Restated Limited Liability Company Agreement of the General Partner (the “GP Agreement”), and the General Partner and limited partners of Central holding 80% of the Common Units voted to amend and restate the First Amended and Restated Agreement of Limited Partnership, as amended, of Central. Copies of each of these agreements were filed as exhibits to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and are incorporated by reference.  A Unitholder should read each of these agreements.

The GP Agreement substantially modifies the Amended and Restated Limited Liability Agreement of the General Partner. The more significant changes in the GP Agreement provide:  (i) provisions ensuring the separateness of the books and records of the General Partner and the Partnership; (ii) for a right of first refusal with respect to the proposed sale of a GP Interest of the General Partner by any of its members; (iii) prohibit the General Partner from transferring ownership of the Incentive Distribution Rights to any third party without the approval of members holding 66-2/3% of the GP Interests; (iv) restrictions on the dissemination of “material and non-public information” regarding Central and the General Partner; (v) Messrs. Anbouba and Montgomery the right to appoint five of the seven members of the Board of

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL - Continued

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

The Second Amended and Restated Agreement of Limited Partnership of Central Energy Partners LP (the “Partnership Agreement”) includes a number of changes, many of which are ministerial in nature to update the agreement to comply with new laws. The principal changes made to the Partnership Agreement include provisions that provide: (i) for the separateness of the books and records of Central and the General Partner; (ii) for the issuance of un-certificated securities so that partnership interests can be eligible for a direct registration program; (iii) the General Partner with the right to redeem a Unitholder’s Common Units in the event such Unitholder fails to provide information requested by the General Partner to determine the tax status of such Unitholder; (iv) the General Partner with the right to reset the minimum quarterly distribution and target distribution levels and issue Common Units to the holder of Central’s Incentive Distribution Rights; (v) for changes in the tax allocation provisions to comply with current tax law and regulations; (vi) the General Partner with the option to evaluate a potential conflict of interest arising from a transaction between the General Partner and/or an affiliate, on the one hand, and Central or its subsidiaries, on the other hand, without referring such conflict of interest to the General Partner’s Conflicts Committee; and (vii) the General Partner and its affiliates with the right to purchase all of a class of Partnership securities in the event the General Partner and its affiliates hold more than 80% of the amount of such securities then issued and outstanding. See “Item 1A. Risk Factors – Risks Inherent in an Investment in Us” in Central’s Annual Report on Form 10-K for the year ended December 31, 2010 for a more detailed description of some of the risks and impacts of these changes to Unitholders.

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

The following tables present reconciliations from net income (loss) per Common Unit to income (loss) per Common Unit assuming dilution (see Note F – Unit Options and Warrants):

	For the three months ended June 30, 2010
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount
Net (loss) available to the Common Units	$(85,000)
Basic EPS
Net (loss) available to the Common Units	(85,000)	3,142,463	$(0.03)
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C – INCOME (LOSS) PER COMMON UNIT - Continued

	For the three months ended June 30, 2011
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount
Net (loss) available to the Common Units	$(577,000)
Basic EPS
Net (loss) available to the Common Units	(577,000)	15,866,482	$(0.04)
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the six months ended June 30, 2010
	Income (Numerator)	Units (Denominator)	Per-Unit Amount
Net income available to the Common Units	$99,000
Basic EPS
Net income available to the Common Units	99,000	3,142,463	$0.03
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net income available to the Common Units	99,000	3,142,463	$0.03

	For the six months ended June 30, 2011
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount
Net (loss) available to the Common Units	$(819,000)
Basic EPS
Net (loss) available to the Common Units	(819,000)	15,866,482	$(0.05)
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2010	June 30, 2011
Land	$512,000	$512,000
Terminal and improvements	4,283,000	4,337,000
Automotive equipment	2,666,000	2,681,000
	7,461,000	7,530,000
Less: accumulated depreciation and amortization	(2,995,000)	(3,324,000)
	$4,466,000	$4,206,000

Depreciation expense of property, plant and equipment from operations totaled $166,000 and $165,000 for the three months ended June 30, 2010 and 2011, and $348,000 and $330,000 for the six months ended June 30, 2010 and 2011, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E — DEBT OBLIGATIONS

	December 31, 2010	June 30, 2011
Long-term debt obligations were as follows:
RZB Note	3,770,000	3,030,000
	3,770,000	3,030,000
Less current portion	3,770,000	880,000
	$-	$2,150,000

RZB Note

The borrower under the RZB Note is Regional and all of Regional’s assets, as well the outstanding capital stock of Regional, are pledged as collateral for the RZB Note.  The interest rate is variable and approximated 5.9% and 5.7% for the quarters ended June 30, 2010 and 2011, respectively.

On May 25, 2010, Regional and RB International Finance (USA) LLC, formerly known as RZB Finance LLC (“RZB”), entered into a Seventh Amendment (Seventh Amendment) in connection with the RZB Note dated July 26, 2007.  Under the terms of the Seventh Amendment, the maturity date of the RZB Note was extended until May 31, 2014 and monthly principal amortization requirements were adjusted as follows:

May 2010 through April 2011	$ 50,000 Monthly amortization
May 2011 through April 2012	$ 70,000 Monthly amortization
May 2012 through April 2013	$ 90,000 Monthly amortization
May 2013 through April 2014	$100,000 Monthly amortization
May 2014	$ 50,000

Under the terms of the Seventh Amendment, Regional was required to provide audited financial statements of Regional for the year ended December 31, 2009 by September 30, 2010 and subsequent annual audited financial statements of Regional within 90 days after the end of each subsequent annual year end.  In addition, the Seventh Amendment included additional restrictive covenants related to change in control, change in management and distributions of cash.  Regional did not provide the audited financial statements for the years ended December 31, 2009 and 2010 to RZB until April 22, 2011.  Since the RZB Note could be called any time, in accordance with ASC 470, Regional reclassified the RZB Note as current in the accompanying financial statements at December 31, 2010.

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (“Eighth Amendment”) in connection with the RZB Note. Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Central upon consummation of the Securities Purchase and Sale Agreement and makes it an event of default under the RZB Note if (i) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interest of Central Energy, LLC, the parent of Central Energy, LP or (ii) Central Energy, LLC ceases to own or control at least 51% of the membership interests of Central Energy GP LLC, the General Partner.

Per the loan agreement with RZB, Regional is required to provide certified monthly financial statements to RZB and failure to provide those financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the note immediately due and payable.  At June 30, 2011, Regional was in compliance under the RZB Note and has reclassified the long-term portion of the RZB Note.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F – UNIT OPTIONS AND WARRANTS

Central has no employees and is managed by its General Partner. Central applies ASC 718 for options granted to employees and managers of the General Partner and ASC 505 for options issued to acquire goods and services from non-employees.

Warrants

For warrants granted to non-employees of the General Partner, Central applies the provisions of ASC 718 to determine the fair value of the warrants issued.  No warrants of Central were outstanding at June 30, 2011.

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

On May 28, 2008, Central and Strategic Growth International (SGI), entered into a one year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, Central granted SGI 50,000 options to purchase Common Units of Central at an exercise price of $12.00 per Common Unit.  As a result of the aforementioned cancellation, the number of Common Units to be issued upon exercise of the option was reduced to 25,000 Common Units. During the three months ended June 30, 2011, the options expired without being exercised.

As a part of the transaction consummated in accordance with the Stock Purchase and Sale Agreement dated May 24, 2010, as amended, Ian T. Bothwell, Chief Executive Officer of Penn Octane, the then Chief Executive Officer of the General Partner and the current Executive Vice President, Chief Financial Officer and Secretary of the General Partner, the then Board of Directors of Penn Octane and/or Managers of the General Partner Bruce I. Raben, Ricardo Canney, Murray J. Feiwell, Nicholas J. Singer and Douglas L. Manner entered into a Conditional Acceptance of Settlement Offer and Release with Central and the General Partner whereby each of them agreed to the cancellation of all commitments to issue Common Unit options granted by the General Partner pursuant to the 2005 Plan as partial consideration for releases by Central and the General Partner of any and all claims Central and the General Partner had or might have against such individuals. As a result, no Central Common Unit options to these individuals were outstanding at June 30, 2011.

At June 30, 2011, options to acquire 13,542 Common Units were outstanding at a weighted average exercise price of $16.66 per Common Unit.  Approximately 609,000 Common Units remain available for issuance under the 2005 Plan.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – UNIT-BASED PAYMENT

Central utilizes unit-based awards as a form of compensation for employees, officers, managers and consultants of the General Partner. During the quarter ended June 30, 2006, Central adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  Central recorded unit-based payment expense for employees and non-employees of $0 ($0.00 per common unit) for the three months ended June 30, 2010 and 2011 and $6,000 ($0.00 per common unit) and $0 ($0.00 per common unit) for the six months ended June 30, 2010 and 2011, respectively, under the fair-value provisions of ASC 718.

NOTE H - COMMITMENTS AND CONTINGENCIES

TransMontaigne Dispute

RVOP is a subsidiary of Central which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (LPG Assets) to it by Penn Octane Corporation upon formation of Central. It sold all of the LPG Assets to TransMontaigne in two separate transactions.  The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006.  In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico.  The Purchase and Sale Agreement dated December 26, 2007 (the “Purchase and Sale Agreement”) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances.  RVOP has received demands for indemnification dated December 17, 2008, December 31, 2008, March 17, 2009, May 12, 2009, May 18, 2009, March 18, 2010, September 22, 2010 and January 24, 2011 (the “Indemnification Notices”) seeking reimbursement from RVOP for $775,000 in claims relating to working capital adjustments and indemnification obligations as prescribed under the Purchase and Sale Agreement. In addition to the aforementioned claims, the January 24, 2011 Indemnification Notice included a demand for indemnification based on a lawsuit filed by MCAR Development against Razorback, LLC, a subsidiary of TransMontaigne, on January 4, 2011, which lawsuit demands payment of damages resulting from a pipeline meandering outside the recorded pipeline easement.  Razorback has requested that RVOP assume the defense of the litigation and provide indemnification to Razorback.

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

Regional is a corporation and as such is subject to U.S. federal and state corporate income tax.  Most of its income is not “qualifying income” as discussed below.  Central intends to explore options regarding the organization of some or all of Regional’s assets that produce qualifying income into a more efficient tax structure in the future.

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

Central estimates that more than 90% of its gross income (excluding Regional) in the quarter ended June 30, 2011 was “qualifying income.”  No ruling has been or will be sought from the IRS and the IRS has made no determination as to Central’s classification as a partnership for federal income tax purposes or whether Central’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.

If Central was classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Central’s items of income, gain, loss and deduction would be reflected only on Central’s tax return rather than being passed through to Central’s Unitholders, and Central’s net income would be taxed at corporate rates.

If Central was treated as a corporation for U.S. federal income tax purposes, Central would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to Unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to the Unitholders. Because a tax would be imposed upon Central as a corporation, the cash available for distribution to Unitholders would be substantially reduced and Central’s ability to make minimum quarterly distributions would be impaired.  Consequently, treatment of Central as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to Unitholders and therefore would likely result in a substantial reduction in the value of Central’s Common Units.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H — COMMITMENTS AND CONTINGENCIES - Continued

Partnership Tax Treatment - continued

Current law may change so as to cause Central to be taxable as a corporation for U.S. federal income tax purposes or otherwise subject Central to entity-level taxation.  The Partnership Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject Central to taxation as a corporation or otherwise subjects Central to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on Central.

NOTE I – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

A substantial part of Regional’s revenues and profits come from a few customers.  During the quarter ended June 30, 2011, 48% of Regional’s revenues were from three customers, Suffolk Sales, Noble Oil Services and General Chemical Corporation.  The loss of any one of these customers could have a material adverse effect on the revenue, profit and overall business of Regional.

Concentrations of Credit Risk

The balance sheet items that potentially subject Central and Regional to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  Central and Regional maintain cash balances in different financial institutions.  Balances in accounts other than “Noninterest-Bearing Transaction Accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution.  Noninterest-Bearing Transaction Accounts have unlimited FDIC insurance coverage through December 31, 2012.  At June 30, 2011, Central and Regional did not have any cash balances in financial institutions in excess of FDIC insurance coverage.  Concentrations of credit risk with Regional’s accounts receivable are mitigated by Regional’s ongoing credit evaluations of its customers.

NOTE J — INCOME TAXES

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (the “IRS Installment Agreement”) with the Internal Revenue Service (“IRS”) for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional paid $60,000 upon entering into the IRS Installment Agreement and is required to pay $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, has been paid in full.  In addition to the $384,000, the IRS Installment Agreement provides for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010 to be included as part of the overall balance of the IRS Installment Agreement. The IRS can cancel the IRS Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J — INCOME TAXES - Continued

Tax Liabilities – continued

During 2009, Central allocated expenses to Regional for the period years 2008 and 2009.  The amount of the allocated expenses for those periods totaled approximately $1,100,000.  During the six months ended June 30, 2011, Central allocated additional expenses to Regional of $419,000 for the period from July 28, 2007 to December 31, 2007.  Regional intends to amend its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which will eliminate the $198,000 amount referred to above.  The effect on income tax payable and income tax expense for those changes was reflected in 2009.

During the six months ended June 30, 2010, accruals in the amount of approximately $395,000 related to an uncertain income tax position in connection with a previously filed income tax return were reversed because the statute of limitations for the taxing authority to examine the income tax return expired.

Late Filings and Delivery of Schedules K-1 to Unitholders

Central failed to deliver timely its federal and state partnership tax returns for the periods from January 1, 2008 through December 31, 2008 (the “2008 Tax Year”) and January 1, 2009 through December 31, 2009 (the “2009 Tax Year”). It also failed to deliver timely the appropriate Schedules K-1 to Unitholders associated with such taxable periods.

The Internal Revenue Code of 1986, as amended (the “Code”) provides for penalties to be assessed against taxpayers in connection with the late filing of the federal partnership returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership returns.  The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns under certain circumstances. The Internal Revenue Service and the individual state taxing authorities have not notified Central of any penalties due for the 2008 Tax Year or the 2009 Tax Year.  Central estimates that the maximum penalty exposure is $2,500,000 and $940,000 for federal and state penalties, respectively.  Central has accrued $385,000, $629,000 and $108,000 (total of $1,122,000 accrued at June 30, 2011) during the years ended December 31, 2009, and 2010 and the six months ended June 30, 2011, respectively, as its estimate of penalty exposure related to the failure to file timely.

NOTE K — ENVIRONMENTAL MATTERS

Regional is subject to various federal, state and local laws and regulations relating to the protection of the environment. Regional has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

Regional accounts for environmental contingencies in accordance with ASC 450.  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Central maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the quarters ended June 30, 2010 and 2011, Regional had no environmental contingencies requiring specific disclosure or the recording of a liability.

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
(UNAUDITED)

NOTE L — RELATED PARTY TRANSACTIONS – Continued

Central’s Partnership Agreement limits the liability and reduces the fiduciary duties of the General Partner to its Unitholders.  Central’s Partnership Agreement also restricts the remedies available to Unitholders for actions that might otherwise constitute breaches of the General Partner’s fiduciary duty.

Advances from General Partner

During the three months ended June 30, 2011, the General Partner made cash advances of $435,000 to Central for the purpose of funding working capital.

Reimbursement Agreements

Effective November 17, 2010, Central moved its principal executive offices to Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, AirNow Compression Systems, LTD.  The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner.  The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice.  Effective January 1, 2011, Central entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California. Mr. Bothwell is a resident of California and lives near El Segundo.  Reimbursements included in the unaudited consolidated statement of operations for the three months and six months ended June 30, 2011 were $70,000 and $92,000, respectively.

NOTE M — REALIZATION OF ASSETS

The accompanying unaudited consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern.  Central had a consolidated operating loss from continuing operations for the years ended December 31, 2008, 2009 and 2010 and the six months ended June 30, 2011 and has a consolidated deficit in working capital of approximately $3,100,000 at June 30, 2011. The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by Central.  In addition, Central is contingently liable for late filing penalties for failure to timely file tax returns for the 2008 and 2009 tax years (see note J) and for contingencies associated with the TransMontaigne transaction (see note H).

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, it is unlikely that Central will be able to obtain additional financing collateralized by those assets.  While Central believes that it has sufficient working capital for 2011 operations as a result of the sale of Common Units in November 2010 to Central Energy, LP, current operations and advances from its General Partner, should it need additional capital in excess of cash generated from operations or advances from the General Partner to make the RZB Note payments, for payment of the contingent liabilities, for expansion, capital improvements to existing assets or otherwise, or additional working capital, its ability to raise capital would be hindered by the existing pledge.  In addition, Central has obligations under existing registrations rights agreements.  Central’s Partnership Agreement provides the General Partner with the authority to enter into registration rights agreements where it deems such an agreement to be appropriate.  Central entered into a Registration Rights Agreement as of August 1, 2011 with the partners of Central Energy, LP in connection with the distribution of the 12,724,019 Common Units sold to Central Energy, LP on November 17, 2010.  These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, Central would be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M — REALIZATION OF ASSETS - Continued

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the success of Central’s operations and the ability of Central and/or Regional to (1) pay the IRS installment debt payments as they become due, (2) resolve favorably the exposure for late tax filing penalties for the tax years ended December 31, 2008 and 2009 and non-delivery of Schedules K-1 for the same periods, (3) satisfactorily resolve the TransMontaigne transaction contingencies and (4) continue to receive advances from the General Partner as needed.  The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt and to continue in existence.

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

NOTE O – INVESTMENT ADVISOR AGREEMENT

Central’s strategy is to acquire midstream assets with a focus on gas transportation and services assets, including gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities and related assets.  To advance this strategy, during May 2011, Central retained the services of an investment banking firm (the “Financial Advisor”) to assist it in evaluating strategic growth and financing alternatives pursuant to an agreement that expires on April 30, 2012, unless extended by mutual consent.  The agreement provides that Central will retain the Financial Advisor for any M&A Transaction and Private Financing Transaction, as those terms are defined in the agreement, provided that the Financial Advisor may elect not to accept such engagement at its sole option.  The advisory fees to be paid for such engagements are customary with industry practices and are payable only in the event a transaction is successfully completed by Central.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE P - SEGMENT INFORMATION

Central reports segment information in accordance with ASC 280.  Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.  Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  This information is reported on the basis that it is used internally for evaluating segment performance.  Central had only one operating segment (transportation and terminaling business of Regional) during the three months ended June 30, 2010 and 2011.  The following are amounts related to the transportation and terminaling business included in the accompanying financial statements for the three months ended June 30, 2010 and 2011 and at December 31, 2010 and June 30, 2011:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011
Revenue from external customers	$1,661,000	$1,714,000
Interest expense	$70,000	$61,000
Depreciation and amortization	$166,000	$165,000
Income tax (expense) benefit	$(36,000)	$121,000
Net income	$101,000	$210,000

	December 31, 2010	June 30, 2011
Total assets	$9,825,000	$9,498,000

NOTE Q – REGISTRATION RIGHTS AGREEMENT

As of August 1, 2011, Central and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 Common Units of the Central. On May 26, 2011, Central Energy, LP distributed 12,469,535 Common Units to its limited partners pursuant to the terms of the Central Energy, LP partnership agreement. As a result, Central Energy, LP no longer holds any Common Units of Central. The limited partners of Central Energy, LP are referred to herein as the “Purchasers.”

The Registration Rights Agreement provides the Purchasers with shelf registration rights and piggyback registration rights, with certain restrictions, with respect to the Common Units held by them (the “Registrable Securities”). Central is required to maintain an effective shelf registration statement with respect to the Registrable Securities until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed. The piggyback registration rights permit a Purchaser to elect to participate in an underwritten offering of Central’s securities other than a registration statement filed in connection with the registration of Central’s securities relating solely to (1) employee benefit plans or (2) a Rule 145 transaction. The amount of Registrable Securities held by the Purchasers can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

Central is required to pay all costs associated with the shelf registration, any piggyback registration or an underwritten offer except for the underwriting fees, discounts and selling commission, transfer taxes (if any) applicable to the sale of the Registrable Securities, and fees and disbursements of legal counsel for any Purchaser. Central is also indemnifying the Purchasers and their respective directors, officers, employees, agents, managers and underwriters, pursuant to an applicable underwriting agreement with such underwriter, from any losses, claims, damages, expenses or liabilities (1) arising from any untrue statement or alleged untrue statement of a material fact contained in the shelf registration statement or any other registration statement relating to the Registrable Securities or (2) the omission or alleged omission to state in such registration statement a material fact required to be stated therein or necessary to make the statements therein not misleading.

The Registration Rights Agreement also prohibits Central from entering into a similar agreement which would be inconsistent with the rights granted in the Registration Statement or provide any other holder of Central’s securities rights that are more favorable than those granted to Purchasers without the prior written approval of Purchasers holding a majority of the Registrable Securities.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Central Energy Partners LP and its consolidated subsidiaries are collectively hereinafter referred to as “Central”.

The following discussion of Central's liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of Central and related notes thereto appearing elsewhere herein.

Current Assets and Operations

Regional Enterprises

On July 27 2007, Central acquired the business of Regional Enterprises, Inc., a Virginia corporation. Regional has provided liquid bulk storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products, to its customers for over 35 years. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships, barges, rail and truck into approximately 10 million gallons of available storage. Regional also trans-loads product for distribution from two rail-spurs located at its Hopewell, Virginia and Johnson City, Tennessee facilities. Certain customers for whom Regional provides storage services also use its transportation services, which serve the mid-Atlantic region of the United States. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

Regional’s revenues for the three months and six months ended June 30, 2010 and 2011, were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2011		June 30, 2010		June 30, 2011
	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$989	60%	$1,040	61%	$1,869	61%	$2,126	61%
Rent	531	32%	493	29%	917	30%	987	28%
Terminal	140	8%	174	10%	282	9%	366	11%
Other	1	0%	7	0%	1	0%	7	0%
Total	$1,661	100%	$1,714	100%	$3,069	100%	$3,486	100%

Recent Developments

On November 17, 2010, Central, Penn Octane and Central Energy, LP, as successor in interest to Central Energy, LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement dated May 25, 2010, as amended. At closing, Central sold 12,724,019 newly issued Common Units (the “Newly Issued Common Units”) to Central Energy, LP for $3,950,291 and Penn Octane and an affiliate sold 100% of the limited liability company interests in the General Partner to Central Energy, LP for $149,709 (the “Sale”). As a result of the completion of the Sale, all control in the General Partner was transferred to Central Energy, LP, the Newly Issued Common Units were sold to Central Energy, LP, and Messrs. Imad K. Anbouba and Carter R. Montgomery, each of which owns 50% of the issued and outstanding limited liability company interests of Central Energy, LLC, the general partner of Central Energy, LP, became the sole managers of the General Partner.

Central Energy, LP was obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units of Central which it acquired in the Sale to its limited partners.  On May 26, 2011, Central Energy, LP completed the distribution of the Newly Issued Common Units to its limited partners.  As a result, Central Energy, LP no longer holds any Common Units of Central.  The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (the “Cushing Fund”), holds 7,413,013 Common Units of Central (46.7%), and Sanctuary Capital LLC, a limited liability company, holds 1,017,922 Common Units of Central (8.0%)  Neither of Messrs. Anbouba or Montgomery received any Common Units in the distribution of the Newly Issued Common Units.

In addition, in accordance with the terms of the limited partnership agreement of Central Energy, LP, it is obligated to distribute 30% of the membership interests (the “GP Interests”) in Central Energy GP LLC, the General Partner of Central (the “General Partner”), to its limited partners.  The remaining 70% of the GP Interests are controlled by Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner. Messrs. Anbouba and Montgomery are obligated under other agreements to distribute 9.66% of the GP Interests to certain limited partners of Central Energy, LP. Upon completion of these distributions, which is anticipated to occur in the near future, the Cushing Fund will hold 25% of the GP Interests. Messrs. Anbouba and Montgomery will each hold 30.17% of the GP Interests.  Given their respective ownership interests in Central Energy, LP, Messrs. Anbouba, Montgomery and the Cushing Fund are each deemed a controlling member of the General Partner.

The ownership of Central and General Partner changed on November 17, 2010, and since that date the General Partner’s new management has been focused on regaining compliance with Central’s securities and tax reporting obligations. Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 were filed timely and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is being filed timely.  We intend to file the required tax returns in the near future.  Once this is completed, management’s focus will be on the future growth of Central’s assets, and related cash generation, through organic growth and acquisitions. Our primary business objectives are to maintain stable cash flows and to increase our quarterly cash distribution per Common Unit over time.

We intend to focus on opportunities to provide fee-based logistics services without engaging in the trading of refined products and the risk associated with fluctuating commodity prices.  Our plan is to pursue accretive acquisitions of midstream assets that can expand our operations. Our acquisition activity is focused on gas transportation and services assets, such as gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities, and related assets. In some instances, related assets may include producing oil and gas properties where such assets are an integral part of a larger transaction involving midstream assets. It is not the intention of Central to hold such producing properties, but rather to resell them in an expeditious manner.  Our acquisitions will be made through subsidiaries of Central created to acquire identified entities or assets. We will use available resources of Central, third-party debt and/or proceeds from the issuance by Central of new securities, or any combination hereof, to fund such acquisitions.

Results of Operations

The consolidated results of operations from continuing operations during the three months and six months ended June 30, 2010 and 2011, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of Central.

Three Months Ended June 30, 2010 and 2011
All amounts in thousands.

	Three Months Ended June 30, 2010					Three Months Ended June 30, 2011						Changes Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010
	Regional Enterprises	Corporate/ Other		Total		Regional Enterprises		Corporate/ Other		Total		Regional Enterprises		Corporate/ Other		Total
Revenues	$1,661		$-		$1,661		$1,714		$-		$1,714		$53		$-		$53
Cost Of Goods Sold	$1,117		$-		$1,117		$1,130		$-		$1,130		$13		$-		$13
Gross Profit	$544		$-		$544		$584		$-		$584		$40		$-		$40
Selling, General and Administrative Expenses	$337		$121		$458		$434		$799		$1,233		$97		$678		$775
Operating Income (loss)	$207	$	(121)		$86		$150	$	(799)	$	(649)	$	(57)	$	(678)		$(735)
Interest Expense	$(70)	$	(67)		$(137)	$	(61)		$-	$	(61)		$9		$67		$76
Interest Income	$-		$-		$-		$-		$-		$-		$-		$-		$-
Income (Loss) From Continuing Operations Before Taxes	$137	$	(188)	$	(51)		$89	$	(799)	$	(710)	$	(48)	$	(611)		$(659)
Provision (benefit) for Income Taxes	$36		$-		$36	$	(121)		$-	$	(121)	$	(157)		$-	$	(157)
Income (Loss) From Continuing Operations	$101	$	(188)	$	(87)		$210	$	(799)	$	(589)		$109	$	(611)	$	(502)

Revenues.  Regional’s revenues for the three months ended June 30, 2011 were substantially the same as revenues for the three months ended June 30, 2010.  The stable revenues were principally due to stable hauling and terminal business and no significant changes in rates charged to customers for hauling or rates charged under storage rental contracts during the three months ended June 30, 2011 over the same period one year earlier.

Cost of Goods Sold.  Regional’s cost of goods sold for the three months ended June 30, 2011 were substantially the same as cost of goods sold for the three months ended June 30, 2010.  The stable cost of goods sold were principally the result of stable revenues during those same periods as more fully described above, and accordingly the cost of goods sold associated with revenues did not change significantly.  Generally, Regional continues to obtain benefits from ongoing efforts to reduce operating costs (fuel costs, insurance and payroll costs) which are partially offset by increased maintenance costs for the terminal and fleet.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for Regional during the three months ended June 30, 2011 were $0.4 million compared to $0.3 million for the three months ended June 30, 2010, an increase of $0.1 million.  The increase was the result of higher allocations of costs from Central and increased professional fees during the three months ended June 30, 2011 compared with the three months ended June 30, 2010.  The increase in SG&A expenses for Central of $0.7 million during the three months ended June 30, 2011 compared with the same period one year earlier was principally due to professional fees associated with regaining compliance with financial reporting and tax filings which occurred during the three months ended June 30, 2011 whereas during the three months ended June 30, 2010 compliance activity did not occur.  In addition, during the three months ended June 30, 2011, Central revised its estimate and recorded an additional reserve related to penalties for late filing of federal and state tax returns.

Six Months Ended June 30, 2010 and 2011
All amounts in thousands.

	Six Months Ended June 30, 2010					Six Months Ended June 30, 2011						Changes Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010
	Regional Enterprises	Corporate/ Other		Total		Regional Enterprises		Corporate/ Other		Total		Regional Enterprises		Corporate/ Other		Total
Revenues	$3,069		$24		$3,093		$3,486		$-		$3,486		$417		$(24)		$393
Cost Of Goods Sold	$2,300		$-		$2,300		$2,343		$-		$2,343		$43		$-		$43
Gross Profit	$769		$24		$793		$1,143		$-		$1,143		$374		$(24)		$350
Selling, General and Administrative Expenses	$559		$251		$810		$1,246		$710		$1,956		$687		$459		$1,146
Operating Income (loss)	$210	$	(227)	$	(17)	$	(103)		$(710)	$	(813)	$	(313)	$	(483)		$(796)
Interest Expense	$(128)	$	(150)		$(278)	$	(116)		$-	$	(116)		$12		$150		$162
Interest Income	$-		$-		$-		$-		$-		$-		$-		$-		$-
Income (Loss) From Continuing Operations Before Taxes	$82	$	(377)	$	(295)	$	(219)	$	(710)	$	(929)	$	(301)	$	(333)		$(634)
Provision (benefit) for Income Taxes	$(396)		$-	$	(396)	$	(93)		$-	$	(93)		$303		$-		$303
Income (Loss) From Continuing Operations	$478	$	(377)		$101	$	(126)	$	(710)	$	(836)	$	(604)	$	(333)	$	(937)

Revenues.  Regional’s revenues for the six months ended June 30, 2011 were $3.5 million compared to $3.1 million for the six months ended June 30, 2010, an increase of $0.4 million (14.0%).  The increase was principally due to increased hauling volumes and increases in thruput volumes under storage rental contracts during the six months ended June 30, 2011 over the same period one year earlier.

Cost of Goods Sold.  Regional’s cost of goods sold for the six months ended June 30, 2011 were $2.3 million the same as for the six months ended June 30, 2010.  Although there was an increase in revenues during the six months ended June 30, 2011, there was very little change to cost of goods sold during the comparable periods as a result of a newly implemented pay structure for drivers involved in hauling, which was in effect as of January 1, 2011, which led to the overall reduction in associated payroll costs.  Generally, Regional continues to obtain benefits from ongoing efforts to reduce operating costs (fuel costs, insurance and payroll costs) which are partially offset by increased maintenance costs for the terminal and fleet.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for Regional during the six months ended June 30, 2011 were $1.2 million compared to $0.6 million for the six months ended June 30, 2010, an increase of $0.6 million.  This substantial increase was the result of higher allocations of costs from Central and increased professional fees during the six months ended June 30, 2011 compared with the six months ended June 30, 2010.  The increased professional fees were associated with our Annual Report on Form 10-K for the year ended December 31, 2010 and tax compliance services for the years ended December 31, 2008, 2009 and 2010. There was a corresponding increase in SG&A for Central during the six months ended June 30, 2011 as a result of the increase in professional fees associated with Central partially offset from allocation of costs to Regional. The increase in professional fees for Central were principally due to professional fees associated with regaining compliance with financial reporting and tax filings which occurred during the six months ended June 30, 2011 whereas during the six months ended June 30, 2010 compliance activity did not occur.  In addition, during the six months ended June 30, 2011, Central revised its estimate and recorded an additional reserve related to penalties for late filing of federal and state tax returns.

Liquidity and Capital Resources

General

Central’s sole source of operating cash flows is derived from the operations of Regional.  Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under, and prohibitive covenants contained in, the RZB Note described below under “Debt Obligations” and income taxes payable on Regional’s stand-alone taxable income.  As a result, Regional is not able to provide any significant cash to Central for the foreseeable future.

Pursuant to the terms of the Partnership Agreement, the General Partner is entitled to reimbursement of costs incurred on behalf of Central, including an allocable share of overhead.  Although Central currently has sufficient funds to meet its operating expenses in 2011 and reimburse the General Partner for expenses incurred on behalf of Central, as a result of the restrictions placed on the distribution of cash from Regional, Central does not anticipate having sufficient available cash to pay any minimum quarterly distributions to Unitholders in 2011 unless Central is able to identify and acquire additional sources of revenue on favorable terms.  In addition, Central may not distribute sufficient cash to meet the tax obligations of Unitholders associated with the ownership of Common Units.

We may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets.  The ability of Central to complete future acquisitions may require the use of a portion or substantially all of our liquid assets, the issuance of additional debt and/or the issuance of additional units.  Currently, substantially all of our assets are pledged as collateral on existing debt in connection with the RZB Note (see “Debt Obligations” below).  Accordingly, Central may be unable to obtain additional financing collateralized by those assets.

At June 30, 2011, Central had a consolidated working capital deficit of approximately $3.1 million.  We cannot be certain that future cash flows from our current business, advances from our General Partner and/or future investments, if any, will be adequate to cover all of our future working capital requirements, including minimum distributions to Unitholders as provided in the Partnership Agreement.

Distributions of Available Cash

Prior to December 2010, all Unitholders had the right to receive distributions from Central of “available cash” as defined in the Partnership Agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per Common Unit, plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters.  Upon the purchase of the General Partner by Central Energy LP, the Partnership Agreement was amended to provide that Central would no longer be obligate to make any further distributions to cover “Common Unit Arrearages” or “Cumulative Common Unit Arrearages” (as defined in the Partnership Agreement) in respect of any quarter prior to the quarter beginning October 1, 2011.  The impact of this amendment is that Unitholders are not entitled to receive any “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” with respect to the quarter ended September 2008 through the quarter ended September 30, 2011.

The General Partner has a right to receive a distribution corresponding to its 2% GP Interest and the incentive distribution rights described below.  Central has not had the “available cash” needed to pay minimum quarterly dividends since the quarter ended June 30, 2008 and, as a result, no minimum quarterly distributions have been made since the distribution made for that quarter on August 18, 2008.

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

Our General Partner has the right, at any time when Unitholders have received distributions for each of the four most recently completed quarters and the amount of each such distribution did not exceed the adjusted operating surplus of Central for such quarter, to reset the minimum quarterly distribution and the target distribution levels based on the average of the distributions actually made for the two most recent quarters immediately preceding the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our General Partner elects to reset the target distribution levels, the holder of the incentive distribution rights will be entitled to receive their proportionate share of a number of Common Units derived by dividing (i) the average amount of cash distributions made by Central for the two full quarters immediately preceding the reset election by (ii) the average of the cash distributions made by Central in respect of each Common Unit for the same period. Our General Partner will also be issued the number of general partner units necessary to maintain its 2% GP Interest in Central that existed immediately prior to the reset election at no cost to the General Partner. We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per Common Unit without such conversion. It is possible, however, that our General Partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued Common Units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our Unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new Common Units and general partner interests in connection with resetting the target distribution levels. Additionally, our General Partner has the right to transfer our incentive distribution rights at any time, and such transferee shall have the same rights as the General Partner relative to resetting target distributions if our General Partner concurs that the tests for resetting target distributions have been fulfilled.

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

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (the “IRS Installment Agreement”) with the Internal Revenue Service (the “IRS”) for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional paid $60,000 upon entering into the IRS Installment Agreement and is required to pay $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, has been paid in full. In addition to the $384,000, the IRS Installment Agreement provides for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010 to be included as part of the overall balance of the IRS Installment Agreement. The IRS can cancel the IRS Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested. Regional paid all taxes due and owing to the IRS for the tax period July 28, 2007 to December 31, 2007 prior to entering into the IRS Installment Agreement.

During 2009, Central allocated expenses to Regional for the period years 2008 and 2009.  The amount of the allocated expenses for those periods totaled approximately $1,100,000.  During the six months ended June 30, 2011, Central allocated additional expenses to Regional of $419,000 for the period from July 28, 2007 to December 31, 2007.  Regional intends to amend its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which will eliminate the $198,000 amount referred to above.  The effect on income tax payable and income tax expense for those changes was reflected in 2009.

During the six months ended June 30, 2010, accruals in the amount of approximately $395,000 related to an uncertain income tax position in connection with a previously filed income tax return were reversed because the statute of limitations for the taxing authority to examine the income tax return expired.

Late Filings and Delivery of Schedules K-1 to Unitholders

Central failed to deliver timely its federal and state partnership tax returns for the periods from January 1, 2008 through December 31, 2008 (the “2008 Tax Year”) and January 1, 2009 through December 31, 2009 (the “2009 Tax Year”). It also failed to deliver timely the appropriate Schedules K-1 to Unitholders associated with such taxable periods.

The Internal Revenue Code of 1986, as amended (the “Code”) provides for penalties to be assessed against taxpayers in connection with the late filing of the federal partnership returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership returns.  The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns under certain circumstances. The Internal Revenue Service and the individual state taxing authorities have not notified Central of any penalties due for the 2008 Tax Year or the 2009 Tax Year.  Central estimates that the maximum penalty exposure is $2,500,000 and $940,000 for federal and state penalties, respectively.  Central has accrued $385,000, $629,000 and $108,000 (total of $1,122,000 accrued at June 30, 2011) during the years ended December 31, 2009, and 2010 and the six months ended June 30, 2011, respectively, as its estimate of penalty exposure related to the failure to file timely.

TransMontaigne Dispute

RVOP is a subsidiary of Central which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (LPG Assets) to it by Penn Octane Corporation upon formation of Central. It sold all of the LPG Assets to TransMontaigne in two separate transactions.  The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006.  In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico.  The Purchase and Sale Agreement dated December 26, 2007 (the “Purchase and Sale Agreement”) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances.  RVOP has received demands for indemnification dated December 17, 2008, December 31, 2008, March 17, 2009, May 12, 2009, May 18, 2009, March 18, 2010, September 22, 2010 and January 24, 2011 (the “Indemnification Notices”) seeking reimbursement from RVOP for $775,000 in claims relating to working capital adjustments and indemnification obligations as prescribed under the Purchase and Sale Agreement. In addition to the aforementioned claims, the January 24, 2011 Indemnification Notice included a demand for indemnification based on a lawsuit filed by MCAR Development against Razorback, LLC, a subsidiary of TransMontaigne, on January 4, 2011, which lawsuit demands payment of damages resulting from a pipeline meandering outside the recorded pipeline easement.  Razorback has requested that RVOP assume the defense of the litigation and provide indemnification to Razorback.

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

Debt Obligations

RZB Note

The borrower under the RZB Note is Regional and all of Regional’s assets, as well as the outstanding capital stock of Regional, are pledged as collateral for the RZB Note.  The interest rate is variable and approximated 5.9% and 5.7% for the quarters ended June 30, 2010 and 2011, respectively.

On May 25, 2010, Regional and RZB entered into a Seventh Amendment (“Seventh Amendment”) in connection with the RZB Note. Under the terms of the Seventh Amendment, the maturity date of the RZB Note was extended until May 31, 2014 and monthly principal amortization requirements were adjusted as follows:

May 2010 through April 2011	$ 50,000 Monthly amortization
May 2011 through April 2012	$ 70,000 Monthly amortization
May 2012 through April 2013	$ 90,000 Monthly amortization
May 2013 through April 2014	$100,000 Monthly amortization
May 2014	$ 50,000

Under the terms of the Seventh Amendment, Regional was required to provide audited financial statements of Regional for the year ended December 31, 2009 by September 30, 2010 and subsequent annual audited financial statements of Regional within 90 days after the end of each subsequent annual year end.  In addition, the Seventh Amendment included additional restrictive covenants related to change in control, change in management and distributions of cash.  Regional did not provide the audited financial statements for the years ended December 31, 2009 and 2010 to RZB until April 22, 2011.  Since the RZB Note could be called any time, in accordance with ASC 470, Regional reclassified the RZB Note as current in the accompanying financial statements at December 31, 2010.

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (“Eighth Amendment”) in connection with the RZB Note. Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Central upon consummation of the Securities Purchase and Sale Agreement and makes it an event of default under the RZB Note if (i) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interest of Central Energy, LLC, the parent of Central Energy, LP or (ii) Central Energy, LLC ceases to own or control at least 51% of the membership interests of Central Energy GP LLC, the General Partner.

Per the loan agreement with RZB, Regional is required to provide certified monthly financial statements to RZB and failure to provide those financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the note immediately due and payable.  At June 30, 2011, Regional was in compliance under the RZB Note and has reclassified the long-term portion of the RZB Note.

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

Private Placements

On November 17, 2010, Central sold 12,724,019 newly issued Common Units to Central Energy, LP for $3,950,291 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among Central, Penn Octane Corporation and Central Energy, LP.

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

Related Party Transactions

Advances from General Partner

During the three months ended June 30, 2011, the General Partner made cash advances of $435,000 to Central for the purpose of funding working capital.

Loans by Central

In connection with the Regional acquisition, on July 26, 2007, Regional issued to Central a promissory note in the amount of $2,500,000 (the “RVEP Promissory Note”) in connection with remaining funding needed to complete the acquisition of Regional. Interest on the RVEP Promissory Note is 10% annually and such interest is payable quarterly.  The RVEP Promissory Note is due on demand.

Reimbursement Agreements

Effective November 17, 2010, Central commenced conducting business in Dallas, Texas.  As a result, it has entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, a director and co-chief executive officer of the General Partner, AirNow Compression Systems, LTD.  The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner.  The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice.  Effective January 1, 2011, Central entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California. Mr. Bothwell is a resident of California and lives near El Segundo. Reimbursements included in the unaudited consolidated statement of operations for the three months and six months ended June 30, 2011 were $70,000 and $92,000, respectively.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by Central on its behalf, as well as its share of allocable overhead for expenses incurred by Central which are indirectly attributable for Regional related activities.  For the quarters ended June 30, 2010 and 2011, Regional recorded allocable expenses of $152,000 and $214,000, respectively.

Transfer of Newly Issued Common Units

Central Energy, LP is obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units which it acquired in the Sale to its limited partners. On May 26, 2011, Central Energy, LP completed the distribution of the Newly Issued Common Units to its limited partners.  As a result, Central Energy, LP no longer holds any Common Units of Central.  The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (the “Cushing Fund”), holds 7,413,013 Common Units of Central (46.7%), and Sanctuary Capital LLC, a limited liability company, holds 1,017,922 Common Units of Central (8.0%)  Neither of Messrs. Anbouba or Montgomery received any Common Units in the distribution of the Newly Issued Common Units.

In addition, in accordance with the terms of the limited partnership agreement, Central Energy, LP is obligated to distribute 30% of the GP Interests in Central Energy GP LLC to its limited partners.  The remaining 70% of the GP Interests are controlled by Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner.  Messrs. Anbouba and Montgomery are obligated to distribute 9.66% of the GP Interests of Central Energy GP LLC, to certain limited partners of Central Energy, LP.  Upon completion of these distributions, The Cushing Fund will hold 25% of the GP Interests. Messrs. Anbouba and Montgomery will each hold 30.17% of the GP Interests.  Given their respective ownership interests in Central Energy, LP, Messrs. Anbouba, Montgomery and the Cushing Fund are each deemed a controlling member of the General Partner.

Registration Rights Agreement

As of August 1, 2011, Central and the limited partners of Central Energy, LP executed a Registration Rights Agreement, a copy of which is filed as Exhibit 4.3 to this Form 10-Q. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 Common Units of the Central. On May 26, 2011, Central Energy, LP distributed 12,469,535 Common Units to its limited partners pursuant to the terms of the Central Energy, LP partnership agreement. As a result, Central Energy, LP no longer holds any Common Units of Central. The limited partners of Central Energy, LP are referred to herein as the “Purchasers.”

The Registration Rights Agreement provides the Purchasers with shelf registration rights and piggyback registration rights, with certain restrictions, with respect to the Common Units held by them (the “Registrable Securities”). Central is required to maintain an effective shelf registration statement with respect to the Registrable Securities until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed. The piggyback registration rights permit a Purchaser to elect to participate in an underwritten offering of Central’s securities other than a registration statement filed in connection with the registration of Central’s securities relating solely to (1) employee benefit plans or (2) a Rule 145 transaction. The amount of Registrable Securities held by the Purchasers can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

Central is required to pay all costs associated with the shelf registration, any piggyback registration or an underwritten offer except for the underwriting fees, discounts and selling commission, transfer taxes (if any) applicable to the sale of the Registrable Securities, and fees and disbursements of legal counsel for any Purchaser. Central is also indemnifying the Purchasers and their respective directors, officers, employees, agents, managers and underwriters, pursuant to an applicable underwriting agreement with such underwriter, from any losses, claims, damages, expenses or liabilities (1) arising from any untrue statement or alleged untrue statement of a material fact contained in the shelf registration statement or any other registration statement relating to the Registrable Securities or (2) the omission or alleged omission to state in such registration statement a material fact required to be stated therein or necessary to make the statements therein not misleading.

The Registration Rights Agreement also prohibits Central from entering into a similar agreement which would be inconsistent with the rights granted in the Registration Statement or provide any other holder of Central’s securities rights that are more favorable than those granted to Purchasers without the prior written approval of Purchasers holding a majority of the Registrable Securities.

Realization of Assets

The accompanying unaudited consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern.  Central had a consolidated operating loss from continuing operations for the years ended December 31, 2008, 2009 and 2010 and the six months ended June 30, 2011 and has a consolidated deficit in working capital of approximately $3,100,000 at June 30, 2011.  The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by Central.  In addition, Central is contingently liable for late filing penalties for failure to timely file tax returns for the 2008 and 2009 tax years and for contingencies associated with the TransMontaigne transaction.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, it is unlikely that Central will be able to obtain additional financing collateralized by those assets.  While Central believes that it has sufficient working capital for 2011 operations as a result of the sale of Common Units in November 2010 to Central Energy, LP, current operations and advances from its General Partner, should it need additional capital in excess of cash generated from operations or advances from the General Partner to make the RZB Note payments, for payment of the contingent liabilities, for expansion, capital improvements to existing assets or otherwise, or additional working capital, its ability to raise capital would be hindered by the existing pledge.  In addition, Central has obligations under existing registrations rights agreements.  Central’s Partnership Agreement provides the General Partner with the authority to enter into registration rights agreements where it deems such an agreement to be appropriate.  Central entered into a Registration Rights Agreement as of August 1, 2011 with the partners of Central Energy, LP in connection with the distribution of the 12,724,019 Common Units sold to Central Energy, LP on November 17, 2010.  These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, Central would be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the success of Central’s operations and the ability of Central and/or Regional to (1) pay the IRS installment debt payments as they become due, (2) resolve favorably the exposure for late tax filing penalties for the tax years ended December 31, 2008 and 2009 and non-delivery of Schedules K-1 for the same periods, (3) satisfactorily resolve the TransMontaigne transaction contingencies and (4) continue to receive advances from the General Partner as needed.  The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt and to continue in existence.

To provide Central with the ability it believes necessary to continue in existence, management is taking steps to cure the defaults, raise additional debt and/or equity financing and favorably resolve the late filing and easement contingencies. It is management’s intention to acquire additional assets in 2011 on terms that will enable Central to solidify its ability to continue as a going concern.

Off-Balance Sheet Arrangements

Central and Regional do not have any off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

The Accounting Standards Codification (“ASC”) is the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the Financial Accounting Standards Board (the “FASB”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants.  The Codification became effective for interim and annual periods ending after September 15, 2009 and superseded all previously existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative.  All of Central’s references to GAAP now use the specific Codification Topic or Section rather than prior accounting and reporting standards.  The Codification did not change existing GAAP and therefore, did not affect Central’s consolidated financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  ASU 2010-06 amended Accounting Standards Codification (ASC) 820, “Fair Value Measurements (ASC 820), to require additional disclosures regarding fair value measurements. One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements of recurring Level 3 measurements. Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010. Central is currently evaluating the effect of ASC 2010-06 on its consolidated financial statements and results of operations and is not yet in a position to determine such effects.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events:  Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09), which amends ASU 855, “Subsequent Events” (ASC 855). The update provides that SEC filers, as defined in ASU 2010-08, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. Central adopted ASU 2010-09 upon issuance. This update had no material impact on the consolidated financial position, results of operations or cash flows of Central.

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

Based on its assessment and those criteria, management concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of June 30, 2011.

Internal Control Over Financial Reporting

Since mid-2009, our General Partners’ accounting department has consisted of only the chief financial officer, an assistant to the chief financial officer and Regional’s accountant. Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2011. The lack of sufficient personnel, combined with the financial difficulties encountered by Central in 2008, 2009 and 2010 up to the time of the sale of newly issued Common Units to Central Energy LP, was the major reason that Central was unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information until the filing of Central’s Annual Report on Form 10-K for the year ended December 31, 2010.

Our General Partner’s new management is currently evaluating the General Partner’s internal control over financial reporting. However, our General Partner does not expect immediately to be able to take the steps to improve its internal control over financial reporting. During the three months ended June 30, 2011, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.	Description
4.3*	Registration Rights Agreement dated as of August 1, 2011 by and among Central Energy Partners, LP and the limited partners of Central Energy, LP.
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

Exhibit No.	Description
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

Exhibit No.	Description
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

CENTRAL ENERGY PARTNERS LP

By:	CENTRAL ENERGY GP LLC,
its General Partner

August 15, 2011	By:	/s/ Imad K. Anbouba
Imad K. Anbouba
Co-Chief Executive Officer

August 15, 2011	By:	/s/ Carter R. Montgomery
Carter R. Montgomery
Co-Chief Executive Officer

August 15, 2011	By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Executive Vice-President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)