Form 10-Q
period 2011-09-30
CENTRAL ENERGY PARTNERS LP
filed 2011-11-14
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

The number of common units outstanding on November 7, 2011 was 15,866,482.

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

We have reviewed the consolidated balance sheet of Central Energy Partners LP and subsidiaries (Central) as of September 30, 2011, the consolidated statements of operations for the three months and nine months ended September 30, 2011 and the consolidated statement of partners’ capital for the nine months ended September 30, 2011and the consolidated statement of cash flows for the nine months ended September 30, 2011.  These interim consolidated financial statements are the responsibility of Central’s management.

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

The financial statements of Central as of December 31, 2010 were audited by other auditors whose report dated April 14, 2011 expressed an unqualified opinion on those statements.

/s/ MONGOMERY COSCIA GREILICH, LLP

Dallas, Texas
November 9, 2011

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

		September 30,
	December 31,	2011
	2010	(Unaudited)
Current Assets
Cash	$571,000	$168,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2010 and 2011)	758,000	796,000
Deferred tax assets	44,000	44,000
Prepaid expenses and other current assets	725,000	247,000
Total current assets	2,098,000	1,255,000
Property, plant and equipment – net	4,466,000	4,076,000
Goodwill	3,941,000	3,941,000
Total assets	$10,505,000	$9,272,000

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2010	September 30, 2011 (Unaudited)
Current Liabilities
Current maturities of long-term debt	$3,370,000	$940,000
Due to General Partner	91,000	951,000
Accounts payable	1,140,000	918,000
Taxes payable	414,000	290,000
Accrued liabilities	1,628,000	1,664,000
Total current liabilities	6,643,000	4,763,000

Long-term debt obligations	-	1,880,000
Deferred income taxes	1,573,000	1,422,000

Commitments and contingencies	-	-

Partners’ Capital
Common Units	2,243,000	1,183,000
General Partner’s equity	46,000	24,000
Total partners’ capital	2,289,000	1,207,000
Total liabilities and partners’ capital	$10,505,000	$9,272,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30, 2010	Three Months ended September 30, 2011	Nine months ended September 30, 2010	Nine months ended September 30, 2011
Revenues	$1,613,000	$1,811,000	$4,706,000	$5,296,000
Cost of goods sold	1,219,000	1,275,000	3,518,000	3,618,000
Gross profit	394,000	536,000	1,188,000	1,678,000
Selling, general and administrative expenses and other
Legal and professional fees	61,000	332,000	156,000	1,381,000
Salaries and payroll related expenses	141,000	232,000	459,000	692,000
Other	762,000	152,000	1,160,000	600,000
	964,000	716,000	1,775,000	2,673,000
Operating (loss) from continuing operations	(570,000)	(180,000)	(587,000)	(995,000)
Other income (expense)
Interest expense, net	(133,000)	(56,000)	(411,000)	(170,000)
Loss from continuing operations before taxes	(703,000)	(236,000)	(998,000)	(1,165,000)
Benefit (provision) for income taxes	(87,000)	(10,000)	309,000	83,000
Net (loss)	$(790,000)	$(246,000)	$(689,000)	$(1,082,000)

Net (loss) allocable to the partners	$(790,000)	$(246,000)	$(689,000)	$(1,082,000)
Less General Partner’s interest in net (loss)	(16,000)	(5,000)	(14,000)	(22,000)
Net (loss) allocable to the common units	$(774,000)	$(241,000)	$(675,000)	$(1,060,000)

Net (loss) per common unit	$(0.25)	$(0.02)	$(0.21)	$(0.07)

Weighted average common units outstanding	3,142,463	15,866,482	3,142,463	15,866,482

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

	Common Units
	Units	Amount	General Partner	Total Partners’ Capital

Balance as of December 31, 2010	15,866,482	$2,243,000	$46,000	$2,289,000

Net loss	-	(1,060,000)	(22,000)	(1,082,000)

Balance as of September 30, 2011	15,866,482	$1,183,000	$24,000	$1,207,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2011
Cash flows from operating activities:
Net (loss)	$(689,000)	$(1,082,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	507,000	490,000
Unit-based payment expense	6,000	-
Gain on settlement	-	(6,000)
Changes in current assets and liabilities:
Trade accounts receivable	20,000	(38,000)
Prepaid and other current assets	(222,000)	477,000
Trade accounts payable	(304,000)	(215,000)
Due to General Partner	211,000	859,000
Accrued liabilities and other	1,027,000	38,000
Deferred income taxes	-	(151,000)
Taxes payable	(254,000)	(125,000)
Net cash provided by operating activities	302,000	247,000
Cash flows from investing activities:
Capital expenditures	(33,000)	(100,000)
Net cash used in investing activities	(33,000)	(100,000)
Cash flows from financing activities:
Issuance of debt	200,000	-
Payment of debt	(390,000)	(550,000)
Net cash used in financing activities	(190,000)	(550,000)
Net increase (decrease) in cash	79,000	(403,000)
Cash at beginning of period	81,000	571,000
Cash at end of period	$160,000	$168,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$196,000	$138,000
Taxes	$-	$205,000
Supplemental disclosures of noncash transactions:
Settlement Of Richter Note Payable	$127,000	$-
Settlement Of Other Obligation	$127,000	$-

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

On November 17, 2010, Central, Penn Octane and Central Energy, LP, as successor in interest to Central Energy, LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement, as amended.  At closing, Central sold 12,724,019 newly issued Common Units (the “Newly Issued Common Units”) to Central Energy, LP and Penn Octane and an affiliate sold 100% of the limited liability company interests in the General Partner to Central Energy, LP. As a result, Penn Octane no longer has any interest in the General Partner or any control over the operations of Central.

On May 26, 2011, Central Energy, LP transferred the Newly Issued Common Units to its limited partners. In September 2011, Central Energy, LP transferred all of the limited liability company interests in the General Partner to its limited partners and the sole members of the general partner of Central Energy, LP.  As a result, Central Energy, LP no longer holds any interest in Central or the General Partner (see Note B –Partners Capital).

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

The accompanying consolidated financial statements include Central and its only operating subsidiary, Regional. Central has two other subsidiaries that have no operations – RVOP (see Note H – Commitments and Contingencies – TransMontaigne Dispute) and Rio Vista Operating GP LLC.  All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of September 30, 2011, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2011, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2010 and 2011 and the unaudited consolidated statement of partners’ capital for the nine months ended September 30, 2011, have been prepared by Central without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of September 30, 2011, the unaudited consolidated results of operations for the three months and nine months ended September 30, 2010 and 2011, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2010 and 2011 and the unaudited consolidated statement of partners’ capital for the nine months ended September 30, 2011.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – ORGANIZATION - Continued

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although Central believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and its Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 filed with the Securities and Exchange Commission.

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

Central Energy, LP was obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units of Central which it acquired in the Sale to its limited partners.  On May 26, 2011, Central Energy, LP completed the distribution of the Newly Issued Common Units to its limited partners.  As a result, Central Energy, LP no longer holds any Common Units of Central.  Of the Newly Issued Common Units, The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (the “Cushing Fund”), holds 7,413,013 Common Units of Central (46.7%), and Sanctuary Capital LLC, a limited liability company, holds 1,017,922 Common Units of Central (8.0%).  Neither of Messrs. Anbouba or Montgomery received any Common Units in the distribution of the Newly Issued Common Units.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL - Continued

General Partner Interest

The General Partner owns the 2% GP Interest in Central. Central Energy, LP, the sole member of the General Partner, was obligated under its limited partnership agreement to distribute 30% of the limited liability company interests it held in the General Partner to its limited partners and 70% to Messrs. Imad K. Anbouba and Carter R. Montgomery, the sole members of the general partner of Central Energy, LP. In addition, Messrs. Anbouba and Montgomery were obligated to transfer a portion of their limited liability company interests in the General Partner to certain limited partners of Central Energy, LP.  In September 2011, Central Energy, LP transferred all of the limited liability company interests in the General Partner it held to its limited partners and Messrs. Anbouba and Montgomery pursuant to the terms of the limited partnership agreement of Central Energy, LP and the agreements between Messrs. Anbouba and Montgomery and certain limited partners of Central Energy, LP. As a result of these transfers, Central Energy, LP no longer holds any limited liability company interests in the General Partner. Messrs. Anbouba and Montgomery each hold 30.17% of the limited liability company interests of the General Partner, and the Cushing Fund holds 25.00% of the limited liability company interests of the General Partner.

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

Central has not made any distributions since August 18, 2008 for the quarter ended September 30, 2008. The amount of the distributions paid through the September 2008 quarterly distribution represented the minimum quarterly distributions required to be made by Central pursuant to the partnership agreement through that date. Central does not anticipate making quarterly distributions during the remainder of 2011 since Central does not believe it will have cash available for quarterly distributions after paying all operating costs of Central, reimbursing the General Partner for its operating expenses incurred on behalf of Central, and providing for any cash reserve the General Partner believes is appropriate to provide for the proper conduct of Central’s business during the next 12 months.

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

The following tables present reconciliations from net (loss) per Common Unit to (loss) per Common Unit assuming dilution (see Note F – Unit Options and Warrants):

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C – INCOME (LOSS) PER COMMON UNIT - Continued

	For the three months ended September 30, 2010
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(774,000)
Basic EPS
Net (loss) available to the Common Units	(774,000)	3,142,463	$(0.25)
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the three months ended September 30, 2011
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(241,000)
Basic EPS
Net (loss) available to the Common Units	(241,000)	15,866,482	$(0.02)
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the nine months ended September 30, 2010
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(675,000)
Basic EPS
Net (loss) available to the Common Units	(675,000)	3,142,463	$(0.21)
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the nine months ended September 30, 2011
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(1,060,000)
Basic EPS
Net (loss) available to the Common Units	(1,060,000)	15,866,482	$(0.07)
Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2010	September 30, 2011

Land	$512,000	$512,000
Terminal and improvements	4,283,000	4,352,000
Automotive equipment	2,666,000	2,697,000
	7,461,000	7,561,000
Less: accumulated depreciation and amortization	(2,995,000)	(3,485,000)
	$4,466,000	$4,076,000

Depreciation expense of property, plant and equipment from operations totaled $164,000 and $161,000 for the three months ended September 30, 2010 and 2011, and $507,000 and $490,000 for the nine months ended September 30, 2010 and 2011, respectively.

NOTE E — DEBT OBLIGATIONS

	December 31, 2010	September 30, 2011
Long-term debt obligations were as follows:
RZB Note	3,370,000	2,820,000
	3,370,000	2,820,000
Less current portion	3,370,000	940,000
	$-	$1,880,000

RZB Note

The borrower under the RZB Note is Regional and all of Regional’s assets, as well the outstanding capital stock of Regional, are pledged as collateral for the RZB Note.  The interest rate is variable and approximated 5.9% and 5.8% for the quarters ended September 30, 2010 and 2011, respectively.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E — DEBT OBLIGATIONS – Continued

RZB Note - continued

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (“Eighth Amendment”) in connection with the RZB Note.  Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Central upon consummation of the Securities Purchase and Sale Agreement and makes it an event of default under the RZB Note if (i) Central Energy, LP or Central Energy, LLC, the sole general partner of Central Energy, LP, ceases to own or control, directly or indirectly, at least 51% of the limited liability company interests of the General Partner, (ii) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interests of Central Energy, LLC or (iii) Central Energy, LLC ceases to be the sole general partner of Central Energy, LP.

Per the loan agreement with RZB, Regional is required to provide certified monthly financial statements to RZB and failure to provide those financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the note immediately due and payable.  At September 30, 2011, Regional was in compliance under the RZB Note and has reclassified the long-term portion of the RZB Note.

NOTE F – UNIT OPTIONS AND WARRANTS

Central has no employees and is managed by its General Partner.  Central applies ASC 718 for options granted to employees and managers of the General Partner and ASC 505 for options issued to acquire goods and services from non-employees.

Warrants

For warrants granted to non-employees of the General Partner, Central applies the provisions of ASC 718 to determine the fair value of the warrants issued.  No warrants of Central were outstanding at September 30, 2011.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F – UNIT OPTIONS AND WARRANTS - Continued

Options - continued

As a part of the transaction consummated in accordance with the Stock Purchase and Sale Agreement dated May 24, 2010, as amended, Ian T. Bothwell, Chief Executive Officer of Penn Octane, the then Chief Executive Officer of the General Partner and the current Executive Vice President, Chief Financial Officer and Secretary of the General Partner, the then Board of Directors of Penn Octane and/or Managers of the General Partner Bruce I. Raben, Ricardo Canney, Murray J. Feiwell, Nicholas J. Singer and Douglas L. Manner entered into a Conditional Acceptance of Settlement Offer and Release with Central and the General Partner whereby each of them agreed to the cancellation of all commitments to issue Common Unit options granted by the General Partner pursuant to the 2005 Plan as partial consideration for releases by Central and the General Partner of any and all claims Central and the General Partner had or might have against such individuals.  As a result, no Central Common Unit options to these individuals were outstanding at September 30, 2011.

At September 30, 2011, options to acquire 13,542 Common Units were outstanding at a weighted average exercise price of $16.66 per Common Unit.  Approximately 609,000 Common Units remain available for issuance under the 2005 Plan.

NOTE G – UNIT-BASED PAYMENT

Central utilizes unit-based awards as a form of compensation for employees, officers, managers and consultants of the General Partner.  During the quarter ended September 30, 2006, Central adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method.  Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period.  The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions.  After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant.  Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  Central recorded unit-based payment expense for employees and non-employees of $0 ($0.00 per common unit) for the three months ended September 30, 2010 and 2011 and $6,000 ($0.00 per common unit) and $0 ($0.00 per common unit) for the nine months ended September 30, 2010 and 2011, respectively, under the fair-value provisions of ASC 718.

NOTE H - COMMITMENTS AND CONTINGENCIES

TransMontaigne Dispute

RVOP is a subsidiary of Central which held liquid petroleum gas assets located in southern Texas and northern Mexico (LPG Assets) contributed to it by Penn Octane Corporation upon formation of Central.  It sold all of the LPG Assets to TransMontaigne in two separate transactions.  The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006.  In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico.  The Purchase and Sale Agreement dated December 26, 2007 (the “Purchase and Sale Agreement”) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

TransMontaigne Dispute – continued

RVOP has received demands for indemnification dated December 17, 2008, December 31, 2008, March 17, 2009, May 12, 2009, May 18, 2009, March 18, 2010, September 22, 2010 and January 24, 2011 (the “Indemnification Notices”) seeking reimbursement from RVOP for $775,000 in claims relating to working capital adjustments and indemnification obligations as prescribed under the Purchase and Sale Agreement.  In addition to the aforementioned claims, the January 24, 2011 Indemnification Notice included a demand for indemnification based on a lawsuit filed by MCAR Development against Razorback, LLC, a subsidiary of TransMontaigne, on January 4, 2011, which lawsuit demands payment of damages resulting from a pipeline meandering outside the recorded pipeline easement.  Razorback had requested that RVOP assume the defense of the litigation and provide indemnification to Razorback.  RVOP did not agree to assume the defense of the litigation but is cooperating with TransMontaigne in its defense of the litigation.

RVOP intends to work with TransMontaigne to define the scope of the adjustments contained in the Indemnification Notices to an amount which RVOP considers to be more realistic and which also considers RVOP offsets to the amounts already presented by TransMontaigne.  Any amount which may subsequently be agreed to by TransMontaigne and RVOP shall first be charged to the $500,000 Holdback provided for in the Purchase and Sale Agreement, and also is subject to the $1,000,000 indemnification limitation.  RVOP has accrued a reserve of approximately $275,000 for potential future obligations in addition to the Holdback.  RVOP’s management believes that the amount of the TransMontaigne claim will be resolved within the amounts provided.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H — COMMITMENTS AND CONTINGENCIES - Continued

Partnership Tax Treatment - continued

Central estimates that more than 90% of its gross income (excluding Regional) in the quarter ended September 30, 2011 was “qualifying income.”  No ruling has been or will be sought from the IRS and the IRS has made no determination as to Central’s classification as a partnership for federal income tax purposes or whether Central’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.

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

NOTE I – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

A substantial part of Regional’s revenues and profits come from a few customers.  During the quarter ended September 30, 2011, 61% of Regional’s revenues were from three customers, Suffolk Sales, Noble Oil Services and General Chemical Corporation.  The loss of any one of these customers could have a material adverse effect on the revenue, profit and overall business of Regional.

Concentrations of Credit Risk

The balance sheet items that potentially subject Central and Regional to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.  Central and Regional maintain cash balances in different financial institutions.  Balances in accounts other than “Noninterest-Bearing Transaction Accounts” are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution.  Noninterest-Bearing Transaction Accounts have unlimited FDIC insurance coverage through December 31, 2012.  At September 30, 2011, Central and Regional did not have any cash balances in financial institutions in excess of FDIC insurance coverage.  Concentrations of credit risk with Regional’s accounts receivable are mitigated by Regional’s ongoing credit evaluations of its customers.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J — INCOME TAXES

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (the “IRS Installment Agreement”) with the Internal Revenue Service (“IRS”) for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007.  Under the terms of the IRS Installment Agreement, Regional paid $60,000 upon entering into the IRS Installment Agreement and is required to pay $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, has been paid in full.  In addition to the $384,000, the IRS Installment Agreement provided for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010 to be included as part of the overall balance of the IRS Installment Agreement.  The IRS can cancel the IRS Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested.

During 2009, Central allocated expenses to Regional for the period years 2008 and 2009.  The amount of the allocated expenses for those periods totaled approximately $1,100,000.  During the nine months ended September 30, 2011, Central allocated additional expenses to Regional of $419,000 for the period from July 28, 2007 to December 31, 2007.  Regional has amended its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which eliminated the $198,000 amount referred to above.  The effect on income tax payable and income tax expense for those changes was reflected in 2009.

During the nine months ended September 30, 2010, accruals in the amount of approximately $395,000 related to an uncertain income tax position in connection with a previously filed income tax return were reversed because the statute of limitations for the taxing authority to examine the income tax return expired.

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

The Internal Revenue Code of 1986, as amended (the “Code”) provides for penalties to be assessed against taxpayers in connection with the late filing of the federal partnership returns and the failure to furnish timely the required Schedules K-1 to investors.  Similar penalties are also assessed by certain states for late filing of state partnership returns.  The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns under certain circumstances.  The Internal Revenue Service and the individual state taxing authorities have not notified Central of any penalties due for the 2008 Tax Year or the 2009 Tax Year.  Central estimates that the maximum penalty exposure is $2,500,000 and $940,000 for federal and state penalties, respectively.  Central has accrued $385,000, $629,000 and $108,000 (total of $1,122,000 accrued at September 30, 2011) during the years ended December 31, 2009, and 2010 and the nine months ended September 30, 2011, respectively, as its estimate of penalty exposure related to the failure to file timely.

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

Regional accounts for environmental contingencies in accordance with ASC 450.  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed.  Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.  Central maintains insurance which may cover in whole or in part certain types of environmental contingencies.  For the quarters ended September 30, 2010 and 2011, Regional had no environmental contingencies requiring specific disclosure or the recording of a liability.

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

Advances from General Partner

During the nine months ended September 30, 2011, the General Partner made cash advances of $859,000 to Central for the purpose of funding working capital.

Reimbursement Agreements

Effective November 17, 2010, Central moved its principal executive offices to Dallas, Texas.  As a result, it has entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, AirNow Compression Systems, LTD.  The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner.  The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice.  Effective January 1, 2011, Central entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California.  Mr. Bothwell is a resident of California and lives near El Segundo.  Reimbursements included in the unaudited consolidated statement of operations for the three months and nine months ended September 30, 2011 were $32,000 and $124,000, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M — REALIZATION OF ASSETS

The accompanying unaudited consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern.  Central had a consolidated operating loss from continuing operations for the years ended December 31, 2008, 2009 and 2010 and the nine months ended September 30, 2011 and has a consolidated deficit in working capital of approximately $3,500,000 at September 30, 2011.  The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by Central.  In addition, Central is contingently liable for late filing penalties for failure to timely file tax returns for the 2008 and 2009 tax years (see Note J – Income Taxes – Tax Liabilities) and for contingencies associated with the TransMontaigne transaction (see Note H – Commitments and Contingencies – TransMontaigne Dispute).

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, it is unlikely that Central will be able to obtain additional financing collateralized by those assets.  While Central believes that it has sufficient working capital for 2011 operations as a result of the sale of Common Units in November 2010 to Central Energy, LP, current operations and advances from its General Partner, should it need additional capital in excess of cash generated from operations or advances from the General Partner to make the RZB Note payments, for payment of the contingent liabilities, for expansion, capital improvements to existing assets or otherwise, or additional working capital, its ability to raise capital would be hindered by the existing pledge.  In addition, Central has obligations under existing registrations rights agreements.  Central’s Partnership Agreement provides the General Partner with the authority to enter into registration rights agreements where it deems such an agreement to be appropriate.  Central entered into (i) a Registration Rights Agreement on May 27, 2009 with TCW granting piggy-back registration rights with respect to 400,000 Common Units, (ii) a grant of piggy-back registration rights to Penn Octane Corporation with respect to 197,628 Common Units on November 17, 2010 in connection with the sale of 100% of the limited liability company interests in the General Partner to Central Energy, LP and (iii) a Registration Rights Agreement effective as of August 1, 2011 with the limited partners of Central Energy, LP in connection with the distribution of the 12,724,019 Common Units sold to Central Energy, LP on November 17, 2010 granting such limited partners demand and piggy-back registration rights (see Note Q – Registration Rights Agreements).  These rights may be a deterrent to any future equity financings.  If additional amounts cannot be raised and cash flow is inadequate, Central would be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

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

To provide Central with the ability it believes necessary to continue in existence, management is taking steps to raise additional debt and/or equity financing and favorably resolve the late filing and easement contingencies.

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

NOTE P - SEGMENT INFORMATION

Central reports segment information in accordance with ASC 280.  Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.  Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  This information is reported on the basis that it is used internally for evaluating segment performance.  Central had only one operating segment (transportation and terminaling business of Regional) during the three months ended September 30, 2010 and 2011.  The following are amounts related to the transportation and terminaling business included in the accompanying financial statements for the three months ended September 30, 2010 and 2011 and at December 31, 2010 and September 30, 2011:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011

Revenue from external customers	$1,613,000	$1,810,000
Interest expense	$62,000	$55,000
Depreciation and amortization	$164,000	$161,000
Income tax (expense) benefit	$(87,000)	$(10,000)
Net income	$7,000	$94,000

	December 31, 2010	September 30, 2011

Total assets	$9,825,000	$9,258,000

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE Q – REGISTRATION RIGHTS AGREEMENTS

TCW Affiliate

In November 2007, an affiliate of Central entered into a $30 million senior secured credit facility with TCW Asset Management Company (“TCW”), as agent, and TCW Energy Fund X Investors, as holders (the “TCW Credit Facility”), in connection with the purchase of certain oil and gas properties located in Haskell, McIntosh and Pittsburg Counties, Oklahoma.  The TCW Credit Facility was amended on several occasions and finally settled in May 2009 after TCW issued a “notice of event of default – demand for cure.”  As a part of the settlement, Central entered into a registration rights agreement with an affiliate of TCW to provide piggyback registration rights with respect to 400,000 Common Units held by the affiliate of TCW.  See Note F – Debt Obligations – TCW Credit Facility to the Audited Financial Statements of Central Energy for the year ended December 31, 2010 contained in the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding the TCW Credit Facility and the settlement arrangements.

Penn Octane Corporation

In November 2011, Central granted piggy-back registration rights to Penn Octane Corporation with respect to 197,628 Common Units held by Penn Octane in connection with the transaction whereby Penn Octane and an affiliate sold 100% of the limited liability company interests in the General Partner to Central Energy, LP and Central sold 12,724,019 Common Units to Central Energy, LP (see Note A – Organization).

Limited Partners of Central Energy, LP

Effective as of August 1, 2011, Central and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 Common Units of the Central. On May 26, 2011, Central Energy, LP distributed 12,469,535 Common Units to its limited partners pursuant to the terms of the Central Energy, LP partnership agreement. As a result, Central Energy, LP no longer holds any Common Units of Central. The limited partners of Central Energy, LP are referred to herein as the “Purchasers.”

The Registration Rights Agreement provides the Purchasers with shelf registration rights and piggyback registration rights, with certain restrictions, with respect to the Common Units held by them (the “Registrable Securities”). Central is required to maintain an effective shelf registration statement with respect to the Registrable Securities until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed. The piggyback registration rights permit a Purchaser to elect to participate in an underwritten offering of Central’s securities other than a registration statement filed in connection with the registration of Central’s securities relating solely to (1) employee benefit plans or (2) a Rule 145 transaction. The amount of Registrable Securities that the Purchasers can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE Q – REGISTRATION RIGHTS AGREEMENTS - Continued

Limited Partners of Central Energy, LP -continued

The Registration Rights Agreement also prohibits Central from entering into a similar agreement which would be inconsistent with the rights granted in the Registration Statement or provide any other holder of Central’s securities rights that are more favorable than those granted to Purchasers without the prior written approval of Purchasers holding a majority of the Registrable Securities.

NOTE R – SUBSEQUENT EVENT

There were no other significant or material subsequent events as of the date this report was available for release.

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

Regional’s revenues for the three months and nine months ended September 30, 2010 and 2011, were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended				Nine months Ended
	September 30, 2010		September 30, 2011		September 30, 2010		September 30, 2011
	Revenue	%	Revenue	%	Revenue	%	Revenue	%

Hauling	$1,018	63%	$1,010	56%	$2,886	62%	$3,138	60%
Rent	462	29%	457	25%	1,379	29%	1,443	27%
Terminal	132	8%	343	19%	413	9%	708	13%
Other	1	0%	1	0%	4	0%	7	0%
Total	$1,613	100%	$1,811	100%	$4,682	100%	$5,296	100%

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

Central Energy, LP was obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units of Central which it acquired in the Sale to its limited partners. On May 26, 2011, Central Energy, LP completed the distribution of the Newly Issued Common Units to its limited partners.  As a result, Central Energy, LP no longer holds any Common Units of Central. Of the Newly Issued Common Units, The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (the “Cushing Fund”), holds 7,413,013 Common Units of Central (46.7%), and Sanctuary Capital LLC, a limited liability company, holds 1,017,922 Common Units of Central (8.0%).  Neither of Messrs. Anbouba or Montgomery received any Common Units in the distribution of the Newly Issued Common Units.

In addition, in accordance with the terms of the limited partnership agreement of Central Energy, LP, it was obligated to distribute 30% of the limited liability company interests it held in Central Energy GP LLC, the General Partner of Central (the “General Partner”), to its limited partners and 70% to Messrs. Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner. In addition, Messrs. Anbouba and Montgomery were obligated under other agreements to distribute a portion of their limited liability company interests in the General Partner to certain limited partners of Central Energy, LP.   In September 2011, Central Energy, LP transferred all of the limited liability company interests in the General Partner it held to its limited partners and Messrs. Anbouba and Montgomery pursuant to the terms of the limited partnership agreement of Central Energy, LP and the agreements between Messrs. Anbouba and Montgomery and certain limited partners of Central Energy, LP. As a result of these transfers, Central Energy, LP no longer holds any limited liability company interests in the General Partner. Messrs. Anbouba and Montgomery each hold 30.17% of the limited liability company interests of the General Partner, and the Cushing Fund holds 25.00% of the limited liability company interests of the General Partner. Given their respective ownership interests in the General Partner, Messrs. Anbouba, Montgomery and the Cushing Fund are each deemed a controlling member of the General Partner.

The ownership of Central and General Partner changed on November 17, 2010, and since that date the General Partner’s new management has been focused on regaining and maintaining compliance with Central’s securities and tax reporting obligations. Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 were filed timely and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is being filed timely.  As a result, Central will be considered “current” with respect to its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will able to utilize Regulation S and Forms S-3 and S-8 for the future sale and registration of its securities, and Unitholders will be able to sell Common Units in compliance with Rule 144.

Management currently is focused on the future growth of Central’s assets, and related cash generation, through organic growth and acquisitions. Our primary business objectives are to maintain stable cash flows and to increase our quarterly cash distribution per Common Unit over time.  We intend to focus on opportunities to provide fee-based logistics services without engaging in the trading of refined products and the risk associated with fluctuating commodity prices.  Our plan is to pursue accretive acquisitions of midstream assets that can expand our operations. Our acquisition activity is focused on gas transportation and services assets, such as gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities, and related assets. In some instances, related assets may include producing oil and gas properties where such assets are an integral part of a larger transaction involving midstream assets.  It is not the intention of Central to hold such producing properties, but rather to resell them in an expeditious manner.  Our acquisitions will be made through subsidiaries of Central created to acquire identified entities or assets.  We will use available resources of Central, third-party debt and/or proceeds from the issuance by Central of new securities, or any combination hereof, to fund such acquisitions.

Results of Operations

The consolidated results of operations from continuing operations during the three months and nine months ended September 30, 2010 and 2011, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of Central.

Three Months Ended September 30, 2010 and 2011
All amounts in thousands.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2011			Changes Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010
	Regional Enterprises	Corporate/ Other	Total	Regional Enterprises	Corporate/ Other	Total	Regional Enterprises	Corporate/ Other	Total
Revenues	$1,613	$-	$1,613	$1,811	$-	$1,811	$198	$-	$198
Cost Of Goods Sold	$1,219	$-	$1,219	$1,275	$-	$1,275	$56	$-	$56
Gross Profit	$394	$-	$394	$536	$-	$536	$142	$-	$142
Selling, General and Administrative Expenses	$238	$725	$963	$377	$340	$717	$139	$(385)	$(246)
Operating Income (loss)	$156	$(725)	$(569)	$159	$(340)	$(181)	$3	$385	$388
Interest Expense	$(62)	$(71)	$(133)	$(55)	$-	$(55)	$7	$71	$78
Interest Income	$-	$-	$-	$-	$-	$-	$-	$-	$-
Income (Loss) From Continuing Operations Before Taxes	$94	$(796)	$(702)	$104	$(340)	$(236)	$10	$456	$466
Provision (benefit) for Income Taxes	$87	$-	$87	$10	$-	$10	$(77)	$-	$(77)
Income (Loss) From Continuing Operations	$7	$(796)	$(789)	$94	$(340)	$(246)	$87	$456	$543

Revenues.  Regional’s revenues for the three months ended September 30, 2011 were $1.8 million compared to $1.6 million for the three months ended September 30, 2010, an increase of $0.2 million (12.0%).  The increase was principally due to increased terminal business and no significant changes in rates charged to customers for hauling or rates charged under storage rental contracts during the three months ended September 30, 2011 over the same period one year earlier.

Cost of Goods Sold.  Regional’s cost of goods sold for the three months ended September 30, 2011 were substantially the same as cost of goods sold for the three months ended September 30, 2010.  The cost of goods sold during the three months ended September 30, 2011 did not increase despite the increase in terminal business as described above as the terminal business has much lower costs to operate than hauling revenues.  Generally, Regional continues to obtain benefits from ongoing efforts to reduce operating costs (fuel costs, insurance and payroll costs) which are partially offset by increased maintenance costs for the terminal and fleet.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for Regional during the three months ended September 30, 2011 were $0.4 million compared to $0.3 million for the three months ended September 30, 2010, an increase of $0.1 million.  The increase was the result of higher allocations of costs from Central and increased professional fees during the three months ended September 30, 2011 compared with the three months ended September 30, 2010.  The decrease in SG&A expenses for Central of $0.4 million during the three months ended September 30, 2011 compared with the same period one year earlier was principally due to reserves related to penalties for late filing of federal and state tax returns recorded during the three months ended September 30, 2010 while none were recorded during the three months ended September 30, 2011, partially offset by increased professional fees associated with regaining compliance with financial reporting and tax filings which occurred during the three months ended September 30, 2011 over the same period one year earlier.

Nine months Ended September 30, 2010 and 2011
All amounts in thousands.

	Nine months Ended September 30, 2010			Nine months Ended September 30, 2011			Changes Nine months Ended September 30, 2011 Compared To Nine months Ended September 30, 2010
	Regional Enterprises	Corporate/ Other	Total	Regional Enterprises	Corporate/ Other	Total	Regional Enterprises	Corporate/ Other	Total
Revenues	$4,682	$24	$4,706	$5,296	$-	$5,296	$614	$(24)	$590
Cost Of Goods Sold	$3,518	$-	$3,518	$3,618	$-	$3,618	$100	$-	$100
Gross Profit	$1,164	$24	$1,188	$1,678	$-	$1,678	$514	$(24)	$490
Selling, General and Administrative Expenses	$798	$977	$1,775	$1,623	$1,050	$2,673	$825	$73	$898
Operating Income (loss)	$366	$(953)	$(587)	$55	$(1,050)	$(995)	$(311)	$(97)	$(408)
Interest Expense	$(190)	$(221)	$(411)	$(170)	$-	$(170)	$20	$221	$241
Interest Income	$-	$-	$-	$-	$-	$-	$-	$-	$-
Income (Loss) From Continuing Operations Before Taxes	$176	$(1,174)	$(998)	$(115)	$(1,050)	$(1,165)	$(291)	$124	$(167)
Provision (benefit) for Income Taxes	$(309)	$-	$(309)	$(83)	$-	$(83)	$226	$-	$226
Income (Loss) From Continuing Operations	$485	$(1,174)	$(689)	$(32)	$(1,050)	$(1,082)	$(517)	$124	$(393)

Revenues.  Regional’s revenues for the nine months ended September 30, 2011 were $5.3 million compared to $4.7 million for the nine months ended September 30, 2010, an increase of $0.6 million (13.0%).  The increase was principally due to increased thru-put volumes under storage rental contracts and increased terminal activities during the nine months ended September 30, 2011 over the same period one year earlier.

Cost of Goods Sold.  Regional’s cost of goods sold for the nine months ended September 30, 2011 were $3.6 compared to $3.5 million for the nine months ended September 30, 2010.  There was not a corresponding increase in costs of goods sold based on the increase in revenues during the nine months ended September 30, 2011, as a result of the revenue increase occurring within the terminal; which compared to hauling, costs substantially less to operate.  In addition, a newly implemented pay structure for drivers involved in hauling, which was in effect as of January 1, 2011, led to an overall reduction in associated payroll costs over the nine months ended September 30, 2010.  Generally, Regional continues to obtain benefits from ongoing efforts to reduce operating costs (fuel costs, insurance and payroll costs) which are partially offset by increased maintenance costs for the terminal and fleet.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for Regional during the nine months ended September 30, 2011 were $1.6 million compared to $0.8 million for the nine months ended September 30, 2010, an increase of $0.8 million.  This substantial increase was the result of higher allocations of costs from Central and increased professional fees during the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.  The increased professional fees were associated with our Annual Report on Form 10-K for the year ended December 31, 2010 and quarterly reports on Form 10-Q for the quarters March 31, 2011 and June 30, 2011 and tax compliance services for the years ended December 31, 2008, 2009 and 2010.  The change in SG&A for Central during the nine months ended September 30, 2011 compared to the same period one year earlier was $0.1 as a result of the increase in salaries and professional fees associated with Central partially offset by the allocation of costs to Regional and reduced reserves related to penalties for late filing of federal and state tax returns for the nine months ended September 30, 2011.  The increase in professional fees for Central were principally due to professional fees associated with regaining compliance with financial reporting and tax filings which occurred during the nine months ended September 30, 2011 whereas during the nine months ended September 30, 2010 compliance activity did not occur.  In addition, during the nine months ended September 30, 2011, Central recorded a small reserve related to revised estimate for penalties for late filing of federal and state tax returns compared with the reserves recorded during the nine months ended September 30, 2010.

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

At September 30, 2011, Central had a consolidated working capital deficit of approximately $3.5 million.  We cannot be certain that future cash flows from our current business, advances from our General Partner and/or future investments, if any, will be adequate to cover all of our future working capital requirements, including minimum distributions to Unitholders as provided in the Partnership Agreement.

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

The General Partner has a right to receive a distribution corresponding to its 2% GP Interest and the incentive distribution rights described below.  Central has not had the “available cash” needed to pay minimum quarterly dividends since the quarter ended September 30, 2008 and, as a result, no minimum quarterly distributions have been made since the distribution made for that quarter on August 18, 2008.

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

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (the “IRS Installment Agreement”) with the Internal Revenue Service (the “IRS”) for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007.  Under the terms of the IRS Installment Agreement, Regional paid $60,000 upon entering into the IRS Installment Agreement and is required to pay $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, has been paid in full.  In addition to the $384,000, the IRS Installment Agreement provided for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010 to be included as part of the overall balance of the IRS Installment Agreement.  The IRS can cancel the IRS Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested.  Regional paid all taxes due and owing to the IRS for the tax period July 28, 2007 to December 31, 2007 prior to entering into the IRS Installment Agreement.

During 2009, Central allocated expenses to Regional for the period years 2008 and 2009.  The amount of the allocated expenses for those periods totaled approximately $1,100,000.  During the nine months ended September 30, 2011, Central allocated additional expenses to Regional of $419,000 for the period from July 28, 2007 to December 31, 2007.  Regional has amended its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which eliminated the $198,000 amount referred to above.  The effect on income tax payable and income tax expense for those changes was reflected in 2009.

During the nine months ended September 30, 2010, accruals in the amount of approximately $395,000 related to an uncertain income tax position in connection with a previously filed income tax return were reversed because the statute of limitations for the taxing authority to examine the income tax return expired.

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

The Internal Revenue Code of 1986, as amended (the “Code”) provides for penalties to be assessed against taxpayers in connection with the late filing of the federal partnership returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership returns.  The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns under certain circumstances.  The Internal Revenue Service and the individual state taxing authorities have not notified Central of any penalties due for the 2008 Tax Year or the 2009 Tax Year.  Central estimates that the maximum penalty exposure is $2,500,000 and $940,000 for federal and state penalties, respectively.  Central has accrued $385,000, $629,000 and $108,000 (total of $1,122,000 accrued at September 30, 2011) during the years ended December 31, 2009, and 2010 and the nine months ended September 30, 2011, respectively, as its estimate of penalty exposure related to the failure to file timely.

TransMontaigne Dispute

RVOP is a subsidiary of Central which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (LPG Assets) to it by Penn Octane Corporation upon formation of Central. It sold all of the LPG Assets to TransMontaigne in two separate transactions.  The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006.  In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico.  The Purchase and Sale Agreement dated December 26, 2007 (the “Purchase and Sale Agreement”) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances.  RVOP has received demands for indemnification dated December 17, 2008, December 31, 2008, March 17, 2009, May 12, 2009, May 18, 2009, March 18, 2010, September 22, 2010 and January 24, 2011 (the “Indemnification Notices”) seeking reimbursement from RVOP for $775,000 in claims relating to working capital adjustments and indemnification obligations as prescribed under the Purchase and Sale Agreement. In addition to the aforementioned claims, the January 24, 2011 Indemnification Notice included a demand for indemnification based on a lawsuit filed by MCAR Development against Razorback, LLC, a subsidiary of TransMontaigne, on January 4, 2011, which lawsuit demands payment of damages resulting from a pipeline meandering outside the recorded pipeline easement.  Razorback had requested that RVOP assume the defense of the litigation and provide indemnification to Razorback.  RVOP did not agree to assume the defense of the litigation but is cooperating with TransMontaigne in its defense of the litigation.

RVOP intends to work with TransMontaigne to define the scope of the adjustments contained in the Indemnification Notices to an amount which RVOP considers to be more realistic and which also considers RVOP offsets to the amounts already presented by TransMontaigne.  Any amount which may subsequently be agreed to by TransMontaigne and RVOP shall first be charged to the $500,000 Holdback provided for in the Purchase and Sale Agreement, and also is subject to the $1,000,000 limitation indemnification.  RVOP has accrued a reserve of approximately $275,000 for potential future obligations in addition to the Holdback.  RVOP’s management believes that the amount of the TransMontaigne claim will be resolved within the amounts provided.

Debt Obligations

RZB Note

The borrower under the RZB Note is Regional and all of Regional’s assets, as well as the outstanding capital stock of Regional, are pledged as collateral for the RZB Note.  The interest rate is variable and approximated 5.9% and 5.8% for the quarters ended September 30, 2010 and 2011, respectively.

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

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (“Eighth Amendment”) in connection with the RZB Note.  Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Central upon consummation of the Securities Purchase and Sale Agreement and makes it an event of default under the RZB Note if (i) Central Energy, LP or Central Energy, LLC, the sole general partner of Central Energy, LP, ceases to own or control, directly or indirectly, at least 51% of the limited liability company interests of the General Partner, (ii) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interests of Central Energy, LLC or (iii) Central Energy, LLC ceases to be the sole general partner of Central Energy, LP.

Per the loan agreement with RZB, Regional is required to provide certified monthly financial statements to RZB and failure to provide those financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the note immediately due and payable.  At September 30, 2011, Regional was in compliance under the RZB Note and has reclassified the long-term portion of the RZB Note.

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

Related Party Transactions

Advances from General Partner

During the nine months ended September 30, 2011, the General Partner made cash advances of $859,000 to Central for the purpose of funding working capital.

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

Reimbursement Agreements

Effective November 17, 2010, Central commenced conducting business in Dallas, Texas.  As a result, it has entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, a director and co-chief executive officer of the General Partner, AirNow Compression Systems, LTD.  The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner.  The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice.  Effective January 1, 2011, Central entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California.  Mr. Bothwell is a resident of California and lives near El Segundo.  Reimbursements included in the unaudited consolidated statement of operations for the three months and nine months ended September 30, 2011 were $32,000 and $124,000, respectively.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by Central on its behalf, as well as its share of allocable overhead for expenses incurred by Central which are indirectly attributable for Regional related activities.  For the quarters ended September 30, 2010 and 2011, Regional recorded allocable expenses of $213,000 and $174,000, respectively.

Transfer of Newly Issued Common Units

Central Energy, LP was obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units which it acquired in the Sale to its limited partners. On May 26, 2011, Central Energy, LP completed the distribution of the Newly Issued Common Units to its limited partners.  As a result, Central Energy, LP no longer holds any Common Units of Central.  Of the Newly Issued Common Units, The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (the “Cushing Fund”), holds 7,413,013 Common Units of Central (46.7%), and Sanctuary Capital LLC, a limited liability company, holds 1,017,922 Common Units of Central (8.0%)  Neither of Messrs. Anbouba or Montgomery received any Common Units in the distribution of the Newly Issued Common Units.

In addition, in accordance with the terms of the limited partnership agreement, Central Energy, LP was obligated to distribute 30% of the limited liability company interests in Central Energy GP LLC, the General Partner of Central to its limited partners and 70% to Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner.  In addition, Messrs. Anbouba and Montgomery were obligated to transfer a portion of their limited liability company interests in the General Partner to certain limited partners of Central Energy, LP.  In September 2011, Central Energy, LP transferred all of its limited liability company interests to its limited partners and Messrs. Anbouba and Montgomery pursuant to the terms of the limited partnership agreement of Central Energy, LP and agreements between Messrs. Anbouba and Montgomery and certain limited partners of Central Energy, LP.  As a result of these transfers, Central Energy, LP no longer holds any limited liability company interests in the General Partner. Messrs. Anbouba and Montgomery each hold 30.17% of the limited liability company interests of the General Partner and the Cushing Fund holds 25.00% of the limited liability company interests of the General Partner.  Given their respective ownership interests in the GP Interests, Messrs. Anbouba and Montgomery and the Cushing Fund are each deemed a controlling member of the General Partner.

Registration Rights Agreements

TCW Affiliate

In November 2007, an affiliate of Central entered into a $30 million senior secured credit facility with TCW Asset Management Company (“TCW”), as agent, and TCW Energy Fund X Investors, as holders (the “TCW Credit Facility”), in connection with the purchase of certain oil and gas properties located in Haskell, McIntosh and Pittsburg Counties, Oklahoma.  The TCW Credit Facility was amended on several occasions and finally settled in May 2009 after TCW issued a “notice of event of default – demand for cure.”  As a part of the settlement, Central entered into a registration rights agreement with an affiliate of TCW to provide piggyback registration rights with respect to 400,000 Common Units held by the affiliate of TCW.  See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Obligations – TCW Credit Facility of Central’s Form 10-K for the year ended December 31, 2010” for additional information regarding the TCW Credit Facility and the settlement arrangements.

Penn Octane Corporation

In November 2011, Central granted piggy-back registration rights to Penn Octane Corporation with respect to 197,628 Common Units held by Penn Octane in connection with the transaction whereby Penn Octane and an affiliate sold 100% of the limited liability company interests in the General Partner to Central Energy, LP and Central sold 12,724,019 Common Units to Central Energy, LP.  See Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding this transaction.

Limited Partners of Central Energy, LP

Effective as of August 1, 2011, Central and the limited partners of Central Energy, LP executed a Registration Rights Agreement, a copy of which is filed as Exhibit 4.3 to this Form 10-Q.  The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 Common Units of the Central. On May 26, 2011, Central Energy, LP distributed 12,469,535 Common Units to its limited partners pursuant to the terms of the Central Energy, LP partnership agreement.  As a result, Central Energy, LP no longer holds any Common Units of Central.  The limited partners of Central Energy, LP are referred to herein as the “Purchasers.”

The Registration Rights Agreement provides the Purchasers with shelf registration rights and piggyback registration rights, with certain restrictions, with respect to the Common Units held by them (the “Registrable Securities”).  Central is required to maintain an effective shelf registration statement with respect to the Registrable Securities until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed.  The piggyback registration rights permit a Purchaser to elect to participate in an underwritten offering of Central’s securities other than a registration statement filed in connection with the registration of Central’s securities relating solely to (1) employee benefit plans or (2) a Rule 145 transaction.  The amount of Registrable Securities that the Purchasers can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

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

Realization of Assets

The accompanying unaudited consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern.  Central had a consolidated operating loss from continuing operations for the years ended December 31, 2008, 2009 and 2010 and the nine months ended September 30, 2011 and has a consolidated deficit in working capital of approximately $3,500,000 at September 30, 2011.  The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by Central.  In addition, Central is contingently liable for late filing penalties for failure to timely file tax returns for the 2008 and 2009 tax years and for contingencies associated with the TransMontaigne transaction.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, it is unlikely that Central will be able to obtain additional financing collateralized by those assets.  While Central believes that it has sufficient working capital for 2011 operations as a result of the sale of Common Units in November 2010 to Central Energy, LP, current operations and advances from its General Partner, should it need additional capital in excess of cash generated from operations or advances from the General Partner to make the RZB Note payments, for payment of the contingent liabilities, for expansion, capital improvements to existing assets or otherwise, or additional working capital, its ability to raise capital would be hindered by the existing pledge.  In addition, Central has obligations under existing registrations rights agreements.  Central’s Partnership Agreement provides the General Partner with the authority to enter into registration rights agreements where it deems such an agreement to be appropriate.  Central entered into (i) a Registration Rights Agreement on May 27, 2009 with TCW granting piggy-back registration rights with respect to 400,000 Common Units, (ii) a grant of piggy-back registration rights to Penn Octane Corporation with respect to 197,628 Common Units on November 17, 2010 in connection with the sale of 100% of the limited liability company interests in the General Partner to Central Energy, LP and (iii) a Registration Rights Agreement effective as of August 1, 2011 with the limited partners of Central Energy, LP in connection with the distribution of the 12,724,019 Common Units sold to Central Energy, LP on November 17, 2010 granting such limited partners demand and piggy-back registration rights.  See “Item 2. - Management’s Discussion and Analysis of Financial condition and Results of Operations – Registration Rights Agreements”.  These rights may be a deterrent to any future equity financings.  If additional amounts cannot be raised and cash flow is inadequate, Central would be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

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

To provide Central with the ability it believes necessary to continue in existence, management is taking steps to raise additional debt and/or equity financing and favorably resolve the late filing and easement contingencies.  It is management’s intention to acquire additional assets in the near future on terms that will enable Central to solidify its ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Exchange Act, such as this Quarterly Report, is reported in accordance with the rules of the SEC.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

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

Based on its assessment and those criteria, management concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of September 30, 2011.

Internal Control Over Financial Reporting

Since mid-2009, our General Partners’ accounting department has consisted of only the chief financial officer, an assistant to the chief financial officer and Regional’s accountant.  Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking.  As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2011.  The lack of sufficient personnel, combined with the financial difficulties encountered by Central in 2008, 2009 and 2010 up to the time of the sale of newly issued Common Units to Central Energy LP, was the major reason that Central was unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information until the filing of Central’s Annual Report on Form 10-K for the year ended December 31, 2010.

Our General Partner’s new management is currently evaluating the General Partner’s internal control over financial reporting. However, our General Partner does not expect immediately to be able to take the steps to improve its internal control over financial reporting.  During the three months ended September 30, 2011, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe our consolidated financial statements included in this Quarterly Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note H – Commitments and Contingencies – TransMontaigne Dispute to the unaudited consolidated financial statements included in this report for a more detailed discussion of current contingencies related to the TransMontaigne dispute.

Item 1A. Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

See Note E – Debt Obligations to the unaudited consolidated financial statements included in this report for material defaults with respect to Central and its subsidiaries.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the following Exhibits Index are filed as part of this Report.  Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit No.	Description

4.3
Registration Rights Agreement dated as of August 1, 2011 by and among Central Energy Partners, LP and the limited partners of Central Energy, LP. (Incorporated by reference to Central’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and filed on August 15, 2011, SEC File No. 000-50394.)

10.71
Registration Rights Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P. and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on September 2, 2009, SEC File No. 000-50394.)

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

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

November 14, 2011	By:	/s/ Imad K. Anbouba
Imad K. Anbouba
Co-Chief Executive Officer

November 14, 2011	By:	/s/ Carter R. Montgomery
Carter R. Montgomery
Co-Chief Executive Officer

November 14, 2011	By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Executive Vice-President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)