Form 10-K
period 2011-12-31
CENTRAL ENERGY PARTNERS LP
filed 2012-03-30
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 000-50394

Central Energy Partners LP

 (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0153267 (I.R.S. Employer Identification No.)

8150 N. Central Expressway, Suite 1525, Dallas, TX (Address of Principal Executive Offices)	75206 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting units held by non-affiliates of the Registrant, based on the closing price for the Registrant’s voting units on the Pink OTC Markets Inc. on December 31, 2011 was $1,658,324.

The number of Common Units outstanding on March 15, 2012 was 15,866,482.

Documents incorporated by reference: None.

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements	ii

Available Information	ii

Glossary of Terms	iii

Part I

1 and 2. Business and Properties	1

1A. Risk Factors	20

1B. Unresolved Staff Comments	42

3. Legal Proceedings	42

4. Mining Safety Disclosures	44

Part II

5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	44

6. Selected Financial Data	46

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

7A. Quantitative and Qualitative Disclosures About Market Risks	67

8. Financial Statements and Supplementary Data	67

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107

9A(T). Controls and Procedures	107

9B. Other Information	108

Part III

10. Managers, Executive Officers and Corporate Governance	108

11. Executive Compensation	113

12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	116

13. Certain Relationships and Related Transactions, and Director Independence	117

14. Principal Accountant Fees and Services	122

Part IV

15. Exhibits and Financial Statement Schedules	123

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report of Central Energy Partners LP (the “Partnership”), that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

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

ii

GLOSSARY OF TERMS

Central Energy Partners LP and its consolidated subsidiaries (not including the General Partner) are hereinafter referred to as “Central”. When referring to Central and using phrases such as “we,” “our,” “us,” or the “Company,” our intent is to refer to Central and its consolidated subsidiaries as a whole or on an entity basis, depending on the context in which the statements are made. References to the “Partnership” are to Central Energy Partners LP only, and such references are not intended to include any of its subsidiaries or the General Partner. For convenience, this glossary includes other terms used in this Annual Report, and each of the following terms has the meaning set forth below.

“Board of Directors” means the Board of Directors of Central Energy GP LLC, the General Partner of the Partnership.

“Central” means Central Energy Partners LP, a Delaware limited partnership, formerly known as Rio Vista Energy Partners, LP, and its subsidiaries.

“Code” means the Internal Revenue Code of 1986, as amended from time to time.

“Common Units” means those limited partner interests issued by the Partnership as prescribed in the Partnership Agreement.

“Cushing Fund” means the Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“General Partner” means Central Energy GP LLC, a Delaware limited liability company, formerly known as Rio Vista GP LLC.

“GP Agreement” means the Second Amended and Restated Limited Liability Company Agreement of the General Partner dated April 12, 2011.

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

“Limited Partners” means those natural persons or entities holding Common Units of the Partnership.

“National Securities Exchange” means a recognized national securities exchange that offers the Partnership an exemption from the registration requirements of state securities laws with respect to the Common Units.

“NGLs” mean natural gas liquids.

“Partners” mean the General Partner and all Limited Partners.

“Partnership” means Central Energy Partners LP, formerly known as Rio Vista Energy Partners, LP.

“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership dated April 12, 2011, as amended on March 28, 2012.

“Penn Octane” means Penn Octane Corporation, a Delaware corporation that formerly controlled 100% of the membership interests of the General Partner.

“Regional” means Regional Enterprises, Inc., a Virginia corporation and wholly-owned subsidiary of the Partnership.

“RVOP” means Rio Vista Operating Partnership L.P., an entity owned 99.9% by the Partnership, as limited partner, and 0.1% by Rio Vista Operating GP LLC, as general partner, an entity wholly-owned by the Partnership.

“RZB” means RB International Finance (USA) LLC, formerly known as RZB Finance LLC.

iii

“RZB Loan” means that certain $5 million loan made by RZB to the Partnership on July 26, 2007, the proceeds of which were used as part of the consideration to purchase Regional.

“RZB Loan Agreement” means that certain $5 million loan agreement dated July 26, 2007 by and between the Partnership and RZB, as amended, and the collateral loan documents evidencing the RZB Loan.

“RZB Note” means the $5 million promissory note by and between the Partnership, as Borrower, and RZB, as Lender, issued in connection with the RZB Loan Agreement.

“Sale” means the sale of 12,724,019 newly-issued Common Units of the Partnership and all of the outstanding membership interests in the General Partner to Central Energy LP for $4,100,000 on November 17, 2010.

“Securities Act” means the Securities Act of 1933, as amended.

“SEC” means the United States Securities and Exchange Commission.

“TAMCO” means TCW Asset Management Company.

“Treasury” means the United States Department of Treasury.

“2005 Plan” means the 2005 Equity Incentive Plan of Central Energy.

“Unitholders” mean those limited partners holding Common Units issued by the Partnership.

iv

PART I

Items 1 and 2. Business and Properties.

General

Central Energy Partners LP is a publicly-traded Delaware limited partnership. We currently provide liquid bulk storage, trans-loading and transportation services for hazardous chemicals and petroleum products through our wholly-owned subsidiary, Regional Enterprises, Inc. (“Regional”). Our strategy going forward is to acquire midstream assets, which include gas gathering and transmission systems, compression, treating and processing facilities, fractionation facilities, and transportation capabilities. The Partnership’s Common Units are listed for trading on the over-the-counter market with Pink OTC Markets, Inc. under the symbol “ENGY”. Our principal executive offices are located at 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206, and our telephone number is (214) 360-7480. Our website is located at http://www.centralenergylp.com.

The Partnership’s only operations are conducted through Regional, which it acquired in July 2007. Located on the James River in Hopewell, Virginia, Regional off-loads bulk chemicals and petroleum products from ships and barges at its port facility and railcars from a rail spur on its property capable of receiving 15 cars. Regional has approximately 10.0 million gallons of total storage capacity. It trans-loads such chemicals and petroleum products either directly from its ships, barges, rail cars or its storage facilities to its tank trailers, or those provided by customers, for delivery throughout the mid-Atlantic. The company also operates a small trans-loading facility in Johnson, Tennessee, served by a rail spur capable of receiving 6 rail cars. See “Current Assets and Operations” below for additional information regarding Regional’s business.

Recent Developments

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP, as successor in interest to Central Energy, LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement dated May 25, 2010, as amended. At closing, the Partnership sold the 12,724,019 newly-issued Common Units (the “Newly Issued Common Units”) to Central Energy, LP for $3,950,291 and Penn Octane sold 100% of the limited liability company interests in the General Partner (the “GP Interest”) to Central Energy, LP for $149,709 (collectively, the “Sale”). The proceeds received by Penn Octane from the Sale were contributed to Central Energy GP LLC, the General Partner of the Partnership (the “General Partner”), which in turn immediately contributed the same funds to the Partnership. The Partnership utilized $1,200,000 of the proceeds from the transaction to settle all amounts owing to Penn Octane by the Partnership and the General Partner, $2,200,000 of the proceeds to pay transaction costs and to settle certain outstanding claims and contingent obligations of the Partnership at the time of the sale, and $700,000 for working capital. As a result of the completion of the Sale, all control in the General Partner and the Partnership transferred to Central Energy, LP.

Effective November 17, 2010, the Partnership commenced conducting its business operations from Dallas, Texas. As a result, it entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, a director and co-chief executive officer of the General Partner, AirNow Compression Systems, LTD. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California. Mr. Bothwell is a resident of California and lives near El Segundo. Expenses billed in connection with each of these agreements are included in the audited financial statements for the year ended December 31, 2011, and were $31,000 and $164,000, respectively.

On December 28, 2010, the Amended and Restated Limited Liability Company Agreement of the General Partner as in effect at that time was amended to change the name of the General Partner to “Central Energy GP LLC,” and the First Amended and Restated Agreement of Limited Partnership of the Partnership as in effect at that time was amended to change the name of the Partnership to “Central Energy Partners LP.” In addition, the partnership agreement was amended to change the definition of the terms “Common Unit Arrearage” and “Cumulative Common Unit Arrearage” in order that the Partnership would no longer be obligated to make any further distributions of Common Unit Arrearages or Cumulative Common Unit Arrearages in respect of any quarter prior to the quarter beginning October 1, 2011. The General Partner also entered into employment agreements with each of Messrs. Anbouba and Montgomery, the terms of which are described in “Item 11. Executive Compensation – Compensation of the General Partner’s Executive Officers.”

In connection with the name change of the Partnership, as approved in December, 2010, management applied for a new trading symbol for the Partnership’s Common Units in early 2011. On March 30, 2011, the Partnership was notified by FINRA that its Common Units would trade under a new ticker symbol – “ENGY” – commencing with the opening of the trading markets on March 31, 2011 (previous ticker symbol was “RVEP”). The new ticker symbol better reflects the Partnership’s focus on the energy business, rather than the actual name under which it conducts its business.

On April 12, 2011, the sole member of the General Partner at that time, Central Energy, LP, adopted the Second Amended and Restated Limited Liability Company Agreement of the General Partner (the “GP Agreement”), and the General Partner and limited partners of the Partnership holding more than a majority of the Common Units voted to amend and restate the First Amended and Restated Agreement of Limited Partnership, as amended, of the Partnership. The GP Agreement, as amended and restated, substantially modified the Amended and Restated Limited Liability Agreement of the General Partner. The more significant changes in the GP Agreement included provisions: (i) ensuring the separateness of the books and records of the General Partner and the Partnership; (ii) for a right of first refusal with respect to the proposed sale of a GP Interest of the General Partner by any of its members; (iii) prohibiting the General Partner from transferring ownership of the Incentive Distribution Rights to any third party without the approval of members holding 66-2/3% of the GP Interests; (iv) restricting the dissemination of “material and non-public information” regarding the Partnership and the General Partner; (v) providing Messrs. Anbouba and Montgomery the right to appoint five of the seven members of the Board of Directors of the General Partner and the Cushing Fund the right to appoint the other two members to the Board of Directors; (vi) requiring the Board of Directors of the General Partner will maintain a Conflicts Committee, an Audit Committee and a Compensation Committee and that each committee will be composed of not less than a majority of independent directors; (vii) changing the tax allocation provisions to comply with current tax law and regulations; and (viii) to various other ministerial changes to clarify the intent of the GP Agreement and comply with new law adopted in Delaware since the last amendment of the GP Agreement. The Second Amended and Restated Agreement of Limited Partnership of Central Energy Partners LP (the “Partnership Agreement”) also included a number of changes. The principal changes made to the Partnership Agreement included provisions that provide: (i) for the separateness of the books and records of the Partnership and the General Partner; (ii) for the issuance of uncertificated securities so that partnership interests can be eligible for a direct registration program; (iii) the General Partner with the right to redeem a Unitholder’s Common Units in the event such Unitholder fails to provide information requested by the General Partner to determine the tax status of such Unitholder; (iv) the General Partner with the right to reset the minimum quarterly distribution and target distribution levels and issue Common Units to the holder of the Partnership’s Incentive Distribution Rights; (v) for changes in the tax allocation provisions to comply with current tax law and regulations; (vi) the General Partner with the option to evaluate a potential conflict of interest arising from a transaction between the General Partner and/or an affiliate, on the one hand, and the Partnership or its subsidiaries, on the other hand, without referring such conflict of interest to the General Partner’s Conflicts Committee; and (vii) the General Partner and its affiliates with the right to purchase all of a class of Partnership securities in the event the General Partner and its affiliates hold more than 80% of the amount of such securities then issued and outstanding. Please see “Item 1A. Risk Factors – Risks Inherent in an Investment in Us” for a more detailed description of some of the risks and impacts of these changes to Unitholders.

On May 26, 2011, pursuant to the terms of its limited partnership agreement, Central Energy LP distributed the Newly Issued Common Units of the Partnership to its limited partners. As a result, Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (the “Cushing Fund”), holds 7,413,013 Common Units of the Partnership (46.7%). Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.4%). Messrs. Anbouba and Montgomery were not distributed any Newly Issued Common Units from Central Energy, LP. In addition, in accordance with the terms of the limited partnership agreement of Central Energy, LP and other agreements between Messrs. Anbouba and Montgomery and certain of the limited partners of Central Energy LP, it distributed all of the GP Interests in Central Energy GP LLC, the General Partner of the Partnership , to its limited partners in September, 2011. As a result of the distribution of the GP Interests, Messrs. Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner, each beneficially own 30.17% of the GP Interests. The Cushing Fund holds 25% of the GP Interests and the remaining interests are held by others, none representing more than 5% individually. Given their respective ownership interests, Messrs. Anbouba and Montgomery and the Cushing Fund are each deemed a controlling member of the General Partner.

The following chart summarizes our organizational structure at March 15, 2011:

At a meeting held on June 29, 2011, Messrs. Anbouba and Montgomery appointed five directors to the Board of Directors of the General Partner, including three independent directors, and the Cushing Fund appointed two directors to the Board of Directors. In addition, the Board of Directors designated each of the three independent directors, Messrs. William M. Comegys, III, David M. Laney and Michael T. Wilhite, Jr., to each of the Board of Director’s Audit Committee and Compensation Committee on that date. Mr. Wilhite was designated to serve as the Chairman of the Audit Committee, and Mr. Laney was designated to serve as the Chairman of the Compensation Committee. As a result, the General Partner now has a Board of Directors constituted in compliance with the listing requirements of both the New York Stock Exchange and the NASDAQ Stock Market. The composition of the Audit Committee also meets the listing requirements of each of these National Securities Exchanges. At a meeting held on August 11, 2011, the Board of Directors designated five directors, including each of the three independent directors, to serve on its Conflicts Committee. The members of the Conflicts Committee include Messrs. Anbouba, Comegys, Laney, Montgomery and Wilhite. Mr. Comegys was designated to serve as the Chairman of the Committee. Please see “Item 10. Managers, Executive Officers and Corporate Governance” for additional information regarding the composition of the Board of Directors and its committees.

On June 14, 2011, the General Partner filed the previously delinquent federal partnership tax returns for the Partnership for the periods from January 1, 2008 through December 31, 2008 and January 1, 2009 through December 31, 2009. On June 23, 2011, the General Partner also distributed the previously delinquent Schedules K-1 for such taxable periods to its Partners. The Partnership also filed its federal partnership tax returns for the period from January 1, 2010 to December 31, 2010 on August 3, 2011, and delivered Schedules K-1 to its Unitholders for that tax period on August 4, 2011. The Partnership also filed all of the required state partnership tax returns for the years ended December 31, 2008, 2009 and 2010 during 2011. The Internal Revenue Code provides for penalties to be assessed against taxpayers in connection with the late filing of the federal partnership returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns under certain circumstances. The Internal Revenue Service has notified the Partnership that its calculation of penalties is approximately $2.5 million. The Partnership estimates that the maximum penalty exposure for all state penalties is $940,000. The State of California notified the Partnership in February 2012 that its calculation of penalties owing to California for the 2008 Tax Year and the 2009 Tax Year total approximately $137,000. The Partnership has accrued a total of $1,122,000 through December 31, 2011 as its estimate of the penalty exposure related to the failure to file timely the partnership tax returns and to deliver timely the Schedules K-1.

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. During September 2011, the Partnership received notice from the IRS that is was opening an administrative procedure to audit the 2008 and 2009 tax returns of the Partnership and Central Energy GP LLC. To date, the Partnership has yet to receive a response from the IRS regarding its waiver request. In the event the Partnership does not receive a favorable response, it intends to seek additional remedies including exhaustion of all taxpayer appeal rights. The Partnership would also be entitled to pursue other avenues of relief. Since filing the delinquent 2008 and 2009 state partnership tax returns, the Partnership has also (i) submitted a request for abatement of penalties based on reasonable cause and/or (ii) applied for participation into first offender programs which provide relief of the penalties to those states which impose significant penalties for late filing of state returns.

Effective as of August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 newly-issued Common Units of the Partnership. The Registration Rights Agreement provides the limited partners of Central Energy, LP who acquired newly-issued Common Units in the November 17, 2010 transaction (the “Purchasers”) with shelf registration rights and piggyback registration rights, with certain restrictions, for the Common Units held by them (the “Registrable Securities”). The Partnership is required to file a “shelf registration statement” covering the Registrable Securities as soon as practicable after April 15, 2012, and maintain the shelf registration statement as “effective” with respect to the Registrable Securities from the date such registration statement becomes effective until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Registration Rights Agreements” for additional terms of the Registration Rights Agreement.

On October 12, 2011, the General Partner notified Burton McCumber & Cortez, L.L.P., that it was being dismissed as the auditing firm of the Partnership and the General Partner. The determination to change auditing firms did not result from any disagreement or dissatisfaction with Burton McCumber & Cortez. On October 18, 2011, the General Partner retained the services of Montgomery Coscia & Greilich LLP, Certified Public Accountants, to (i) audit the consolidated financial statements of the Partnership and Regional as of December 31, 2011 and 2012 and (ii) review the Partnership’s unaudited quarterly financial information for the quarter ended September 30, 2011 and each of the quarters ended March 31, June 30 and September 30, 2012. The decision to dismiss Burton McCumber & Cortez and retain a new auditing firm was the result of a review initiated by the Audit Committee of the Board of Directors of the General Partner.

In late October, 2011, the Partnership entered into an agreement with Computershare Trust Company, N.A., the transfer agent and registrar for the Partnership’s Common Units, to record stock ownership and transfer Common Units utilizing the Direct Registration System (the “DRS”). DRS is an electronic system for recording and transferring ownership of securities. Computershare maintains an electronic registry of owners of Partnership Common Units. When a Unitholder transfers or sells Common Units, the transaction takes place electronically without the need to move certificates evidencing the Common Units. The Partnership elected to utilize this service in order to (i) eliminate the risk of loss, theft or destruction of paper certificates, (ii) eliminate the expense associated with replacing lost certificates, (iii) improve the speed of settlement of stock transfers, and (iv) save the Partnership the cost of printing and mailing certificates. Unitholders may convert their certificated Common Units to electronic format by sending certificates to Computershare together with a Transaction Request Form available at Computershare’s website at www-us.computershare.com/Investors/FormsCatal.

Effective January 18, 2012, Regional entered into a maintenance agreement with Penske Truck Leasing Co., L.P. (“Penske”) for the maintenance of its owned tractor and trailer fleet. This agreement provides for scheduled maintenance services, at a fixed monthly rate for tractors and for trailers and additional requested services at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the agreement is 36 months. See “Regional Operations – Transportation” below for a more detailed explanation of this agreement.

On February 17, 2012, Regional entered into a vehicle lease agreement with Penske for the outsourcing of 20 new truck tractors (the “New Tractors”) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the New Tractors to Penske. Under the terms of the agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge which is based on the actual miles driven by each New Tractor during each month. The maintenance charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the maintenance agreement described in the previous paragraph. Penske is also obligated to provide road-side service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional. The term of the Lease Agreement is for 7 years. The New Tractors are to be delivered by Penske on a schedule to be determined by the parties. See “Regional Operations – Transportation” below for a more detailed explanation of this agreement.

During the year ended December 31, 2011, the General Partner made cash advances to Central of $955,000 for the purpose of funding working capital pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to Central of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2012 is 1.2% per annum and such rate is adjusted monthly by the IRS under IRB 625. At March 15, 2012, the total amount of advances made by the General Partner to the Partnership was $1,035,000.

The Partnership does not have sufficient available cash to make the minimum quarterly distribution of $0.25 per Common Unit or any other amount to its Partners for the year ended December 31, 2011. Similarly, the Partnership does not foresee the ability to make distributions of $0.25 per Common Unit or any other amount to its Partners. Currently the General Partner has exhausted its initial cash reserves, and Regional’s operating cash flow is limited to cash available from Regional’s operations. The use of Regional’s available cash from operations is restricted as a result of the debt covenants associated with the RZB Loan Agreement, the debt facility put in place at the time of the Partnership’s acquisition of Regional (referred to as the “RZB Loan”), the tax obligations of Regional and required maintenance of its facilities. As a result, after Partnership expenses, there is no cash available for distribution to the Partners. Furthermore, the General Partner anticipates that any financing of its next acquisition will include some form of limitation on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on the Partnership’s current cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011 until a quarter established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

Current Operations

Management’s primary focus during the first half of 2011 was complying with obligations under federal and state law regarding a number of obligations that the Partnership and Regional had failed to meet due to its previous lack of working capital, including (1) the obligation, as a publicly-traded company, to file quarterly and annual reports for calendar years 2009 and 2010, (2) prepare and publish reviewed and/or audited financial statements for Regional during the calendar years 2009 and 2010, (3) file the Partnership’s 2008 and 2009 federal and state income tax reports, (4) deliver Schedules K-1 to its Partners as required by federal tax laws and (5) file Regional’s 2009 federal and state income tax reports. During the first half of 2011, the Partnership filed with the SEC a Comprehensive Form 10-K including all financial disclosures, by quarter and annually, for the years 2008, 2009 and 2010 and timely filed all reports required pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, the Partnership is current with all reporting requirements under the Exchange Act and is eligible to use Forms S-3 and S-8 to register its securities (if it otherwise qualifies to use such forms) and to utilize Rule 144 to resell unregistered securities. The Partnership also prepared and filed its delinquent tax returns for the tax years ended December 31, 2008 and 2009 with the IRS and the state taxing authorities, and delivered to its Partners delinquent Schedules K-1 for the tax years 2008 and 2009. Regional prepared and filed either reviewed or audited financial statements as required for the calendar years 2009 and 2010. The Partnership and Regional also filed their respective 2010 federal and state tax returns during 2011 within the required deadlines.

During the second half of 2011, after regaining compliance with its tax and financial reporting obligations, management’s focus turned to expanding the asset base of the Partnership. The General Partner identified several potential acquisition opportunities and made offers to purchase three different midstream assets. Each of these opportunities were subject to an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets.

At the present time, the Partnership’s sole operating subsidiary is Regional. Cash flow from the Partnership’s current and future operating subsidiaries are intended to fund the various costs incurred by the General Partner in operating the Partnership (including the compliance costs associated with being a publicly-registered entity), acquisition costs (including costs associated with identifying and valuing acquisition targets, performing due diligence reviews and documenting a potential transaction) and other governance activities associated with a publicly-traded entity. At the time of the Sale, the General Partner anticipated the need for cash reserves sufficient to allow the Partnership to regain compliance with its delinquent tax and financial reporting requirements and to fund general overhead for a reasonable period of time while it identified and completed the acquisition of additional assets that would provide sufficient liquidity to fund its future operations and the ongoing overhead costs described above. As described in the previous paragraph, the General Partner has not completed an acquisition of additional assets.

Currently the Partnership and the General Partner have each exhausted their available cash reserves, and Regional relies solely on its cash flow from operations to fund payments required on the RZB Note, its tax obligations and the required maintenance of its facilities. The use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is restricted as a result of the debt covenants associated with the RZB Loan Agreement, the debt facility put in place at the time of the Partnership’s acquisition of Regional (the “RZB Loan”), and the agreement to subordinate the payment of all intercompany receivables and loans to the RZB Note. Currently, there is no cash available for distribution to the Partners. At December 31, 2011, the Partnership had unpaid third-party obligations totaling $5,965,000 and contingent liabilities, including accrued and unpaid taxes by Regional and estimated penalties related to the late filing of the Schedules K-1 for the tax years 2008 and 2009, of $1,315,000. The Partnership also had intercompany obligations to the General Partner for cash advances of $1,035,000.

Due to the Partnership’s and the General Partner’s lack of liquidity, effective November 1, 2011, the Co-Executive Officers of the General Partner agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining the funds needed to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since June 2011. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2011 or Rover Technologies LLC since June 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization. Management intends to resume compensation to the executive officers and satisfy outstanding expense reimbursements to the executive officers and/or their affiliates upon completion of the recapitalization.

The Partnership is currently exploring several options to obtain additional working capital, including a refinancing of the RZB Loan in an amount which would provide additional working capital sufficient to cover the ongoing overhead expenses of the Partnership and the General Partner (including unpaid salaries, expense reimbursements and professional fees) for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. Regional is also preparing to sell the excess owned tractors which will become idle upon delivery of the newly leased tractors stemming from Regional’s leasing a new tractor fleet from Penske Truck Leasing LLC. RZB has consented to Regional using the proceeds from the sale of these tractors to fund allocable overhead from the Partnership, make improvements in its barge, rail and/or tank facilities and/or payment of estimates taxes resulting from gains which are expected from the sale of owned fleet described above. Management also continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. Until such time as additional cash reserves are obtained by the Partnership, its ability to pursue additional acquisition transactions will be adversely impacted. There can be no assurance that the Partnership will be able to refinance the RZB Loan, complete an accretive acquisition or otherwise find additional sources of working capital. Should the Partnership fail to obtain the needed working capital in the near future, it will be forced to take alternative action, such as the sale of assets or liquidation.

Management believes that the future completion of any acquisition will require the use of then available Partnership resources, third-party debt and/or proceeds from the issuance of new securities by the Partnership, or a combination thereof. Management does not expect that it will complete an acquisition before the second half of 2012. There is no assurance that management will be successful in completing an acquisition. If an acquisition is completed, management expects that the terms of any related financing will contain some form of restriction on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on the Partnership’s current cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011 until a quarter established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

In addition to eliminating the obligation to make payments of any unpaid minimum quarterly distributions until a date established by its Board of Directors, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and the additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with its next acquisition since the financing of an acquisition may involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit. Please see the section “Future Operations” below for a further explanation of the Partnership’s plans with respect to growth through acquisitions.

Future Operations

Management continues to focus on obtaining sufficient working capital to conduct Central’s operations and expand its asset base. Management’s long-term business objective is to maintain stable cash flows and to reinstate the Partnership’s quarterly cash distribution over time. Management’s strategy is to identify for acquisition midstream assets, which includes gas gathering and transmission systems, compression, treating and processing facilities, fractionation facilities, and transportation capabilities. It intends to accomplish these objectives by executing the following strategies.

•	Focus on the Midstream Business. We intend to remain focused on opportunities to provide fee-based logistics services without engaging in the trading of refined products and the risk associated with fluctuating commodity prices. In addition, we will seek to enhance the profitability of our existing assets by improving operating efficiencies and increasing utilization of existing assets.

•	Pursue Organic Growth Opportunities. We intend to evaluate investment opportunities to expand our existing asset base arising from increased demand by existing and new clients. In 2011, Regional’s revenues grew by 8.1% as a result of this strategy. Please see the caption “Current Assets and Operations – Regional Enterprises – Future Expansion” below for additional information concerning future organic opportunities.

•	Growth Through Strategic Acquisitions. The pursuit of accretive acquisitions of midstream assets will expand our geographic presence and diversify our business offering. Our acquisition activity is focused on gas transportation and services assets, such as gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities, and related assets. In some instances, related assets may include producing oil and gas properties where such assets are an integral part of a larger transaction involving midstream assets. It is not the intention of the Partnership to hold such producing properties, but rather to resell them in an expeditious manner. Management believes that the near-term market for acquisition and organic growth opportunities will be favorable based on several key drivers, including:

•	Energy companies rationalizing their asset portfolios to strengthen their balance sheets;

•	Increasing energy demand causing the need for infrastructure improvements and expansion to move more of our nation’s energy resources to large metropolitan areas in coastal locations;

•	The need for new or refurbished dehydration, gathering, treating and processing equipment and facilities for purification of newly gathered gas reserves; and

•	The discovery of significant oil and gas reserves using new technologies, both nationally and internationally, leading to the need for new transportation assets in order to capture and redirect these new supplies.

Acquisitions will be made through subsidiaries of the Partnership created to acquire identified entities or assets. We will use available Partnership resources, third-party debt and/or proceeds from the issuance by the Partnership of new securities, or any combination thereof, to fund such acquisitions.

During the second half of 2011, the General Partner identified several potential acquisition activities and made offers to purchase three different midstream assets. Each of these opportunities were subject to an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets. Management prefers to evaluate opportunities without a competitive bidding process; however, such opportunities are more difficult to identify. Management is continuing to evaluate acquisition opportunities, but there is no assurance that they will be successful in consummating any of these opportunities.

Midstream Industry Overview

The following diagram illustrates the gathering, processing, marketing and transportation of natural gas, natural gas liquids (“NGLs”) and condensates.

The midstream industry is the link between the exploration for and production of oil and natural gas and the delivery of its components, including NGLs and condensates, to end-user markets. The midstream industry is generally characterized by regional competition based on the proximity of gathering systems and processing plants to producing wells.

Gathering. The gathering process follows the drilling of wells into hydrocarbon bearing rock, sand or other formations. Once a well has been completed, the well is connected to a gathering system. Gathering systems typically consist of a network of small diameter pipelines and, if necessary, compression systems which collect natural gas and NGLs from points near producing wells and transport it to larger pipelines for further transmission.

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

Treating. Natural gas has a varied composition depending on the field, the formation and the reservoir from which it is produced. Natural gas from certain formations is higher in carbon dioxide, hydrogen sulfide or certain other contaminants. Treating plants remove carbon dioxide, hydrogen sulfide or other contaminants from natural gas to ensure that it meets pipeline quality specifications.

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

Fractionation. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: oil, ethane, propane, normal butane, isobutane and natural gasoline. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used both as a petrochemical feedstock and as a heating fuel, an engine fuel and an industrial fuel. Normal butane is used as a petrochemical, and as a blend stock for motor gasoline. Isobutane is typically fractionated from mixed butane (a stream of normal butane and isobutane in solution), principally for use in enhancing the octane content of motor gasoline. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.

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

Regional Operations

On July 27 2007, the Partnership acquired the business of Regional Enterprises, Inc., a Virginia corporation. Regional has provided liquid bulk storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products, to its customers for over 35 years. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships, barges, rail and truck for storage in nine storage tanks with approximately 10 million gallons of total capacity. Regional also trans-loads product for distribution from two rail-spurs located at its Hopewell, Virginia and Johnson City, Tennessee facilities. Certain customers for whom Regional provides storage services also use its transportation services, which serve the mid-Atlantic region of the United States. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

For the years ended December 31, 2010 and 2011, Regional’s revenues were divided as set forth below. All dollar amounts are in thousands.

Quarters For Year ended 2011									Year ended
	March 31		June 30		September 30		December 31		December 31, 2011
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$1,087	61%	$1,039	61%	$1,012	56%	$948	61%	$4,086	60%
Storage	490	28%	497	29%	456	25%	354	23%	1,797	26%
Terminal	193	11%	173	10%	342	19%	245	16%	953	14%
Other	3	0%	4	0%	—	0%	—	0%	7	0%
Total	$1,773	100%	$1,713	100%	$1,810	100%	$1,547	100%	$6,843	100%

Quarters For Year ended 2010									Year ended
	March 31		June 30		September 30		December 31		December 31, 2010
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$880	62%	$989	60%	$1,018	63%	$1,022	62%	$3,908	62%
Storage	386	28%	531	32%	462	29%	411	25%	1,791	28%
Terminal	143	10%	140	8%	132	8%	208	13%	623	10%
Other	24		1		1				26
Total	$1,433	100%	$1,661	100%	$1,613	100%	$1,641	100%	$6,348	100%

Transportation. Regional transports a broad range of hazardous and non-hazardous liquid products. Hazardous liquids transported by the Company include aluminum sulfate solution, hydrochloric acid, sulfuric acid, sodium hydroxide, aqua ammonia and sodium bisulfate. Non-hazardous materials include crude tall oil, No. 2 oil, No. 6 oil and vacuum gas oil. Regional’s transportation services are, for the most part, short-haul in nature, with an estimated 85% of Regional’s deliveries being made within 150 miles of its Hopewell, Virginia terminal. Virtually all of Regional’s transportation services are provided within the states of Virginia, North Carolina, South Carolina, Georgia, Tennessee, Maryland, Pennsylvania and Delaware.

At December 31, 2011, Regional had a fleet of 32 tractors and 48 tanker units dedicated to its transportation services. The majority of the tanker units are constructed of stainless steel, with 11 being rubber or chlorobutyl lined, which enables them to carry the toughest corrosives. The tanker fleet also includes four aluminum-constructed petroleum tankers with vapor recovery systems. Management believes that this extensive inventory of tankers enables Regional to service the majority of its customers’ needs. The tractor fleet consisted of 17 late model Western Star units, 14 Mack units and one Volvo unit. An on-site fleet maintenance staff provided all routine and some emergency maintenance of the transportation fleet. Major maintenance and repairs and tanker inspections have been outsourced.

Effective January 18, 2012, Regional entered into a Vehicle Maintenance Agreement (the “Maintenance Agreement”) with Penske Truck Leasing Co., L. P. (“Penske”) for the maintenance of its owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, tire replacement, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the agreement is 36 months. Regional is obligated to maintain liability insurance coverage on all vehicles naming Penske as a co-insured and indemnify Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement.

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (the “New Tractors”) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the New Tractors to Penske (the “Lease Agreement”). Under the terms of the Lease Agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide road-side service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional.

The term of the Lease Agreement is for 7 years. The New Tractors are to be delivered by Penske on a schedule to be determined by the parties. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

The Lease Agreement can be terminated by Penske upon an “event of default” by Regional. An event of default includes (i) failure by Regional to pay timely any lease charges when due or maintain insurance coverage as required by the Lease Agreement, (ii) any representation or warranty of Regional is incorrect in any material respect, (iii) Regional fails to remedy any non-performance under the agreement within five (5) days of written notice from Penske, (iv) Regional or any guarantor of its obligations becomes insolvent, makes a bulk transfer or other transfer of all or substantially all of its assets or makes an assignment for the benefit of creditors or (v) Regional files for bankruptcy protection or any other proceeding providing for the relief of debtors. Penske may institute legal action to enforce the Lease Agreement or, with or without terminating the Lease Agreement, take immediate possession of the New Trucks wherever located or, upon five (5) days written notice to Regional, either require Regional to purchase any or all of the New Tractors or make the “alternative payment” described below. In addition, Regional is obligated to pay all lease charges for all such New Tractors accrued and owing through the date of the notice from Penske as described above. Penske’s ability to require Regional to purchase the New Truck fleet or make the “alternative payment” would place a substantial financial burden on Regional.

The Lease Agreement can also be terminated by either party upon 120 days written notice to the other party as to any New Truck subject to the agreement on any annual anniversary of such tractor’s in-service date. Upon termination of the Lease Agreement by either party, Regional shall, at Penske’s option, either acquire the New Tractor that is the subject of the notice at the non-depreciated value of such tractor, or pay Penske the “alternative payment.” The “alternative payment” is defined in the Lease Agreement as the difference, if any, between the fair market value of the New Tractor and such tractor’s “depreciated Schedule A value” ($738 per month commencing on the in-service date of such tractor). If the Lease Agreement is terminated by Penske and Regional is not then in default under any term of the Lease Agreement, Regional is not obligated to either acquire the New Tractor that is the subject of the termination or pay Penske the “alternative payment” as described above.

Regional is in the process of preparing to sell its remaining owned tractor fleet, which will become idle upon delivery of the New Tractors from Penske, except for several owned tractor units to be retained and used for terminal site logistics. Regional expects to use the proceeds from the sale of the owned tractors to make upgrades to its storage, barge and rail facilities, to cover estimated taxes resulting from gains on the sale of the tractors and for working capital. In connection with the execution of the Lease Agreement, RZB, whom currently has a priority lien on Regional’s owned tractors, consented to Regional’s execution of the Lease Agreement and also approved of the intended sale of the owned fleet and the use of proceeds to be received from the sale of the owned fleet as described above.

As a result of entering into the Lease Agreement and the Vehicle Maintenance Agreement, Regional no longer provides maintenance for either the New Tractors or its owned tractor and tanker fleet. Regional expects that the annual costs related to the future operation of the transportation fleet, including savings from fuel efficiencies and reduced maintenance costs, will be reduced from historical amounts.

Storage. Regional’s Hopewell facility has a total of 15 tanks, six of which have capacities in excess of one million gallons. Of these 15 tanks, nine tanks were utilized by customers at December 31, 2011, two tanks were vacant and available for customer use, two tanks are being used by the company to store truck and boiler fuel, and two tanks need to be refurbished or replaced. The 9 tanks being utilized by customers at December 31, 2011 have a combined storage capacity of approximately 10 million gallons, the two tanks available for rental have a capacity of 39,811 gallons each, and the two tanks being utilized by the company have a capacity of 10,702 gallons each. All of the tanks are constructed of carbon steel, both insulated and bare, and some with internal walls lined and unlined. Several tanks and all of the associated piping are equipped with heat via either heat transfer (hot oil) or steam. At December 31, 2011, Regional stored the following products: two grades of asphalt, asphalt additive, sodium hydroxide, No. 2 oil and vacuum gas oil. The company also stored sodium hydroxide, sodium bisulfate, sulfuric acid and crude tall oil in tank cars at its rail siding.

In January, 2012, Noble Oil Services, Inc., one of Regional’s largest customers, notified the company that it was not going to renew its two storage agreements. As a result, two of the company’s larger storage tanks, with capacities of 1.3 million and 1.7 million gallons, were vacated – one in January 2012 and the other in February 2012. At the time Noble Oil vacated the tanks, Noble was storing vacuum gas oil in these two tanks. On March 1, 2012, Regional entered into a 36-month agreement, with automatic one-year renewals, to store No. 6 oil in the 1.3 million gallon storage tank. As part of the lease, Regional was required to make some immediate modifications to the tank and barge line and will need to insulate the tank in the upcoming months. Regional is currently in discussions with several potential customers about leasing the 1.7 million gallon tank. Potential customers would require refurbishment of the tank and upgrades to the barge connections between the tank to the port facility. There can be no assurance that any of these discussions will result in the leasing of the tank.

Port Facility. Regional’s port is located 75 miles upriver from the Port of Hampton Roads. The draft of the location is 24 feet at mean low water, and the turning basin is greater than 600 feet. The company’s loading dock is parallel to the main shipping channel of the James River with berthing dolphin clusters approximately 210 feet apart. Mooring dolphins are also available for vessels up to 600 feet in length. The facility can handle one ship at a time. The loading dock is served by two six-inch and one 10-inch steel pipeline connecting the dock to various tanks in the facility.

Trans-loading. Regional provides trans-loading services utilizing its two rail sidings, off-loading facilities and 9 truck racks located in Hopewell, Virginia and Johnson City, Tennessee, to transfer products from ships, barges, railcars and storage tanks to tanker trucks. Regional owns siding tracks and has 31 railcar slots at its Hopewell facility, with Norfolk Southern conducting switching operations. The siding tracks and railcar slots are accessed through an open-access switch owned by the City of Hopewell and served by Norfolk Southern and CSX. Of the 31 railcar slots, 15 are usable. At December 31, 2011 and March 15, 2012, Regional had no railcar slots available for lease and 3 railcar slots available for lease, respectively.

Regional also maintains a trans-loading facility in Johnson City, Tennessee, where it leases siding tracks and six railcar slots. Switching operations for the Johnson City facility are provided by East Tennessee Railway, which services tracks over which both the CSX and Norfolk Southern railroads operate. Regional stores sulfuric acid in tank cars positioned at the six railcar slots in Johnson City. These bulk liquids are transferred from the railcar siding to trucks by the use of one truck rack.

Open rail access to the Norfolk Southern and CSX rail lines offers competitive rail economics and flexibility for Regional’s customers. Customers who utilize Regional’s rail trans-loading services typically do so because either their own rail service is at full capacity or Regional’s strategic location provides them with an important distribution point not available in their own distribution system. Trans-loading products, either from storage tanks or tankers, in railcar quantities, provide a logistical pricing advantage over long-haul transportation in tanker trucks. Steam heat or compressed air is available at each railcar spot.

Future Expansion. Regional is exploring future expansion options at its Hopewell location and the opening of future satellite operations similar to its Johnson City facility in cooperation with potential customers seeking new or alternative trans-loading facilities near their end-customers. There is approximately 2.25 acres of undeveloped acreage at Regional’s Hopewell facility, which could be used to accommodate construction of up to an additional 4.2 million gallons of storage capacity. The company is in continuous dialogue with its existing and potential customers about expansion opportunities and the financial viability of a number of proposals.

Property. Regional owns 8.5 acres of land on which its Hopewell, Virginia facility is located. The property is pledged as collateral under the RZB Loan. Improvements on the land include the port facilities, storage tanks and rail trans-loading facilities. The company also has a 5,000 square foot facility which houses the offices from which it provides most of its management, administrative and marketing operations and formerly housed its maintenance operation. The Company leases two facilities to park its tractors and tankers and also has a concrete pad at its Hopewell facility to park pre-loaded tanker units on the property.

Regional also leases six railcar spots, office facilities and parking at the location in Johnson City, Tennessee where it operates a trans-loading facility. The property and track lease agreement is for an initial term of one year and automatically renews in one year increments unless terminated by either party by giving written notice 60 days in advance to the other party.

Customers. Regional’s customers lease storage space for hazardous chemicals and petroleum products and/or utilize the company’s transportation and trans-loading services. The company has long-term contracts with a number of customers. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Agreements” for details regarding the long-term contracts of Regional. The company’s transportation and trans-loading services are completed within one week of the customer order and are billed upon completion.

For the fiscal year ended December 31, 2011, Suffolk Sales, Noble Oil Services and General Chemical Corporation accounted for approximately 24%, 17% and 13% of Regional’s revenues, respectively, and approximately 36%, 6% and 19% of Regional’s accounts receivable, respectively, with no other individual customer accounting for more than 10% of Regional’s revenues and accounts receivable. Regional did not lose any tank rental customers during the calendar years ended 2010 and 2011, and has increased rental rates during each of those periods. However, Noble Oil did vacate two storage tanks in January and February 2012 as disclosed under “Storage” above. Regional has re-leased one of the storage tanks vacated by Noble Oil, has gained several new customers for its hauling and trans-loading businesses and has outsourced its truck fleet since December 31, 2011. As a result, Regional does not expect any material loss of operating cash flow compared to 2011 levels once the above business and fleet efficiencies take effect.

Competition. The storage and transportation industry is highly competitive. Regional faces competition from other storage terminals and transportation companies that may be able to supply its customers with refined products and chemicals on a more competitive basis, due to terminal location, price, versatility and services provided. Also, to the extent the Partnership executes its growth strategy, Regional may face competition for refined product supply sources. Regional’s current competition is primarily independent terminal and distribution companies. In the future, as the Partnership executes its growth strategy, competition could include integrated petroleum companies, refining and marketing companies and large distribution companies with marketing and trading arms. Competition in the mid-Atlantic region is affected primarily by the volumes of refined products and chemicals located in the region and by the availability of refined products and chemicals and the cost of transportation to end customers located in the region.

Regional has identified only one competitor in the mid-Atlantic region that offers all of the services provided by the company – A&R Logistics in Chesapeake, Virginia. Other companies offer some component of the services provided by Regional. For example, Allied Terminals in Norfolk, Virginia is a competitor for tank storage services, Atlantic Bulk Carriers, Quality Carriers and Hillcrest Transportation provide tank truck hauling services in the region, and RSI Leasing Inc. (in Petersburg, Virginia) and CSX (in Richmond, Virginia) are competitors for rail trans-loading services. Several of these companies are larger than Regional and have financial and technical resources and staffs substantially larger than the company. Regional is able to compete with these companies and other competitors on quality of service and the fact that it can provide all needed services for the handling of hazardous liquids, including bulk storage, delivery of such liquids to or from storage by sea, rail and truck and railcar trans-loading.

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

Insurance. Terminals, storage tanks and similar facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. In addition, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. Regional maintains insurance policies to cover losses incurred as a result of its transportation and trans-loading activities, pollution liability and business interruption, as well as workers compensation, property, boiler and equipment, and personal injury coverage. However, such insurance does not cover every potential risk associated with its operations, and we cannot ensure that such insurance will be adequate to protect Regional’s assets, customers and employees from all material expenses related to potential future claims for personal and property damaged, or that these levels of insurance will be available in the future at commercially reasonable prices. All of the companies which provide coverage to Regional are rated “A-” or better by A. M. Best Company; however, there can be no assurance that insurance companies providing coverage to Regional will not become insolvent. The Company has been able to obtain what it believes to be adequate insurance coverage for 2012 and is not aware of any matters which would significantly impair its ability to obtain adequate insurance coverage at market rates for its operations in the foreseeable future.

Safety and Security. Regional performs preventive and normal maintenance on all of its storage tanks, pipelines and terminals, and makes repairs and replacements when necessary or appropriate. It also conducts routine and required inspections of those assets as required by regulations. The Hopewell facility has response plans, spill prevention and control plans, all as required by applicable regulation, and other programs to respond to emergencies. The company continually strives to maintain compliance with applicable air, solid waste and wastewater regulations. Please see “Environmental Matters and Government Regulation” below for additional information regarding the regulatory scheme with which the company must comply.

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

Regional employs a full-time, hands-on, safety manager who is in the field insuring that our programs and training are being upheld to the highest standards. The company’s “out-of-service” rates, which are a part of the CSA scoring system, for vehicle inspections, driver inspections and hazardous materials are7%, 0% and 0%, respectively, compared to national averages of 20.7%, 5.5% and 4.5%, respectively. During the years ended December 31, 2010 and 2011, Regional had only two reportable OSHA incidents resulting in 55 days of lost work time. To date, the company has had no reportable incidents in 2012. Regional has been awarded the Virginia Trucking Association Grand Fleet Safety Award for 2009, NTTC Competitive Safety Contest Grand Award 2009, NTTC Personnel Safety Award 2009, NTTC Safety Improvement Award 4 Year Award 2009 and Norfalco Motor Carrier Performance Award for 2009 and 2010.

Employees. As of December 31, 2011, Regional had a total of 42 full- and part-time employees, consisting of 20 drivers, 7 terminal operators, three mechanics and 12 office staff. During 2011, our driver utilization rate was 85%. Regional’s driver turn-over rate is 36% at the present time as compared to an industry average of 50%. None of the Company’s employees are members of any labor union, and there has been no effort to organize Company employees in either 2010 or 2011. In January, 2012, Regional eliminated its in-house fleet maintenance and service operation in conjunction with its outsourcing of its owned-fleet maintenance to Penske. One of the employees eliminated stayed on as a driver for Regional.

Tax Structure. Regional’s assets and operations are conducted within a C-Corp for federal income tax purposes. The Partnership believes that a portion of Regional’s income could be considered as “qualified income” as defined under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). Regional believes that income derived from the storage of Asphalt, No. 2 Oil and/or No. 6 Oil could constitute “qualifying income.” The Partnership may explore options regarding the reorganization of some or all of its Regional assets into a more efficient tax structure to take advantage of the tax savings that could result from the “qualified income” being generated at the Partnership level rather than at the Regional level. The Partnership expects that there would be a tax expense associated with the transfer of income from Regional to the Partnership. Please see Note J to the Partnership’s Audited Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of the impact of the Partnership not having “qualified income.”

Government Regulation

Regional’s operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Its operations are subject to the same environmental laws and regulations as other companies in the refined products and petrochemical transportation industry. As a licensed contract or common carrier, Regional is subject to various laws and regulations, including those of the DOT and the Federal Motor Carrier Safety Administration as described above. Regional has also been subject to cargo security and transportation regulations issued by the Transportation Security Administration (“TSA”) since 2001 and regulations issued by the U.S. Department of Homeland Security (“DHS”) since 2002. In addition, the company’s operations are subject to oversight and regulation by a number of federal agencies, including the United State Coast Guard, the Environmental Protection Agency (“EPA”), the United States Department of Labor, Federal Railroad Administration and the United States Army Corp of Engineers. The laws and regulations enforced by these agencies may:

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

This regulatory burden increases Regional’s cost of doing business and consequently affects profitability. In addition, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and clean-up requirements for the petrochemical transportation industry could have a significant impact on our operating costs. Management believes that Regional substantially complies with all current applicable environmental laws and regulations and that its continued compliance with existing requirements will not have a material adverse impact on its financial condition and results of operations. However, we cannot predict how future environmental laws and regulations may impact Regional’s properties or operations.

To comply with regulatory requirements imposed by federal, state and local government authorities, Regional maintains a number of permits, licenses and registrations with applicable federal, state and local administrative agencies, including the U.S. Interstate Commerce Commission, the U.S. Department of Transportation, the U.S. Department of Environmental Quality, the Virginia Department of Transportation, the Virginia Occupational Safety and Health Department and the Kentucky Highway Department. Regional also maintains a discharge contingency plan, approved spill prevention control and countermeasures plan, and approved storm water discharge plan with the U.S. Department of Environmental Quality. In addition, Regional has developed and maintains integrated contingency plans for port safety with the United States Coast Guard and for hazardous spills with the Environmental Protection Agency. The company also holds permits with the Hopewell Regional Wastewater Treatment Facility for treatment and disposal of its wastewater generated through rainwater runoff and tanker washing operations.

Environmental compliance is conducted by Regional personnel and outsourced to organizations that have specific certifications and equipment as appropriate. Regional has not been notified of any deficiencies in its environmental practices which have not been remedied to the satisfaction of the responsible regulatory agency. The company had no environmental spills during 2010 or 2011. For the years ended December 31, 2010 and 2011, Regional did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. Management is not aware of any environmental issues or claims that will require material capital expenditures during 2012 or that will otherwise have a material impact on our financial position or results of operations.

The applicable federal and state laws are discussed below.

Resource Conservation and Recovery Act. The Resource Conservation and Recovery Act of 1976, as amended by the Hazardous and Solid Waste Amendments of 1984 (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. Under the auspices of the EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We believe that Regional is currently in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that it holds all necessary and up-to-date permits, registrations and other authorizations to the extent that its operations require them under such laws and regulations. Although we do not believe the current costs of managing Regional’s wastes as they are presently classified to be significant, any legislative or regulatory reclassification of oil and gas development and production wastes could increase our costs to manage and dispose of such wastes.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Authorization Act of 1986 (“CERCLA”), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

Water Pollution Control Act. The Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977, and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including oil, oil products and other hazardous chemicals, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the relevant state. The Clean Water Act also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. We believe that we are in substantial compliance with the requirements of the Clean Water Act.

Clean Air Act. The Clean Air Act of 1966, as amended by the Clean Air Act Amendments of 1990, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Any new facilities we construct in the future may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new emission limitations. These regulations may increase the costs of compliance for some facilities, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance. We believe that we are in substantial compliance with the requirements of the Clean Air Act.

Oil Pollution Act. The Oil Pollution Act of 1990 (“OPA”) requires owners and operators of facilities that could be the source of an oil spill into waters of the U.S. (a term defined to include rivers, creeks, wetlands and coastal waters) to adopt and implement plans and procedures to prevent any such oil spill. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay the costs of cleaning up an oil spill and to compensate any parties damaged by an oil spill. Such financial assurances may be increased to as much as $150 million if a formal assessment indicates such an increase is warranted. Based on annual inspections at the Hopewell Facilities and management’s reviews, the company believes that we are in substantial compliance with all requirements.

Occupational Safety and Health Act. Regional is subject to the requirements of the Occupational Safety and Health Act (“OSHA”), and comparable state statutes that regulate the protection of the health and safety of its employees. OSHA establishes a number of requirements for companies with operations such as Regional, including: providing workplace inspections to ensure that employers are complying with the standards established by OSHA; the provision of personal protective equipment designed to protect against hazards in the workplace (at no cost to the employee); conducting a hazardous materials evaluation of all substances handled by the company (including proper labeling and warnings regarding handling); maintenance of records regarding job-related injuries and illnesses and providing employees access to those records maintained by the company; and reporting of any job-related injury to three or more workers or a fatality within eight hours of the incident. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local governmental authorities, and citizens. Management believes that Regional’s operations are in compliance with OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

Maritime Transportation Security Act. The Maritime Transportation Security Act of 2002 (“MTSA”) was enacted to protect U.S. ports and waterways from a terrorist attack. It mandates that all vessels operating in U.S. waterways meet specific security requirements and comply with the International Ship and Port Security code. According to the MTSA, all tankers and other vessels considered at high risk of a security incident (e.g., barges, large passenger ships, and cargo and towing vessels) operating in U.S. waters must have certified security plans that address how they would respond to emergency incidents, identify the person authorized to implement security actions, and describe provisions for establishing and maintaining physical security, cargo security, and personnel security. These plans must be updated at least every five years. The MTSA also specifies that all U.S. port facilities deemed at risk for a “transportation security incident,” such as refined petroleum and petrochemical processing and storage facilities, must prepare and implement security plans for deterring such incidents to the “maximum extent practicable.” Approved plans were to be in place by July 1, 2004. The MTSA also requires better coordination on waterfront security between local port security committees and federal agencies. Regional has adopted a security plan meeting the requirements of the MTSA, which plan has been reviewed and approved by the U.S. Coast Guard.

Motor Carrier Safety Act of 1999. The Motor Carrier Safety Act of 1999 (“MCSA”) was enacted to enhance the safety of motor carrier operations and the nations highway system by amending existing safety laws to strengthen commercial driver licensing and compliance standards. The act created the Federal Motor Carrier Safety Administration (“FMCSA”) as a part of the Department of Transportation and preempted a number of state laws to create uniformity in the application of driver licensing and safety standards. The MCSA establishes qualifying requirements for drivers of commercial motor vehicles; requires employers of drivers of commercial vehicles to maintain a qualification file for each employed driver; establishes rules and regulations which operators of commercial motor vehicles must meet, including offenses which disqualify a driver from operating a commercial motor vehicle, hours of service rules for drivers, and alcohol and drug testing requirements; and inspection, repair and maintenance requirements for motor carrier operators. These rules are enforced by the FMCSA and include the CSA Safety Measurement System discussed under “Regional Enterprises – Safety and Security” above.

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

Other Federal Laws. Regional is registered as a “small business” with the federal government and has completed its On-line Representations and Certifications Application registration. As a result, the Company is a qualified vendor for storing, transporting and supplying bulk chemical and petroleum products on behalf of U.S. government agencies. Regional may seek contracts with the Department of Defense and the Defense Energy Support Center based on the proximity of its Hopewell facilities to multiple U.S. military bases in the future.

State Laws. Regional is subject to a number of state regulatory schemes, including those created by the Virginia Waste Management Act, the Virginia Water Quality Improvement Act of 1997, the Motor Vehicle Code of Virginia and the regulations adopted by the Virginia Air Pollution Control Board. These laws and regulations provide an added layer of compliance for the management of pollution of state waterways and water quality, air quality and the operation of commercial motor vehicles on the roadways of the Commonwealth of Virginia. Other states in which Regional conducts its business of storing and trans-loading hazardous chemicals and petroleum products for its customers or is transporting such bulk liquids have similar laws that apply to the company. Regional believes that it is generally in compliance with all such laws.

In addition to these federal and state statutes and regulations, future Partnership activities may subject it to both federal and state laws regulating the gathering, treating, processing and transportation of oil, gas and NGLs in interstate commerce and oversight by the Federal Energy Regulatory Commission and the Department of Transportation’s Pipeline and Hazardous Material Safety Administration.

Terminal Operator Status of Regional Facility

In May 2011, Regional was contacted by the IRS regarding whether its Hopewell, Virginia facility would qualify as a “terminal operator” which handles “taxable fuels” and accordingly is required to register through a submission of Form 637 to the IRS. Code Section 4101 provides that a “fuel terminal operator” is a person that (a) operates a terminal or refinery within a foreign trade zone or within a customs bonded storage facility or, (b) holds an inventory position with respect to a taxable fuel in such a terminal. In June 2011, an agent of the IRS toured the Hopewell, Virginia facility and notified the plant manager verbally that he thought the facility did qualify as a “terminal operator.” As a result, even though Regional disagrees with the IRS agent’s analysis, it elected to submit, under protest, to the IRS a Form 637 registration application in July 2011 to provide information about the Hopewell facility. Regional believes that its Form 637 should be rejected by the IRS because (1) the regulations do not apply to Regional’s facility, (2) the items stored do not meet the definition of a “taxable fuel” and (3) there were no taxable fuels being stored or expected to be stored in the foreseeable future that would trigger the registration requirement. To date, Regional has not received a response with respect to its Form 637 submission or arguments that it is not subject to the Requirements. Should the IRS find Regional to be a fuel terminal operator as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material. Also in such case, the management of Regional does not expect that there will be any retroactive penalties assessed as a result of previously not applying and filing as a terminal operator, though management expects that Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

Properties

The Partnership does not own any property other than Regional’s Hopewell facility. It reimburses the General Partner for a portion of the office space of AirNow Compression Systems LTD, an affiliate of Mr. Anbouba, a Co-Chief Executive Officer of the General Partner, which is used by Messrs. Anbouba and Montgomery in connection with their service to the Partnership. In addition, the Partnership reimburses Rover Technologies LLC, an affiliate of Mr. Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, for that portion of its El Segundo office utilized by personnel of the Partnership, including Mr. Bothwell.

Partnership Employees

The Partnership has no employees. At December 31, 2011, Regional employed personnel in connection with the operation of its businesses as described under the caption “Current Assets and Operations – Regional Enterprises – Employees” above. The business of the Partnership is managed by Central Energy GP LLC, the General Partner of the Partnership. The General Partner employs all persons, other than the employees of the Partnership’s operating subsidiaries, including executive officers, necessary for the operation of the Partnership’s business. The General Partner currently has four employees.

Item 1A. Risk Factors

Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which the Partnership is subject are similar to those that would be faced by a corporation engaged in a similar business. The following are some of the important factors that could affect our business, financial condition and results of operations. Our actual results could differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also adversely impair or offset our business results of operation, financial condition and prospects.

Risks Related to Our Internal Controls

We have identified various material weaknesses in our internal control over financial reporting. These material weaknesses have not been fully remediated as of the filing date of this report, and we cannot assure you that other material weaknesses will not be identified in the future.

As a result of the circumstances giving rise to weaknesses in our accounting practices and personnel as discussed in “Item 9A. Controls and Procedures” below, the Audit Committee of our General Partner, and the Chief Executive Officers and Chief Financial Officer of the General Partner have concluded that, as of December 31, 2011, we had material weaknesses in our internal controls over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In addition, we believe that we continue to have material weaknesses in our internal control over financial reporting subsequent to December 31, 2011. Please see “Item 9A. Controls and Procedures” for a detailed discussion of the material weaknesses as of December 31, 2011, and material weaknesses as of subsequent periods. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future or that such weaknesses will be remediated in the near term. If any material weaknesses result in material misstatements in our financial statements, we may be required to restate those financial statements and, could cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We cannot assure you that our Common Units will be re-listed, or that once re-listed, they will remain listed.

As a result of our filing of the periodic report for the quarter ended March 31, 2009 with the SEC without the financial statements included in the report being reviewed by an independent accounting firm, our failure to file our periodic reports for the quarters ended June 30, 2009 and September 30, 2009 with the SEC, and our inability to meet several of the listing requirements of NASDAQ (including the market value of our Common Units, Partners’ equity and minimum bid price for our Common Units), the Partnership was unable to comply with the listing standards of NASDAQ and its Common Units were suspended from trading and formally de-listed effective March 1, 2010. As a result, our Common Units are currently listed for trading on the over-the-counter market with Pink OTC Markets, Inc. At the present time, we do not meet the requirements necessary for listing the Common Units with a National Securities Exchange. We intend to re-list the Common Units with a National Securities Exchange that offers the Partnership an exemption from registration of the Common Units under state securities laws as soon as we meet the necessary qualification requirements. We do not anticipate meeting these requirements in the near future, and there can be no assurance that we will ever meet the necessary qualification requirements.

Our over-the-counter market listing with Pink OTC Markets, Inc. or any National Securities Exchange in the future, is dependent on our ability to comply timely with our SEC reporting obligations in the future, as well as meeting the listing requirements of those organizations. If we cannot maintain compliance with these requirements, then the price of our Common Units will likely be adversely affected and there may be a decrease in the liquidity of our Common Units.

The circumstances which gave rise to the previous delay in filing the required periodic reports with the SEC continue to create the risk of litigation against the Partnership and the General Partner, which could be expensive and could damage our business.

No class actions or shareholder derivative lawsuits relating to the Partnership’s previous delayed filings with the SEC for the calendar years ended December 31, 2009 and 2010, have been brought against the Partnership, the General Partner, the executive officers or directors of the General Partner, or any Affiliate to date. However, companies that have failed to timely file reports as required by law face a greater risk of litigation or other actions, and there can be no assurance that such a suit or action relating to each filing delay will not be initiated against the Partnership, the General Partner or our current or former officers, managers, directors or other personnel in the future. Any such litigation or action may be time consuming and expensive, and may distract management from the conduct of our business. Any such litigation or action could have a material adverse effect on our business, financial condition and results of operations and may expose us to costly indemnification obligations to current or former officers, managers, directors, or other personnel, regardless of the outcome of such matter.

Risks Related to Our Business

To fund our capital expenditures, we will be required to use cash generated from our operations, additional borrowings or the issuance of additional equity or debt securities, or some combination thereof, which may limit our ability to make distributions.

The use of cash generated from operations to fund capital expenditures will reduce cash available for distribution to our Unitholders. The Partnership’s ability to obtain bank financing or to access the capital markets for future equity or debt offerings will be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, including the RZB Loan Agreement, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond management’s control. The Partnership’s failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on its business, results of operations, financial condition and ability to make distributions.

Even if the Partnership is successful in obtaining the necessary funds, the terms of such financings could limit its ability to make distributions to Unitholders, either directly or indirectly. The General Partner anticipates that any financing of its next acquisition will include some form of limitation on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations. If the Partnership is not able to receive sufficient operating cash from its subsidiaries, our ability to make distributions to Unitholders at the then-current distribution rate could be adversely affected. In addition, incurring additional debt may significantly increase the Partnership’s interest expense and financial leverage. Issuing additional Common Units or other Partnership securities may result in significant Unitholder dilution thereby increasing the aggregate amount of cash required to maintain the then-current distribution rate. Any of these events could limit our ability to make distributions at the then-current distribution rate.

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

Our revenue, profitability and cash flow depend upon the prices of and demand for petroleum and petrochemical products, as well as the competitive capabilities of Regional’s management and assets. A change in prices can significantly affect our financial results and impede our growth. In particular, changes in the price for oil, refined petroleum products and petrochemicals, and the resulting fluctuation in demand, will reduce the amount of cash flow available for capital expenditures, limit our ability to borrow money or raise additional capital, and impair our ability to make distributions. If we raise our distribution levels in response to increased cash flow during periods of relatively high product demand, we may not be able to sustain those distribution levels during subsequent periods of lower demand.

The business of Regional is dependent on several major customers. The loss of any one of these major customers could have an adverse effect on the revenue and business of the Partnership.

A substantial part of Regional’s revenues and profits come from a few customers. For example, 59% of Regional’s revenues in 2011 were from three customers, Suffolk Sales, Noble Oil Services and General Chemical Corporation. The loss of any one of these customers could have a material adverse effect on the revenue, profit and overall business of the company without replacement business being quickly identified. In January 2012, Noble Oil Services notified Regional that it was not renewing the lease agreement for two storage tanks with a total capacity of 2.7 million gallons. One of the tanks was leased by Regional to another customer with payments commencing on March 1, 2012. The other storage tank remains empty. Should another significant customer elect not to renew its contractual relationship with Regional, its 2012 revenues will be significantly impacted.

Regional’s expansion of existing operations may not result in increases in cash available for distributions and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

A portion of our strategy to grow and generate capital for distributions to Unitholders is dependent on Regional’s ability to expand existing operations. While Regional is presently engaged in discussions with several existing and new customers to expand its storage, trans-loading and transportation assets, we have no material commitments for expansion or construction projects as of the date of this report. The construction of new storage facilities involves a number of issues, including obtaining sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects financing, necessary regulatory and environmental approvals, as well as political and legal uncertainties, most of which are beyond our control. If we are unable to move forward with these projects, they may not be completed on schedule or at all or at the budgeted cost. Even if we receive such commitments, we may not realize an increase in revenue for an extended period of time. For instance, if we build a new storage and trans-loading facility, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project.

If the Partnership is unable to make acquisitions on economically acceptable terms from third parties, its future growth would be limited, and any acquisitions which it makes may reduce, rather than increase, its cash flows and ability to make distributions to Unitholders.

A significant portion of the Partnership’s strategy to grow its business and increase distributions to Unitholders is dependent on management’s ability to make acquisitions that result in an increase in cash flow and are accretive to projected distribution levels. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to Unitholders. If we are unable to make acquisitions, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms, or we are outbid by competitors, our future growth and ability to increase distributions will be significantly impacted. As an example, during the last half of 2011, the General Partner identified several potential acquisition opportunities and made offers to purchase three different midstream assets. Each of these opportunities were subject to an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. Furthermore, even if we do consummate acquisitions that we believe will be accretive in nature, they may in fact result in a decrease in cash flow in early years due to the obligation to retire acquisition financing. Any acquisition involves potential risks, including, among other things:

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

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and Unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining whether to make a particular acquisition and the sources and uses of funds and other resources for any such acquisitions.

Due to the Partnership owning only one operating entity, any adverse developments in its industry or its limited operating area would reduce our ability to make distributions to our Unitholders.

Currently, the Partnership’s only operating entity is Regional Enterprises, Inc. Its business is solely focused on the transportation and storage of hazardous chemicals and petroleum products for distribution to markets in the east central United States. The greatest part of Regional’s operations is conducted within a 150-mile radius of its principal facility in southeastern Virginia. Due to the lack of diversification in assets and the location of those assets, any adverse development in the business of Regional or within its geographic market area would have a significantly greater impact on the Partnership’s results of operations and any cash available for distribution to its Unitholders than if we maintained more diverse businesses and locations.

The Partnership operates in a highly competitive industry and may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenue to allow us to make distributions to our Unitholders.

The petroleum and petrochemical products storage and transportation industry is intensely competitive with respect to marketing and distributing oil and petroleum products and securing equipment and trained personnel, and we compete with other companies that have greater resources. Many of the Partnership’s competitors are major and large diversified energy and logistics companies, and possess and employ financial, technical and personnel resources substantially greater than ours. Those companies are able to operate on a much more diversified geographic area and take advantage of synergies associated with size and improved purchasing power, potentially resulting in lower pricing for storage and transportation. In addition, there is substantial competition for investment capital in the industry. These larger companies may have a greater ability to continue expansion of their operations during periods of low demand for petroleum and petrochemical products and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

The Partnership’s future debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities and may affect our ability to make future distributions.

As of December 31, 2011, the Partnership had approximately $2.6 million of debt resulting from the RZB Loan Agreement and the IRS Installment Debt. The RZB Loan Agreement is secured by all of the assets of Regional and a pledge of Regional’s common stock to RZB by the Partnership. The RZB Loan Agreement also has restrictive covenants regarding the distribution of cash by Regional. The IRS Installment Debt is for taxes, penalties and interest due in connection with the income tax returns filed for the period November 2006 to July 27, 2007 and for the year ended December 31, 2008. These provisions and the pledge of substantially all of the Partnership’s assets will limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes without significant future growth. In the event we are able to secure additional debt in the future, it could have important consequences to us, including:

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

Regional’s logistics operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our facilities and damages for which we may not be fully covered by insurance. If a significant accident or event occurs that results in business interruption or shutdowns for which we are not adequately insured, our operations and financial results could be adversely affected.

Regional’s logistics operations are subject to all of the risks and operational hazards inherent in transporting and storing bulk liquids, petroleum products and hazardous chemicals, including:

•	damages to its facilities, related equipment and surrounding properties caused by earthquakes, floods, leaks, accidents, fires, explosions, hurricanes other natural disasters, hazardous materials releases and acts of terrorism;

•	mechanical or structural failures at its facilities or at third-party facilities on which its operations are dependent;

•	curtailments of operations relative to severe seasonal weather, including hurricanes;

•	personal injury or other accidents resulting from the operation of its trans-loading facilities and its truck and tanker fleet; and

•	other hazards.

These risks, most of which are beyond management’s control, could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment resulting in business interruptions or shutdowns of our facilities, and pollution or other environmental damage and fines. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. A serious accident at Regional’s facilities could result in serious injury or death to employees of Regional, customers or contractors and could expose us to significant liability for personal injury claims and reputational risk. The location of our facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.

Regional stores and transports hazardous petrochemical products to and from its facilities. If its safety procedures are not effective, an accident involving these hazardous petrochemicals could result in serious injuries or death, or result in the shutdown of our facilities.

Regional stores and transports hazardous petrochemicals, such as sodium hydroxide, sodium bisulfate, ferric sulfate, hydrochloric acid, aqua ammonia and sulfuric acid, to and from its facilities. An accident involving any of these petrochemicals could result in serious injuries or death, or evacuation of areas near an accident. An accident could also result in third-party property damage or shutdown of our port and rail facilities, or cause us to expend significant amounts in excess of our insurance coverage, where applicable, to remediate safety issues or to repair damaged facilities. As a result, an accident involving any of these chemicals could have a material adverse effect on our results of operations, liquidity or financial condition.

Regional is not fully insured against all risks. For example, pollution and environmental risks generally are not fully insurable. We may also elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets due to terrorist attacks and hurricanes have made it more difficult for us to obtain certain types of coverage. We may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and our insurance may contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our Unitholders.

Regional depends heavily on the availability of fuel for its trucks. Fuel shortages, increases in fuel costs and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on Regional’s operating results.

The transportation industry is dependent upon the availability of adequate fuel supplies and the price for those supplies. Regional has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop or prices increase significantly. Fuel prices have fluctuated significantly in recent years. For example, the average annual price per gallon that Regional paid for fuel in 2010 and 2011 was $2.72 and $3.97, respectively. The average cost of diesel fuel has increased to $4.26 per gallon for the first three months of 2012. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. Regional’s customers are also being impacted by fluctuating fuel costs, which could impact their supply patterns in a way that is adverse to Regional’s operations, cash flow and profits. If Regional continues to increase fuel surcharges to its customers, such customers may seek less expensive alternatives. As a result, Regional may be forced to reduce its surcharges which will adversely affect its transportation business and revenues.

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

The Partnership is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

The Partnership’s operations are subject to complex and stringent laws and regulations by multiple federal, state and local government agencies. In order to conduct Partnership’s operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Our historical and projected operating costs reflect the recurring costs resulting from compliance with these regulations, and we do not anticipate material expenditures in excess of these amounts in the absence of future acquisitions, or changes in regulation, or discovery of existing but unknown compliance issues. Please see “Items 1 and 2. Business and Properties – Regional Operations – Government Regulation” for additional information regarding the federal and state laws with which the Partnership must comply.

Additional proposals and proceedings that affect the petroleum and petrochemical products industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions and agencies and courts. We cannot predict when or whether any such proposals may become effective or the magnitude of the impact changes in laws and regulations may have on our business; however, additions or enhancements to the regulatory burden on our industry generally increase the cost of doing business and affect our profitability. As a result, we may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our Unitholders.

The Partnership’s business would be adversely affected if operations at Regional’s storage and distribution facilities experienced significant interruptions. Regional’s business would also be adversely affected if the operations of its customers and suppliers experienced significant interruptions.

Regional’s operations are dependent upon its storage and distribution facilities and its various means of transportation. It is also dependent upon the uninterrupted operations of certain facilities owned or operated by its suppliers and customers. Any significant interruption at our facilities or those of our customers, or the inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our Unitholders or to make principal and interest payments on our current or future debt obligations. Operations at Regional’s facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within its control, such as severe weather conditions including hurricanes (which impacted Regional’s operations in 2003 when Hurricane Isabel struck the Atlantic coast and destroyed a storage tank at the Hopewell facility), environmental remediations, labor difficulties and disruptions in the supply of petroleum and petrochemical products to its facilities or the means of transportation of such products.

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

Chemical-related assets, such as those handled at our terminalling and storage facilities, may be at greater risk of future terrorist attacks than other possible targets in the United States. Federal legislation known as the Safe Chemicals Act of 2011, which would amend the Toxic Substances Control Act, is pending before the Committee on Environment and Public Works in the United States Senate. This legislation, if passed and signed into law, could impose new site security requirements, specifically on chemical facilities, which may increase our overhead expenses. Regional’s business or its customers’ businesses could be adversely affected because of the cost of complying with new security regulations.

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

Regional’s is subject to many environmental and safety regulations that may result in significant unanticipated costs or liabilities or cause interruptions in our operations.

Regional’s operations involve the handling, transportation, treatment and disposal of materials that are classified as hazardous or toxic and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. It may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations or compliance requirements arising under environmental laws, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows. Regional’s operations could result in violations of environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, it could incur material costs. Furthermore, Regional may be liable for the costs of investigating and cleaning up environmental contamination on or from its properties or at off-site locations where it disposed of or arranged for the disposal or treatment of hazardous materials. Regional owns or leases properties that have been used to store or distribute hazardous chemicals and petroleum products for many years. Many of these properties were operated by third parties whose handling, disposal or release of hydrocarbons and other wastes was not under Regional’s control. If significant previously unknown contamination is discovered, or if existing laws or their enforcement change, then the resulting expenditures could have a material adverse effect on Regional’s business, financial condition, results of operations or cash flows.

Regional’s Hopewell, Virginia facility operates in environmentally sensitive waters where maritime vessel, pipeline and refined product transportation and storage operations are closely monitored by federal, state and local agencies and environmental interest groups. Transportation and storage of hazardous chemicals and petroleum products over water or proximate to navigable waters involves inherent risks and subjects us to the provisions of the Oil Pollution Act of 1990 and similar state environmental laws. Among other things, these laws require Regional to demonstrate our capacity to respond to a spill of up to 100,000 barrels of oil from an above ground storage tank adjacent to water (a “worst case discharge”) to the maximum extent possible. To meet this requirement, we have contracted with various spill response service companies in the areas in which we transport or store refined petroleum and petrochemical products. However, these companies may not be able to adequately contain a “worst case discharge” in all instances, and we cannot ensure that all of their services would be available for our use at any given time. There are many factors that could inhibit the availability of these service providers, including, but not limited to, weather conditions, governmental regulations or other global events. By requirement of state or federal ruling, the availability of these service providers could be diverted to respond to other global events. In these and other cases, we may be subject to liability in connection with the discharge of refined petroleum or petrochemical products into navigable waters.

Regional’s trucking operation are subject to a number of federal, state and local rules and regulations generally governing such activities as authorization to engage in motor carrier operations, safety compliance and reporting, contract compliance, insurance requirements, taxation and financial reporting. Regional could be subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics or cargo security. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.

In January 2004, Regional implemented the current DOT rules regulating driving time for commercial truck drivers. The rules have had a minimal impact upon our operations. However, future changes in these rules, including the proposed revision to the hours of service rules that were published in December 2010, could materially and adversely affect our operating efficiency and increase costs. CSA regulations could potentially result in a loss of business to other carriers, driver shortages, increased costs for qualified drivers and driver and/or business suspension for noncompliance. CSA scores are available to the general public. Shippers may be influenced by the scores in selecting a carrier to haul their freight and, although Regional is recognized in the industry for its commitment to safety, carriers with better CSA scores may be selected in certain cases. A resulting decline in the availability of qualified drivers, coupled with additional personnel required to satisfy future revisions to hours of service regulations, could adversely impact our ability to hire drivers to adequately meet current or future business needs. Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines or penalties. A downgrade in our safety rating could cause our insurance premiums to increase in the future or reduce our ability to find adequate insurance coverage at acceptable rates.

Regional’s drivers and facility workers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The TSA has adopted regulations that require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation when they obtain or renew their licenses.

Currently, proposed federal, state and regional initiatives that require the measurement and reduction of greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These initiatives, if enacted into law, could require us to reduce greenhouse gas emissions from our facilities. Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2010, the EPA promulgated a rule establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks, and medium-duty passenger vehicles. Also in June, 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse emission controls for those sources. The rule calls for a “stepped” approach to emission thresholds related to the size of a green-house gas emitting stationary facility. These requirements could have an indirect adverse effect on our business due to reduced demand for crude oil and refined products, and a direct adverse effect on our business from increased regulation of our facilities. Requiring reductions in greenhouse gas emissions could cause us to incur substantial costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including the acquisition or maintenance of emission credits or allowances. Regional would be subject to step 3 of the rule, scheduled for 2012. The EPA recently stated that it would maintain the current level of emissions for, and not impose lowered levels of emissions on, “small” sources of emissions. As a result, Regional does not believe it will be required to install new emission control equipment on its facility base on the current pronouncements from the EPA.

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

Risks Inherent in an Investment in the Partnership

The Partnership may not make cash distributions during periods when it records net income. The amount of cash distributions that we will be able to distribute to Unitholders will be reduced by the costs associated with general and administrative expenses and reserves that our General Partner believes prudent to maintain for the proper conduct of our business and for future distributions.

Before the Partnership can pay distributions to Unitholders, it must first pay or reserve cash for expenses, including capital expenditures and the costs of being a public company and other operating expenses, and it may reserve cash for future distributions during periods of limited cash flows. The amount of cash available for distribution to Unitholders will be affected by the Partnership’s level of reserves and expenses. The amount of cash the Partnership has available for distribution depends on its cash flow, including cash from financial reserves, working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, the Partnership could make cash distributions during periods when it records losses and may not make cash distributions during periods when it records net income.

The estimate of “available cash,” as defined in the Partnership Agreement, is necessary for the Partnership to make a distribution to all Common Units at the target distribution rate and is based on assumptions that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated.

The estimate of “available cash,” as defined in the Partnership Agreement, is necessary for the Partnership to make a distribution to all Common Units at the target distribution rate of $0.25 per Common Unit per calendar quarter (or $1.00 per Common Unit per year) and is based on our management’s calculations, and the Partnership has not received an opinion or report on such estimate from any independent accountant This amount was based on assumptions about capital expenditures, expenses, borrowings, the number of issued and outstanding Common Units and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. The Partnership’s actual results have differed materially from those set forth in our initial estimates, and, as a result, the Partnership has been unable to make the quarterly distribution to holders of Common Units since the quarter ended June 30, 2008.

We do not have sufficient cash flow from operations to make quarterly distributions on Common Units to our Unitholders, and the General Partner has extended the date on which Common Unit Arrearages will be paid from the quarter commencing October 1, 2011 to a quarter established by the Board of Directors of the General Partner.

Under the terms of our Partnership Agreement, the amount of cash otherwise available for distribution is reduced by Partnership operating expenses, reimbursements made to the General Partner for expenses incurred on behalf of the Partnership, the amount of any cash reserve our General Partner establishes to provide for the proper conduct of our business, meeting any of our obligations arising from any of our debt instruments or other agreements, and compliance with applicable law. The amount of cash the Partnership can distribute to Unitholders and the General Partner principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of petroleum and petrochemical products we store and transport;

•	trucking, storage and trans-loading fees with respect to the volumes of petroleum and petrochemical products we handle; and

•	prevailing economic conditions.

In addition, the actual amount of cash that the Partnership will have available for distribution will depend on other factors, some of which are beyond management’s control, including:

•	the actual cash flow generated from operations;

•	the level of our capital expenditures;

•	our ability to make borrowings under revolving credit facilities, if any, to make distributions;

•	limitations on Regional’s ability to make distributions to the Partnership under the RZB Loan Agreement, as discussed under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	sources of cash used to fund acquisitions;

•	debt service requirements and restrictions on distributions contained in the RZB Loan Agreement and any future debt agreements;

•	interest payments;

•	fluctuations in working capital needs;

•	general and administrative expenses, including expenses incurred as a result of being a public company;

•	timing and collectability of receivables; and

•	the amount of cash reserves established by the General Partner for the proper conduct of our business.

The Partnership does not have sufficient available cash to make the minimum quarterly distribution of $0.25 per Common Unit or any other amount to its Partners for the year ended December 31, 2011. Similarly, the Partnership does not foresee the ability to make distributions of $0.25 per Common Unit or any other amount to its Partners. Currently the General Partner has exhausted its initial cash reserves, and Regional’s operating cash flow is limited to cash available from Regional’s operations. The use of Regional’s available cash from operations is restricted as a result of the debt covenants associated with the RZB Loan Agreement, the debt facility put in place at the time of the Partnership’s acquisition of Regional (referred to as the “RZB Loan”), the tax obligations of Regional and required maintenance of its facilities. As a result, after Partnership expenses, there is no cash available for distribution to the Partners. Furthermore, the General Partner anticipates that any financing of its next acquisition will include some form of limitation on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on the Partnership’s current cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011 until a quarter established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

The General Partner anticipates revising the minimum quarterly distribution amount and the target distribution levels payable to Unitholders.

The General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and the additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with its next acquisition since the financing of an acquisition may involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

Officers of the General Partner manage all of Central’s business and operations. Failure of such officers to devote sufficient attention to the management and operation of Central’s business may adversely affect financial results and the ability to make distributions to Unitholders.

The executive officers of the General Partner are responsible for managing all of Central’s business and operations. The Partnership does not maintain key person life insurance policies on any personnel. The General Partner has arrangements relating to compensation and benefits with its Co-Chief Executive Officers through employment contracts, but does not have an employment agreement with its Chief Financial Officer binding him to provide services for any particular term. In November 2011, the Co-Chief Executive Officers of the General Partner elected to stop accepting payment of salaries temporarily pending an infusion of additional capital to the General Partner as needed to maintain operations. Effective January 1, 2012, the Chief Financial Officer of the General Partner had to do the same given the General Partner’s lack of working capital. Should the General Partner not be able to obtain sufficient working capital to pay these salary arrearages, the likelihood of a change in executive personnel of the General Partner is enhanced. The loss of the services of any of these individuals could have a material adverse effect on its business and the Partnership’s ability to make distributions to Unitholders.

The Partnership Agreement limits our General Partner’s fiduciary duties to holders of Common Units.

The Partnership Agreement contains provisions that modify and reduce the fiduciary standards to which the General Partner would otherwise be held by state fiduciary duty law. For example, the Partnership Agreement permits the General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as a general partner, or otherwise free of fiduciary duties to the Partnership and its Unitholders. This entitles the General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, the Partnership, its affiliates or its limited partners. Examples of decisions that the General Partner may make in its individual capacity include:

•	how to exercise its voting rights with respect to the Common Units it may own;

•	whether to exercise its limited call right;

•	whether to exercise its registration rights;

•	whether to elect to reset minimum quarterly distributions and target distribution levels;

•	issue Common Units to holders of the “incentive distribution rights” (currently the General Partner); and

•	whether or not to consent to any merger or consolidation of the Partnership or make any amendment to the Partnership Agreement.

By purchasing a Common Unit, a Unitholder is treated as having consented to all provisions in the Partnership Agreement, including the provisions discussed above.

The Partnership Agreement restricts the remedies available to holders of our Common Units for actions taken by the General Partner that might otherwise constitute breaches of fiduciary duty.

The Partnership Agreement contains provisions that restrict the remedies available to Unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, the Partnership Agreement:

•	provides that whenever the General Partner makes a determination or takes, or declines to take, any other action in its capacity as general partner, the General Partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by the Partnership Agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	provides that the General Partner will not have any liability to the Partnership or its Unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, which requires that it believed that the decision was in, or not opposed to, the best interest of the Partnership;

•	provides that the General Partner and its officers and directors will not be liable for monetary damages to the Partnership or its limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the General Partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•	provides that the General Partner will not be in breach of its obligations under the Partnership Agreement or its fiduciary duties to the Partnership or its limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

1.	approved by the Conflicts Committee of the General Partner’s Board of Directors, although the General Partner is not obligated to seek such approval;

2.	approved by the vote of a majority of the outstanding Common Units, excluding any Common Units owned by the General Partner and its affiliates;

3.	on terms no less favorable to the Partnership than those generally being provided to or available from unrelated third parties; or

4.	fair and reasonable to the Partnership, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to the Partnership.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by the General Partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by the Conflicts Committee of the Board of Directors, or the General Partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in subclauses 3 and 4 above, then it will be presumed that, in making its decision, the General Partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Unitholders have limited voting rights and are not entitled to designate the General Partner or its Directors.

Unlike the holders of common stock in a corporation, Unitholders have only limited voting rights on matters affecting the Partnership’s business and, therefore, limited ability to influence management’s decisions regarding its business. Unitholders will not appoint the General Partner or members of its Board of Directors. The Board of Directors of our General Partner will be chosen by its members. Furthermore, if the Unitholders are dissatisfied with the performance of the General Partner, they will have little ability to remove the General Partner. As a result of these limitations, the price at which the Common Units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if Unitholders are dissatisfied, it would be difficult to remove the General Partner.

The vote of the holders of at least 80% of all outstanding partnership interests, including the Common Units, voting together as a single class is required to remove the General Partner. Therefore, even if the Unitholders are dissatisfied with the results of the Partnership’s operations, the lack of distributions from the Partnership to Unitholders, the market price if the Common Stock or any other matter, it would be difficult for the Unitholders to remove the General Partner due to the number of Unitholders needed to obtain an 80% affirmative vote.

Control of the General Partner may be transferred to a third party without Unitholder consent.

The General Partner may transfer its interest to a third party for any reason without the consent of the Unitholders. Members of the General Partner are subject to certain restrictions on the transfer of their membership interests in the General Partner. The Unitholders of our General Partner are in a position to replace the Board of Directors and officers of the General Partner as they desire and thereby influence the decisions made by the Board of Directors and officers.

The incentive distribution rights held by our General Partner may be transferred to a third party without Unitholder consent.

The General Partner holds all incentive distribution rights, as defined in the Partnership Agreement, issued by the Partnership and may transfer such incentive distribution rights to a third party at any time without the consent of Unitholders. If the General Partner transfers its incentive distribution rights to a third party but retains its general partner interest, the General Partner may not have the same incentive to grow our Partnership and increase quarterly distributions to Unitholders over time as it would if it had retained ownership of its incentive distribution rights.

The Partnership may issue additional partner interests, including interests that are senior to the Common Units, without Unitholder approval, which would dilute the ownership interests of its existing Unitholders.

The Partnership Agreement does not limit the number of additional partner interests that the Partnership may issue. In addition, the Partnership may issue an unlimited number of partner interests that are senior to the Common Units in right of distribution, liquidation and voting. The issuance of additional Common Units or other equity securities of equal or senior rank will have the following effects:

•	the Unitholders’ proportionate ownership interest in the Partnership will decrease;

•	the amount of cash available for distribution may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding Common Unit or other partner interest may be diminished; and

•	the market price of the Common Units may decline.

The Partnership Agreement restricts the voting rights of Unitholders, other than the General Partner and its affiliates, owning 20% or more of our Common Units, which may limit the ability of significant Unitholders to influence the manner or direction of management.

The Partnership Agreement restricts Unitholders’ voting rights by providing that any Common Units held by a person, entity or group that owns 20% or more of any class of Common Units then outstanding, other than our General Partner, its affiliates, their transferees and persons who acquired such Common Units with the prior approval of the Board of Directors of our General Partner, cannot vote on any matter, subject to waiver of such restriction by the General Partner in its sole discretion. The Partnership Agreement also contains provisions limiting the ability of Unitholders to call meetings or to acquire information about Partnership operations, other than the information specified in the Partnership Agreement, as well as other provisions limiting Unitholders’ ability to influence the manner or direction of management.

The liability of our Unitholders may not be limited if a court finds that Unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. The Partnership is organized under Delaware law and conducts business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership may not have been clearly established in some of the other states in which we may do business. Unitholders could be liable for Partnership obligations as if they were a general partner in the event a court or government agency determines that:

•	the Partnership is conducting business in a state but has not complied with that particular state’s partnership statute; or

•	the Unitholders, acting as a group, to remove or replace the General Partner, to approve some amendments to our Partnership Agreement or to take other actions under our Partnership Agreement constitute “control” of the Partnership and its business.

Unitholders may have liability to repay distributions under certain circumstances.

Under certain circumstances, Unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, the Partnership may not make a distribution to Unitholders if the distribution would cause its liabilities to exceed the fair value of its assets. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the Partnership are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of Common Units who becomes a substituted limited partner is liable for the obligations of the transferring limited partner to make contributions to the Partnership that are known to such purchaser of Common Units at the time it became a substituted limited partner and for unknown obligations if the liabilities could be determined from our Partnership Agreement.

The General Partner’s discretion in establishing cash reserves may reduce the amount of cash available for distribution to Unitholders.

The Partnership Agreement requires our General Partner to deduct from operating surplus cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the Partnership Agreement permits the General Partner to reduce available cash by establishing cash reserves for the proper conduct of Partnership business, to comply with applicable law or agreements to which the Partnership is a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to Unitholders.

Our General Partner has a limited call right that may require you to sell your Common Units at an undesirable time or price.

If at any time the General Partner and its affiliates own more than 80% of the Common Units or any other class of partner interests issued by the Partnership, our General Partner has the right, but not the obligation, which it may assign to any of its affiliates, to acquire all, but not less than all, of the Common Units (or any other class of partner interests issued by the Partnership) held by persons other than the General Partner or its affiliates at a price not less than their then-current market price. As a result, you may be required to sell your Common Units at an undesirable time or price and may not receive a return on your investment. You may also incur a tax liability upon a sale of your Common Units.

Our General Partner, or any transferee holding incentive distribution rights, may elect to cause the Partnership to issue Common Units and general partner units to it in connection with a resetting of the target distribution levels related to such incentive distribution rights, without the approval of the Conflicts Committee of the General Partner or the consent of Unitholders. This could result in lower distributions to Unitholders.

The General Partner has the right, at any time when Unitholders have received distributions for each of the four most recently completed quarters and the amount of each such distribution did not exceed the adjusted operating surplus of the Partnership for such quarter, to reset the minimum quarterly distribution and the target distribution levels based on the average of the distributions actually made for the two most recent quarters immediately preceding the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If the General Partner elects to reset the target distribution levels, the holder of the incentive distribution rights will be entitled to receive their proportionate share of a number of Common Units derived by dividing (i) the average amount of cash distributions made by the Partnership for the two full quarters immediately preceding the reset election by (ii) the average of the cash distributions made by the Partnership in respect of each Common Unit for the same period. The General Partner will also be issued the number of partnership units necessary to maintain its 2% general partner’s interest in the Partnership that existed immediately prior to the reset election at no cost to the General Partner. We anticipate that the General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per Common Unit without such conversion. It is possible, however, that the General Partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued Common Units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if the incentive distribution rights have been transferred to a third party. As a result, a reset election may cause Unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had the Partnership not issued new Common Units and general partner interests in connection with resetting the target distribution levels. Additionally, the General Partner has the right to transfer the incentive distribution rights at any time, and such transferee shall have the same rights as the General Partner relative to resetting target distributions if the General Partner concurs that the tests for resetting target distributions have been fulfilled.

The Unitholders who fail to furnish certain information requested by the General Partner or who the General Partner, upon receipt of such information, determines are not “eligible holders” may not be entitled to receive distributions in kind upon liquidation of the Partnership and their Common Units will be subject to redemption.

The General Partner may require each Unitholder to furnish information about his nationality, citizenship or related status in order to determine if such Unitholder is a person qualified to hold an interest in the Partnership and its assets. United States law prohibits certain non-U.S. nationals from holding real property or other assets in the United States. A violation of these laws could jeopardize the Partnership’s status as a “pass-through” entity for federal and state income tax law purposes. In addition, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) requires the sponsor of any entity raising capital to confirm the identity of each investor to the extent practicable. As a result, the General Partner must meet the requirements of the USA Patriot Act and confirm the identity of each Unitholder and its assignee, and the principal beneficial owners of any Unitholder or its assignee, as applicable. The General Partner can rely on the diligence of a third party with respect to any Unitholder or its assignee. A detailed verification of a Unitholder’s (or his assignee’s) identity may not be required where the Unitholder is a recognized financial institution or the Unitholder makes payment for his Common Units from an account held in the Unitholder’s name at a recognized financial institution. As of the date of this Report on Form 10-K, an eligible holder means:

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

If a Unitholder or its assignee fails to furnish information about his nationality, citizenship or other related status within 30 days after a request for the information, or the General Partner determines, after receipt of the information, that the Unitholder or its assignee is not an eligible holder, the Unitholder or its assignee may be treated as an “ineligible holder.” An ineligible holder does not have the right to direct the voting of his Common Units (the General Partner has the right to vote such Common Units) and may not receive distributions in kind upon a liquidation of the Partnership. Furthermore, the General Partner has the right to redeem all of the Common Units of any ineligible holder or of any Unitholder or assignee that fails to furnish the requested information. The redemption price will be the average of the closing sales price per Common Unit for the 20 consecutive trading days immediately prior to the date of redemption and such price will be paid in cash or by delivery of a promissory note, as determined by the General Partner in its sole discretion.

Common Units held by persons who are non-taxpaying assignees will be subject to the possibility of redemption.

To avoid any adverse effect on the maximum applicable rates chargeable to customers by us under FERC regulations, or in order to reverse an adverse determination that has occurred regarding such maximum rate, our Partnership Agreement gives the General Partner the power to amend the agreement. If the General Partner determines that the Partnership not being treated as an association taxable as a corporation or otherwise taxable as an entity for U.S. federal income tax purposes, coupled with the tax status (or lack of proof thereof) of one or more of our Unitholders, has, or is reasonably likely to have, a material adverse effect on the maximum applicable rates chargeable to customers by us, then the General Partner may adopt such amendments to the Partnership Agreement as it determines are necessary or advisable to obtain proof of the U.S. federal income tax status of our Unitholders (and their owners, to the extent relevant) and permit us to redeem the Common Units held by any person whose tax status has or is reasonably likely to have a material adverse effect on the maximum applicable rates or who fails to comply with the procedures instituted by the General Partner to obtain proof of the U.S. federal income tax status.

Risks Related to Tax Matters

The tax treatment of the Partnership depends on its status as a partnership for federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (the “IRS”) were to treat the Partnership as a corporation for federal income tax purposes or it was to become subject to additional entity-level taxation for state tax purposes, then the cash available for distribution would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the Common Units depends largely on the Partnership being treated as a partnership for federal income tax purposes. The Partnership has not requested, and does not plan to request, a ruling from the IRS on this or any other tax matter affecting the Partnership.

Despite the fact that the Partnership is a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as this one to be treated as a corporation for federal income tax purposes. Although management does not believe, based upon our current operations, that the Partnership will be treated as a corporation for federal income tax purposes, a change in its business (or a change in current law) could cause the Partnership to be treated as a corporation for federal income tax purposes or otherwise subject it to taxation as an entity.

If the Partnership were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Distributions to Unitholders would generally be taxed again as dividends, and no income, gains, losses or deductions would flow through to Unitholders. Because a tax would be imposed upon the Partnership as a corporation, its cash available for distribution to Unitholders would be substantially reduced. Therefore, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Unitholders, likely causing a substantial reduction in the value of the Common Units.

Current law may change so as to cause the Partnership to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships. In addition to this proposed legislation which has been stalled in the House of Representatives, on February 21, 2012, the President of the United States published a proposed “overhaul” of federal tax law that would include the elimination of partnership tax treatment for certain publicly traded partnerships and would also eliminate many of the tax benefits available to companies in the oil and gas industry. Although such legislation would not apply to the Partnership as currently proposed, it could be amended prior to enactment in a manner that does apply to the Partnership. The President’s proposal for tax reform would apply to the Partnership. Management is unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in the Common Units.

In addition, because of widespread state budget deficits and other reasons, several states, including Texas, are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, margin and other forms of taxation. For example, beginning in 2008, the Partnership is subject to a new entity level tax on any portion of its income that is generated in Texas. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of our gross income that is apportioned to Texas. Imposition of such a tax on the Partnership by Texas, or any other state, will reduce the cash available for distribution to Unitholders.

The Partnership Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects the Partnership to additional amounts of entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on the Partnership.

The Partnership prorates its items of income, gain, loss and deduction between transferors and transferees of its Common Units each month based upon the ownership of the Common Units on the first business day of each month, instead of on the basis of the date Common Units are transferred from one party to another. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among Unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of Common Units each month based upon the ownership of our Common Units on the first business day of each month, instead of on the basis of the date Common Units are actually transferred. The use of this method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, the Partnership may be required to change the allocation of items of income, gain, loss and deduction among Unitholders.

An IRS contest of the Partnership’s federal income tax positions may adversely affect the market for the Common Units, and the cost of any IRS contest will reduce the cash available for distribution to Unitholders.

The Partnership has not requested a ruling from the IRS with respect to its treatment as a partnership for federal income tax purposes or any other tax matter affecting it. The IRS may adopt positions that differ from the positions which the Partnership takes with respect to tax matters. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or positions the Partnership takes. A court may not agree with all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for Common Units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by Unitholders and the General Partner because the costs will reduce cash available for distribution to Partners.

Unitholders may be required to pay taxes on their share of Partnership income even if they do not receive any cash distributions.

Because Unitholders will be treated as partners to whom the Partnership will allocate taxable income which could be different in amount than the cash we distribute, Unitholders may be required to pay any federal income taxes and, in some cases, state and local income taxes, on their share of Partnership taxable income even if they receive no cash distributions from the Partnership. Unitholders may not receive cash distributions from the Partnership equal to their share of Partnership taxable income or even equal to the tax liability which results from that income.

Tax gain or loss on disposition of Common Units could be more or less than expected.

If Unitholders sell their Common Units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those Common Units. Because distributions in excess of Unitholders’ allocable share of Partnership net taxable income decrease the tax basis in their Common Units, the amount, if any, of such prior excess distributions with respect to the Common Units they sell will, in effect, become taxable income to them if they sell such Common Units at a price greater than their tax basis in those Common Units, even if the price they receive is less than their original cost. In addition, because the amount realized includes a Unitholder’s share of Partnership nonrecourse liabilities, if Unitholders sell their Common Units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

The Partnership has been assessed penalties by the Internal Revenue Service and certain state taxing authorities for failure to file timely its 2008 and 2009 tax returns, and the failure to deliver timely Schedules K-1 to Unitholders with respect to the 2008 and 2009 tax years.

The Partnership failed to file timely its federal and state partnership tax returns for the periods from January 1, 2008 through December 31, 2008 (the “2008 Tax Year”) and January 1, 2009 through December 31, 2009 (the “2009 Tax Year”). It filed the federal tax returns for the 2008 Tax Year and the 2009 Tax Year on June 14, 2011. The Partnership’s federal tax return for the period January 1, 2010 to December 31, 2010 (the “2010 Tax Year”) was filed timely on August 3, 2011. On September 13, 2011, the IRS has notified the Partnership that it intends to audit its federal tax returns for 2008 Taxable Year and the 2009 Taxable Year.

The Partnership also failed to deliver timely the appropriate Schedules K-1 to Unitholders associated with the 2008 Tax Year and the 2009 Tax Year. The Partnership delivered the delinquent Schedules K-1 for such tax periods to Unitholders on June 23, 2011. On August 4, 2011, it also distributed Schedules K-1 for the 2010 Tax Year. The Partnership expects to deliver Schedules K-1 for the 2011 Tax Year to its Unitholders by the required due date, which is April 15, 2012 unless the Partnership applies for an automatic extension to September 15, 2012. However, there is no certainty that the Schedules K-1 for the 2011 Tax Year will be completed and delivered timely to Unitholders by the Partnership due its lack of operating capital.

The Internal Revenue Code of 1986, as amended (the “Code”), provides for penalties to be assessed against “pass-through entities,” such as the Partnership, in connection with the late filing of federal partnership tax returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership tax returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns where “reasonable cause” resulted in such late filings. In July 2011, the IRS notified the Partnership that its calculation of penalties for the 2008 Tax Year and the 2009 Tax Year total was approximately $2.5 million. The Partnership estimates that its maximum aggregate state tax penalty exposure is $940,000. The State of California notified the Partnership in February 2012 that its calculation of penalties owing to California for the 2008 Tax Year and the 2009 Tax Year total approximately $137,000. The Partnership has accrued a total of $1,122,000 through December 31, 2011 as its estimate of the penalty exposure related to its failure to file timely its federal and state tax returns for the tax years 2008 and 2009. The IRS has taken a much stronger position against the taxpayer relief provisions of the Code during 2011. There can be no assurance that the Partnership’s request for relief from the federal tax penalties will be approved by the IRS or that the Partnership’s estimate of its penalty exposure is accurate. The Partnership does not currently have the financial resources to pay the penalties that may be assessed by the IRS or any state.

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. During September 2011, the Partnership received notice from the IRS that is was opening an administrative procedure to audit the 2008 and 2009 tax returns of the Partnership and Central Energy GP LLC. To date, the Partnership has yet to receive a response from the IRS regarding its waiver request. In the event the Partnership does not receive a favorable response, it intends to seek additional remedies including exhaustion of all taxpayer appeal rights. The Partnership would also be entitled to pursue other avenues of relief. Since filing the delinquent 2008 and 2009 state partnership tax returns, the Partnership has also (i) submitted a request for abatement of penalties based on reasonable cause and/or (ii) applied for participation into first offender programs which provide relief of the penalties to those states which impose significant penalties for late filing of state returns.

The Partnership does not currently have the financial resources to pay the penalties that may be assessed by the IRS or any state.

Regional may be assessed penalties by the Internal Revenue Service and certain state taxing authorities for failure to pay timely estimated taxes for the 2011 tax year.

As of December 31, 2011, Regional has accrued $157,000 for federal and state income taxes estimated to be due for the year ended December 31, 2011. Regional has not made any estimated tax payments to date due to its lack of available cash from operations. Regional will be assessed penalties for late payment of taxes with respect to the 2011 tax year, the amount of which will depend on the actual timing of payments. At the present time, Regional does not have the cash necessary to make such tax payments.

Regional owes significant amounts for past taxes to the IRS. There is no assurance that Regional will have the financial resources necessary to pay these taxes.

On November 17, 2010, Regional entered into an installment agreement (the “IRS Installment Agreement”) with the IRS for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional paid $60,000 upon entering into the IRS Installment Agreement and is required to pay $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, have been paid in full. In addition to the $384,000, the IRS Installment Agreement provided for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010 is to be included as part of the overall balance of the IRS Installment Agreement. The IRS can cancel the IRS Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested.

During 2009, the Partnership allocated expenses to Regional for the period years 2008 and 2009. The amount of the allocated expenses for those periods totaled $1,100,000. During the three months ended March 31, 2011, the Partnership allocated additional expenses to Regional of $419,000 for the period from July 28, 2007 to December 31, 2007. Regional has amended its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which eliminated the $198,000 amount referred to above. The effect on income taxes payable and income tax expense for those changes was reflected in the 2009 financial statements of the Partnership.

At December 31, 2011, the outstanding balance due on the IRS Installment Agreement was $60,000. Regional is current with all payments due under the agreement.

During the year ended December 31, 2011, Regional has accrued estimated taxes owed for the period in the amount of $157,000 but has not made any estimated tax payments. As a result, Regional is subject to penalties for such period if payments are not made timely. At the present time Regional does not have the cash necessary to make such tax payments and, in the event Regional does not generate sufficient cash to make such payment, it intends to obtain an IRS installment agreement for the payment of such taxes.

Regional could be deemed a “terminal operator” that handles “taxable fuels” pursuant to requirements of the Code and, in such event, will be subject to administrative and reporting requirements that will further increase operating expenses.

In May 2011, Regional was contacted by the IRS regarding whether its Hopewell, Virginia facility would qualify as a “terminal operator” which handles “taxable fuels” and accordingly is required to register through a submission of Form 637 to the IRS. Code Section 4101 provides that a “fuel terminal operator” is a person that (a) operates a terminal or refinery within a foreign trade zone or within a customs bonded storage facility or, (b) holds an inventory position with respect to a taxable fuel in such a terminal. In June 2011, an agent of the IRS toured the Hopewell, Virginia facility and notified the plant manager verbally that he thought the facility did qualify as a “terminal operator.” As a result, even though Regional disagrees with the IRS agent’s analysis, it elected to submit, under protest, to the IRS a Form 637 registration application in July 2011 to provide information about the Hopewell facility. Regional believes that its Form 637 should be rejected by the IRS because (1) the regulations do not apply to Regional’s facility, (2) the items stored do not meet the definition of a “taxable fuel” and (3) there were no taxable fuels being stored or expected to be stored in the foreseeable future that would trigger the registration requirement. To date, Regional has not received a response with respect to its Form 637 submission or arguments that it is not subject to the Requirements. Should the IRS find Regional to be a fuel terminal operator as defined in the Code, Regional would be subject to additional administrative and filing requirements as provided in the Code, although the costs associated with compliance are not expected to be material. Also in such case, the management of Regional does not expect that there will be any retroactive penalties assessed as a result of previously not applying and filing as a terminal operator, though management does expect that Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

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

The Partnership will treat each purchaser of Common Units as having the same tax benefits without regard to the actual Common Units purchased. The IRS may challenge this treatment, which could adversely affect the value of the Common Units.

Because the Partnership cannot match transferors and transferees of Common Units and because of other reasons, it will take depletion, depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to Unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of Common Units and could have a negative impact on the value of Common Units or result in audit adjustments to Unitholders’ tax returns.

Unitholders will likely be subject to state and local taxes and tax return filing requirements in states where they do not live as a result of investing in Common Units.

In addition to federal income taxes, Unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which the Partnership does business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Furthermore, Unitholders may be subject to penalties for failure to comply with those requirements. The Partnership currently owns assets in Virginia, which state imposes a personal income tax. As management makes acquisitions or expand our business, the Partnership may own assets or do business in additional states that impose a personal income tax or that impose entity level taxes to which the Partnership could be subject. It is a Unitholders responsibility to file all United States federal, foreign, state and local tax returns.

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

The Partnership may adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the General Partner and the Unitholders. The IRS may successfully challenge this treatment, which could adversely affect the value of Common Units.

When the Partnership issues additional units or engages in certain other transactions, the Partnership will determine the fair market value of its assets and allocate any unrealized gain or loss attributable to its assets to the capital accounts of Unitholders and the holders of the incentive distribution rights. The Partnership’s methodology may be viewed as understating the value of its assets. In that case, there may be a shift of income, gain, loss and deduction between certain Unitholders and the General Partner, which may be unfavorable to such Unitholders. Moreover, subsequent purchasers of Common Units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to Partnership tangible assets and a lesser portion allocated to Partnership intangible assets. The IRS may challenge Partnership methods, or allocations of the Section 743(b) adjustment attributable to Partnership tangible and intangible assets, and allocations of income, gain, loss and deduction between the General Partner and certain Unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to Unitholders. It also could affect the amount of gain from the Unitholders’ sale of Common Units and could have a negative impact on the value of the Common Units or result in audit adjustments to the Unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of Partnership capital and profits interests during any 12-month period will result in the termination of the Partnership for federal income tax purposes.

On November 17, 2010, the Partnership issued 12,724,019 new Common Units to Central Energy, LP for cash, which does not constitute a technical termination of the Partnership as a result of the exemption provided by Treas. Reg. § 1.708-1(b)(2). On May 26, 2011, Central Energy, LP distributed 12,469,535 of the newly-issued Common Units to its limited partners (as required by its limited partnership agreement). As a result of this distribution, the Partnership experienced a technical termination under Treas. Reg. § 1.708-1(b)(1)B). As a result, the Partnership requested an extension from the IRS for filing its tax return for the period from January 1, 2011 to May 26, 2011 in order to identify its Limited Partners during that time period. On February 9, 2012, the IRS granted an extension for filing the return for the shortened period to September 15, 2012. The IRS has announced a relief procedure whereby a publicly traded partnership that has technically terminated can request publicly traded partnership termination relief. If, upon application, the IRS grants such relief, the partnership will only have to provide one Schedule K-1 to Unitholders for the year notwithstanding two partnership tax years. The Partnership is in the process of filing for such relief.

Compliance with and changes in tax laws could adversely affect our performance.

The Partnership is subject to extensive tax laws and regulations, including federal, state, and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

Item 1B. Unresolved Staff Comments.

None.

Item 3. Legal Proceedings.

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional. Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case. A trial date has been set for April 23, 2012.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case. A trial date has been set for April 23, 2012.

TransMontaigne Dispute

Rio Vista Operating Partnership L.P. (“RVOP”) is a subsidiary of the Partnership which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (the “LPG Assets”) to it by Penn Octane Corporation upon formation of the Partnership. It sold all of the LPG Assets to TransMontaigne in two separate transactions. The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006. In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico. The Purchase and Sale Agreement dated December 26, 2007 (the “Purchase and Sale Agreement”) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances. RVOP has received demands for indemnification dated December 17, 2008, December 31, 2008, March 17, 2009, May 12, 2009, May 18, 2009, March 18, 2010, September 22, 2010 and January 24, 2011 (the “Indemnification Notices”) seeking reimbursement from RVOP for $775,000 in claims relating to working capital adjustments and indemnification obligations as prescribed under the Purchase and Sale Agreement. In addition to the aforementioned claims, the January 24, 2011 Indemnification Notice included a demand for indemnification based on a lawsuit filed by MCAR Development against Razorback, LLC, a subsidiary of TransMontaigne, on January 4, 2011, which lawsuit demands payment of damages resulting from a pipeline meandering outside the recorded pipeline easement. Razorback had requested that RVOP assume the defense of the litigation and provide indemnification to Razorback. RVOP did not agree to assume the defense of the litigation but is cooperating with TransMontaigne in its defense of the litigation.

RVOP intends to work with TransMontaigne to define the scope of the adjustments contained in the Indemnification Notices to an amount which RVOP considers to be more realistic and which also considers RVOP offsets to the amounts already presented by TransMontaigne. Any amount which may subsequently be agreed to by TransMontaigne and RVOP shall first be charged to the $500,000 Holdback provided for in the Purchase and Sale Agreement, and also is subject to the $1,000,000 limitation indemnification. RVOP has accrued a reserve of approximately $283,000 for potential future obligations in addition to the Holdback. RVOP’s management believes that the amount of the TransMontaigne claim will be resolved within the amounts provided.

Terminal Operator Status of Regional Facility

In May 2011, Regional was contacted by the IRS regarding whether its Hopewell, Virginia facility would qualify as a “terminal operator” which handles “taxable fuels” and accordingly is required to register through a submission of Form 637 to the IRS. Code Section 4101 provides that a “fuel terminal operator” is a person that (a) operates a terminal or refinery within a foreign trade zone or within a customs bonded storage facility or, (b) holds an inventory position with respect to a taxable fuel in such a terminal. In June 2011, an agent of the IRS toured the Hopewell, Virginia facility and notified the plant manager verbally that he thought the facility did qualify as a “terminal operator.” As a result, even though Regional disagrees with the IRS agent’s analysis, it elected to submit, under protest, to the IRS a Form 637 registration application in July 2011 to provide information about the Hopewell facility. Regional believes that its Form 637 should be rejected by the IRS because (1) the regulations do not apply to Regional’s facility, (2) the items stored do not meet the definition of a “taxable fuel” and (3) there were no taxable fuels being stored or expected to be stored in the foreseeable future that would trigger the registration requirement. To date, Regional has not received a response with respect to its Form 637 submission or arguments that it is not subject to the Requirements. Should the IRS find Regional to be a fuel terminal operator as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material. Also in such case, the management of Regional does not expect that there will be any retroactive penalties assessed as a result of previously not applying and filing as a terminal operator, though management does expect that Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

The Partnership may be involved with other proceedings, lawsuits and claims in the ordinary course of its business. We believe that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect our consolidated financial results.

Item 4. Mining Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Common Units and Distributions

The Common Units representing a Unitholder’s interest in the Partnership began trading on the NASDAQ National Market under the symbol “RVEP” on October 1, 2004. Effective March 1, 2010, the Common Units were removed from listing on NASDAQ as a result of the Partnership’s failure to file timely the reports required by federal securities laws and meet the listing requirements of NASDAQ, including the market value of our Common Units, Partners’ equity and the minimum bid price for our Common Units. As a result, our Common Units are listed to trade on the over-the-counter market with Pink OTC Market, Inc.

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

	LOW	HIGH
The year ended December 31, 2011:
First Quarter	$0.15	$0.44
Second Quarter	$0.06	$0.45
Third Quarter	$0.15	$0.35
Fourth Quarter	$0.17	$0.35

	LOW	HIGH
The year ended December 31, 2010:
First Quarter	$0.15	$0.60
Second Quarter	$0.15	$0.38
Third Quarter	$0.16	$0.35
Fourth Quarter	$0.18	$0.50

On March 15, 2012, the closing bid price of the Common Units as reported on the over-the-counter market by Pink OTC Market, Inc. was $0.29 per Common Unit. On March 15, 2012, the Partnership had 15,866,482 Common Units outstanding and approximately 252 holders of record of the Common Units.

The Partnership has not made distributions to its Unitholders or the General Partner since August 18, 2008 for the quarter ended June 30, 2008, and the Partnership does not have sufficient available cash to make the quarterly distribution of $0.25 per Common Unit or any other amount to its Partners for the year ended December 31, 2011. Similarly, the Partnership does not foresee the ability to make distributions of $0.25 per Common Unit or any other amount to its Partners. Currently the General Partner has exhausted its initial cash reserves, and Regional’s operating cash flow is limited to cash available from Regional’s operations. The use of Regional’s available cash from operations is restricted as a result of the debt covenants associated with the RZB Loan Agreement, the debt facility put in place at the time of the Partnership’s acquisition of Regional (referred to as the “RZB Loan”), the tax obligations of Regional and required maintenance of its facilities. As a result, after Partnership expenses, there is no cash available for distribution to the Partners. Furthermore, the General Partner anticipates that any financing of its next acquisition will include some form of limitation on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on the Partnership’s current cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011 until a quarter established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries. The impact of these amendments is that Unitholders are not entitled to receive any “Common Unit Arrearage” or “Cumulative Common Unit Acreages” with respect to the quarter ended September 2008 through a date established by the Board of Directors of the General Partner.

The General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and the additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with its next acquisition since the financing of an acquisition may involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

Recent Sales of Unregistered Securities

On November 17, 2010, the Partnership sold 12,724,019 newly-issued Common Units to Central Energy LP for $3,950,291 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane Corporation and Central Energy LP. In addition, Penn Octane Corporation sold its 100% interest in Central Energy GP LLC, the general partner of the Partnership, for $149,709. The proceeds received by Penn Octane Corporation from the sale were contributed to Central Energy GP LLC, which in turn immediately contributed the same funds to the Partnership. The Partnership utilized $1,200,000 of the proceeds from the transaction to settle all amounts owing to Penn Octane by the Partnership and the General Partner, $2,200,000 of the proceeds to pay transaction costs and to settle certain outstanding obligations of the Partnership at the time of the sale and $700,000 for working capital. Central Energy, LP was obligated, under the terms of its limited partnership agreement, to distribute all of the newly-issued Common Units of the Partnership and the GP Interests which it acquired in such transaction to its Unitholders.

On May 26, 2011, Central Energy, LP distributed the newly-issued Common Units to its limited partners. As a result, Cushing MLP Opportunity Fund I L.P. (the “Cushing Fund”) holds 7,413,013 Common Units of the Partnership (46.7%) and Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.4%). Messrs. Anbouba and Montgomery were not distributed any Newly Issued Common Units from Central Energy, LP. In September 2011, Central Energy, LP distributed the GP Interests in the General Partner to its limited partners. As a result, the Cushing Fund holds 25.0% of the GP Interests and Messrs. Anbouba and Montgomery each own 30.17% of the GP Interests. Each of Messrs. Anbouba and Montgomery and the Cushing Fund are deemed to be control members of the General Partner. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuances did not involve any public offering of securities.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Partnership’s liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Partnership and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2010) refer to the Partnership’s fiscal year ending December 31.

Current Assets and Operations

Regional Acquisition

On July 27 2007, the Partnership acquired the business of Regional. The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships, and barges into approximately 10 million gallons of available storage tanks. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region. The company also operates a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots.

The Partnership funded the acquisition of Regional using the proceeds of a $5 million loan from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (the “RZB Loan”), the proceeds from a $2.5 million loan from the Partnership, the issuance of a $1 million note to the seller and available cash. The seller’s note was satisfied in full on August 27, 2009 in connection with the settlement of a dispute regarding adjustments due on the purchase price of Regional by the Partnership. A significant portion of the RZB Loan is still due and payable, and the loan from the Partnership is still outstanding and due on demand. Please see “Item 8. Financial Statements and Supplementary Data - Note F to the Audited Consolidated Financial Statements” for further details regarding the RZB Loan.

Recent Developments

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP, as successor in interest to Central Energy, LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement dated May 25, 2010, as amended. At closing, the Partnership sold the 12,724,019 newly-issued Common Units (the “Newly Issued Common Units”) to Central Energy, LP for $3,950,291 and Penn Octane sold 100% of the limited liability company interests in the General Partner (the “GP Interest”) to Central Energy, LP for $149,709 (the “Sale”). The proceeds received by Penn Octane from the sale were contributed to Central Energy GP LLC, which in turn immediately contributed the same funds to the Partnership. The Partnership utilized $1,200,000 of the proceeds from the transaction to settle all amounts owing to Penn Octane by the Partnership and the General Partner, and $2,200,000 of the proceeds to pay transaction costs and to settle certain outstanding claims and contingent obligations of the Partnership at the time of the sale, and $700,000 for working capital. As a result of the completion of the Sale, all control in the General Partner transferred to Central Energy, LP.

Effective November 17, 2010, the Partnership commenced conducting business in Dallas, Texas. As a result, it entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, a director and co-chief executive officer of the General Partner, AirNow Compression Systems, LTD. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California. Mr. Bothwell is a resident of California and lives near El Segundo.

Central Energy, LP was obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units of the Partnership and the membership interests in the General Partner to its limited partners. The Newly-issued Common Units were distributed to the limited partners of Central Energy, LP on May 26, 2011 and the GP Interests held by Central Energy, LP were distributed to its limited partners in September, 2011. As a result, Cushing MLP Opportunity Fund I L.P. holds 7,413,013 Common Units of the Partnership (46.7%) and Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.4%). The Cushing Fund also holds 25% of the GP Interests. Messrs. Anbouba and Montgomery each hold 30.17% of the GP Interests. Messrs. Anbouba and Montgomery do not hold any Common Units. Given their respective ownership interests, Messrs. Anbouba and Montgomery and the Cushing Fund are each deemed a controlling member of the General Partner.

In connection with the name change of the Partnership, as approved in December, 2010, management applied for a new trading symbol for the Partnership’s Common Units in early 2011. On March 30, 2011, the Partnership was notified by FINRA that its Common Units would trade under a new ticker symbol – “ENGY” – commencing with the opening of the trading markets on March 31, 2011 (previous ticker symbol was “RVEP”). The new ticker symbol better reflects the Partnership’s focus on the energy business, rather than the actual name under which it conducts its business.

On October 12, 2011, the General Partner notified Burton McCumber & Cortez, L.L.P., that it was being dismissed as the auditing firm of the Partnership and the General Partner. The determination to change auditing firms did not result from any disagreement or dissatisfaction with Burton McCumber & Cortez. On October 18, 2011, the General Partner retained the services of Montgomery Coscia & Greilich LLP, Certified Public Accountants, to (i) audit the consolidated financial statements of the Partnership and Regional as of December 31, 2011 and 2012 and (ii) review the Partnership’s unaudited quarterly financial information for the quarter ended September 30, 2011 and each of the quarters ended March 31, June 30 and September 30, 2012. The decision to dismiss Burton McCumber & Cortez and retain a new auditing firm was the result of a review initiated by the Audit Committee of the Board of Directors of the General Partner. See “Item 10. Managers, Executive Officers and Corporate Governance – Audit Committee” for additional information regarding the change of auditors.

In late October, 2011, the Partnership entered into an agreement with Computershare Trust Company, N.A., the transfer agent and registrar for the Partnership’s Common Units, to record stock ownership and transfer Common Units utilizing the Direct Registration System (the “DRS”). DRS is an electronic system for recording and transferring ownership of securities. Computershare maintains an electronic registry of owners of Partnership Common Units. When a Unitholder transfers or sells Common Units, the transaction takes place electronically without the need to move certificates evidencing the Common Units. The Partnership elected to utilize this service in order to (i) eliminate the risk of loss, theft or destruction of paper certificates, (ii) eliminate the expense associated with replacing lost certificates, (iii) improving the speed of settlement of stock transfers, and (iv) saving the Partnership the cost of printing and mailing certificates. Unitholders may convert their certificated Common Units to electronic format by sending certificates to Computershare together with a Transaction Request Form available at Computershare’s website at www-us.computershare.com/Investors/FormsCatal.

Effective November 1, 2011, the Co-Executive Officers of the General Partner, Messrs. Anbouba and Montgomery agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing its operations to obtain the funds needed by the Partnership to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. The Partnership has looked at several different financing scenarios to date, each involving the acquisition of additional assets, to meet its future capital needs. None of these acquisitions has been successfully completed. As a result, management has commenced discussions to refinance the Regional assets in order to obtain additional working capital for Partnership operations. Management continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. It is anticipated that the payment of compensation to the General Partner’s executive officers will be reinstated in the second half of 2012.

Effective January 18, 2012, Regional entered into a Vehicle Maintenance Agreement (the “Maintenance Agreement”) with Penske for the maintenance of its owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, tire replacement, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. Regional is obligated to maintain liability insurance coverage on all vehicles naming Penske as a co-insured and indemnify Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement.

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske Truck Leasing Co., L. P. (“Penske”) for the outsourcing of 20 new tractors (the “New Tractors”) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the New Tractors to Penske (the “Lease Agreement”). Under the terms of the Lease Agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s used tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. The term of the agreement is 36 months. Penske is also obligated to provide road-side service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional.

The term of the Lease Agreement is for 7 years. The New Tractors are to be delivered by Penske on a schedule to be determined by the parties. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

The Lease Agreement can be terminated by Penske upon an “event of default” by Regional. An event of default includes (i) failure by Regional to pay timely any lease charges when due or maintain insurance coverage as required by the Lease Agreement, (ii) any representation or warranty of Regional is incorrect in any material respect, (iii) Regional fails to remedy any non-performance under the agreement within five (5) days of written notice from Penske, (iv) Regional or any guarantor of its obligations becomes insolvent, makes a bulk transfer or other transfer of all or substantially all of its assets or makes an assignment for the benefit of creditors or (v) Regional files for bankruptcy protection or any other proceeding providing for the relief of debtors. Penske may institute legal action to enforce the Lease Agreement or, with or without terminating the Lease Agreement, take immediate possession of the New Trucks wherever located or, upon five (5) days written notice to Regional, either require Regional to purchase any or all of the New Tractors or make the “alternative payment” described below. In addition, Regional is obligated to pay all lease charges for all such New Tractors accrued and owing through the date of the notice from Penske as described above. Penske’s ability to require Regional to purchase the New Truck fleet or make the “alternative payment” would place a substantial financial burden on Regional.

The Lease Agreement can also be terminated by either party upon 120 days written notice to the other party as to any New Truck subject to the agreement on any annual anniversary of such tractor’s in-service date. Upon termination of the Lease Agreement by either party, Regional shall, at Penske’s option, either acquire the New Tractor that is the subject of the notice at the non-depreciated value of such tractor, or pay Penske the “alternative payment.” The “alternative payment” is defined in the Lease Agreement as the difference, if any, between the fair market value of the New Tractor and such tractor’s “depreciated Schedule A value” ($738 per month commencing on the in-service date of such tractor). If the Lease Agreement is terminated by Penske and Regional is not then in default under any term of the Lease Agreement, Regional is not obligated to either acquire the New Tractor that is the subject of the termination or pay Penske the “alternative payment” as described above.

Regional is in the process of preparing to sell its remaining owned tractor fleet which will become idle upon delivery of the New Tractors, except for several owned tractor units to be retained and used for terminal site logistics. Regional expects to use the proceeds from the sale of the owned tractors to make upgrades to its storage, barge and rail facilities, to cover estimated taxes resulting from gains on the sale of the tractors and for working capital. In connection with the execution of the Lease Agreement, RB International Finance (USA) LLC, whom currently has a priority lien on Regional’s owned tractors, consented to Regional’s execution of the Lease Agreement and also approved of the intended sale of the owned fleet and the use of proceeds to be received from the sale of the owned fleet as described above.

As a result of entering into the Lease Agreement and the Vehicle Maintenance Agreement, Regional will no longer provide maintenance for either the New Tractors or its owned tractor and tanker fleet. Regional expects that the annual costs related to the future operation of the transportation fleet, including savings from fuel efficiencies and reduced maintenance costs, will be reduced from historical amounts.

Results of Operations

The results of operations from continuing operations during the years ended December 2010 and 2011 reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Continuing Operations

(All amounts in thousands.)

	Year ended December 31, 2011			Year ended December 31, 2010			Year ended December 31, 2009
	Regional Enterprises	Corporate/ Other	Total	Regional Enterprises	Corporate/ Other	Total	Regional Enterprises	Corporate/ Other	Total
Revenues	$6,843	$—	$6,843	$6,323	$25	$6,348	$6,776	$163	$6,939
Cost Of Goods Sold	$4,798	$—	$4,798	$4,794	$-	$4,794	$5,316	$-	$5,316
Gross Profit	$2,045	$—	$2,045	$1,529	$25	$1,554	$1,460	$163	$1,623
Selling, General and Administrative Expenses	$1,954	$1,389	$3,343	$1,083	$1,141	$2,224	$2,539	$549	$3,088
Operating Income (loss)	$92	$(1,389)	$(1,297)	$446	$(1,116)	$(670)	$(1,079)	$(386)	$(1,465)
Interest Expense, net	$(189)	$—	$(189)	$(501)	$(17)	$(518)	$(628)	$(13)	$(641)
Settlement of liabilities	$—	$—	$—	$-	$2,308	$2,308	$-	$-	$-
Income (Loss) From Continuing Operations Before Taxes	$(97)	$(1,389)	$(1,486)	$(55)	$1,175	$1,120	$(1,707)	$(399)	$(2,106)
Provision (benefit) for Income Taxes	$(118)	$—	$(118)	$(19)	$-	$(19)	$(980)	$-	$(980)
Income (Loss) From Continuing Operations	$21	$(1,389)	$(1,368)	$(36)	$1,175	$1,139	$(727)	$(399)	$(1,126)

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Changes Year ended December 31, 2011 compared to Year ended December 31, 2010

(all amounts in thousands)

	Regional Enterprises (b)	Corporate / Other	Total
Revenues	$519	$(24)	$495
Cost Of Goods Sold	$3	$—	$3
Gross Profit	$516	$(24)	$492
Selling, General And Administrative Expenses	$870	$249	$1,119
Operating Income (Loss)	$(354)	$(273)	$(627)
Interest Expense, net	$312	$17	$329
Settlement of liabilities	$—	$(2,308)	$(2,308)
Income (loss) From Continuing Operations Before Taxes	$(42)	$(2,563)	$(2,606)
Provision (Benefit) For Income Taxes	$(99)	$—	$(99)
Income (loss) From Continuing Operations	$56	$(2,563)	$(2,507)

Revenues. Regional’s revenues for 2011 were $6.8 million compared to $6.3 million for 2010, an increase of $0.5 million (8.2%). The increase was principally due to increased thru-put volumes under storage rental contracts, increased terminal activities and increased trucking during the year ended December 31, 2011 over the same period one year earlier.

Cost of Goods Sold. Regional’s cost of goods sold for 2011 were $4.8 million compared to $4.8 million for 2010. There was not a corresponding increase in costs of goods sold based on the increase in revenues during the year ended December 31, 2011, as a result of a major portion of the revenue increase occurring within the terminal, which compared to hauling, costs substantially less to operate. In addition, a newly implemented pay structure for drivers involved in hauling, which was in effect as of January 1, 2011, led to an overall reduction in associated payroll costs over the 12 months ended December 31, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for Regional during 2011 were $2.0 million compared to $1.1 million for 2010, an increase of $0.9 million. This substantial increase was the result of higher allocations of costs from the Partnership and increased professional fees during the year ended December 31, 2011 compared with the year ended December 31, 2010. The increased professional fees were associated with our Comprehensive Annual Report on Form 10-K for the years ended December 31, 2009 and December 31, 2010 and quarterly reports on Form 10-Q for the quarters March 31, 2011, June 30, 2011 and September 30, 2011 (which reports were not filed during 2010) and tax compliance services for the years ended December 31, 2008, 2009 and 2010. The increase in SG&A for the Partnership during 2011 compared to the same period one year earlier was $0.2 million as a result of the increase in salaries and professional fees associated with Partnership, which amount was partially offset by the allocation of costs to Regional and reduced reserves related to penalties for late filing of federal and state tax returns for the year ended December 31, 2011.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Changes Year ended December 31, 2010 compared to Year ended December 31, 2009

(all amounts in thousands)

	Regional Enterprises	Corporate/ Other	Total
Revenues	$(452)	$(139)	$(591)
Cost Of Goods Sold	$(521)	-	$(521)
Gross Profit	$70	$(139)	$(69)
Selling, General And Administrative Expenses	$(1,454)	$589	$(865)
Operating Income (Loss)	$1,525	$(729)	$795
Interest Expense, Net	$127	$(5)	$122
Settlement of liability	$-	$2,308	$2,308
Income (loss) From Continuing Operations Before Taxes	$1,652	$1,574	$3,226
Provision (Benefit) For Income Taxes	$960	$-	$960
Income (loss) From Continuing Operations	$692	$1,574	$2,266

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

Liquidity and Capital Resources

At the present time, the Partnership’s sole operating subsidiary is Regional. Cash flow from the Partnership’s current and future operating subsidiaries are intended to fund the various costs incurred by the General Partner in operating the Partnership (including the compliance costs associated with being a publicly-registered entity), acquisition costs (including costs associated with identifying and valuing acquisition targets, performing due diligence reviews and documenting a potential transaction) and other governance activities associated with a publicly-traded entity. At the time of the Sale, the General Partner anticipated the need for cash reserves sufficient to allow the Partnership to regain compliance with its delinquent tax and financial reporting requirements and to fund general overhead for a reasonable period of time while it identified and completed the acquisition of additional assets that would provide sufficient liquidity to fund its future operations and the ongoing overhead costs described above. As described in the previous paragraph, the General Partner has not completed an acquisition of additional assets.

Currently the Partnership and the General Partner have exhausted their available cash reserves, and Regional relies solely on its cash flow from operations to fund payments required on the RZB Note, its tax obligations and the required maintenance of its facilities. The use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is restricted as a result of the debt covenants associated with the RZB Loan Agreement, the debt facility put in place at the time of the Partnership’s acquisition of Regional (the “RZB Loan”), and the agreement to subordinate the payment of all intercompany receivables and loans to the RZB Note. Currently, there is no cash available for distribution to the Partners. At December 31, 2011, the Partnership had unpaid third-party obligations totaling $5,965,000 and contingent liabilities, including accrued and unpaid taxes by Regional and estimated penalties related to the late filing of the Schedules K-1 for the tax years 2008 and 2009, of $1,315,000. The Partnership also had intercompany obligations to the General Partner for cash advances of $1,035,000.

The Partnership is currently exploring several options to obtain additional working capital, including a refinancing of the RZB Loan in an amount which would provide additional working capital sufficient to cover the ongoing overhead expenses of the Partnership and the General Partner (including unpaid salaries, expense reimbursements and professional fees) for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. Regional is also preparing to sell the excess owned tractors which will become idle upon delivery of the newly leased tractors stemming from Regional’s leasing a new tractor fleet from Penske Truck Leasing LLC. RZB has consented to Regional using the proceeds from the sale of these tractors to fund allocable overhead from the Partnership, make improvements in its barge, rail and/or tank facilities and/or payment of estimates taxes resulting from gains which are expected from the sale of owned fleet described above. Management also continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. Until such time as additional cash reserves are obtained by the Partnership, its ability to pursue additional acquisition transactions will be adversely impacted. There can be no assurance that the Partnership will be able to refinance the RZB Loan, complete an accretive acquisition or otherwise find additional sources of working capital. Should the Partnership fail to obtain the needed working capital in the near future, it will be forced to take alternative action, such as the sale of assets or liquidation.

Due to the Partnership’s and the General Partner’s lack of liquidity, effective November 1, 2011, the Co-Executive Officers of the General Partner agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining the funds needed to conduct its operations. Effective January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since June 2011. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2011 or Rover Technologies LLC since June 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization. Management intends to resume compensation to the executive officers and satisfy outstanding expense reimbursements to the executive officers and/or their affiliates upon completion of the recapitalization.

Management believes that the future completion of any acquisition will require the use of then available Partnership resources, third-party debt and/or proceeds from the issuance of new securities by the Partnership, or a combination thereof. Management does not expect that it will complete an acquisition before the second half of 2012. There is no assurance that management will be successful in completing an acquisition. If an acquisition is completed, management expects that the terms of any related financing will contain some form of restriction on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on the Partnership’s current cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011 until a quarter established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

In addition to elimination of the obligation to make payments of any unpaid minimum quarterly distributions until a date established by its Board of Directors, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted in to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and the additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with its next acquisition since the financing of an acquisition may involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit. Please see the section “Future Operations” below for a further explanation of the Partnership’s plans with respect to growth through acquisitions.

The General Partner has the right, at any time when Unitholders have received distributions for each of the four most recently completed quarters and the amount of each such distribution did not exceed the adjusted operating surplus of the Partnership for such quarter, to reset the minimum quarterly distribution and the target distribution levels based on the average of the distributions actually made for the two most recent quarters immediately preceding the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If the General Partner elects to reset the target distribution levels, the holder of the incentive distribution rights will be entitled to receive their proportionate share of a number of Common Units derived by dividing (i) the average amount of cash distributions made by the Partnership for the two full quarters immediately preceding the reset election by (ii) the average of the cash distributions made by the Partnership in respect of each Common Unit for the same period. Our General Partner will also be issued the number of general partner units necessary to maintain its 2% general partner’s interest in the Partnership that existed immediately prior to the reset election at no cost to the General Partner. We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per Common Unit without such conversion. It is possible, however, that our General Partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued Common Units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our Unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new Common Units and general partner interests in connection with resetting the target distribution levels. Additionally, our General Partner has the right to transfer our incentive distribution rights at any time, and such transferee shall have the same rights as the General Partner relative to resetting target distributions if our General Partner concurs that the tests for resetting target distributions have been fulfilled.

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

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (the “IRS Installment Agreement”) with the Internal Revenue Service (the “IRS”) for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional was required to pay $60,000 upon entering into the IRS Installment Agreement and $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, has been paid in full. In addition to the $384,000 the IRS Installment Agreement provides for, the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010 is to be added to the balance outstanding under the IRS Installment Agreement at such time that those balances outstanding are formally assigned for collection within the IRS. The IRS can cancel the IRS Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested. Regional paid all taxes due and owing to the IRS for the tax period July 28, 2007 to December 31, 2007 prior to entering into the IRS Installment Agreement.

During 2009, the Partnership allocated expenses to Regional for the period years 2008 and 2009. The amount of the allocated expenses for those periods totaled $1,100,000. During the three months ended March 31, 2011, the Partnership allocated additional expenses to Regional of $419,000 for the period from July 28, 2007 to December 31, 2007. Regional has amended its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which management believes will eliminate the $198,000 amount referred to above.

During the year ended December 31, 2011, Regional has accrued estimated taxes owed for the period in the amount of $157,000 but has not made any estimated tax payments to the IRS. As a result, Regional is subject to penalties for such period, if payment is not made timely. At the present time, Regional does not have the cash necessary to make such tax payments and, in the event Regional does not generate sufficient cash to make such payment, it intends to obtain an IRS installment agreement for the payment of such taxes.

Late Filings and Delivery of Schedules K-1 to Unitholders

The Partnership does not file a consolidated tax return with Regional since this wholly-owned subsidiary is a C corporation. The Partnership failed to file timely its federal and state partnership tax returns for the periods from January 1, 2008 through December 31, 2008 (the “2008 Tax Year”) and January 1, 2009 through December 31, 2009 (the “2009 Tax Year”). It filed the federal tax returns for the 2008 Tax Year and the 2009 Tax Year on June 14, 2011. The Partnership’s federal tax return for the period January 1, 2010 to December 31, 2010 (the “2010 Tax Year”) was filed timely on August 3, 2011. On September 13, 2011, the IRS has notified the Partnership that it intends to audit its federal tax returns for 2008 Taxable Year and the 2009 Taxable Year.

The Partnership also failed to deliver timely the appropriate Schedules K-1 to Unitholders associated with the 2008 Tax Year and the 2009 Tax Year. The Partnership delivered the delinquent Schedules K-1 for such tax periods to Unitholders on June 23, 2011. On August 4, 2011, it also distributed Schedules K-1 for the 2010 Tax Year. The Partnership expects to deliver Schedules K-1 for the 2011 Tax Year to its Unitholders by the required due date, which is April 15, 2012 unless the Partnership applies for an automatic extension to September 15, 2012. However, there is no certainty that the Schedules K-1 for the 2011 Tax Year will be completed and delivered timely to Unitholders by the Partnership due its lack of operating capital.

The Internal Revenue Code of 1986, as amended (the “Code”), provides for penalties to be assessed against “pass-through entities,” such as the Partnership, in connection with the late filing of federal partnership tax returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership tax returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns where “reasonable cause” resulted in such late filings. In August 2011, the IRS notified the Partnership that its calculation of penalties for the 2008 Tax Year and the 2009 Tax Year total approximately $2.5 million. The Partnership estimates that its maximum aggregate state tax penalty exposure is $940,000. The State of California notified the Partnership in February 2012 that its calculation of penalties owing to California for the 2008 Tax Year and the 2009 Tax Year total approximately $137,000. The Partnership has accrued a total of $1,122,000 through December 31, 2011 as its estimate of the penalty exposure related to its failure to file timely its federal and state tax returns for the tax years 2008 and 2009.

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. During September 2011, the Partnership received notice from the IRS that is was opening an administrative procedure to audit the 2008 and 2009 tax returns of the Partnership and Central Energy GP LLC. To date, the Partnership has yet to receive a response from the IRS regarding its waiver request. In the event the Partnership does not receive a favorable response, it intends to seek additional remedies including exhaustion of all taxpayer appeal rights. The Partnership would also be entitled to pursue other avenues of relief. Since filing the delinquent 2008 and 2009 state partnership tax returns, the Partnership has also (i) submitted a request for abatement of penalties based on reasonable cause and/or (ii) applied for participation into first offender programs which provide relief of the penalties to those states which impose significant penalties for late filing of state returns.

The IRS has taken a much stronger position against the taxpayer relief provisions of the Code during 2011. There can be no assurance that the Partnership’s request for relief from the federal tax penalties will be approved by the IRS or that the Partnership’s estimate of its penalty exposure is accurate. The Partnership does not currently have the financial resources to pay the penalties that may be assessed by the IRS or any state.

Disputes

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional. Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case. A trial date has been set for April 23, 2012.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case. A trial date has been set for April 23, 2012.

TransMontaigne Dispute

Rio Vista Operating Partnership L.P. (“RVOP”) is a subsidiary of the Partnership which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (the “LPG Assets”) to it by Penn Octane Corporation upon formation of the Partnership. It sold all of the LPG Assets to TransMontaigne in two separate transactions. The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006. In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico. The Purchase and Sale Agreement dated December 26, 2007 (the “Purchase and Sale Agreement”) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances. RVOP has received demands for indemnification dated December 17, 2008, December 31, 2008, March 17, 2009, May 12, 2009, May 18, 2009, March 18, 2010, September 22, 2010 and January 24, 2011 (the “Indemnification Notices”) seeking reimbursement from RVOP for $775,000 in claims relating to working capital adjustments and indemnification obligations as prescribed under the Purchase and Sale Agreement. In addition to the aforementioned claims, the January 24, 2011 Indemnification Notice included a demand for indemnification based on a lawsuit filed by MCAR Development against Razorback, LLC, a subsidiary of TransMontaigne, on January 4, 2011, which lawsuit demands payment of damages resulting from a pipeline meandering outside the recorded pipeline easement. Razorback had requested that RVOP assume the defense of the litigation and provide indemnification to Razorback. RVOP did not agree to assume the defense of the litigation but is cooperating with TransMontaigne in its defense of the litigation.

RVOP intends to work with TransMontaigne to define the scope of the adjustments contained in the Indemnification Notices to an amount which RVOP considers to be more realistic and which also considers RVOP offsets to the amounts already presented by TransMontaigne. Any amount which may subsequently be agreed to by TransMontaigne and RVOP shall first be charged to the $500,000 Holdback provided for in the Purchase and Sale Agreement, and also is subject to the $1,000,000 limitation indemnification. RVOP has accrued a reserve of approximately $283,000 for potential future obligations in addition to the Holdback. RVOP’s management believes that the amount of the TransMontaigne claim will be resolved within the amounts provided.

Terminal Operator Status of Regional Facility

In May 2011, Regional was contacted by the IRS regarding whether its Hopewell, Virginia facility would qualify as a “terminal operator” which handles “taxable fuels” and accordingly is required to register through a submission of Form 637 to the IRS. Code Section 4101 provides that a “fuel terminal operator” is a person that (a) operates a terminal or refinery within a foreign trade zone or within a customs bonded storage facility or, (b) holds an inventory position with respect to a taxable fuel in such a terminal. In June 2011, an agent of the IRS toured the Hopewell, Virginia facility and notified the plant manager verbally that he thought the facility did qualify as a “terminal operator.” As a result, even though Regional disagrees with the IRS agent’s analysis, it elected to submit, under protest, to the IRS a Form 637 registration application in July 2011 to provide information about the Hopewell facility. Regional believes that its Form 637 should be rejected by the IRS because (a) the regulations do not apply to Regional’s facility, (b) the items stored do not meet the definition of a “taxable fuel” and (c) there were no taxable fuels being stored or expected to be stored in the foreseeable future that would trigger the registration requirement. To date, Regional has not received a response with respect to its Form 637 submission or arguments that it is not subject to the Requirements. Should the IRS find Regional to be a fuel terminal operator as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the associated costs associated with compliance are not expected to be material. Also in such case, the management of Regional does not expect that there will be any retroactive penalties assessed as a result of previously not applying and filing as a terminal operator, though management does expect that Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

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

On July 27, 2008, the RZB Loan Agreement was amended whereby the maturity date of the RZB Note was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, the Partnership entered into a third amendment to the RZB Loan Agreement (the “Third Amendment”). Under the terms of the Third Amendment, the maturity date of the note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, was required to be in excess of $3.3 million. In addition, the Third Amendment required the Partnership to repay $1.0 million of the RZB Note. Effective January 1, 2009, Penn Octane agreed to loan the Partnership the $1.0 million of cash collateral held by RZB for purpose of making the required payment described above. During February 2009, the Partnership entered into a fourth amendment to the RZB Loan Agreement which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, the Partnership entered into a fifth amendment to the RZB Loan Agreement which extended the maturity date of the RZB Note through April 30, 2009. On June 19, 2009, the Partnership, Penn Octane, Regional and RVOP entered into a Sixth Amendment, Assumption of Obligations and Release Agreement with RZB. As a result of this amendment, Regional replaced the Partnership as the borrower on the loan agreement, and Penn Octane and RVOP were released from their respective obligations under their respective security agreements and as guarantors of the obligations under the RZB Loan Agreement. The maturity date of the RZB Note is now April 30, 2012, with Regional required to make monthly principal payments of $120,000 plus interest through March 2012 and $186,000 during April 2012. Under the terms of the sixth amendment, Regional can distribute up to $100,000 per month to the Partnership provided there are no events of default and required monthly principal payments have been made. Regional is required to maintain a consolidated net worth of $2.6 million.

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

On August 9, 2010, Regional received a “notice of default and reservation of rights” (“Default Notice 2”) from RZB in connection with the RZB Note. The Default Notice 2 was the result of Regional’s failure to pay, in accordance with Section 5.5 of the RZB Loan Agreement federal income taxes owing to the IRS to which certain penalties had accrued and the failure of Regional to provide the June 2010 monthly financial statements as prescribed under the RZB Loan Agreement.

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (“Eighth Amendment”) in connection with the RZB Loan Agreement. Under the terms of the Eighth Amendment, the RZB Loan Agreement was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Partnership upon consummation of the Sale, and makes it an event of default under the RZB Note if (i) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interest of Central Energy, LLC, the parent of Central Energy, LP, (ii) Central Energy, LLC ceases to own or control at least 51% of the membership interests of Central Energy GP LLC, the General Partner, or (iii) Central Energy, LLC ceases to be the sole general partner of Central Energy, LP .

Per the loan agreement with RZB, Regional is required to provide monthly financial statements to RZB and failure to provide these financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the note immediately due and payable. Regional did not provide the audited financial statements to RZB for either of the years ended in 2009 or 2010 until April 2011. RZB neither waived the violation nor notified Regional of an event of default. However, since the RZB Note could have been called any time after September 30, 2010, in accordance with ASC 470, the Company reclassified the RZB Note as current in the financial statements for the year 2010. At December 31, 2011, Regional is in full compliance under the RZB Note and has reclassified the long-term portion of the RZB Note.

Advances from General Partner

During the year ended December 31, 2011, the General Partner made cash advances to Central of $955,000 for the purpose of funding working capital pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to Central of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2012 is 1.2% per annum and such rate is adjusted monthly by the IRS under IRB 625. At March 15, 2012, the total amount of advances made by the General Partner to the Partnership was $1,035,000.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007, Regional issued to the Partnership a promissory note in the amount of $2,500,000 (the “Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The present balance on the note is approximately $3,608,000. Payment of this amount is subordinated to payment of the RZB Note.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership. These intercompany amounts are evidenced by book entries and bear interest at the rate of 10% annually from January 1, 2011. The present intercompany balance owed by Regional to the Partnership is approximately $1,070,000. This amount is due to the Partnership on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the RZB Note.

Material Agreements

Strategic Growth International

On May 28, 2008, the Partnership and Strategic Growth International (“SGI”) entered into a one year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, Penn Octane and the Partnership were each required to pay monthly fees of $9,000 per month. In addition, under the agreement between the Partnership and SGI, the Partnership granted SGI an option to purchase 50,000 Common Units of the Partnership at an exercise price of $12.00 per Common Unit. As a result of the cancellation, the number of Common Units issuable upon exercise of the option was reduced to 25,000. The option expired three years from the date of issuance.

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

During December 2010, the Board of Directors of the General Partner approved employment agreements with each of Messrs. Imad K. Anbouba and Carter R. Montgomery, the Co-chief Executive Officers of the General Partner. The terms of the employment agreements are essentially identical. During November 2011, Regional entered into an employment agreement with Daniel P. Matthews, its Vice President and General Manager. The provisions of the employment agreements of Messrs. Anbouba, Montgomery and Matthews are set forth in “Item 13 – Certain Relationships and Related Transactions and Direct or Independence – Certain Relationships and Related Transactions – Employment Agreements.”

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

Fuel Oil Agreement

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (the “Fuel Oil Agreement”). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. The agreement renews automatically for successive one-year terms unless terminated upon 365 days advance written notice by either party. Pursuant to the agreement, as amended, Regional agrees to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the Terminal Agreement was again amended whereby Regional was only required to provide one storage tank through May 2009 and one storage tank through November 30, 2011. The use of the storage tank can be renewed by the customer for an additional two years by providing six months prior notice to Regional. The customer has renewed the contract, which extends its term through November 30, 2013. In addition, under the newly amended Terminal Agreement, the customer pays an annual tank rental amount of approximately $308,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation.

#4 Oil Agreement

On January 7, 2009, Regional entered into a Terminal Agreement with Noble Oil Services, Inc. with an effective date of January 7, 2009 and an expiration date of January 6, 2012. The Terminal Agreement provided for the pricing, terms, and conditions under which Regional would provide terminal facilities and services to the customer for the receipt, storage and distribution of #4 Oil or vacuum gas oil. Pursuant to the agreement, the customer paid an annual tank rental amount of approximately $330,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew this contract.

VGO Agreement

On May 1, 2009, Regional entered into a Terminal Agreement with Noble Oil Services, Inc. with an effective date of May 1, 2009, as amended June 2, 2009, and June 10, 2009. The VGO Terminal Agreement expired January 6, 2012. The VGO Terminal Agreement provided for the customer to pay an annual tank rental amount of approximately $288,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew this contract.

Sodium Hydroxide Agreement

On September 27, 2007, Regional entered into a Terminal Agreement with Suffolk Solutions, an affiliate of Suffolk Sales with an effective date of June 1, 2008 and an expiration date of May 30, 2013. This Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide. Pursuant to the agreement, Regional agrees to provide two storage tanks, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $314,172, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. Regional also contracts with Suffolk to provide other transportation and trans-loading services of specialty chemicals.

#6 Oil Agreement

On March 1, 2012, Regional entered into a Services Agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of #6 oil. Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $360,000, plus loading and unloading fees. As part of the lease, Regional was required to make immediate modifications to the tank and barge line and will need to insulate the tank in the coming months.

Leases

Penske Truck Lease

Effective January 18, 2012, Regional entered into a Vehicle Maintenance Agreement (the “Maintenance Agreement”) with Penske Truck Leasing Co., L. P. (“Penske”) for the maintenance of its owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, tire replacement, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the agreement is 36 months. Regional is obligated to maintain liability insurance coverage on all vehicles naming Penske as a co-insured and indemnify Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement.

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (the “New Tractors”) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the New Tractors to Penske (the “Lease Agreement”). Under the terms of the Lease Agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide road-side service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional.

The term of the Lease Agreement is for 7 years. The New Tractors are to be delivered by Penske on a schedule to be determined by the parties. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

The Lease Agreement can be terminated by Penske upon an “event of default” by Regional. An event of default includes (i) failure by Regional to pay timely any lease charges when due or maintain insurance coverage as required by the Lease Agreement, (ii) any representation or warranty of Regional is incorrect in any material respect, (iii) Regional fails to remedy any non-performance under the agreement within five (5) days of written notice from Penske, (iv) Regional or any guarantor of its obligations becomes insolvent, makes a bulk transfer or other transfer of all or substantially all of its assets or makes an assignment for the benefit of creditors or (v) Regional files for bankruptcy protection or any other proceeding providing for the relief of debtors. Penske may institute legal action to enforce the Lease Agreement or, with or without terminating the Lease Agreement, take immediate possession of the New Trucks wherever located or, upon five (5) days written notice to Regional, either require Regional to purchase any or all of the New Tractors or make the “alternative payment” described below. In addition, Regional is obligated to pay all lease charges for all such New Tractors accrued and owing through the date of the notice from Penske as described above. Penske’s ability to require Regional to purchase the New Truck fleet or make the “alternative payment” would place a substantial financial burden on Regional.

The Lease Agreement can also be terminated by either party upon 120 days written notice to the other party as to any New Truck subject to the agreement on any annual anniversary of such tractor’s in-service date. Upon termination of the Lease Agreement by either party, Regional shall, at Penske’s option, either acquire the New Tractor that is the subject of the notice at the non-depreciated value of such tractor, or pay Penske the “alternative payment.” The “alternative payment” is defined in the Lease Agreement as the difference, if any, between the fair market value of the New Tractor and such tractor’s “depreciated Schedule A value” ($738 per month commencing on the in-service date of such tractor). If the Lease Agreement is terminated by Penske and Regional is not then in default under any term of the Lease Agreement, Regional is not obligated to either acquire the New Tractor that is the subject of the termination or pay Penske the “alternative payment” as described above.

Regional is in the process of preparing sell its remaining owned tractor fleet which will become idle upon delivery of the New Tractors, except for several owned tractor units to be retained and used for terminal site logistics. Regional expects to use the proceeds from the sale of the owned tractors to make upgrades to its storage, barge and rail facilities, to cover estimated taxes resulting from gains on the sale of the tractors and for working capital. In connection with the execution of the Lease Agreement, RZB, whom currently has a priority lien on Regional’s owned tractors, consented to Regional’s execution of the Lease Agreement and also approved of the intended sale of the owned fleet and the use of proceeds to be received from the sale of the owned fleet as described above.

As a result of entering into the Lease Agreement and the Vehicle Maintenance Agreement, Regional no longer provides maintenance for either the New Tractors or its owned tractor and tanker fleet. Regional expects that the annual costs related to the future operation of the transportation fleet, including savings from fuel efficiencies and reduced maintenance costs, will be reduced from historical amounts.

Johnson City Facility

Regional also leases six railcar spots, office facilities and parking at the location in Johnson City, Tennessee where it operates a trans-loading facility. The property and track lease agreement is for an initial term of one year and automatically renews in one year increments unless terminated by either party by giving written notice 60 days in advance to the other party.

Other

Regional has several leases for parking and other facilities which are short-term in nature and can be terminated by the lessors or Regional upon giving 60 days’ notice of cancellation.

Private Placements

On November 17, 2010, the Partnership issued 12,724,019 Common Units to Central Energy LP for $3,950,291 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane Corporation and Central Energy, LP. Central Energy, LP is obligated, under the terms of its limited partnership agreement, to distribute all of the Common Units of the Partnership which it acquired in the Sale to its limited partners, which it did on May 26, 2011. As a result, Cushing MLP Opportunity Fund I L.P., holds 7,413,013 Common Units of the Partnership (46.7%) and Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.4%).

Approximately $3,400,000 of the proceeds received by the Partnership was used to settle significant portion of the Partnership’s liabilities and contingent claims outstanding against it. The Partnership utilized $1,200,000 of the proceeds from the transaction to settle all amounts owing to Penn Octane and the General Partner, $2,200,000 of the proceeds to pay transaction costs and to settle certain outstanding obligations of the Partnership at the time of the sale, and the remaining $700,000 of the proceeds for working capital. As a result of the settlements of liabilities and contingencies, Central recorded a gain of $2,308,000 from the settlement of certain existing obligations which is included in other income in the accompanying statement of operations for the year ended December 31, 2010.

Related Party Transactions

Advances from General Partner

During the year ended December 31, 2011, the General Partner made cash advances to the Partnership of $955,000 for the purpose of funding working capital pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2012 is 1.2% per annum and such rate is adjusted monthly by the IRS under IRB 625. At March 15, 2012, the total amount of advances made by the General Partner to the Partnership was $1,035,000.

Intercompany Loans

Regional. In connection with the Regional acquisition, on July 26, 2007, Regional issued to the Partnership a promissory note in the amount of $2,500,000 (the “Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The present balance on the note is approximately $3,608,000. Payment of this amount is subordinated to payment of the RZB Note.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership. These intercompany amounts are evidenced by book entries and bear interest at the rate of 10% annually from January 1, 2011. The present intercompany balance owed by Regional to the Partnership is approximately $1,171,000, which includes interest at the rate of 10% per annum assessed since January 1, 2011. This amount is due to the Partnership on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the RZB Note.

Omnibus Agreement with Penn Octane

Prior to November 17, 2010, pursuant to the Omnibus Agreement, Penn Octane was entitled to reimbursement for all direct and indirect expenses it or the General Partner incurs on the Partnership’s behalf, including general and administrative expenses. The Partnership paid Penn Octane $472,000 for reimbursable general and administrative expenses or the year ended December 31, 2010.

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

Reimbursement Agreements

Effective November 17, 2010, the Partnership commenced conducting business in Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, a director and co-chief executive officer of the General Partner, AirNow Compression Systems, LTD. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California. Mr. Bothwell is a resident of California and lives near El Segundo. Reimbursements included in the audited financial statements for the year ended December 31, 2011 were $31,000 and $164,000, respectively. Due to the General Partner’s lack of liquidity, it has not made payments due to either AirNow Compression Systems, LTD. or Rover Technologies LLC since January 1, 2011.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are attributable for Regional-related activities. For the years ended December 31, 2010 and 2011, Regional recorded allocable expenses of $262,000 and $1,089,000, respectively.

Transfer of Newly Issued Common Units

Central Energy LP was obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units and the GP Interests in the General Partner which it acquired in the Sale to its limited partners. On May 26, 2011, pursuant to the terms of its limited partnership agreement, Central Energy LP distributed the Newly Issued Common Units of the Partnership to its limited partners. As a result, Central Energy, LP no longer holds any Common Units of Central. Of the Newly Issued Common Units, Cushing MLP Opportunity Fund I L.P. (the “Cushing Fund”) holds 7,413,013 Common Units of the Partnership (46.7%), and Sanctuary Capital LLC holds 1,017,922 Common Units of Central (6.4%). Neither of Messrs. Anbouba or Montgomery received any Common Units in the distribution of the Newly Issued Common Units. In September 2011, Central Energy, LP transferred all of the GP Interests of the General Partner to its limited partners and Messrs. Anbouba and Montgomery pursuant to the terms of the limited partnership agreement of Central Energy, LP and agreements between Messrs. Anbouba and Montgomery and certain limited partners of Central Energy, LP. As a result of these transfers, Central Energy, LP no longer holds any limited liability company interests in the General Partner. Messrs. Anbouba and Montgomery each hold 30.17% of the GP Interests and the Cushing Fund holds 25.00% of the GP Interests. Given their respective ownership interests in the GP Interests, Messrs. Anbouba and Montgomery and the Cushing Fund are each deemed a controlling member of the General Partner.

Registration Rights Agreements

TCW Affiliate

In November 2007, an affiliate of the Partnership entered into a $30 million senior secured credit facility with TCW Asset Management Company (“TCW”), as agent, and TCW Energy Fund X Investors, as holders (the “TCW Credit Facility”), in connection with the purchase of certain oil and gas properties located in Haskell, McIntosh and Pittsburg Counties, Oklahoma. The TCW Credit Facility was amended on several occasions and finally settled in May 2009 after TCW issued a “notice of event of default – demand for cure.” As a part of the settlement, the Partnership entered into a registration rights agreement with an affiliate of TCW to provide piggyback registration rights with respect to 400,000 Common Units held by the affiliate of TCW.

Penn Octane Corporation

In November 2011, the Partnership granted piggy-back registration rights to Penn Octane Corporation with respect to 197,628 Common Units held by Penn Octane in connection with the transaction whereby Penn Octane and an affiliate sold 100% of the limited liability company interests in the General Partner to Central Energy, LP and the Partnership sold 12,724,019 newly-issued Common Units to Central Energy, LP. See “Items 1 and 2. – Business and Properties – Recent Developments” for additional information regarding this transaction.

Limited Partners of Central Energy, LP

Effective as of August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 newly-issued Common Units of the Partnership. The Registration Rights Agreement provides the limited partners of Central Energy, LP who acquired newly-issued Common Units in the November 17, 2010 transaction (the “Purchasers”) with shelf registration rights and piggyback registration rights, with certain restrictions, for the Common Units held by them (the “Registrable Securities”). The Partnership is required to file a “shelf registration statement” covering the Registrable Securities as soon as practicable after April 15, 2012, and maintain the shelf registration statement as “effective” with respect to the Registrable Securities until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed. The piggyback registration rights permit a Purchaser to elect to participate in an underwritten offering of the Partnership’s securities other than a registration statement filed in connection with the registration of the Partnership’s securities relating solely to (1) employee benefit plans or (2) a Rule 145 transaction. The amount of Registrable Securities that the Purchasers can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

The Partnership is required to pay all costs associated with the shelf registration, any piggyback registration or an underwritten offer except for the underwriting fees, discounts and selling commission, transfer taxes (if any) applicable to the sale of the Registrable Securities, and fees and disbursements of legal counsel for any Purchaser. The Partnership is also indemnifying the Purchasers and their respective directors, officers, employees, agents, managers and underwriters, pursuant to an applicable underwriting agreement with such underwriter, from any losses, claims, damages, expenses or liabilities (1) arising from any untrue statement or alleged untrue statement of a material fact contained in the shelf registration statement or any other registration statement relating to the Registrable Securities or (2) the omission or alleged omission to state in such registration statement a material fact required to be stated therein or necessary to make the statements therein not misleading.

The Registration Rights Agreement also prohibits the Partnership from entering into a similar agreement which would be inconsistent with the rights granted in the Registration Statement or provide any other holder of the Partnership’s securities rights that are more favorable than those granted to Purchasers without the prior written approval of Purchasers holding a majority of the Registrable Securities.

Realization of Assets

The audited consolidated balance sheets of the Partnership included in “Item 8. Financial Statements and Supplementary Data” have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern.

The Partnership had a loss from operations for each of the years ended December 31, 2010 and 2011, and has a deficit in working capital of $3,950,000. The RZB Note and the IRS Installment Debt totaled approximately $2,670,000 at December 31, 2011. The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by the Partnership. In addition, Regional has accrued and unpaid estimated taxes for the calendar year 2011 of $157,000. The Partnership is liable for federal and state late filing penalties related to its failure to deliver timely Schedules K-1 for the 2008 Tax Year and the 2009 Tax Year to its Unitholders of up to $3,464,000. The Partnership is also responsible for contingencies associated with the TransMontaigne dispute.

Substantially all of the Partnership’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, the Partnership is unable to obtain additional financing collateralized by those assets. While the Partnership believes that Regional has sufficient working capital for 2012 operations, the amount which can be provided to the Partnership, if any, to fund general overhead is limited. Should the Partnership need additional capital in excess of cash generated from operations to make the RZB Note payments, for payment of the contingent liabilities, for expansion, capital improvements to existing assets, for working capital or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, the Partnership would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying audited consolidated balance sheet is dependent upon the ability of the Partnership and Regional to (1) pay the IRS installment debt payments and estimated 2011 income tax liabilities as they become due, (2) resolve favorably the exposure for late tax filing penalties for the tax years ended December 31, 2008 and 2009 and non-delivery of Schedules K-1, (3) satisfactorily resolving the TransMontaigne transaction contingencies and (4) continue to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, and (5) receive additional advances from the General Partner or distributions from Regional resulting from a refinancing of the RZB Note and/or proceeds from the sale of Regional’s idle fleet. At the present time, neither the General Partner nor Regional has the financial ability to make such advances, pending the successful conclusion of discussions to obtain a new loan secured by the Regional assets and pay-off the RZB Loan or from proceeds received on the sale of Regional’s owned truck fleet. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to obtain the necessary financing and to continue in existence.

To provide the Partnership with the ability it believes necessary to continue in existence, management previously entered into the sale of the Central Energy Common Units, restructured the RZB Loan Agreement and paid off the Richter Note. The Partnership continues taking steps to obtain additional debt financing, including the discussions to refinance the Regional assets and pay off the RZB Note, and favorably resolve the late tax filing matters and TransMontaigne contingencies. Management is also reviewing its general and administrative and other operating expenses to determine further steps needed to conserve working capital. It is Management’s intention to acquire additional assets in 2012 on terms that will enable the Partnership to solidify its ability to continue as a going concern. Please see “Item 1. Business and Properties – Future Operations” for further information on management’s future plans.

Off-Balance Sheet Arrangements

The Partnership does not have any off-balance sheet arrangements.

New Accounting Pronouncements.

During December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU No. 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring that an entity perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists for those reporting units. ASU No. 2010-28 became effective and was adopted by the Partnership on January 1, 2011. The adoption of ASU No. 2010-28 did not have an impact on the goodwill impairment test performed by the Partnership.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)” (“ASU 2011-04”). ASU 2011-04 results in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011, and early application is not permitted. The Partnership does not believe the adoption of this guidance will have a material impact on its future financial position, results of operations or liquidity.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 amends ASC 350 to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 will not have a material impact on the future carrying value of the Partnership’s goodwill. See “Goodwill” above for more information about the Partnership’s policy for assessing goodwill for impairment.

During December 2011, the FASB issued ASU 2011-11, “Disclosures about offsetting Assets and Liabilities” requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively, for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not impact the Partnership’s future financial position, results of operation or liquidity.

Critical Accounting Policies

The audited consolidated financial statements of the Partnership reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Please see “Note B – Summary of Significant Accounting Policies to the Audited Consolidated Financial Statements included in “Item 8. Financial Statements and Supplemental Data.” We believe that the following reflect the more critical accounting policies that affect its financial position and results of operations.

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

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Under ASC 350, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company performs an annual impairment test for goodwill in the fourth quarter of each calendar year. No impairment charges were incurred during the years ended December 31, 2010 and 2011.

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

Unit-based compensation — The Partnership utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, the Partnership adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Partnership will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Partnership will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Partnership recorded unit-based payment expense for employees and non-employees of $6,000 ($0.00 per common unit) for the year ended December 31, 2010 under the fair-value provisions of ASC 718. The Partnership did not incur any unit-based payment expense for the year ended December 31, 2011.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Central Energy GP LLC,

General Partner of Central Energy Partners LP

We have audited the accompanying consolidated balance sheets of Central Energy Partners LP and its subsidiaries (Central) as of December 31, 2011, and the related consolidated statement of operations, partners’ capital and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of Central’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central as of December 31, 2011 and its consolidated statements of operations, partners’ capital and cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Central will continue as a going concern. As discussed in note L to the consolidated financial statements, conditions exist which raise substantial doubt about Central’s ability to continue as going concern due to its insufficient cash flow to pay its current debt obligations and contingencies as they become due. Management’s plans in regard to these matters are also described in note L. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to continue in existence.

/s/ MONTGOMERY COSCIA GREILICH, LLP

MONTGOMERY COSCIA GREILICH, LLP

Dallas, Texas

March 30, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Central Energy GP LLC,

General Partner of Central Energy Partners LP

We have audited the accompanying consolidated balance sheet of Central Energy Partners LP and its subsidiaries (Central) as of December 31, 2010, and the related consolidated statement of operations, partners’ capital, and cash flows for year then ended. These financial statements are the responsibility of Central’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central as of December 31, 2010, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with United States generally accepted accounting principles.

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

/s/ BURTON McCUMBER & CORTEZ, L.L.P

Brownsville, Texas

April 14, 2011

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

ASSETS

	2010	2011
Current Assets
Cash	$571,000	$101,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2010 and 2011)	758,000	558,000
Deferred tax assets	44,000	36,000
Prepaid expenses and other current assets	725,000	755,000

Total current assets	2,098,000	1,450,000
Property, plant and equipment – net	4,466,000	3,920,000
Goodwill	3,941,000	3,941,000
Total assets	$10,505,000	$9,311,000

LIABILITIES AND PARTNERS’ CAPITAL

	2010	2011
Current Liabilities
Current maturities of long-term debt	$3,370,000	$1,000,000
Short-term debt	-	-
Due to affiliates	91,000	1,035,000
Accounts payable	1,140,000	1,452,000
Taxes payable	414,000	193,000
Accrued liabilities	1,628,000	1,711,000

Total current liabilities	6,643,000	5,391,000
Long-term debt obligations	-	1,610,000
Commitments and contingencies
Deferred income taxes	1,573,000	1,389,000
Partners’ Capital
Common Units	2,243,000	903,000
General Partner’s equity	46,000	18,000
Total partners’ capital	2,289,000	921,000
Total liabilities and partners’ capital	$10,505,000	$9,311,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2010	Year ended December 31, 2011
Revenues	$6,348,000	$6,843,000
Cost of goods sold	4,794,000	4,798,000

Gross profit	1,554,000	2,045,000
Selling, general and administrative expenses and other
Legal and professional fees	200,000	1,656,000
Salaries and payroll related expenses	713,000	898,000
Other	1,311,000	788,000
	2,224,000	3,342,000
Operating loss from continuing operations	(670,000)	(1,297,000)
Other income (expense)
Interest expense	(518,000)	(189,000)
Settlement of liabilities	2,308,000	-
Income (loss) before taxes	1,120,000	(1,486,000)
Benefit for income taxes	19,000	118,000
Net income (loss)	$1,139,000	$(1,368,000)

Net income (loss) allocable to the partners	$1,139,000	(1,368,000)
Less General Partner’s interest in net income (loss)	23,000	(28,000)
Net income (loss) allocable to the common units	$1,116,000	(1,340,000)

Net income (loss) income per common unit	$0.24	$(0.08)

Weighted average common units outstanding	4,711,177	$15,866,482

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Common Units
	Units	Amount	General Partner	Total Partners’ Capital (Deficit)

Balance as of December 31, 2009	3,142,463	$(2,655,000)	$(54,000)	$(2,709,000)

Net income	-	1,116,000	23,000	1,139,000
Sale of equity to Central Energy LP, net of transaction costs	12,724,019	3,629,000	74,000	3,703,000
Contribution from the General Partner	-	147,000	3,000	150,000
Unit-based compensation	-	6,000	-	6,000

Balance as of December 31, 2010	15,866,482	$2,243,000	$46,000	$2,289,000

Net loss	-	(1,340,000)	(28,000)	(1,368,000)

Balance as of December 31, 2011	15,866,482	$903,000	$18,000	$921,000

The accompanying notes are an integral part of these consolidated financial statements

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2010	Year ended December 31, 2011
Cash flows from operating activities:
Net income (loss)	$1,139,000	(1,368,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	677,000	650,000
Unit-based payment expense	6,000	-
Settlement of obligations	(2,308,000)	(10,000)
Changes in current assets and liabilities:
Trade accounts receivable	(176,000)	200,000
Prepaid and other current assets	(503,000)	(21,000)
Trade accounts payable	247,000	321,000
Due to/from affiliates, net	(1,186,000)	944,000
Accrued liabilities and other	98,000	83,000
Deferred income taxes – non current	206,000	(184,000)
U.S. and foreign taxes payable	(324,000)	(221,000)

Net cash (used in) provided by operating activities	(2,124,000)	394,000

Cash flows from investing activities:
Capital expenditures	(143,000)	(104,000)
Net cash (used in) investing activities	(143,000)	(104,000)

Cash flows from financing activities:
Issuance of equity, net	3,703,000	-
Issuance of debt	200,000	-
Capital contributions	150,000	-
Payment of debt	(1,296,000)	(760,000)
Net cash provided by (used in) financing activities	2,757,000	(760,000)
Net increase (decrease) in cash	490,000	(470,000)
Cash at beginning of period	81,000	571,000
Cash at end of period	$571,000	$101,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$249,000	$209,000
Taxes	$87,000	$264,000

Supplemental disclosures of non-cash transactions:
Settlement of Richter Note payable	$127,000	$-
Settlement of Other Obligations	$127,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION

Central Energy Partners LP, formerly known as Rio Vista Energy Partners L.P. (Central), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to Central and (iii) distributed all of its limited partnership interests (Common Units) in Central to its common stockholders (Spin-Off), resulting in Central becoming a separate public company. The Common Units represented 98% of Central’s outstanding capital and 100% of Central’s limited partnership interests. The remaining 2% represented the General Partner interest. The General Partner is Central Energy GP LLC, formerly known as Rio Vista GP, LLC (General Partner) (see Note H — General Partner Interest) and was 75% owned by Penn Octane and Penn Octane had 100% voting control over the General Partner pursuant to a voting agreement with the other owner of the General Partner. Common Unitholders do not participate in the management of Central. The General Partner is entitled to receive distributions from Central on its General Partner interest and additional incentive distributions (see Liquidity and Capital Resources — Distributions of Available Cash) as provided in Central’s partnership agreement. The General Partner has sole responsibility for conducting Central’s business and for managing Central’s operations in accordance with the partnership agreement. The General Partner does not receive a management fee in connection with its management of Central’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on Central’s behalf.

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

In July 2007, Central acquired the business of Regional Enterprises, Inc. (Regional). The principal business of Regional is storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10,400,000 gallons of available storage. Regional also receives product in rail tank cars at its rail spur from which it trans-loads hazardous chemicals and petroleum liquids to its fleet of tanker trailers for delivery throughout the mid-Atlantic region.

For the fiscal year ended December 31, 2011, Suffolk Sales, Noble Oil Services and General Chemical Corporation accounted for approximately 24%, 17% and 13% of Regional’s revenues, respectively, and approximately 36%, 6% and 19% of Regional’s accounts receivable, respectively, with no other individual customer accounting for more than 10% of Regional’s revenues and accounts receivable.

The accompanying consolidated balance sheets includes goodwill in the amount of $3,941,000 at December 31, 2010 and 2011, resulting from the acquisition (see note G).

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Central and its only operating subsidiary, Regional Enterprises, Inc. Non-operating subsidiaries are all wholly-owned and include Rio Vista Operating Partnership L.P. and Rio Vista Operating GP LLC. Central and its subsidiaries are collectively referred to as the Company. All intercompany accounts and transactions have been eliminated upon consolidation.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncements

During December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU No. 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring that an entity perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists for those reporting units. ASU No. 2010-28 became effective and was adopted by the Partnership on January 1, 2011. The adoption of ASU No. 2010-28 did not have an impact on the goodwill impairment test performed by the Partnership.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)” (“ASU 2011-04”). ASU 2011-04 results in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011, and early application is not permitted. The Partnership does not believe the adoption of this guidance will have a material impact on its future financial position, results of operations or liquidity.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 amends ASC 350 to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 will not have a material impact on the future carrying value of the Partnership’s goodwill. See “Goodwill” above for more information about the Partnership’s policy for assessing goodwill for impairment.

During December 2011, the FASB issued ASU 2011-11, “Disclosures about offsetting Assets and Liabilities” requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively, for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not impact the Partnership’s future financial position, results of operation or liquidity.

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2. Income Taxes

Central’s operations (exclusive of the Partnership Predecessor operations) are treated as a partnership with each partner being separately taxed on its share of Central’s federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, Central is subject to the Texas margin tax. Accordingly, Central reflects its tax positions associated with the tax effects of the Texas margin tax in the accompanying consolidated balance sheets. See Note G for additional information regarding the current and deferred tax provisions and obligations.

Regional accounts for income taxes in accordance with ASC 740 “Income Taxes” (formerly SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”)). ASC 740 requires the use of the asset and liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.

Regional then assesses the likelihood of realizing benefits related to such assets by considering factors such as historical taxable income and Regional’s ability to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years. Based on the aforementioned factors, if the realization of these assets is not likely a valuation allowance is established against the deferred tax assets.

Regional accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, Regional must determine whether any amount of the tax benefit may be recognized. Second, Regional determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. Regional has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2010 and 2011.

3. (Loss) Income Per Common Unit

Net (loss) income per Common Unit is computed on the weighted average number of Common Units outstanding in accordance with ASC 260. During periods in which Central incurs losses from continuing operations, giving effect to common unit equivalents is not included in the computation as it would be antidilutive. See Note I – Unit Options.

4. Cash Equivalents

For purposes of the cash flow statement, the Company considers cash in banks and securities purchased with a maturity of three months or less to be cash equivalents.

5. Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Amounts recorded for income tax penalties and contingencies associated with the TransMontaigne dispute were based on estimates.

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

Central utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, Central adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Central recorded unit-based payment expense for employees and non-employees of $6,000 ($0.00 per common unit) for the year ended December 31, 2010 under the fair-value provisions of ASC 718. Central did not record any unit-based compensation for employees or non-employees for the year ended December 31, 2011.

8. Revenue Recognition

Regional records revenue for storage, transportation and trans-loading as the services are performed and delivery occurs. Revenues are recorded based on the following criteria:

(1)	Persuasive evidence of an arrangement existed and the price is determined

(2)	Delivery occurred

(3)	Collectability is reasonably assured

9. Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current presentation.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The Company accounts for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the years ended December 31, 2010 and 2011, the Company had no environmental contingencies requiring specific disclosure or the recording of a liability.

12. Segment Information

The Company reports segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company had only one operating segment (transportation and terminaling business) during the years ended December 31, 2010 and 2011. The following are amounts related to the transportation and terminaling business included in the accompanying consolidated financial statements for the years ended December 31:

	2010	2011

Revenue from external customers	$6,323,000	$6,843,000
Interest expense	$247,000	$189,000
Depreciation and amortization	$677,000	$650,000
Income tax benefit	$19,000	$118,000
Net income (loss)	$(35,000)	$(21,000)
Total assets	$9,825,000	$9,176,000

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

13. Fair Value Measurements

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

14. Subsequent Events

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

The Company has evaluated subsequent events that occurred after December 31, 2011 through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Company’s financial statements.

15. Business Combinations

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

16. Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Under ASC 350, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company performs an annual impairment test for goodwill in the fourth quarter of each calendar year. No impairment charges were incurred during the years ended December 31, 2010 or 2011.

17. Concentration of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash balances in different financial institutions. Balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution for interest-bearing accounts. At December 31, 2011, the Company did not have any cash balances in financial institutions in excess of such insurance. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE C — LOSS PER COMMON UNIT

The following tables present reconciliations from net income (loss) per Common Unit to net income (loss) per Common Unit assuming dilution:

	For the year ended December 31, 2010
	Income Numerator)	Units (Denominator)	Per-Unit Amount

Net income available to the Common Units	$1,116,000

Basic EPS

Net income available to the Common Units	1,116,000	4,711,177	$0.24
Effect of Dilutive Securities

Options
Diluted EPS	-	-	-

Net income available to the Common Units	1,116,000	4,711,177	$0.24

	For the year ended December 31, 2011
	Loss (Numerator)	Units (Denominator)	Per-Unit Amount
Net loss available to the Common Units	$(1,340,000)
Basic EPS

Net loss available to the Common Units	$(1,340,000)	15,866,482	$(0.08)
Effect of Dilutive Securities
Options
Diluted EPS	-	-	-

Net loss available to the Common Units	N/A	N/A	N/A

NOTE D — 401K

Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) Plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee contributions. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional accrued discretionary contributions for each of the years ended December 31, 2010 and 2011 in the amount of $24,000.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E — PROPERTY, PLANT AND EQUIPMENT

	December 31, 2010	December 31, 2011

Land	$512,000	$512,000
Terminal and improvements	4,283,000	4,356,000
Automotive equipment	2,666,000	2,697,000
	7,461,000	7,565,000
Less: accumulated depreciation and amortization	(2,995,000)	(3,645,000)
	$4,466,000	$3,920,000

Depreciation expense of property, plant and equipment from operations totaled $677,000 and $650,000 for the years ended December 31, 2010 and 2011, respectively.

NOTE F — DEBT OBLIGATIONS

	December 31, 2010	December 31, 2011
Long-term debt obligations were as follows:
RZB Note	$3,370,000	$2,610,000
	3,370,000	2,610,000
Less current portion	3,370,000	1,000,000
	$-	$1,610,000

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F — DEBT OBLIGATIONS - Continued

RZB Note - Continued

In June 2009, Central, Penn Octane, Regional and RVOP entered into a Sixth Amendment, Assumption of Obligations and Release Agreement with RZB. As a result of this amendment, Regional replaced Central as the borrower on the loan agreement, and Penn Octane and RVOP were released from their respective obligations under their respective security agreements and as guarantors of the obligations under the RZB Loan Agreement. The maturity date of the RZB Note is now April 30, 2012, with Regional required to make monthly principal payments of $120,000 plus interest through March 2012 and $186,000 during April 2012. Under the terms of the sixth amendment, Regional was allowed to distribute up to $100,000 per month to Central provided there were no events of default and required monthly principal payments have been made. Regional is required to maintain a consolidated net worth, plus subordinated debt in excess of $2,600,000.

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

On August 9, 2010, Regional received a “notice of default and reservation of rights” (Default Notice 2) from RZB in connection with the RZB Note. The Default Notice 2 was the result of Regional’s failure to pay, in accordance with Section 5.5 of the RZB Loan Agreement, federal income taxes owing to the Internal Revenue Service (“IRS”) to which certain penalties had accrued and the failure of Regional to provide the June 2010 monthly financial statements as prescribed under the RZB Loan Agreement. Regional cured the event of default by entering into the IRS Installment Agreement (see Note G) and providing the June 30, 2010 financial statements to RZB.

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (Eighth Amendment) in connection with the RZB Note. Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Central upon consummation of the Securities Purchase and Sale Agreement and makes it an event of default under the RZB Note if (i) Central Energy, LP or Central Energy, LLC, the sole general partner of Central Energy, LP, ceases to own or control, directly or indirectly, at least 51% of the limited liability company interests of the General Partner, (ii) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interests of Central Energy, LLC or (iii) Central Energy, LLC ceases to be the sole general partner of Central Energy, LP.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F — DEBT OBLIGATIONS - Continued

RZB Note - Continued

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

At December 31, 2011, the borrower under the RZB Note is Regional and all of Regional’s assets, as well as the outstanding capital stock of Regional, are pledged as collateral for the RZB Note. The interest rate is variable and approximated 6.1% and 5.9% for the years ended December 31, 2010 and 2011, respectively.

At December 31, 2011, Regional was in compliance under the RZB Note and has reclassified the long-term portion of the RZB Note.

Maturities of long-term debt are as follows:

2012	$1,000,000
2013	1,160,000
2014	450,000
2015	-
2016	-
Thereafter	-
$2,610,000

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

On January 20, 2009, the Moores Note was once again amended (Second Amended Moores Note). In connection with the Second Amended Moores Note, Central agreed to make monthly principal payments of $12,500 plus interest beginning May 10, 2009 and to continue such payments for 5 consecutive months. Each month thereafter, Central is required to make principal payments of $37,500 plus interest until all amounts due and payable have been paid. In addition, in connection with the Second Amended Moores Note, Gary Moores agreed to dismiss the Civil Action. The May 10, 2009 principal payment was not made. On July 7, 2009, Mr. Moores filed a new lawsuit

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F — DEBT OBLIGATIONS - Continued

Moores Note – Continued

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE G — INCOME TAXES

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for Regional were as follows at:

	December 31, 2010		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Depreciation (basis difference in fixed assets)	$-	$1,602,000	$-	$1,393,000
Accrued Expenses	44,000	-	36,000	-
Net operating loss carry-forward	29,000	-	4,000	-
Other	-	-	-	-
	73,000	1,602,000	40,000	1,393,000
Less: valuation allowance	-	-	-	-
	$73,000	$1,602,000	$40,000	$1,393,000

	December 31, 2010	December 31, 2011
Net Deferred Tax Assets (Current)	$44,000	$36,000
Net Deferred Tax Assets (Non-Current)	$29,000	$4,000
Net Deferred Tax Liabilities (Current)	—	-
Net Deferred Tax Liabilities (Non-Current)	$(1,602,000)	$(1,393,000)

Tax Expense for Regional, was as follows at:

	December 31, 2010	December 31, 2011
Current Tax Expense	$99,000	$58,000
Deferred Tax Benefit	(118,000)	(176,000)
Total	$(19,000)	$(118,000)

U.S. and State income taxes were entirely associated with the taxable subsidiary of Central – Regional.

Central establishes a valuation allowance on its deferred tax assets when management determines that it is more likely than not to be realized.

The tax years that remain open to examination are 2008 to 2011.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE G — INCOME TAXES - Continued

A reconciliation of the U.S. Federal statutory tax rate to Central’s effective tax rate is as follows:

	December 31, 2010	December 31, 2011
Net income (loss) before taxes	$1,120,000	$(1,486,000)
Financial statement income taxed at partner level	1,175,000	(1,034,000)
Loss from Regional	(55,000)	(452,000)
Income tax expense at statutory rate (34%)	(19,000)	(154,000)
Deferred correction	-	(112,000)
Permanent differences and other	2,000	145,000
State Taxes	(2,000)	2,000
Income tax expense (benefit)	$(19,000)	$(118,000)

Central is taxed as a partnership under Code Section 701 of the Internal Revenue Code. All of Central’s subsidiaries except for Regional are taxed at the partner level, therefore, Central has no U.S. income tax expense or liability. Central’s significant basis differences between the tax bases and the financial statement bases of its assets and liabilities are depreciation of fixed assets. Compensation expense may or may not be recognized for tax purposes depending on the exercise of related options prior to their expiration.

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (IRS Installment Agreement) with the IRS for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional paid $60,000 upon entering into the IRS Installment Agreement and is required to pay $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, have been paid in full. In addition to the $384,000, the IRS Installment Agreement provided for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010 is to be included as part of the overall balance of the IRS Installment Agreement. The IRS can cancel the IRS Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested.

During 2009, the Partnership allocated expenses to Regional for the period years 2008 and 2009. The amount of the allocated expenses for those periods totaled $1,100,000. During the three months ended March 31, 2011, the Partnership allocated additional expenses to Regional of $419,000 for the period from July 28, 2007 to December 31, 2007. Regional has amended its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which eliminated the $198,000 amount referred to above. The effect on income taxes payable and income tax expense for those changes was reflected in the 2009 consolidated financial statements of the Partnership.

At December 31, 2011, the outstanding balance due on the IRS Installment Agreement was $60,000. Regional is current with all payments due under the agreement.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE G — INCOME TAXES - Continued

Tax Liabilities - Continued

During the year ended December 31, 2011, Regional has accrued estimated taxes owed for the period in the amount of $157,000, but has not made any estimated tax payments. The amount of the penalties will depend on the actual timing of payments. As a result, Regional is subject to penalties for such periods. At the present time, Regional does not have the cash necessary to make such tax payments.

During the year ended December 31, 2010, accruals in the amount of approximately $395,000 related to an uncertain income tax position in connection with a previously filed income tax return was reversed because the statute of limitations for the taxing authority to examine the income tax return expired.

Late Filings and Delivery of Schedules K-1 to Unitholders

Central failed to file timely its federal and state partnership tax returns for the periods from January 1, 2008 through December 31, 2008 (2008 Tax Year) and January 1, 2009 through December 31, 2009 (2009 Tax Year). It filed the federal tax returns for the 2008 Tax Year and the 2009 Tax Year on June 14, 2011. Central’s federal tax return for the period January 1, 2010 to December 31, 2010 (2010 Tax Year) was filed timely on August 3, 2011. The IRS has notified Central that it intends to audit the federal tax returns for 2008 Taxable Year and the 2009 Taxable Year.

Central also failed to deliver timely the appropriate Schedules K-1 to Unitholders associated with the 2008 Tax Year and the 2009 Tax Year. Central delivered the delinquent Schedules K-1 for such tax periods to Unitholders on June 23, 2011. On August 4, 2011, it also distributed Schedules K-1 for the 2010 Tax Year. Central expects to deliver Schedules K-1 for the 2011 Tax Year to its Unitholders by the required due date, which is April 15, 2012 unless Central applies for an automatic extension to September 15, 2012. However, there is no certainty that the Schedules K-1 for the 2011 Tax Year will be completed and delivered timely to Unitholders by Central due its lack of operating capital.

The Internal Revenue Code of 1986, as amended (Code), provides for penalties to be assessed against pass-through entities, such as Central, in connection with the late filing of federal partnership tax returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership tax returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns where “reasonable cause” resulted in such late filings. In August, 2011, the IRS notified Central that its calculation of penalties for the 2008 Tax Year and the 2009 Tax Year total approximately $2.5 million. Central estimates that the maximum tax penalty exposure is $940,000 for all state penalties. The State of California notified Central in February 2012 that its calculation of penalties owing to California for the 2008 Tax Year and the 2009 Tax Year total approximately $137,000. Central has accrued a total of $1,122,000 through December 31, 2011 as its estimate of the penalty exposure related to its failure to file timely its federal and state tax returns for the tax years 2008 and 2009.

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. During September 2011, the Partnership received notice from the IRS that is was opening an administrative procedure to audit the 2008 and 2009 tax returns of the Partnership and Central Energy GP LLC. To date, the Partnership has yet to receive a response from the IRS regarding its waiver request. In the event the Partnership does not receive a favorable response, it intends to seek additional remedies including exhaustion of all taxpayer appeal rights. The Partnership would also be entitled to pursue other avenues of relief. Since filing the delinquent 2008 and 2009 state partnership tax returns, the Partnership has also (i) submitted a request for abatement of penalties based on reasonable cause and/or (ii) applied for participation into first offender programs which provide relief of the penalties to those states which impose significant penalties for late filing of state returns.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE G — INCOME TAXES - Continued

Tax Liabilities - Continued

The IRS has taken a much stronger position against the taxpayer relief provisions of the Code during 2011. There can be no assurance that Central’s request for relief from the federal tax penalties will be approved by the IRS or that Central’s estimate of its penalty exposure is accurate. Central does not currently have the financial resources to pay the penalties that may be assessed by the IRS or any state.

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

On November 17, 2010, Central sold 12,724,019 newly-issued Common Units to Central Energy LP for $3,950,000 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among Central, Penn Octane Corporation and Central Energy LP. Central utilized $1,200,000 of the proceeds from the transaction to settle all amounts owing to Penn Octane and the General Partner, $2,200,000 of the proceeds to pay transaction costs and to settle certain outstanding obligations of Central at the time of the sale and $700,000 for working capital. As a result of the settlements of liabilities and contingencies, Central recorded a gain of $2,308,000 from the settlement of certain existing obligations which is included in other income in the accompanying statement of operations for the year ended December 31, 2010.

On May 26, 2011, pursuant to the terms of its limited partnership agreement, Central Energy LP distributed the Newly Issued Common Units of the Partnership to its limited partners. As a result, Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (Cushing Fund), holds 7,413,013 Common Units of Central (46.7%) and 25% of the GP Interests. Sanctuary Capital LLC holds 1,017,922 Common Units of Central (6.4%). Messrs. Anbouba and Montgomery were not distributed any Newly Issued Common Units from Central Energy, LP.

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H — PARTNERS’ CAPITAL - Continued

General Partner Interest - Continued

In accordance with the terms of the limited partnership agreement of Central Energy, LP, it distributed all of the GP Interests in Central Energy GP LLC, the General Partner, to its limited partners in September, 2011. Messrs. Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner, each beneficially own 30.17% of the GP Interests. The Cushing Fund holds 25% of the GP Interests and the remaining interests are held by others, none representing more than 5% individually. The General Partner generally has unlimited liability for the obligations of Central, such as its debts and environmental liabilities, except for those contractual obligations of Central that are expressly made without recourse to the General Partner.

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

In 2008, Central made distributions of $1,308,000 to Unitholders and $27,000 to the General Partner for the quarters ended March 31, and June 30, 2008. We have not made any distributions since August 18, 2008 for the quarter ended June 30, 2008. The amount of the distributions paid through the June 2008 quarterly distribution represented the minimum quarterly distributions required to be made by us pursuant to the Partnership Agreement through that date.

In December 2010, the General Partner and more than a majority in interest of the limited partners holding Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that Central is no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment is that Unitholders are not entitled to receive any “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” with respect to the quarter ended September 30, 2008 through the quarter ended September 30, 2011. In March 2012, the General Partner and more than a majority in interest of the limited partners holding Common Units of the Partnership approved an amendment to the Partnership Agreement to eliminate any obligation to make distributions of “Common Unit Arrearages” or “Cumulative Common Unit Arrearages” to a quarter established by the Board of Directors of the General Partner. The impact of this amendment is that unitholders are not entitled to receive any “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” until such time as the Board of Directors of the General Partner reinstates the payment of arrearages.

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

NOTE I — UNIT OPTIONS

Options

Central has no U.S. employees and is managed by its General Partner. Central applies ASC 718 for options granted to employees and managers of the General Partner and ASC 505 for options issued to acquire goods and services from non-employees.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE I — UNIT OPTIONS - Continued

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

On May 28, 2008, Central and Strategic Growth International (SGI) entered into a one-year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2009 with an effective date of December 1, 2008. In connection with the agreement, Central granted SGI 50,000 options to purchase Common Units of Central at an exercise price of $12.00 per Common Unit. As a result of the aforementioned cancellation, the number of Common Units to be issued upon exercise of the option was reduced to 25,000 Common Units. During the three months ended June 30, 2011, the options expired without being exercised.

For options granted to non-employees of the General Partner, Central applies the provisions of ASC 505 to determine the fair value of the options issued. No options were granted to non-employees of the General Partner for the years ended December 31, 2010 or 2011.

The Securities Purchase and Sale Agreement (the Sale Agreement) was entered into in May 2010. The Sale Agreement was amended several times and on November 17, 2010, the contemplated transaction was closed. As a part of the transaction, Ian T. Bothwell, Chief Executive Officer of Penn Octane, the then Chief Executive Officer of the General Partner and the current Executive Vice President, Chief Financial Officer and Secretary of the General Partner, the then Board of Directors of Penn Octane and/or Mangers of the General Partner Bruce I. Raben, Ricardo Canney, Murray J. Feiwell, Nicholas J. Singer and Douglas L. Manner entered into a Conditional Acceptance of Settlement Offer and Release with Central and the General Partner whereby each of them agreed to the cancellation of all commitments to issue common unit options as partial consideration for releases by Central and the General Partner of any and all claims Central and the General Partner had or might have against such individuals. As a result, no Central common unit options to these individuals were outstanding at December 31, 2010 and at December 31, 2011.

A summary of the status of Central’s options for the years ended December 31, 2010 and 2011 and changes during the years ending on these dates are presented below:

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE I — UNIT OPTIONS - Continued

Equity Incentive Plan - Continued

	2010			2011
Options	Common Units		Weighted Average Exercise Price	Common Units	Weighted Average Exercise Price
Outstanding at beginning of year	179,167		$11.44	38,542	$13.64
Granted	-		-	-	-
Exercised	-		-	-	-
Expired	(140,625	)(1)	$10.83	(25,000)	$12.00
Outstanding at end of year	38,542		$13.64	13,542	$16.66
Options exercisable at end of year	38,542			13,542

(1)	Represents options surrendered by former directors and the executive officer of the General Partner in connection with the sale of the 12,724,019 newly issued Common Units to Central Energy, LP and the settlement of all liabilities and claims of the parties to the transaction.

There were no options granted during the years ended December 31, 2010 and 2011. At December 31, 2011, options to acquire 13,542 Common Units were outstanding at a weighted average exercise price of $16.66 per Common Unit. Approximately 609,000 Common Units remain available for issuance under the 2005 Plan.

NOTE J — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional. Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case. A trial date has been set for April 23, 2012.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case. A trial date has been set for April 23, 2012.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Legal Proceedings - Continued

Camacho Litigation

Penn Octane, Central and/or Central’s subsidiaries were named as defendants in two lawsuits filed in in Texas resulting from an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying liquefied petroleum gas (LPG) which was struck by a train, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The tanker truck had taken delivery of LPG at the Matamoros Terminal Facility operated under agreement by Tergas, one of Central’s former Mexican subsidiaries. None of Penn Octane, Central or any of the Central’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Furthermore, none of Penn Octane, Central or any of Central’s subsidiaries or former subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.

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

The other case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC, et al and was filed in the 404th Judicial District Court for Cameron County, Texas on September 27, 2005. That suit involved claims by 62 individuals for themselves and/or derivative claims arising from the death or serious bodily injury to family members. Some of the individuals were citizens of Mexico and some others were citizens of the United States. The plaintiffs sought unspecified monetary damages. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Central to make available for inspection by plaintiffs Central’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Central to give 30 day’s advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Central to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. In January 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division, but remanded to the state court in Cameron County, Texas in July 2007. Pursuant to an Order of the 404th Judicial District, the entire case was referred to mediation. That mediation occurred in December 2008. During the mediation, Ace Insurance Company tendered its remaining limits to resolve the claims of the American citizens and serious claims of Mexican citizens. All of the claims in the first group certified for trial were settled. Ace Insurance Company settled a total of 11 of the 62 claimants. Having exhausted its policy limits, Ace Insurance Company had no continuing obligation to defend Penn Octane and the related entities. On December 13, 2007, Lexington Insurance Company (Lexington), the remaining insurance carrier for Penn Octane, filed a declaratory action complaint against Penn Octane, Central and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the U.S. Federal Court to rule that the plaintiff has no obligation to defend Penn Octane and Central related entities in the Camacho litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. Both Lexington and Penn Octane and its affiliates moved for summary judgment. The trial court denied Lexington’s Motion for Summary Judgment but granted the summary judgment requested by Penn Octane and Central. The trial court granted summary judgment declaring that Lexington would be obligated to pay any judgment entered against Penn Octane or Central in the underlying Camacho lawsuit. Lexington appealed that judgment to the Thirteenth Court of Appeals. Lexington, faced with the adverse judgment in the summary judgment action, and faced with the cost of defense for the remaining 51 claims, agreed to make a settlement offer to all claimants that could only be accepted by all. The total value of the offers to all claimants was equivalent to the policy limits that had been tendered by Ace. The 51 remaining plaintiffs entered into settlement agreements with Lexington, which were confirmed by the State Court. All claims were dismissed in July 2010 and became final in July 2010. As a result, all claims against Penn Octane, Penn Octane International and Central have been fully compromised, settled and released.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Legal Proceedings – Continued

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Legal Proceedings - Continued

TransMontaigne Dispute

Rio Vista Operating Partnership L.P. (RVOP) is a subsidiary of the Partnership which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (LPG Assets) to it by Penn Octane Corporation upon formation of the Partnership. It sold all of the LPG Assets to TransMontaigne in two separate transactions. The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006. In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico. The Purchase and Sale Agreement dated December 26, 2007 (Purchase and Sale Agreement) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances. RVOP has received demands for indemnification dated December 17, 2008, December 31, 2008, March 17, 2009, May 12, 2009, May 18, 2009, March 18, 2010, September 22, 2010 and January 24, 2011 (Indemnification Notices) seeking reimbursement from RVOP for $775,000 in claims relating to working capital adjustments and indemnification obligations as prescribed under the Purchase and Sale Agreement. In addition to the aforementioned claims, the January 24, 2011 Indemnification Notice included a demand for indemnification based on a lawsuit filed by MCAR Development against Razorback, LLC, a subsidiary of TransMontaigne, on January 4, 2011, which lawsuit demands payment of damages resulting from a pipeline meandering outside the recorded pipeline easement. Razorback had requested that RVOP assume the defense of the litigation and provide indemnification to Razorback. RVOP did not agree to assume the defense of the litigation but is cooperating with TransMontaigne in its defense of the litigation.

RVOP intends to work with TransMontaigne to define the scope of the adjustments contained in the Indemnification Notices to an amount which RVOP considers to be more realistic and which also considers RVOP offsets to the amounts already presented by TransMontaigne. Any amount which may subsequently be agreed to by TransMontaigne and RVOP shall first be charged to the $500,000 Holdback provided for in the Purchase and Sale Agreement, and also is subject to the $1,000,000 limitation indemnification. RVOP has accrued a reserve of approximately $283,000 for potential future obligations in addition to the Holdback. RVOP’s management believes that the amount of the TransMontaigne claim will be resolved within the amounts provided.

Terminal Operator Status of Regional Facility

In May 2011, Regional was contacted by the IRS regarding whether its Hopewell, Virginia facility would qualify as a “terminal operator” which handles “taxable fuels” and accordingly is required to register through a submission of Form 637 to the IRS. Code Section 4101 provides that a “fuel terminal operator” is a person that (a) operates a terminal or refinery within a foreign trade zone or within a customs bonded storage facility or, (b) holds an inventory position with respect to a taxable fuel in such a terminal. In June 2011, an agent of the IRS toured the Hopewell, Virginia facility and notified the plant manager verbally that he thought the facility did qualify as a “terminal operator.” As a result, even though Regional disagrees with the IRS agent’s analysis, it elected to submit, under protest, to the IRS a Form 637 registration application in July 2011 to provide information about the Hopewell facility. Regional believes that its Form 637 should be rejected by the IRS because (a) the regulations do not apply to Regional’s facility, (b) the items stored do not meet the definition of a “taxable fuel” and (c) there were no taxable fuels being stored or expected to be stored in the foreseeable future that would trigger the registration requirement. To date, Regional has not received a response with respect to its Form 637 submission or arguments that it is not subject to the Requirements. Should the IRS find Regional to be a fuel terminal operator as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the associated costs associated with compliance are not expected to be material. Also in such case, the management of Regional does not expect that there will be any retroactive penalties assessed as a result of previously not applying and filing as a terminal operator, though management does expect that Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

Central and its subsidiaries are involved with other proceedings, lawsuits and claims in the ordinary course of its business. Central believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Leases

Penske Truck Lease

Effective January 18, 2012, Regional entered into a Vehicle Maintenance Agreement (Maintenance Agreement) with Penske Truck Leasing Co., L. P. (Penske) for the maintenance of its owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, tire replacement, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the agreement is 36 months. Regional is obligated to maintain liability insurance coverage on all vehicles naming Penske as a co-insured and indemnify Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement.

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (New Tractors) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the New Tractors to Penske (Lease Agreement). Under the terms of the Lease Agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (Maintenance Charge) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide road-side service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional.

The term of the Lease Agreement is for 7 years. The New Tractors are to be delivered by Penske on a schedule to be determined by the parties. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

The Lease Agreement can be terminated by Penske upon an “event of default” by Regional. An event of default includes (i) failure by Regional to pay timely any lease charges when due or maintain insurance coverage as required by the Lease Agreement, (ii) any representation or warranty of Regional is incorrect in any material respect, (iii) Regional fails to remedy any non-performance under the agreement within five (5) days of written notice from Penske, (iv) Regional or any guarantor of its obligations becomes insolvent, makes a bulk transfer or other transfer of all or substantially all of its assets or makes an assignment for the benefit of creditors or (v) Regional files for bankruptcy protection or any other proceeding providing for the relief of debtors. Penske may institute legal action to enforce the Lease Agreement or, with or without terminating the Lease Agreement, take immediate possession of the New Trucks wherever located or, upon five (5) days written notice to Regional, either require Regional to purchase any or all of the New Tractors or make the “alternative payment” described below. In addition, Regional is obligated to pay all lease charges for all such New Tractors accrued and owing through the date of the notice from Penske as described above. Penske’s ability to require Regional to purchase the New Truck fleet or make the “alternative payment” would place a substantial financial burden on Regional.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Leases – Continued

Penske Truck Lease - Continued

The Lease Agreement can also be terminated by either party upon 120 days written notice to the other party as to any New Truck subject to the agreement on any annual anniversary of such tractor’s in-service date. Upon termination of the Lease Agreement by either party, Regional shall, at Penske’s option, either acquire the New Tractor that is the subject of the notice at the non-depreciated value of such tractor, or pay Penske the “alternative payment.” The “alternative payment” is defined in the Lease Agreement as the difference, if any, between the fair market value of the New Tractor and such tractor’s “depreciated Schedule A value” ($738 per month commencing on the in-service date of such tractor). If the Lease Agreement is terminated by Penske and Regional is not then in default under any term of the Lease Agreement, Regional is not obligated to either acquire the New Tractor that is the subject of the termination or pay Penske the “alternative payment” as described above.

Regional is in the process of preparing sell its remaining owned tractor fleet which will become idle upon delivery of the New Tractors, except for several owned tractor units to be retained and used for terminal site logistics. Regional expects to use the proceeds from the sale of the owned tractors to make upgrades to its storage, barge and rail facilities, to cover estimated taxes resulting from gains on the sale of the tractors and for working capital. In connection with the execution of the Lease Agreement, RB International Finance (USA) LLC, whom currently has a priority lien on Regional’s owned tractors, consented to Regional’s execution of the Lease Agreement and also approved of the intended sale of the owned fleet and the use of proceeds to be received from the sale of the owned fleet as described above.

As a result of entering into the Lease Agreement and the Vehicle Maintenance Agreement, Regional no longer provides maintenance for either the New Tractors or its owned tractor and tanker fleet. Regional expects that the annual costs related to the future operation of the transportation fleet, including savings from fuel efficiencies and reduced maintenance costs, will be reduced from historical amounts.

Other

Regional has several leases for parking and other facilities which are short term in nature and can be terminated by the lessors or Regional upon giving sixty days’ notice of cancellation. Rental expense for the years ended December 31, 2010 and 2011 was approximately $27,000 and $30,000, respectively.

Central entered into a lease for office space for administrative purposes in Plano, Texas starting August 2008 for a period of 37 months. Rent of $7,000 plus utilities was payable each month. The space was vacated in 2009. Central accrued the remaining rents under the lease in the year ended December 31, 2009.

Rent expense for all operating leases was $27,000 and $30,000 for the years ended December 31, 2010 and 2011, respectively.

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Agreements - Continued

Fuel Oil Agreement

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (Fuel Oil Agreement). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. The agreement renews automatically for successive one-year terms unless terminated upon 365 days advance written notice by either party. Pursuant to the agreement, as amended, Regional agrees to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the Terminal Agreement was again amended whereby Regional was only required to provide one storage tank through May 2009 and one storage tank through November 30, 2011. The use of the storage tank can be renewed by the customer for an additional two years by providing six months prior notice to Regional. The customer has renewed the contract, which extends its term through November 30, 2013. In addition, under the newly amended Terminal Agreement, the customer pays an annual tank rental amount of approximately $308,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation.

#4 Oil Agreement

On January 7, 2009, Regional entered into a #4 Oil Terminal Agreement with a customer with an effective date of January 7, 2009 and an expiration date of January 6, 2012. The #4 Oil Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of #4 Oil or vacuum gas oil. Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $330,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew the contract.

VGO Agreement

On May 1, 2009, Regional entered into a VGO Terminal Agreement with a customer with an effective date of May 1, 2009, as amended June 2, 2009, and June 10, 2009. The VGO Terminal Agreement expired January 6, 2012. The VGO Terminal Agreement provided for the customer to pay an annual tank rental amount of approximately $288,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew this contract.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Agreements – Continued

Sodium Hydroxide Agreement

On September 27, 2007, Regional entered into a Terminal Agreement with a customer with an effective date of June 1, 2008 and an expiration date of May 30, 2013. This Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide. Pursuant to the agreement, Regional agrees to provide two storage tanks, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $314,172, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation.

#6 Oil Agreement

On March 1, 2012, Regional entered into a Services Agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of #6 oil. Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $360,000, plus loading and unloading fees. As part of the lease, Regional was required to make immediate modifications to the tank and barge line and will need to insulate the tank in the coming months.

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Employment Agreements - Continued

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

Effective November 1, 2011, the Co-Executive Officers of the General Partner, Messrs. Anbouba and Montgomery agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing its operations to obtain the funds needed by Central to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. Central has looked at several different financing scenarios to date, each involving the acquisition of additional assets, to meet its future capital needs. None of these acquisitions has been successfully completed. As a result, management has commenced discussions to refinance the Regional assets in order to obtain additional working capital for Partnership operations. Management continues to seek acquisition opportunities for Central to expand its assets and generate additional cash from operations. It is anticipated that the payment of compensation to the General Partner’s executive officers will be reinstated in the second half of 2012.

On November 22, 2011, Regional Enterprises, Inc., a wholly-owned subsidiary of the Registrant, entered into an employment agreement with Mr. Daniel P. Matthews, Vice President and General Manager of Regional (Employee). The general provisions of the employment agreement (Agreement) include:

•	the term of employment is for a period of three years unless terminated as more fully described in the Agreement; provided, that on the third anniversary and each annual anniversary thereafter, the Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days’ prior to the applicable renewal date;

•	the Employee will serve as Vice President and General Manager of Regional;

•	the Employee will receive an annual salary of $150,000 (Base Salary) which may be adjusted from time to time as determined by the Board of Directors of Regional;

•	For each calendar year of the employment term, Employee shall be eligible to receive a discretionary bonus to be determined by Regional’s Board of Directors in its sole and absolute discretion (Annual Bonus). In addition, the Employee shall earn an anniversary bonus (Anniversary Bonus) equal to $200 for each year that the Employee has served as an employee of Regional;

•	the Employee shall be entitled to four weeks of paid vacation during each 12-month period of employment beginning upon the effective date of the Agreement;

•	the Employee will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by Regional; and

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Employment Agreements - Continued

•	the Agreement terminates (a) upon death, (b) at any time upon notice from Regional for cause as more fully defined in the Agreement, (c) by Regional, without cause, upon 15 days advance notice to Employee, or (d) by the Employee at any time for Good Reason (as more fully defined in the Agreement) or (e) by Employee without Good Reason (as more fully defined in the Agreement) upon 15 days advance notice to Regional.

In the event that the parties decide not to renew the Agreement, Regional terminates the Agreement for cause or the Employee terminates the Agreement without good reason, the Employee shall be entitled to receive all accrued and unpaid salary, expenses, vacation, bonuses and incentives awarded prior to the termination date (Accrued Amounts). In the event the Employee is terminated pursuant to clauses (c) and (d) in the last bullet point above, then the Employee shall be entitled to receive the Accrued amounts together with (i) severance pay equal to two (2) times the sum of (1) the Employee’s Base Salary in the year in which the termination date occurs and (2) the amount of the Annual and Anniversary Bonus for the year prior to the year in which the termination date occurs and (ii) for a period of up to 18 months following termination, continuation of all employee benefit plans and health insurance as provided prior to termination.

The Agreement also contains restrictions on the use of “confidential information” during and after the term of the Agreement and restrictive covenants that survive the termination of the Agreement including (i) a covenant not to compete, (ii) a non-solicitation covenant with respect to employees and customers and (iii) a non-disparagement covenant, all as more fully described in the Agreement.

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

Central estimates that more than 90% of its gross income (excluding Regional) was “qualifying income.” No ruling has been or will be sought from the IRS and the IRS has made no determination as to Central’s classification as a partnership for federal income tax purposes or whether Central’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Advances from General Partner

Central’s partnership agreement limits the liability and reduces the fiduciary duties of the General Partner to the Unitholders. Central’s partnership agreement also restricts the remedies available to Unitholders for actions that might otherwise constitute breaches of the General Partner’s fiduciary duty.

During the year ended December 31, 2011, the General Partner made cash advances to Central of $955,000 for the purpose of funding working capital pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to Central of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2012 is 1.2% per annum and such rate is adjusted monthly by the IRS under IRB 625. At December 31, 2011 and at March 15, 2012, the total amount of advances made by the General Partner to the Partnership was $1,035,000.

Intercompany Loans and Receivables

Regional.

In connection with the Regional acquisition, on July 26, 2007 Regional issued to Central a promissory note in the amount of $2,500,000 (Central Promissory Note) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on Central Promissory Note since its inception. Interest is accruing but unpaid. The present balance on the note is $3,608,000. The payment of this amount is subordinated to the payment of the RZB Note by Regional.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE K — RELATED PARTY TRANSACTIONS - Continued

Other Advances.

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership. These intercompany amounts are evidenced by book entries and bear interest at the rate of 10% annually from January 1, 2011. The present intercompany balance owed by Regional to the Partnership is approximately $1,171,000, which includes interest at the rate of 10% per annum assessed since January 1, 2011. This amount is due to the Partnership on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the RZB Note.

In connection with the Third Amendment of the RZB Note, Central was required to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane loaned Central $1,000,000 of its cash collateral held by RZB for the purpose of funding Central’s obligation to make the required payment described above. As part of the terms of the sale of 12,724,019 newly issued Common Units to Central Energy, LP, Penn Octane was paid $1.2 million to satisfy all intercompany receivables between Penn Octane and Central, including the $1.0 million note, amounts owed under the Omnibus Agreement and other advances by Penn Octane to Central and the General Partner.

Omnibus Agreement

In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Central that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions and the provision of general administration and support services by Penn Octane. Under the terms of the Omnibus Agreement, Penn Octane charged Central $472,000 for expenses during the year ended December 31, 2010. The Omnibus Agreement was terminated on November 17, 2010 in connection with the Sale.

Reimbursement Agreements

Effective November 17, 2010, Central moved its principal executive offices to Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, AirNow Compression Systems, LTD. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, Central entered into an identical agreement with Rover Technologies LLC, a company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California. Mr. Bothwell is a resident of California and lives near El Segundo. Reimbursement pursuant to such Agreements for the year ended December 31, 2011 was $31,000 and $164,000, respectively.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by Central on its behalf, as well as its share of allocable overhead for expenses incurred by Central which are indirectly attributable for Regional related activities. For the years ended December 31, 2010 and 2011, Regional recorded allocable expenses of $262,000 and $1,089,000, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE L — REALIZATION OF ASSETS

The audited consolidated balance sheets of Central included in “Item 8. Financial Statements and Supplementary Data” have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern.

Central had a loss from operations for each of the years ended December 31, 2010 and 2011, and has a deficit in working capital of $3,950,000. The RZB Note and the IRS Installment Debt totaled approximately $2,670,000 at December 31, 2011. The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by Central. In addition, Regional has accrued and unpaid estimated taxes for the calendar year 2011 of $157,000. Central is liable for the federal and state late filing penalties related to Central’s failure to deliver timely Schedules K-1 for the 2008 Tax Year and the 2009 Tax Year to its Unitholders of up to $3,464,000. Central is also responsible for contingencies associated with the TransMontaigne dispute.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, Central is unable to obtain additional financing collateralized by those assets. While Central believes that Regional has sufficient working capital for 2012 operations, the amount which can be provided to Central, if any, to fund general overhead is limited. Should Central need additional capital in excess of cash generated from operations to make the RZB Note payments, for payment of the contingent liabilities, for expansion, capital improvements to existing assets, for working capital or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, Central has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, Central would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying audited consolidated balance sheet is dependent upon the ability of Central and Regional to (1) pay the IRS installment debt payments and estimated 2011 income tax liabilities as they become due, (2) resolve favorably the exposure for late tax filing penalties for the tax years ended December 31, 2008 and 2009 and non-delivery of Schedules K-1, (3) satisfactorily resolving the TransMontaigne transaction contingencies and (4) continue to receive waiver of salaries and expenses by Central’s executive officers until sufficient working capital is received, and (5) receive additional advances from the General Partner or distributions from Regional resulting from a refinancing of the RZB Note and/or proceeds from the sale of Regional’s idle truck fleet. At the present time, neither the General Partner nor Regional has the financial ability to make such advances, pending the successful conclusion of discussions to obtain a new loan secured by the Regional assets and pay-off the RZB Loan or from proceeds received on the sale of Regional’s owned truck fleet. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt and to continue in existence.

To provide Central with the ability it believes necessary to continue in existence, management previously entered into the sale of the Central Energy Common Units, restructured the RZB Loan Agreement and paid off the Richter Note. Central continues taking steps to obtain additional debt financing, including the discussions to refinance the Regional assets and pay off the RZB Note, and favorably resolve the late tax filing matters and TransMontaigne contingencies. Management is also reviewing its general and administrative and other operating expenses to determine further steps needed to conserve working capital. It is Management’s intention to acquire additional assets in 2012 on terms that will enable Central to solidify its ability to continue as a going concern. Please see “Item 1. Business and Properties – Future Operations” for further information on management’s future plans.

NOTE M — INVESTMENT ADVISOR AGREEMENT

Central’s strategy is to acquire midstream assets with a focus on gas transportation and services assets, including gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities and related assets. To advance this strategy, during May 2011, Central retained the services of an investment banking firm (Financial Advisor) to assist it in evaluating strategic growth and financing alternatives pursuant to an agreement that expires on April 30, 2012, unless extended by mutual consent. The agreement provides that Central will retain the Financial Advisor for any M&A Transaction and Private Financing Transaction, as those terms are defined in the agreement, provided that the Financial Advisor may elect not to accept such engagement at its sole option. The advisory fees to be paid for such engagements are customary with industry practices and are payable only in the event a transaction is successfully completed by Central.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N — REGISTRATION RIGHTS AGREEMENTS

TCW Affiliate

In November 2007, an affiliate of Central entered into a $30 million senior secured credit facility with TCW Asset Management Company (TCW), as agent, and TCW Energy Fund X Investors, as holders (TCW Credit Facility), in connection with the purchase of certain oil and gas properties located in Haskell, McIntosh and Pittsburg Counties, Oklahoma. The TCW Credit Facility was amended on several occasions and finally settled in May 2009 after TCW issued a “notice of event of default – demand for cure.” As a part of the settlement, Central entered into a registration rights agreement with an affiliate of TCW to provide piggyback registration rights with respect to 400,000 Common Units held by the affiliate of TCW. See Note F – Debt Obligations – TCW Credit Facility to the Audited Consolidated Financial Statements of Central Energy for the year ended December 31, 2010 contained in the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding the TCW Credit Facility and the settlement arrangements.

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

Limited Partners of Central Energy, LP

Effective as of August 1, 2011, Central and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 newly-issued Common Units of Central. The Registration Rights Agreement provides the limited partners of Central Energy, LP who acquired newly-issued Common Units in the November 17, 2010 transaction (Purchasers) with shelf registration rights and piggyback registration rights, with certain restrictions, for the Common Units held by them (Registrable Securities). Central is required to file a “shelf registration statement” covering the Registrable Securities as soon as practicable after April 15, 2012, and maintain the shelf registration statement as “effective” with respect to the Registrable Securities until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed. The piggyback registration rights permit a Purchaser to elect to participate in an underwritten offering of Central’s securities other than a registration statement filed in connection with the registration of Central’s securities relating solely to (1) employee benefit plans or (2) a Rule 145 transaction. The amount of Registrable Securities that the Purchasers can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N — REGISTRATION RIGHTS AGREEMENTS - Continued

Limited Partners of Central Energy, LP - Continued

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

NOTE O – SUBSEQUENT EVENTS

On March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011 until a quarter established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

In addition to elimination of the obligation to make payments of any unpaid minimum quarterly distributions until a quarter established by the Board of Directors of the General Partner, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and the additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with its next acquisition since the financing of an acquisition may involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

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

Since mid-2009, the General Partners’ accounting department has consisted of only the chief financial officer, an assistant to the chief financial officer and Regional’s accountant. Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2011. The lack of sufficient personnel, combined with the financial difficulties encountered by the Partnership in 2008, 2009 and 2010 up to the time of the sale of newly issued Common Units to Central Energy, LP, and the inability to complete an acquisition since then resulting in the depletion of cash reserves was and continues to be the major reason that the Partnership was unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information.

In 2011, the General Partner’s new management continued to work with only the chief financial officer and an assistant to the chief financial officer (until July 2011) while it sought to identify an acquisition opportunity that might include an accounting function to bolster the General Partner and Regional’s accounting capabilities. This has not occurred. As a result, the lack of sufficient personnel continues to be an issue with respect to establishing the desired internal control over financial reporting and accounting. The General Partner does not expect to be able to take the steps necessary to improve its internal control over financial reporting during 2012 given its current financial condition absent the acquisition of a company with the necessary accounting functions and personnel to resolve its dilemma.

Despite the lack of accounting personnel, the management of the General Partner believes the Partnership’s audited consolidated financial statements included in this Annual Report fairly present in all material respects its financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the Partnership’s disclosure controls and procedures over financial reporting were not effective as of December 31, 2011.

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

The limited liability company agreement of the General Partner provides that the Board of Directors shall consist of seven members. Messrs. Anbouba and Montgomery have the right to appoint five directors to the Board of Directors and the Cushing MLP Opportunity Fund I, L.P. (the “Cushing Fund”) has the right to appoint two directors to the Board of Directors. On June 29, 2011, Messrs. Anbouba and Montgomery appointed five directors to the Board of Directors of the General Partner, including three independent directors, and Cushing appointed two directors to such Board of Directors. In addition, the Board of Directors appointed three directors to each of the Board of Director’s Audit Committee and Compensation Committee on that date. On August 11, 2011, the Board of Directors appointed five directors, including three independent directors, to its Conflicts Committee. See “Item 10. Managers, Executive Officers and Corporate Governance” for additional information regarding the composition of the Board of Directors and its committees.

The following table shows information for the current members of the Board of Directors of the General Partner.

Name of Director	Age	Position with the General Partner	Director Since

Imad K. Anbouba	57	Director and Co-President (3)	2010
William M. Comegys, III	62	Director (1)(2)(3)	2011
David M. Laney	63	Director (1)(2)(3)	2011
Carter R. Montgomery	56	Director and Co-President (3)	2010
Daniel L. Spears	39	Director	2011
Jerry V. Swank	60	Director	2011
Michael T. Wilhite, Jr.	42	Director (1)(2)(3)	2011

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

(3)	Member of the Conflicts Committee

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

William M. Comegys, III is an attorney engaged in commercial real estate, general corporate, and oil and gas law in Shreveport, Louisiana. Mr. Comegys currently serves as the Managing Partner of Comsite, LLC, a company engaged in oil and gas exploration in the Ark-La-Tex area, and Comex, LLC, a company engaged in oil and gas exploration in Mississippi. He also serves as the Managing Director of Briarfield Plantation, a partnership engaged in commercial farming operations in Caddo Parish, Louisiana. During the past five years, Mr. Comegys also served on the Board of Managers of Ensight Energy Partners III, LLC, a Delaware limited liability company, engaged in oil and gas exploration in the States of Louisiana, Mississippi and Texas. Mr. Comegys received his undergraduate and law degrees from Louisiana State University.

David M. Laney has practiced law in Dallas, Texas for the past 35 years. He currently has a solo law practice and a transportation finance and development consulting practice. From 2003 to 2007, he was a partner with the firm of Jackson Walker L.L.P. focusing on complex business organization matters, financial transactions and transportation matters. From 1977 to 2002, he practiced with the firm of Jenkens & Gilchrist serving on its Board of Directors from 1985 to 2002 and as its Chairman and President from 1990 to 2002. Mr. Laney has held board positions with Matador Resources, Inc., from 2003 to present, and Atlas Funds and Atlas Insurance Trust from 2005 to 2007. He also served as Chairman of the Board of Directors of the National Rail Passenger Corporation (Amtrak) from 2002 to 2007, and as Chairman of the Texas Transportation Commission from 1995 to 2001. Mr. Laney also served as a member of the Stanford University Board of Trustees from 1998 to 2003, during which time he also served as Chairman of the Board’s Audit and Risk Management Committee and as a member of its Finance and Litigation Committee. Mr. Laney currently serves as currently serves as lead independent director of the Board of Directors of Matador Resource Company and chairman of the board’s Nominating, Compensation and Planning Committees and as an independent director of LBJ Infrastructure Group, LLC. Mr. Laney received his undergraduate degree from Stanford University and his law degree from Southern Methodist University.

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

Daniel L. Spears has served as a partner and portfolio manager at Swank Capital since 2006. Prior to that he was an investment banker in the Natural Resources Group at Banc of America Securities LLC for eight years and before that was in the Global Energy and Power Investment Banking Group at Salomon Smith Barney. Mr. Spears currently serves on the Board of Directors of Post Rock Energy Corp where he serves on the Audit Committee and as the Chairman of the Nomination Committee. Mr. Spears received his B.S. in Economics from The Wharton School of the University of Pennsylvania.

Jerry V. Swank is the founder and Managing Partner of Swank Capital and has 34 years of experience in investment management and research analysis. Prior to founding Swank Capital in 2001, Mr. Swank was President and CEO of John S. Herold, Inc., an independent oil and gas research and consulting company. During his tenure with Herold, Mr. Swank spoke frequently, both domestically and abroad, on the oil and gas industry. Prior to joining Herold, he spent 14 years with CS First Boston in Institutional Equity and Fixed Income Sales in its Dallas office and during the last 10 years with CS First Boston was a Director and Southwest Regional Sales Manager. Prior to First Boston, Mr. Swank worked for seven years as a buy-side analyst and portfolio manager. Mr. Swank holds a B.A. in Economics from the University of Missouri and an M.B.A. from the University of North Texas. Mr. Swank has served on the Board of Directors of John S. Herold Inc., Matador Petroleum and Advantage Acceptance Inc. He currently serves on the Board of Directors of E-T Energy Ltd.

Michael T. Wilhite, Jr. has served on the Board of Directors of Mustang Drilling, Inc., a private oil and gas exploration company since 1996. During that time he has overseen all accounting, finance and tax matters for the company. During the last six years he has also been responsible for all legal matters related to the company. Mr. Wilhite also serves on the Compensation Committee of Wulf Outdoor Sports, Inc., a private company. He received his undergraduate degree in accounting and a Masters in Finance from Baylor University and his legal degree from Texas Wesleyan School of Law.

Information Regarding the Board of Directors

The business of the Partnership is managed under the direction of the Board of Directors of our General Partner. The Board of Directors currently consists of seven members. The Board of Directors conducts its business through meetings of the Board of Directors and its committees. During 2011, the Board of Directors held eight meetings, the Audit Committee held four meetings, the Compensation Committee held no meetings, and the Conflicts Committee held no meetings. During 2010, the Board of Directors held eight meetings, the Audit Committee held no meetings and the Compensation Committee held two meetings. No member of the Board of Directors attended less than 75% of the meetings of the Board of Directors and committees of the Board of Directors of which he was a member during 2010 or 2011.

Communication with the Board of Directors

Unitholders and other interested parties may communicate with the Board of Directors of our General Partner by sending written communication in an envelope addressed to “Board of Directors” in care of the Company Secretary, Central Energy Partners LP, 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206.

Audit Committee

The limited liability agreement of the General Partner (the “GP Agreement”) provides for an audit committee (the “Audit Committee”) composed of directors whom the Board of Directors has determined to be independent. Prior to November 17, 2010, the members of our General Partner’s Audit Committee were Messrs. Canney (Chairman), Feiwell, and Manner. Each of Messrs. Canney, Feiwell and Manner resigned from the Board of Managers and the Audit Committee in November 2010. On June 29, 2011, Messrs. Comegys, Laney and Wilhite were appointed to serve on the Audit Committee of the Board of Directors. Mr. Wilhite was appointed to serve as the Chairman of the Committee. The Board of Directors has determined that each of Messrs. Comegys, Laney and Wilhite meet the Audit Committee independence requirements under the rules of the SEC. The Board of Directors has also determined that Messrs. Laney and Wilhite meet the definition of an “audit committee financial expert” as defined in the rules of the SEC.

In 2011, the Audit Committee met four times in 2011 and did not meet in 2010. The primary activity of the Audit Committee was to review and approve the quarterly financial statements prepared by the General Partner on behalf of the Partnership and review the Partnership’s Reports on Form 10-Q for the quarterly periods ended June 30, 2011 and September 30, 2011. In addition, the committee conducted a review of the audit service needs of the Partnership and the General Partner. After conducting its review and interviewing several accounting firms, the committee made the decision to change the independent accounting firm providing services to the Partnership and the General Partner. On October 12, 2011, Burton McCumber & Cortez, L.L.P. was notified that it was being dismissed as the auditing firm of the Partnership and the General Partner. The determination to change auditing firms did not result from any disagreement or dissatisfaction with Burton McCumber & Cortez. On October 18, 2011, the General Partner retained the services of Montgomery Coscia & Greilich LLP, Certified Public Accountants, to (i) audit the consolidated financial statements of the Partnership and Regional as of December 31, 2011 and 2012 and (ii) review the Partnership’s unaudited quarterly financial information for the quarter ended September 30, 2011 and each of the quarters ended March 31, June 30 and September 30, 2012. The decision to dismiss Burton McCumber & Cortez and retain a new auditing firm was the result of a review initiated by the Audit Committee of the Board of Directors of the General Partner.

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

Compensation Committee

The GP Agreement provides for a compensation committee (the “Compensation Committee”) composed of directors whom the Board of Directors has determined to be independent. Prior to November 17, 2010, the members of the Compensation Committee were Messrs. Canney, Feiwell and Manner. Each of Messrs. Canney, Feiwell and Manner resigned from the Board of Directors and the Compensation Committee in November 2010. On June 29, 2011, the Board of Directors of the General Partner appointed Messrs. Comegys, Laney and Wilhite were appointed to serve on the Compensation Committee of the Board of Directors of the General Partner. Mr. Laney was appointed to serve as the Chairman of the Compensation Committee. The Board of Directors has determined that each of Messrs. Comegys, Laney and Wilhite meet the independence requirements of the rules and regulations of the SEC. The Board also believes that such individuals will meet the independence requirements to be adopted by the SEC pursuant to the Dodd-Frank Wall Street Reform and consumer Protection Act of 2010, as proposed on March 30, 2011. The Compensation Committee did not meet in 2011 and met two times in 2010.

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

Conflicts Committee

The Partnership Agreement provides for a conflicts committee (the “Conflicts Committee”) to be composed of no less than three members of the Board of Directors of the General Partner, at least two of whom the Board of Directors has determined to be “independent”. On August 11, 2012, the Board of Directors of the General Partner appointed Messrs. Anbouba, Comegys, Laney, Montgomery and Wilhite to serve on the Conflicts Committee. Mr. Comegys was appointed to serve as the Chairman of the Committee. The Board of Directors has determined that each of Messrs. Comegys, Laney and Wilhite meet the independence requirements of the rules and regulations of the SEC. The Conflicts Committee reviews and makes recommendations relating to potential conflicts of interest between the Partnership and its subsidiaries, on the one hand, and the General Partner and its affiliates, on the other hand.

Executive Officers of the General Partner

Prior to November 17, 2010 and the consummation of the Sale, Mr. Ian Bothwell was the only executive officer of the General Partner. Mr. Bothwell has served as the acting Chief Executive Officer, acting President, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary since 2006. Upon completion of the Sale, Messrs. Anbouba and Montgomery were appointed Co-Chief Executive Officers and Presidents of the General Partner and Mr. Bothwell was appointed Executive Vice President, Chief Financial Officer and Secretary. The names of the General Partners’ executive officers at December 31, 2011 and certain information about each of them are set forth below.

Name of Executive Officer	Age	Position with the General Partner or Regional	Officer Since
Imad K. Anbouba	57	Co-Chief Executive Officer	2010
Carter R. Montgomery	56	Co-Chief Executive Officer	2010
Ian T. Bothwell	52	Executive Vice President, Chief Financial Officer and Secretary	2003
Daniel P. Matthews	51	Vice President and General Manager of Regional	2007

For biographical information of Messrs. Anbouba and Montgomery, please see “Directors of the General Partner” above.

Ian T. Bothwell was elected Treasurer of the General Partner in 2003. In 2004, Mr. Bothwell was elected to serve as Chief Financial Officer, Vice President and Assistant Secretary of the General Partner. He was elected Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary of Penn Octane in October 1996. In November 2006, he was appointed Acting Chief Executive Officer and Acting President of the General Partner and of Penn Octane, from which positions he resigned in November 2011. In November 2010, he was appointed Executive Vice President, Chief Financial Officer and Secretary of the General Partner. He also served as a director of Penn Octane from March 1997 until July 2004. Since July 2007, Mr. Bothwell has served as President and a director of Regional Enterprises, Inc. Since April 2007, Mr. Bothwell has served as the President and controlling member of Rover Technologies, LLC, a company formed to provide management solutions to the public transportation industry.

Daniel P. Matthews has served in various capacities with Regional Enterprises, Inc. since 1998 when he was hired as the Terminal Manager at the Hopewell, Virginia facility. He served in this capacity until April, 2005 when he was promoted to Vice President of Operations. In July, 2007, he was promoted to his current position of Vice President and General Manager of the company. From 1978 through 1998, Mr. Matthews served a distinguished career with the U.S. Army in the aviation branch retiring as a senior non-commissioned officer and master aircraft technician.

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

Insider Trading Policy

The Board of Directors of the General Partner has adopted an Insider Trading Policy on August 11, 2011. A copy of the policy is available on the Partnership’s website at www.centralenergylp.com. This policy establishes the guidelines and rules for trading or causing the trading of (i) any current or future securities issued by the Partnership, including the Common Units, and (ii) the securities of other publicly-traded companies while an officer, director or employee of the General Partner, the Partnership or any subsidiary of the Partnership (collectively, referred to in the policy as the “companies”) are in possession of confidential, non-public information. The policy prohibits the trading of securities of the Partnership in certain circumstances by all officers, directors and employees of the companies and the trading by “covered persons,” which includes all directors of the companies, officers of the General Partner and subsidiaries of the Partnership at the level of vice president and above (including the Chief Financial Officer of the General Partner and the Controller of any subsidiary of the Partnership or the General Partner) and certain other employees, in special circumstances as outlined in the policy. The policy requires the designation of a compliance officer, which is Ian T. Bothwell, the Chief Financial Officer of the General Partner, to perform certain tasks imposed by the policy.

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

Compensation of the General Partner’s Executive Officers

The table below sets forth a summary of compensation paid for the last three years to those employees who served as the General Partner’s Chief Executive Officer, Chief Financial Officer and its other three most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2011. Until November 17, 2010, the General Partner had only one such person. Prior to November 17, 2010, the services rendered by the executive officers of the General Partner were provided pursuant to the terms of the Omnibus Agreement for which the Partnership paid Penn Octane for its allocable portion of general and administrative expenses incurred by Penn Octane, including expenses for services rendered by Penn Octane employees, for the benefit of the Partnership. The Omnibus Agreement was terminated on November 17, 2010. As a result, Penn Octane no longer is reimbursed for any expenses or costs associated with the Partnership.

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

The following table sets forth annual and all other compensation to Messrs. Anbouba, Montgomery, Bothwell and Matthews in 2011. The compensation amounts for Mr. Bothwell include services rendered in all capacities to both Penn Octane and the Partnership and its subsidiaries during each of the periods prior to January 1, 2011. Messrs. Bothwell and Matthews were the only executive officers of the General Partner during most of 2010. Messrs. Anbouba and Montgomery were appointed Co-Chief Executive Officers on December 28, 2010, and did not receive any compensation in 2010. The information set forth in the following table includes the dollar values of base salaries and bonus awards, whether paid or deferred. The Partnership has not granted any stock or option awards or other long-term non-equity incentive plan or non-qualified deferred compensation earnings to any employees during 2010 or 2011.

Name and Principal Position	Principal Position	Year	Salary ($)	Bonus ($)		Total ($)

Imad K. Anbouba (1)	Co-Chief Executive Officer	2009	-	$-		-
		2010	-	$-		-
		2011	$80,000	$-		$80,000

Carter R. Montgomery (1)	Co-Chief Executive Officer	2009	-	$-		-
		2010	-	$-		-
		2011	$80,000	$-		$80,000

Ian T. Bothwell(2)	Acting Chief Executive Officer	2009	$212,000	-		$212,000
	President & CFO	2010	$242,000	$80,000	(3)	$312,000
	EVP, CFO & Secretary	2011	$275,000	-		$275,000

Daniel P. Matthews(4)	Vice President of	2009	$106,944	$25,000		$113,944
	Regional Enterprises, Inc.	2010	$108,965	$25,000		$133,965
		2011	$151,445	$25,000		$176,445

(1)	Messrs. Anbouba, and Montgomery were appointed Co-Presidents of the General Partner on November 17, 2010 and did not receive any salary or bonus in 2010. Effective November 1, 2011, each of Messrs. Anbouba and Montgomery agreed to defer receiving any compensation until the General Partner is able to refinance the assets of the Partnership and obtain the necessary liquidity to continue to operate the General Partner and the Partnership on a long-term basis.

(2)	Mr. Bothwell was appointed Acting President and Acting Chief Executive Officer of Penn Octane and the General Partner in November 2006. He was appointed Executive Vice President, Chief Financial Officer and Secretary in November 2010. Amounts paid in 2009 and during 2010, through November 17, 2010, were paid by Penn Octane. Effective January 1, 2012, Mr. Bothwell also agreed to defer receiving any compensation until the General Partner is able to refinance the assets of the Partnership and obtain the necessary liquidity to continue to operate the General Partner and the Partnership on a long-term basis.

(3)	Amounts paid during 2011.

(4)	Mr. Matthews is the principal operating officer of Regional Enterprises, Inc., the Partnership’s sole operating entity.

Compensation from the Partnership

The Partnership has no directors, officers or employees. All compensation of the officers and directors of the General Partner are currently made by the Compensation Committee of the Board of Directors of the General Partner. The Compensation Committee approved the cash or equity compensation paid by the General Partner to its “named executive officers.” The Compensation Committee of the General Partner also has the ability to recommend the issuance of equity instruments of the Partnership or other compensation to the “named executive officers” in connection with their service to the Partnership.

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

Termination and Change in Control

On November 17, 2010, the Partnership issued 12,724,019 new Common Units to Central Energy, LP for cash, which does not constitute a technical termination of the Partnership as a result of the exemption provided by Treas. Reg. § 1.708-1(b)(2). On May 26, 2011, Central Energy, LP distributed 12,469,535 of the newly-issued Common Units to its limited partners (as required by its limited partnership agreement). As a result of this distribution, the Partnership experienced a technical termination under Treas. Reg. § 1.708-1(b)(1)B). As a result, the Partnership requested an extension from the IRS for filing its tax return for the period from January 1, 2011 to May 26, 2011 in order to identify its Limited Partners during that time period. On February 9, 2012, the IRS granted an extension for filing the return for the shortened period to September 15, 2012. The IRS has announced a relief procedure whereby a publicly traded partnership that has technically terminated can request publicly traded partnership termination relief. If, upon application, the IRS grants such relief, the partnership will only have to provide one Schedule K-1 to Unitholders for the year notwithstanding two partnership tax years. The Partnership is in the process of filing for such relief.

Compensation of Directors

For the years ended December 31, 2010 and 2011, no compensation of any type has been paid or accrued to the current directors of the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of Partnership Common Units beneficially owned as of March 15, 2012 by each person known by the Partnership to own beneficially more than 5% of its outstanding Common Units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Cushing MLP Opportunity Fund I, L.P.	7,413,013	46.7%
Sanctuary Capital LCC	1,017,922	6.4%

The following table sets forth the number of Common Units of the Partnership beneficially owned as of March 15, 2012 by each director or former director of the General Partner, each Named Executive Officer, and all current and former directors and Named Executive Officers as a group. The address of each person in the table below is c/o Central Energy Partners LP, 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Imad K. Anbouba	0	0.00%
Ian T. Bothwell	38,812	*
William M. Comegys, III	318,000	2.00%
David M. Laney	0	0.00%
Daniel P. Matthews	0	0.00%
Carter R. Montgomery	0	0.00%
Daniel L. Spears(2)	7,413,013	46.72%
Jerry V. Swank(2)	7,413,013	46.72%
Michael T. Wilhite, Jr.(3)	763,441	4.81%
All Managers and Named Executive Officers as a group (11 persons)	8,533,366	53.78%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common Units which are purchasable under options which are currently exercisable, or which will become exercisable no later than 60 days after March 31, 2011, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all Common Units shown as beneficially owned by them.
(2)	Includes 7,413,013 Common Units held by Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership. Mrs. Spears and Swank are the portfolio managers of Cushing MLP Opportunity Fund I, L.P. (the “Fund”) and may be deemed to be the beneficial owner of the issuer’s Common Units held by the Fund. Messrs. Spears and Swank each disclaim beneficial ownership of such Common Units except to the extent of each of his pecuniary interest therein and nothing in this report shall be deemed an admission of beneficial ownership of such shares for purposes of Section 16 or for any other purpose.

(3)	Mr. Wilhite is Vice President and General Counsel of Mustang Drilling, Inc. (the “Company”) and may be deemed to be the beneficial owner of the issuer’s Common Units held by the Company. Mr. Wilhite disclaims beneficial ownership of such Common Units except to the extent of his pecuniary interest therein and nothing in this report shall be deemed an admission of beneficial ownership of such shares for purposes of Section 16 or for any other purpose.

Equity Compensation Plans

The following table provides information concerning the Partnership’s equity compensation plans as of December 31, 2011. On March 9, 2005, the Board of Directors of the General Partner approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of the Partnership or the General Partner or any affiliate of the Partnership or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 Common Units, in an equal amount as determined by the Board of Directors of the General Partner. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the Board of Directors may determine. There are currently 608,769 Common Units available for issuance under the 2005 Plan.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (per unit)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	13,542	$16.66	608,769
Total	13,542	$16.66	608,769

(1)	Under the terms of the Partnership Agreement, no approval by the Unitholders of grants under the 2005 Plan is required.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Employment Agreements

The General Partner entered into employment agreements with Messrs. Anbouba and Montgomery in December 2010. The terms of the employment agreements are substantially the same, and the general provisions of the employment agreements include:

•	the term of employment is for a period of three years unless terminated, renegotiated and/or the occurrence of an event as more fully described in the employment agreements;

•	each employee will serve as Co-President of the General Partner;

•	each employee will receive an annual salary of $80,000 which may be adjusted upward from time to time as determined by the Board of Managers of Managers (commencing in 2011);

•	each employee may receive bonuses, commissions or other discretionary compensation payments, if any, as the Board of Managers may determine to award from time to time;

•	each employee shall be entitled to five weeks of paid vacation during each 12 month period of employment beginning upon the effective date of the Employment Agreements;

•	each employee will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by the General Partner; and

•	the employment agreements terminate (a) upon death, (b) at any time upon notice from the General Partner for cause as more fully defined in the employment agreements, (c) by the General Partner, without cause, upon 30 days advance notice to employee, or (d) by the employee at any time for Good Reason (as more fully defined in the employment agreements) or (e) without Good Reason (as more fully defined in the employment agreements) upon 30 days advance notice to the General Partner.

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

On November 22, 2011, Regional entered into an employment agreement with Mr. Daniel P. Matthews, its Vice President and General Manager (the “Employee”). The general provisions of the employment agreement (“Agreement”) include:

•	the term of employment is for a period of three years unless terminated as more fully described in the Agreement; provided, that on the third anniversary and each annual anniversary thereafter, the Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days’ prior to the applicable renewal date;

•	the Employee will serve as Vice President and General Manager of Regional;

•	the Employee will receive an annual salary of $150,000 (“Base Salary”) which may be adjusted from time to time as determined by the Board of Directors of Regional;

•	For each calendar year of the employment term, Employee shall be eligible to receive a discretionary bonus to be determined by Regional’s Board of Directors in its sole and absolute discretion (“Annual Bonus”). In addition, the Employee shall earn an anniversary bonus (“Anniversary Bonus”) equal to $200 for each year that the Employee has served as an employee of Regional;

•	the Employee shall be entitled to four weeks of paid vacation during each 12-month period of employment beginning upon the effective date of the Agreement;

•	the Employee will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by Regional; and

•	the Agreement terminates (a) upon death, (b) at any time upon notice from Regional for cause as more fully defined in the Agreement, (c) by Regional, without cause, upon 15 days advance notice to Employee, or (d) by the Employee at any time for Good Reason (as more fully defined in the Agreement) or (e) by Employee without Good Reason (as more fully defined in the Agreement) upon 15 days advance notice to Regional.

In the event that the parties decide not to renew the Agreement, Regional terminates the Agreement for cause or the Employee terminates the Agreement without good reason, the Employee shall be entitled to receive all accrued and unpaid salary, expenses, vacation, bonuses and incentives awarded prior to the termination date (the “Accrued Amounts”). In the event the Employee is terminated pursuant to clauses (c) and (d) in the last bullet point above, then the Employee shall be entitled to receive the Accrued Amounts together with (i) severance pay equal to two (2) times the sum of (1) the Employee’s Base Salary in the year in which the termination date occurs and (2) the amount of the Annual and Anniversary Bonus for the year prior to the year in which the termination date occurs and (ii) for a period of up to 18 months following termination, continuation of all employee benefit plans and health insurance as provided prior to termination. The Agreement also contains restrictions on the use of “confidential information” during and after the term of the Agreement and restrictive covenants that survive the termination of the Agreement including (i) a covenant not to compete, (ii) a non-solicitation covenant with respect to employees and customers and (iii) a non-disparagement covenant, all as more fully described in the Agreement.

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

Sale and Purchase Agreement

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP, as successor in interest to Central Energy, LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement dated May 25, 2010, as amended. At closing, the Partnership sold the 12,724,019 newly issued Common Units (the “Newly Issued Common Units”) to Central Energy, LP for $3,950,291 and Penn Octane sold 100% of the limited liability company interests in the General Partner to Central Energy, LP for $149,709 (the “Sale”). As a result of the completion of this transaction, all control in the General Partner transferred to Central Energy, LP, the Newly Issued Common Units were sold to Central Energy, LP, and Messrs. Imad K. Anbouba and Carter R. Montgomery, each of whom own 30.17% of the membership interests in Central Energy GP LLC, the general partner of the Partnership, became the sole directors of the General Partner.

Central Energy, LP was obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units of Central which it acquired in the Sale to its limited partners. On May 26, 2011, Central Energy, LP completed the distribution of the Newly Issued Common Units to its limited partners. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. Of the Newly Issued Common Units, Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (the “Cushing Fund”), holds 7,413,013 Common Units (46.7%) and Sanctuary Capital LLC owns 1,017,922 Common Units of the Partnership (6.4%). Neither of Messrs. Anbouba or Montgomery received any Common Units in the distribution of the Newly Issued Common Units.

In addition, Central Energy, LP was obligated to distribute the limited liability company interests it held in Central Energy GP LLC, the General Partner of the Partnership (the “General Partner”), to its limited partners. In addition, Messrs. Anbouba and Montgomery were obligated under other agreements to distribute a portion of their limited liability company interests in the General Partner to certain limited partners of Central Energy, LP. In September 2011, Central Energy, LP transferred all of the limited liability company interests in the General Partner to its limited partners and Messrs. Anbouba and Montgomery pursuant to the terms of the limited partnership agreement of Central Energy, LP and the agreements between Messrs. Anbouba and Montgomery and certain limited partners of Central Energy, LP. As a result of these transfers, Central Energy, LP no longer holds any limited liability company interests in the General Partner. Messrs. Anbouba and Montgomery each hold 30.17% of the limited liability company interests of the General Partner, and the Cushing Fund holds 25.00% of the limited liability company interests of the General Partner.

Given their respective ownership interests in the General Partner, Messrs. Anbouba, Montgomery and the Cushing Fund are each deemed a controlling member of the General Partner. In addition, the Second Amended and Restated Limited Liability Company Agreement of the General Partner provides that Messrs. Anbouba and Montgomery have the right to appoint five of the seven members of the Board of Directors of the General Partner. The Cushing Fund has the right to appoint the other two members to the Board of Directors. As a result, these individuals and the Cushing Fund control the affairs of the General Partner, subject to the terms and conditions of the GP Agreement.

Advances from General Partner

During the calendar year ended December 31, 2011, the General Partner made cash advances of $955,000 to Central for the purpose of funding working capital. The intercompany demand note provides for advances from time to time by the General Partner to Central of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2012 is 1.2% per annum and such rate is adjusted monthly by the IRS under IRB 625. At March 15, 2012, the total amount of advances made by the General Partner to the Partnership was $1,035,000.

Intercompany Loans

In connection with the Regional acquisition, on July 26, 2007 Regional issued to Central a promissory note in the amount of $2,500,000 (the “Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on Central Promissory Note since its inception. Interest is accruing but unpaid. The present balance on the note is $3,608,000. The payment of this note is subordinated to the payment of the RZB Note. Regional does not have the cash to pay the Central Promissory Note if a demand were to be made by Central for payment.

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership to Regional, including the $1.0 million advanced by the Partnership to Regional in in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership. These intercompany amounts are evidenced by book entries and bear interest at the rate of 10% annually from January 1, 2011. The present intercompany balance owed by Regional to the Partnership is approximately $1,171,000, which includes interest at the rate of 10% per annum assessed since January 1, 2011. This amount is due to the Partnership on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the RZB Note.

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

Reimbursement Agreements

Effective November 17, 2010, the Partnership commenced conducting business in Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, a director and co-chief executive officer of the General Partner, AirNow Compression Systems, LTD. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California. Mr. Bothwell is a resident of California and lives near El Segundo. Reimbursements included in the audited financial statements for the year ended December 31, 2011 were $31,000 and $164,000, respectively. Due to the General Partner’s lack of liquidity, it has not made payments of the overhead costs to either AirNow Compression Systems, LTD. or Rover Technologies LLC since January 1, 2012.

Management Fee Paid by Regional

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the years ended December 31, 2010 and 2011, Regional recorded allocable expenses of $262,000 and $1,089,000, respectively.

Distributions to General Partner

All Unitholders of the Partnership have the right to receive distributions of “available cash” as defined in the Partnership Agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units in respect of any quarter commencing with a quarter established by the Board of Directors of the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and its incentive distribution rights.

Item 14. Principal Accountant Fees and Services.

The Partnership has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended December 31, 2010 and 2011:

	2010	2011
Audit Fees(1)	$(64,000)	$348,989
Audit — Related Fees	$-	$-
Tax Fees(2)	$3,000	$-
All Other Fees(3)	$-	$6,109

(1)	Audit fees for 2010 include a settlement of previously billed fees totaling $115,000 for services provided for the audit of the year ending December 31, 2008.
(2)	Represents fees billed for tax compliance, tax advice and tax planning services.

(3)	Represents billings for services rendered in connection with the change in auditors.

The Partnership has been billed as follows for the professional services of Montgomery Coscia Greilich, LLP rendered during the year ended December 31, 2011:

	2010	2011
Audit Fees	$-	$34,540
Audit — Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

The General Partner’s Audit Committee approves the engagement of the Partnership’s independent auditor to perform audit-related services. The Audit Committee does not formally approve specific amounts to be spent on non-audit related services which in the aggregate do not exceed amounts to be spent on audit-related services. In determining the reasonableness of audit fees, the Audit Committee considers historical amounts paid and the scope of services to be performed. The Audit Committee has determined that the professional services rendered by our accountants are compatible with maintaining the principal accountant’s independence. The Audit Committee gave prior approval to all audit services in 2010 and 2011.

 PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	Financial Statements and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Central Energy Partners LP

Report of Independent Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2010 and 2011

Consolidated Statements of Operations for each of the two years in the period ended December 31, 2011

Consolidated Statement of Partners’ Capital for each of the two years in the period ended December 31, 2011

Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2011

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

b. Exhibits.

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.
2.1	Distribution Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and its Subsidiaries. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).
2.2	Amended and Restated Purchase and Sale Agreement, dated August 15, 2006, by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 20, 2006, SEC File No. 000-50394).
2.3	Agreement and Plan of Merger, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., Regional Enterprises, Inc. (also known as Regional Enterprises, Inc.); the shareholders; and W. Gary Farrar, Jr.. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
2.4	Articles of Merger of Regional Enterprises, Inc. and Regional Enterprises, Inc., dated July 27 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
2.5	Asset Purchase Agreement, dated October 1, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).
123

Exhibit No.
2.6	Amendment to Asset Purchase Agreement, dated November 16, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).
2.7	Asset Purchase Agreement, dated as of October 1, 2007, by and between Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).
2.8	Amendment to Asset Purchase Agreement, dated October 25, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).
2.9	Second Amendment to Asset Purchase Agreement, dated November 16, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).
2.10	Stock Purchase Agreement, dated October 2, 2007, by and between Rio Vista GO, GO LLC, Outback Production Inc., Gary Moores and Bill Wood. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).
2.11	Amendment to Membership Interest Purchase and Sale Agreement, dated November 16, 2007, by and between Rio Vista Energy Partners L.P., Rio Vista GO LLC, Outback Production Inc., GO LLC, and Gary Moores and Bill Wood. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).
2.12	Purchase and Sale Agreement, dated December 26, 2007, by and among Rio Vista Operating Partnership L.P., Penn Octane International, LLC, TMOC Corp., TLP MEX L.L.C. and RAZORBACK L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on January 3, 2008, SEC File No. 000-50394).
3.1	Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed July 10, 2003. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).
3.2	Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed September 17, 2003. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).
3.3	First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P., dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).
3.4	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P., dated October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 21, 2005, SEC File No. 000-50394).
3.5	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).
3.6	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement, dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).
3.7	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC, dated October 2, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 6, 2006, SEC File No. 000-50394).
4.1	Specimen Unit Certificate for Common Units. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).
4.2	Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

Exhibit No.
10.1	Contribution, Conveyance and Assumption Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).
10.2	Omnibus Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).
10.3	Amendment No. 1 to Omnibus Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).
10.4	Purchase Contract, dated October 1, 2004, by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).
10.5	Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).
10.6	Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).
10.7	Rio Vista Energy Partners L.P. Unit Option Agreement, dated July 10, 2003, granted to Shore Capital LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).
10.8	Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).
10.9	Conveyance Agreement, dated September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).
10.10	Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC, dated September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).
10.11	Guaranty & Agreement, dated September 15, 2004, between Rio Vista Operating Partnership L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).
10.12	General Security Agreement, dated September 15, 2004, between Rio Vista Energy Partners L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).
10.13	General Security Agreement, dated September 15, 2004, between Rio Vista Operating Partnership L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).
10.14*	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 12, 2005, SEC File No. 000-50394).
10.15	Promissory Note, dated August 15, 2005, between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on August 19, 2005, SEC File No. 000-50394).

Exhibit No.
10.16	Security Agreement, dated August 15, 2005, between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on August 19, 2005, SEC File No. 000-50394).
10.17	Amended and Restated Consulting Agreement, dated November 15, 2005, by and among Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 21, 2005, SEC File No. 000-50394).
10.18	Unit Purchase Option, dated February 6, 2007, between Shore Trading LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).
10.19	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts, dated February 6, 2007, by and among Penn Octane Corporation, Rio Vista GP LLC and Shore Trading LLC. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).
10.20	Consulting Agreement entered into on March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation and Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).
10.21	Letter Agreement, dated March 5, 2007, by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).
10.22*	Form of Rio Vista GP LLC Chairman Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).
10.23*	Form of Rio Vista GP LLC Managers Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).
10.24*	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).
10.25*	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).
10.26	Consulting Agreement, dated November 1, 2006, by and among Penn Octane Corporation And Rio Vista Energy Partners L.P. and Ricardo Canney. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.27	Consulting Agreement, dated July 2, 2007, by and between Rio Vista Energy Partners, L.P. and CEOcast, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.28	Employment and Non-Competition Agreement, dated July 27, 2007, by and between Regional Enterprises, Inc. and W. Gary Farrar, III. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.29	Escrow Agreement, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., W. Gary Farrar, Jr., and First Capital Bank. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.30	Loan Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P., and RZB Finance LLC (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
126

Exhibit No.
10.31	Guaranty and Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.32	Guaranty and Agreement, dated July 26, 2007, by and between Penn Octane Corporation, and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.33	Guaranty and Agreement, dated July 26, 2007, by and between Rio Vista Operating Partnership L.P. and RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.34	$5,000,000 Promissory Note, dated July 26, 2007, issued by Rio Vista Energy Partners L.P. to RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.35	General Security Agreement, dated July 26, 2007, by and between RZB Finance LLC and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.36	Pledge Agreement, dated July 26, 2007, by and between: Rio Vista Energy Partners L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.37	First Amendment to Line Letter, dated July 26, 2007, by and between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.38	Debt Assumption Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P. and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.39	$5,000,000 Debt Assumption Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.40	$2,500,000 Promissory Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.41	Environmental Indemnity Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.42	Reaffirmation of Security Agreements, dated July 26, 2007, by and among Rio Vista Energy Partners L.P., Penn Octane Corporation Rio Vista Operating Partnership L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).
10.43	Binding Letter of Intent, dated September 12, 2007, by and between TransMontaigne Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).
10.44	Restated and Amended Promissory Note, dated September 12, 2007, by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).
127

Exhibit No.
10.45	Restated and Amended Security Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).
10.46	First Priority Equity Interest Pledge Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P., with the acknowledgment of Penn Octane de Mexico, S. de R.L. de C.V. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).
10.47	First Priority Equity Interest Pledge Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P., with the acknowledgment of Termatsal, S. de R.L. de C.V. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).
10.48	Assignment Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., TransMontaigne Partners L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).
10.49	Unit Purchase Agreement, dated November 29, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista GP LLC, Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on December 4, 2007, SEC File No. 000-50394).
10.50	Registration Rights Agreement, dated December 3, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista GP LLC, Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on December 4, 2007, SEC File No. 000-50394).
10.51	Note Purchase Agreement between Rio Vista Penny LLC, TCW Asset Management Company and TCW Energy Fund X Investors dated November 19, 2007. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).
10.52	Guaranty made as of November 19, 2007 by Rio Vista Eco LLC, Rio Vista GO LLC, GO LLC and MV Pipeline Company in favor of TCW Asset Management Company as administrative agent for Holders. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).
10.53	Security Agreement dated as of November 19, 2007 by Rio Vista Penny LLC in favor of TCW Asset Management Company, as administrative agent. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).
10.54	Assumption Agreement dated November 19, 2007 by and among GM Oil Properties, Inc., Rio Vista Penny LLC, TCW Asset Management Company, as administrative agent and the holders party to the Note Purchase Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).
10.55	Rio Vista Energy Partners L.P. Common Unit Purchase Warrant issued to TCW Energy Funds X Holdings, L.P. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).
10.56	Promissory note dated November 19, 2007 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).
128

Exhibit No.
10.57	First Amendment to Note Purchase Agreement dated as of September 29, 2008 by and among Rio Vista Penny LLC, TCW Asset Management Company, and the Holders party to the Original Note Purchase Agreement. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 17, 2008, SEC File No. 000-50394).
10.58	Amended and Restated Management Services Agreement, dated and effective as of September 29, 2008, is made by and among Rio Vista Operating LLC, Rio Vista Energy Partners L.P., and Rio Vista Penny LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 17, 2008, SEC File No. 000-50394).
10.59	Promissory Note dated April 15, 2008 between Rio Vista Energy Partners L.P. and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 17, 2008, SEC File No. 000-50394).
10.60	Amendment to Promissory note dated June 27, 2008 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)
10.61	Second Amendment to Promissory note dated January 20, 2009 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)
10.62	Second Amendment to Loan Agreement dated as of July 2008 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)
10.63	Third Amendment to Loan Agreement dated as of December 2008 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)
10.64	Fourth Amendment to Loan Agreement dated as of February 28, 2009 between RZB Finance LLC and Rio Vista. . (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)
10.65	Fifth Amendment to Loan Agreement dated as of March 31, 2009 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)
10.66	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated December 30, 2008 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)
10.67	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated February 28, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)
10.68	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated March 23, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)
10.69	Letter Agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated April 13, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 20, 2009, SEC File No. 000-50394.)
10.70	Settlement Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P., Rio Vista ECO, LLC, TCW Asset Management Company, as administrative agent, and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)
10.71	Registration Rights Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P. and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)
129

Exhibit No.
10.72	Sixth Amendment, Assumption of Obligations and Release Agreement dated as of June 12, 2009 among RZB Finance LLC, Rio Vista Energy Partners L.P. and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 19, 2009, SEC File No. 000-50394.)
10.73	The press release of Rio Vista Energy Partners L.P. dated August 14, 2009, announcing the delay in filing the June 30, 2009 quarterly financial statements on Form 10-Q. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 17, 2009, SEC File No. 000-50394.)
10.73	The press release of Rio Vista Energy Partners L.P. dated August 14, 2009, announcing its receipt of the NASDAQ Determination Letter which denied Rio Vista’s plan for regaining compliance with NASDAQ Marketplace Rule 5250(c)(1). (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on October 2, 2009, SEC File No. 000-50394.)
10.74	The press release of Rio Vista Energy Partners L.P. dated November 23, 2009 announcing that its receipt of the NASDAQ letter indicating that Rio Vista’s failure to file the September 30, 2009 quarterly report on Form 10-Q would serve as additional basis for delisting Rio Vista securities from NASDAQ and the delinquent filing would be shared with the Listing Qualifications Panel in connection with Rio Vista’s appeal of NASDAQ decision to delist Rio Vista securities from the NASDAQ Capital market. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2009, SEC File No. 000-50394.)
10.75	Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)
10.76	Seventh Amendment dated as of May 21, 2010 between RZB Finance LLC and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)
10.77	Third Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, effective July 21, 2010 and dated August 9, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 13, 2010, SEC File No. 000-50394.)
10.78	Fourth Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, dated November 17, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)
10.79	Conditional Acceptance of Settlement Offer and Release dated as of November 17, 2010, by and among each of Ian T. Bothwell, Bruce I. Raben, Ricardo Rodriquez, Murray J. Feiwell, Nicholas J. Singer and Douglas L. manner, on the one hand, and Rio Vista Energy partners L.P. on the other. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)
10.80	Mutual Release dated as of November 17, 2010 by and among Penn Octane Corporation, Rio Vista Energy Partners, L.P. and Rio Vista GP, LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)
10.81	Release dated as of November 17, 2010 by Rio Vista Energy Partners, L.P., Rio Vista GP, LLC and Central Energy, LP, and the persons identified on Schedule I attached thereto. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)
10.82	Termination Agreement dated as of November 17, 2010 among Penn Octane Corporation, Rio Vista GP, LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)
10.83	First Amendment to the Amended and Restated Limited Liability Company Agreement of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)
10.84	Amendment to Certificate of Formation of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)
130

Exhibit No.
10.85	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)
10.86	Amendment to Certificate of Limited Partnership of Rio Vista Energy Partners, L.P. dated December 28, 2010 (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)
10.87	Employment Agreement between Rio Vista GP, LLC and Imad K. Anbouba dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)
10.88	Employment Agreement between Rio Vista GP, LLC and Carter R. Montgomery dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)
10.89	Installment Agreement dated November 17, 2010 by and between Regional Enterprises, Inc. and the Internal Revenue Service. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)
10.90	Second Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC, dated April 12, 2011. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)
10.91	Second Amended and Restated Agreement of Limited partnership of Central Energy Partners LP, dated April 12, 2011. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)
10.92	Buy-Sell Agreement dated April 13, 2011 by and among Imad K. Anbouba, Carter R. Montgomery and the Cushing MLP Opportunity Fund I, L.P. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)
10.93	Reimbursement Agreement effective November 17, 2010, by and between Central Energy GP LLC and AirNow Industrial Compressions Systems, LTD. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)
10.94	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)
10.95	Employment Agreement of Donald P. Matthews dated November 22, 2011. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 28, 2011, SEC File No. 000-50394.)
10.96	Form of Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)
10.97	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)
16.1	Letter regarding Change of Certifying Accountant (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 18, 2011 and the Current Report on Form 8_K/A filed on October 26, 2011, SEC File No. 000-50394).

*	indicates management contract or compensatory plan or arrangement.

131

The following Exhibits are filed as part of this report:

Exhibit No.
10.98	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012.
10.99	Amendment to Second Amended and Restated Agreement of Limited Partnership of the Partnership dated March 28, 2012.
10.100	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012.
10.101	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012.
21	Subsidiaries of the Registrant
23.1 23.2	Consent of Burton McCumber & Cortez, L.L.P. Consent of Montgomery Coscia Greilich, LLP
24.1	Power of Attorney
31.1	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act
31.3	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

All of the Exhibits are available from the SEC’s website at www.sec.gov . In addition, the Partnership will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Ian T. Bothwell, Central Energy Partners LP, 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206.

132

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC
GENERAL PARTNER

March 30, 2012		By:	/s/ Imad K. Anbouba
Imad K. Anbouba
Co-Chief Executive Officer

March 30, 2012		By:	/s/ Carter R. Montgomery
Carter R. Montgomery
Co-Chief Executive Officer

March 30, 2012		By:	/s/ Ian T. Bothwell
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

Signature	Title	Date

/s/ Imad K. Anbouba	Director and Co-Chief Executive Officer	March 30, 2012
Imad K. Anbouba

/s/ Carter R. Montgomery	Director and Co-Chief Executive Officer	March 30, 2012
Carter R. Montgomery

/s/ Ian T. Bothwell	Executive Vice-President, Chief Financial	March 30, 2012
Ian T. Bothwell	Officer and Secretary (Principal Financial and Accounting Officer)

/s/William M. Comegys, III	Director	March 30, 2012
William M. Comegys, III

/s/ David M. Laney	Director	March 30, 2012
David M. Laney

/s/ Daniel L. Spears	Director	March 30, 2012
Daniel L. Spears

/s/ Jerry V. Swank	Director	March 30, 2012
Jerry V. Swank

/s/ Michael T. Wilhite, Jr.	Director	March 30, 2012
Michael T. Wilhite, Jr.

133

EXHIBIT INDEX

Exhibit No.
10.98	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012.
10.99	Amendment to Second Amended and Restated Agreement of Limited Partnership of the Partnership dated March 28, 2012.
10.100	Intercompany Demand Promissory Note dated March 1, 2012 by and between Central Energy GP LLC and Central Energy Partners LP.
10.101	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012.
21	Subsidiaries of the Registrant
23.1 23.2	Consent of Burton McCumber & Cortez, L.L.P. Consent of Montgomery Coscia Greilich, LLP
24.1	Power of Attorney
31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
31.3	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*	indicates management contract or compensatory plan or arrangement.

134