Form 10-Q
period 2012-03-31
CENTRAL ENERGY PARTNERS LP
filed 2012-05-15
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Smaller Reporting
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of common units outstanding on May 7, 2012 was 15,866,482.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Central Energy Partners LP (Central) that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. Central’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Central’s Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated by reference.

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

Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC,

General Partner of Central Energy Partners LP

We have reviewed the consolidated balance sheet of Central Energy Partners LP and Subsidiaries (“Central”) as of March 31, 2012, the consolidated statement of operations, partners’ capital and cash flows for the three months ended March 31, 2012. These interim consolidated financial statements are the responsibility of the Central’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with United States generally accepted accounting principles.

As indicated in Note M to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about Central’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note M. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to continue in existence.

/s/ MONGOMERY COSCIA GREILICH, LLP

Plano, Texas

May 15, 2012

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	March 31,
	2011	2012
		(Unaudited)
Current Assets
Cash	$101,000	$24,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2011 and 2012)	558,000	457,000
Deferred tax assets	36,000	36,000
Prepaid expenses and other current assets	755,000	772,000
Total current assets	1,450,000	1,289,000
Property, plant and equipment – net	3,920,000	3,781,000
Goodwill	3,941,000	3,941,000
Total assets	$9,311,000	$9,011,000

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2011	March 31, 2012
		(Unaudited)
Current Liabilities
Current maturities of long-term debt	$1,000,000	$1,060,000
Due to General Partner	1,035,000	-
Accounts payable	1,452,000	1,558,000
Taxes payable	193,000	157,000
Accrued liabilities	1,711,000	1,980,000
Total current liabilities	5,391,000	4,755,000

Long-term debt obligations	1,610,000	1,340,000
Due to General Partner	-	1,053,000
Deferred income taxes	1,389,000	1,389,000

Commitments and contingencies	-	-

Partners’ Capital
Common Units	903,000	465,000
General Partner’s equity	18,000	9,000
Total partners’ capital	921,000	474,000
Total liabilities and partners’ capital	$9,311,000	$9,011,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Revenues	$1,773,000	$1,301,000
Cost of goods sold	1,213,000	1,271,000

Gross profit	560,000	30,000
Selling, general and administrative expenses and other
Legal and professional fees	340,000	128,000
Salaries and payroll related expenses	231,000	211,000
Other	154,000	97,000
	725,000	436,000
Operating (loss) from continuing operations	(165,000)	(406,000)
Other income (expense)
Interest expense, net	(54,000)	(41,000)
Loss before taxes	(219,000)	(447,000)
(Provision) for income taxes	(27,000)	-
Net (loss)	$(246,000)	$(447,000)

Net (loss) allocable to the partners	$(246,000)	$(447,000)
Less General Partner’s interest in net (loss)	(5,000)	(9,000)
Net (loss) allocable to the common units	$(241,000)	$(438,000)

Net (loss) per common unit	$(0.02)	$(0.03)

Weighted average common units outstanding	15,866,482	15,866,482

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

	Common Units
	Units	Amount	General Partner	Total Partners’ Capital

Balance as of December 31, 2011	15,866,482	$903,000	$18,000	$921,000

Net (loss)	-	(438,000)	(9,000)	(447,000)

Balance as of March 31, 2012	15,866,482	$465,000	$9,000	$474,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Cash flows from operating activities:
Net (loss)	$(246,000)	$(447,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	165,000	150,000
Gain on sale	-	(55,000)
Reserve for Asphalt Loss	-	95,000
Changes in current assets and liabilities:
Trade accounts receivable	(17,000)	101,000
Prepaid and other current assets	(107,000)	(18,000)
Trade accounts payable	(248,000)	106,000
Due to General Partner	(11,000)	18,000
Accrued liabilities and other	341,000	175,000
Taxes payable	(56,000)	(36,000)
Net cash (used in) provided by operating activities	(179,000)	89,000

Cash flows from investing activities:
Capital expenditures	(28,000)	(53,000)
Proceeds from sale of tractors	-	97,000
Other non-current assets	(35,000)	-
Net cash (used in) provided by investing activities	(63,000)	44,000

Cash flows from financing activities:
Payment of debt	(150,000)	(210,000)
Net cash used in financing activities	(150,000)	(210,000)
Net (decrease) in cash	(392,000)	(77,000)
Cash at beginning of period	571,000	101,000
Cash at end of period	$179,000	$24,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$51,000	$40,000
Taxes	$83,000	$36,000

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – ORGANIZATION

Central Energy Partners LP, formerly known as Rio Vista Energy Partners L.P. (Partnership), a Delaware limited partnership, was formed by Penn Octane Corporation (Penn Octane) on July 10, 2003 and was a wholly-owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to the Partnership and (iii) distributed all of its limited partnership interests (Common Units) in the Partnership to its common stockholders (Spin-Off), resulting in the Partnership becoming a separate public company. The Common Units represent 98% of the Partnership’s outstanding capital and 100% of the Partnership’s limited partnership interests. The remaining 2% represented the General Partner interest. The General Partner is Central Energy GP LLC, formerly known as Rio Vista GP, LLC (General Partner) (see Note B — Partners’ Capital) which was 75% owned by Penn Octane. Penn Octane had 100% voting control over the General Partner pursuant to a voting agreement with the other owner of the General Partner. The General Partner is entitled to receive distributions from the Partnership on its General Partner interest and additional incentive distributions (see Note B – Partners Capital — Distributions of Available Cash) as provided in the Partnership’s partnership agreement. The General Partner has sole responsibility for conducting the Partnership’s business and for managing the Partnership’s operations in accordance with the partnership agreement. Common Unitholders do not participate in the management of the Partnership. The General Partner does not receive a management fee in connection with its management of the Partnership’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on the Partnership’s behalf.

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP, as successor in interest to Central Energy LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement, as amended. At closing, the Partnership sold 12,724,019 Common Units to Central Energy, LP for $3,950,000 and Penn Octane sold 100% of the limited liability company interests in the General Partner (GP Interests) to Central Energy, LP for $150,000 (Sale). As a result, Penn Octane no longer had any interest in the General Partner or any control over the operations of the Partnership. On May 26, 2011, Central Energy, LP transferred the Newly Issued Common Units to its limited partners. In September 2011, Central Energy, LP transferred all of the GP Interests to its limited partners and the sole members of the general partner of Central Energy, LP. As a result, Central Energy, LP no longer holds any interest in the Partnership or the General Partner.

In July 2007, the Partnership acquired the business of Regional Enterprises, Inc. (Regional). The principal business of Regional is storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10,400,000 gallons of available storage. Regional also receives product in rail tank cars at its rail spur from which it trans-loads hazardous chemicals and petroleum liquids to its fleet of tanker trailers for delivery throughout the mid-Atlantic region.

The accompanying consolidated financial statements include the Partnership and its only operating subsidiary, Regional. The Partnership has two other subsidiaries that have no operations – RVOP (see Note H – Commitments and Contingencies – TransMontaigne Dispute) and Rio Vista Operating GP LLC. All significant intercompany accounts and transactions are eliminated. The Partnership and its consolidated subsidiaries are hereinafter referred to as “Central”.

Central’s strategy is to acquire midstream assets with a focus on gas transportation and services assets, including gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities and related assets.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – ORGANIZATION – Continued

The unaudited consolidated balance sheet as of March 31, 2012, the unaudited consolidated statements of operations for the three months ended March 31, 2011 and 2012, the unaudited consolidated statements of cash flows for the three months ended March 31, 2011 and 2012 and the unaudited consolidated statement of partners’ capital for the three months ended March 31, 2012, have been prepared by Central without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of March 31, 2012, the unaudited consolidated results of operations for the three months ended March 31, 2011 and 2012, the unaudited consolidated statements of cash flows for the three months ended March 31, 2011 and 2012 and the unaudited consolidated statement of partners’ capital for the three months ended March 31, 2012.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although Central believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with Central’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Basis of Presentation

Certain reclassifications have been made to prior period balances to conform in the current presentation. All reclassifications have been consistently applied to the periods presented.

NOTE B – PARTNERS’ CAPITAL

Common Units

The Common Units represent limited partner interests in the Partnership. The holders of Common Units are entitled to participate in the Partnership’s distributions and exercise the rights or privileges available to limited partners under the Second Amended and Restated Agreement of Limited Partnership of the Partnership, as amended (Partnership Agreement). The holders of Common Units have only limited voting rights on matters affecting the Partnership. Holders of Common Units have no right to elect the General Partner or its directors on an annual or other continuing basis. Certain members of the General Partner have the right to appoint the directors of the General Partner under the terms of the Second Amended and Restated Limited Liability Company Agreement of the General Partner (GP Operating Agreement). Although the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to the Partnership and its Unitholders, the directors of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to its members. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding Common Units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of Unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes, unless such restriction is waived in writing by the General Partner (which right can be exercised in its sole discretion). In addition, the Partnership Agreement contains provisions limiting the ability of holders of Common Units to call meetings or to acquire information about the Partnership’s operations, as well as other provisions limiting the holders of Common Units ability to influence the manner or direction of management.

On November 17, 2010, the Partnership sold 12,724,019 newly-issued Common Units to Central Energy, LP for $3,950,000 in the Sale. On May 26, 2011, pursuant to the terms of its limited partnership agreement, Central Energy, LP distributed the Newly Issued Common Units of the Partnership to its limited partners. As a result, the Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (Cushing Fund), holds 7,413,013 Common Units of the Partnership (46.7%) and Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.4%). Messrs. Anbouba and Montgomery, the sole members of the

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL – Continued

Common Units - Continued

general partner of Central Energy, LP were not distributed any Newly Issued Common Units. In March 2011, the General Partner waived the voting restriction referred to in the preceding paragraph with respect to the 46.7% interest held by the Cushing Fund in the Partnership.

General Partner Interests

The General Partner owns a 2% general partner interest in the Partnership. On November 17, 2010, in connection with the Sale, Penn Octane sold 100% of the GP Interests to Central Energy, LP for $150,000. As a result, Penn Octane no longer has any interest in the General Partner or any control over the operations of the Partnership.

In accordance with the terms of the limited partnership agreement of Central Energy, LP, it distributed all of the GP Interests in the General Partner to its limited partners in September 2011. As a result of this distribution, Messrs. Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner, each beneficially own 30.17% of the GP Interests. The Cushing Fund holds 25% of the GP Interests and the remaining interests are held by others, none representing more than 5% individually.

In addition to its 2% GP Interest, the General Partner is the holder of incentive distribution rights which entitle it to an increasing portion of cash distributions as described in the Partnership Agreement. As a result, cash distributions from the Partnership are shared by the Unitholders and the General Partner based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the Unitholders as annual cash distributions exceed certain milestones.

The General Partner generally has unlimited liability for the obligations of the Partnership, such as its debts and environmental liabilities, except for those contractual obligations of the Partnership that are expressly made without recourse to the General Partner.

Distributions of Available Cash

Until December 2010, all of the Partnership’s Unitholders had the right to receive distributions from the Partnership of “available cash” as defined in the Partnership Agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and the incentive distribution rights described above under “General Partner Interests”. The distributions were to be paid within 45 days after the end of each calendar quarter.

In 2008, the Partnership made distributions of $1,308,000 to Unitholders and $27,000 to the General Partner for the quarters ended March 31, and June 30, 2008. The Partnership did not make any distributions since August 18, 2008 for the quarter ended June 30, 2008. The amount of the distributions paid through the June 2008 quarterly distribution represented the minimum quarterly distributions required to be made by the Partnership pursuant to the Partnership Agreement through that date.

In December 2010, the General Partner and more than a majority in interest of the limited partners holding Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that the Partnership is no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions prior to the quarter beginning October 1, 2011 and Unitholders would only be entitled to minimum quarterly distributions arising from the quarter beginning October 1, 2011 and thereafter. This amendment was incorporated into the Partnership Agreement in April 2011.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL – Continued

Distributions of Available Cash - Continued

Based on Central’s current cash flow constraints and the likelihood of a restriction on distributions by the Partnership as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Unitholders holding more than a majority in interest of the Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of “Common Unit Arrearages” or “Cumulative Common Unit Arrearages” from the quarter beginning October 1, 2011 until a quarter established by the Board of Directors of the General Partner. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions until such time as the Board of Directors of the General Partner reinstates the obligation to make minimum quarterly distributions and Unitholders would only be entitled to minimum quarterly distributions arising from that time which is established and thereafter.

At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries. In addition to elimination of the obligation to make payments of minimum quarterly distributions until a quarter established by the Board of Directors of the General Partner, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and any additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with an acquisition by the Partnership since the financing of an acquisition is likely to involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

NOTE C – INCOME (Loss) Per Common UNIT

Net (loss) per Common Unit is computed on the weighted average number of Common Units outstanding in accordance with ASC 260. During periods in which Central incurs losses, giving effect to common unit equivalents is not included in the computation as it would be antidilutive. The following tables present reconciliations from net (loss) per Common Unit to net (loss) per Common Unit assuming dilution (see Note G – Unit Options):

	For the three months ended March 31, 2011
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(241,000)
Basic EPS
Net (loss) available to the Common Units	(241,000)	15,866,482	$(0.02)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C – INCOME (Loss) Per Common UNIT - Continued

	For the three months ended March 31, 2012
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(438,000)
Basic EPS
Net (loss) available to the Common Units	(438,000)	15,866,482	$(0.03)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2011	March 31, 2012

Land	$512,000	$512,000
Terminal and improvements	4,356,000	4,409,000
Automotive equipment	2,697,000	2,513,000
	7,565,000	7,434,000
Less: accumulated depreciation and amortization	(3,645,000)	(3,653,000)
	$3,920,000	$3,781,000

Depreciation expense of property, plant and equipment totaled $165,000 and $150,000 for the three months ended March 31 2011 and 2012, respectively.

On February 17, 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note H), Regional sold six of its owned tractors for proceeds of $97,000 of which $90,000 was used to fund the deposit required pursuant to the aforementioned agreement. In connection with the sale, a gain of $55,000 was recorded during the three months ended March 31, 2012.

NOTE E — DEBT OBLIGATIONS

	December 31, 2011	March 31, 2012
Long-term debt obligations were as follows:
RZB Note	$2,610,000	$2,400,000
	2,610,000	2,400,000
Less current portion	1,000,000	1,060,000
	$1,610,000	$1,340,000

RZB Note

On July 26, 2007, the Partnership borrowed $5,000,000 (RZB Loan) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (RZB), the proceeds of which were used in connection with the acquisition of Regional. Through several amendments to the RZB Loan, Regional became the borrower under the RZB Loan and the associated promissory note (RZB Note), and all of Regional’s assets, as well as the outstanding capital stock of Regional, are pledged as collateral for the RZB Loan. RZB has the right to foreclose on the assets of Regional in order to recover amounts owing under the RZB Loan. The interest rate is variable and approximated 6.05% for the quarter ended March 31, 2012.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E — DEBT OBLIGATIONS – Continued

RZB Note – Continued

On May 25, 2010, Regional and RZB, entered into a Seventh Amendment (Seventh Amendment) in connection with the RZB Loan. Under the terms of the Seventh Amendment, the maturity date of the RZB Note was extended until May 31, 2014 and monthly principal amortization requirements were adjusted as follows:

May 2010 through April 2011	$50,000	Monthly amortization

May 2011 through April 2012	$70,000	Monthly amortization

May 2012 through April 2013	$90,000	Monthly amortization

May 2013 through April 2014	$100,000	Monthly amortization

May 2014	$50,000

Under the terms of the Seventh Amendment, Regional was required to provide audited financial statements of Regional for the year ended December 31, 2009 by September 30, 2010 and subsequent annual audited financial statements of Regional within 90 days after the end of each subsequent annual year end. In addition, the Seventh Amendment included additional restrictive covenants related to change in control, change in management and distributions of cash. Per the loan agreement with RZB, Regional is also required to provide certified monthly financial statements to RZB. Regional’s failure to provide the required financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the RZB Note immediately due and payable. Regional did not provide the audited financial statements for the years ended December 31, 2009 and 2010 to RZB until April 22, 2011. At December 31, 2011 and March 31, 2012, Regional was in compliance with its obligations under the RZB Note.

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (Eighth Amendment) in connection with the RZB Note. Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Central upon consummation of the Securities Purchase and Sale Agreement and makes it an event of default under the RZB Note if (i) Central Energy, LP or Central Energy, LLC, the sole general partner of Central Energy, LP, ceases to own or control, directly or indirectly, at least 51% of the limited liability company interests of the General Partner, (ii) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interests of Central Energy, LLC or (iii) Central Energy, LLC ceases to be the sole general partner of Central Energy, LP and it also removed the provision that the RZB Note required to be repaid in full upon any change in control of the general partner of Central.

NOTE F – UNIT-BASED PAYMENT

Central utilizes unit-based awards as a form of compensation for employees, officers, managers and consultants of the General Partner. During the quarter ended September 30, 2006, Central adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Central did not record unit-based payment expense for employees and non-employees for the three months ended March 31, 2011 and 2012, under the fair-value provisions of ASC 718.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G – UNIT OPTIONS

Options

The Partnership has no employees and is managed by its General Partner. Central applies ASC 718 for options granted to employees and managers of the General Partner and ASC 505 for options issued to acquire goods and services from non-employees.

Equity Incentive Plan

On March 9, 2005, the Board of Directors of the General Partner approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of the Partnership or the General Partner or any affiliate of Central or the General Partner. The 2005 Plan provides that each outside director of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 Common Units, in an equal amount as determined by the Board of Directors. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan remains available for the grant of awards until March 9, 2015, or such earlier date as the Board of Directors of the General Partner may determine. The 2005 Plan is administered by the Compensation Committee of the Board of Directors of the General Partner. In addition, the Board of Directors may exercise any authority of the Compensation Committee under the 2005 Plan. Under the terms of the Partnership Agreement and applicable rules of the NASDAQ National Market, no approval of the 2005 Plan by the Unitholders of the Partnership was required. At March 31, 2012, options to acquire 13,542 Common Units were outstanding at a weighted average exercise price of $16.66 per Common Unit. Approximately 609,000 Common Units remain available for issuance under the 2005 Plan.

NOTE H - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional. Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case. A trial date has been set for September 25, 2012.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case. A trial date has been set for September 27, 2012.

Other Contingencies

Central is involved with other proceedings, lawsuits and claims in the ordinary course of its business. Central believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

TransMontaigne Dispute

RVOP is a subsidiary of the Partnership which held liquid petroleum gas assets located in southern Texas and northern Mexico (LPG Assets) contributed to it by Penn Octane Corporation upon formation of the Partnership. It sold all of the LPG Assets to TransMontaigne in two separate transactions. The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006. In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico. The Purchase and Sale Agreement dated December 26, 2007 (Purchase and Sale Agreement) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances.

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

Agreements

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

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (New Tractors) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the New Tractors to Penske (Lease Agreement). Under the terms of the Lease Agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (Maintenance Charge) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional.

The term of the Lease Agreement is for 7 years. The New Tractors are expected to be delivered by Penske during May 2012 on a schedule to be determined by the parties. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

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

Agreements - Continued

Penske Truck Lease – Continued

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

Regional is in the process of preparing to sell its remaining owned tractor fleet which will become idle upon delivery of the New Tractors, except for several owned tractor units to be retained and used for terminal site logistics. Regional expects to use the proceeds from the sale of the owned tractors to make upgrades and repairs to its storage, barge and rail facilities, to cover estimated taxes resulting from gains on the sale of the tractors and/or for working capital. In connection with the execution of the Lease Agreement, RB International Finance (USA) LLC, whom currently has a priority lien on Regional’s owned tractors, consented to Regional’s execution of the Lease Agreement and also approved of the intended sale of the owned fleet and the use of proceeds to be received from the sale of the owned fleet as described above.

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

The term of the Amended Asphalt Agreement is five years with an option by the customer for an additional five-year renewal term, which the customer exercised in July 2007. After the additional five-year term, the Amended Asphalt Agreement renews automatically for successive one-year terms unless terminated upon 120 days advance written notice by either party. The annual fee payable to Regional for the initial five-year term of the Amended Asphalt Agreement is approximately $500,000, payable in equal monthly installments, subject to adjustments for inflation and certain facility improvements. In exchange for the annual fee, Regional agrees to provide minimum annual throughput of 610,000 net barrels of asphalt per contract year, with additional volume to be paid on a per barrel basis. During the term of the Amended Asphalt Agreement, Regional agreed to provide three storage tanks and certain related equipment to the customer on an exclusive basis as well as access to Regional’s barge docking facility.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

Agreements - Continued

Asphalt Agreement - Continued

On March 19, 2012, one of the storage tanks leased under the Amended Asphalt Agreement was discovered to have a leak. Regional immediately notified the customer and a course of action to accommodate the expected temporary reduction in the customer’s available storage was implemented. During April 2012, after removal of the existing product from the tank, the customer of the storage tank was notified by Regional that the tank was no longer available for use until necessary repairs were completed. Regional has notified its insurance providers of the incident and is currently proceeding to clean out and identify the cause of the leak. Regional’s insurance providers have not yet determined whether the incident falls within insurance coverage limits. The costs to clean and repair the tank (Asphalt Loss) are not yet determinable. Regional believes that the Asphalt Loss is covered through Regional’s insurance policies, for which Regional is responsible for deductible amounts of up to $100,000. At March 31, 2012, Regional has recorded a loss of $100,000 in connection with the Asphalt Loss, representing the maximum deductible amount under the insurance policies which Regional is responsible. Regional will record additional amounts when the determinable costs incurred in connection with the Asphalt loss exceed $100,000 after consideration of amounts of the Asphalt Loss which are reimbursed by Regional’s insurance providers, if any. Regional estimates that the tank will be out of service until July 2012. Under the provisions of Regional’s insurance policies, Regional may be entitled to recover certain amounts related to lost revenues which are attributable to an insurable loss.

Fuel Oil Agreement

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (Fuel Oil Agreement). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. The agreement renews automatically for successive one-year terms unless terminated upon 365 days advance written notice by either party. Pursuant to the agreement, as amended, Regional agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the Terminal Agreement was again amended whereby Regional was only required to provide one storage tank through May 2009 and one storage tank through November 30, 2011. The use of the storage tank can be renewed by the customer for an additional two years by providing six months prior notice to Regional. The customer has renewed the contract, which extends its term through November 30, 2013. In addition, under the newly amended Terminal Agreement, the customer pays an annual tank rental amount of approximately $308,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation.

No. 4 Oil Agreement

On January 7, 2009, Regional entered into a No. 4 Oil Terminal Agreement with a customer with an effective date of January 7, 2009 and an expiration date of January 6, 2012. The No. 4 Oil Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 4 Oil or vacuum gas oil. Pursuant to the agreement, Regional agreed to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $330,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew the contract.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

Agreements - Continued

VGO Agreement

On May 1, 2009, Regional entered into a Vacume Gas Oil Terminal Agreement (VGO Terminal Agreement) with a customer with an effective date of May 1, 2009, as amended June 2, 2009, and June 10, 2009. The VGO Terminal Agreement expired January 6, 2012. The VGO Terminal Agreement provided for the customer to pay an annual tank rental amount of approximately $288,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew this contract.

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

No. 6 Oil Agreement

On March 1, 2012, Regional entered into a Services Agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 oil. Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $360,000, plus loading and unloading fees. As part of the lease, Regional was required to make immediate modifications to the tank and barge line and will need to insulate the tank in the coming months.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H — COMMITMENTS AND CONTINGENCIES – Continued

Agreements – Continued

Unpaid Compensation and Reimbursements

Effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing its operations to obtain the funds needed by Central to conduct its operations. Effective January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since June 2011. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since June 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization.

Partnership Tax Treatment

The Partnership is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. The Partnership’s tax return takes into account all of the Partnership’s subsidiaries except Regional. Each Unitholder of the Partnership is required to take into account that Unitholder’s share of items of income, gain, loss and deduction of the Partnership in computing that Unitholder’s federal income tax liability, even if no cash distributions are made to the Unitholder by the Partnership. Distributions by the Partnership to a Unitholder are generally not taxable unless the amount of cash distributed is in excess of the Unitholder’s adjusted basis in the Partnership.

Regional is a corporation and as such is subject to U.S. federal and state corporate income tax. Most of its income is not “qualifying income” as discussed below. Central believes that a portion of Regional’s income could be considered as “qualifying income”. Central believes that income derived from the storage of Asphalt, No. 2 Oil and/or No. 6 Oil could constitute “qualifying income.” Central may explore options regarding the reorganization of some or all of its Regional assets into a more efficient tax structure to take advantage of the tax savings that could result from the “qualified income” being generated at the Partnership level rather than at the Regional level. Central expects that there would be a tax expense associated with the transfer of income from Regional to the Partnership.

Section 7704 of the Internal Revenue Code (Code) provides that publicly-traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income” (Qualifying Income Exception). For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”. Non-qualifying income which is held and taxed through a taxable entity (such as Regional), is excluded from the calculation in determining whether the publicly traded partnership meets the qualifying income test. The Partnership estimates that more than 90% of its gross income (excluding Regional) was “qualifying income.” No ruling has been or will be sought from the IRS and the IRS has made no determination as to the Partnership’s classification as a partnership for federal income tax purposes or whether the Partnership’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.

If the Partnership was classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, the Partnership’s items of income, gain, loss and deduction would be reflected only on the Partnership’s tax return rather than being passed through to the Partnership’s Unitholders, and the Partnership’s net income would be taxed at corporate rates.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H — COMMITMENTS AND CONTINGENCIES - Continued

Partnership Tax Treatment - Continued

If the Partnership was treated as a corporation for U.S. federal income tax purposes, the Partnership would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to Unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to the Unitholders. Because a tax would be imposed upon the Partnership as a corporation, the cash available for distribution to Unitholders would be substantially reduced and the Partnership’s ability to make minimum quarterly distributions would be impaired. Consequently, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to Unitholders and therefore would likely result in a substantial reduction in the value of the Partnership’s Common Units.

Current law may change so as to cause the Partnership to be taxable as a corporation for U.S. federal income tax purposes or otherwise subject the Partnership to entity-level taxation. The Partnership Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject the Partnership to taxation as a corporation or otherwise subjects the Partnership to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on the Partnership.

NOTE I – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

For the fiscal quarter ended March 31, 2012, Suffolk Sales, General Chemical Corporation and PVS Chloralkali accounted for approximately 16%, 11% and 10% of Regional’s revenues, respectively, and approximately 26%, 14% and 14% of Regional’s accounts receivable, respectively, with no other individual customer accounting for more than 10% of Regional’s revenues and accounts receivable. At March 31, 2012, Noble Oil Services was no longer a customer of Regional. In March 2012, Regional entered into an agreement with a new customer for use of one of two tanks which were vacated by Noble Oil Services.

Concentrations of Credit Risk

The balance sheet items that potentially subject Central to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Central maintains cash balances in different financial institutions. Balances in accounts other than “Noninterest-Bearing Transaction Accounts” are insured up to Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per institution. Noninterest-Bearing Transaction Accounts have unlimited FDIC insurance coverage through December 31, 2012. At March 31, 2012, Central did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with Regional’s accounts receivable are mitigated by Regional’s ongoing credit evaluations of its customers.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J — INCOME TAXES

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (IRS Installment Agreement) with the Internal Revenue Service (IRS) for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional paid $60,000 upon entering into the IRS Installment Agreement and is required to pay $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, were paid in full. In addition to the $384,000, the IRS Installment Agreement provided for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010 to be included as part of the overall balance of the IRS Installment Agreement at such time that those balances outstanding were formally assigned for collection within the IRS. Regional paid all taxes due and owing to the IRS for the tax period July 28, 2007 to December 31, 2007 prior to entering into the IRS Installment Agreement.

During 2009, the Partnership and RVOP allocated expenses to Regional for the period years 2008 and 2009. The amount of the allocated expenses for those periods totaled approximately $1,100,000. During the three months ended March 31, 2011, the Partnership and RVOP allocated additional expenses to Regional of $419,000 for the period from July 28, 2007 to December 31, 2007. Regional has amended its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which eliminated the $198,000 amount referred to above. The effect on income tax payable and income tax expense for those changes was reflected in the 2009 consolidated financial statements of Central.

During March 2012, the IRS Installment Agreement was fully paid. Subsequently, Regional received written notification from the IRS that the lien filed in connection with the IRS Installment Agreement was released.

Estimated Taxes

During the year ended December 31, 2011 and the three months ended March 31, 2012, Regional accrued estimated taxes owed for the period in the amount of $157,000 and $0, respectively. To date, Regional has not made any estimated tax payments in connection with those periods. As a result, Regional is subject to penalties for such periods. At the present time, Regional does not have the cash necessary to make such tax payments and, in the event Regional does not generate sufficient cash to make such payment, it intends to obtain an IRS installment agreement for the payment of such taxes.

Late Filings and Delivery of Schedules K-1 to Unitholders

The Partnership failed to file timely its federal and state partnership tax returns for the periods from January 1, 2008 through December 31, 2008 (2008 Tax Year) and January 1, 2009 through December 31, 2009 (2009 Tax Year). It filed the federal tax returns for the 2008 Tax Year and the 2009 Tax Year on June 14, 2011. The Partnership’s federal tax return for the period January 1, 2010 to December 31, 2010 (2010 Tax Year) was filed timely on August 3, 2011. The IRS has notified the Partnership that it intends to audit the federal tax returns for 2008 Taxable Year and the 2009 Taxable Year.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J — INCOME TAXES - Continued

Tax Liabilities - Continued

Late Filings and Delivery of Schedules K-1 to Unitholders - Continued

The Partnership also failed to deliver timely the appropriate Schedules K-1 to Unitholders associated with the 2008 Tax Year and the 2009 Tax Year. The Partnership delivered the delinquent Schedules K-1 for such tax periods to Unitholders on June 23, 2011. On August 4, 2011, it also distributed Schedules K-1 for the 2010 Tax Year. The Partnership timely filed automatic extensions for the filing of its federal and state tax returns for the period January 1, 2011 through December 31, 2011 (2011 Tax Year) thereby extending the due date to file the tax returns and deliver Schedules K-1 for the 2011 Tax Year to its Unitholders to September 15, 2012. However, there is no certainty that the 2011 Tax Year tax returns or the Schedules K-1 for the 2011 Tax Year will be completed and delivered timely by the Partnership due its lack of operating capital.

The Code provides for penalties to be assessed against pass-through entities, such as the Partnership, in connection with the late filing of federal partnership tax returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership tax returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns where “reasonable cause” resulted in such late filings. In August, 2011, the IRS notified the Partnership that its calculation of penalties for the 2008 Tax Year and the 2009 Tax Year total approximately $2.5 million. The Partnership estimates that the maximum tax penalty exposure is $940,000 for all state penalties. The State of California notified the Partnership in February 2012 that its calculation of penalties owing to California for the 2008 Tax Year and the 2009 Tax Year total approximately $137,000. The Partnership has accrued a total of $1,122,000 through March 31, 2012 as its estimate of the penalty exposure related to its failure to file timely its federal and state tax returns for the tax years 2008 and 2009.

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. During September 2011, the Partnership received notice from the IRS that is was opening an administrative procedure to audit the 2008 and 2009 tax returns of the Partnership and Central Energy GP LLC. To date, the Partnership has yet to receive a response from the IRS regarding its waiver request. In the event the Partnership does not receive a favorable response, it intends to seek additional remedies including exhaustion of all taxpayer appeal rights. The Partnership would also be entitled to pursue other avenues of relief. The IRS has taken a much stronger position against the taxpayer relief provisions of the Code during 2011. There can be no assurance that the Partnership’s request for relief from the federal tax penalties will be approved by the IRS or that the Partnership’s estimate of its penalty exposure is accurate. Central does not currently have the financial resources to pay the penalties that may be assessed by the IRS.

Since filing the delinquent 2008 and 2009 state partnership tax returns, the Partnership has also (i) submitted a request for abatement of penalties based on reasonable cause and/or (ii) applied for participation into first offender programs which provide relief of the penalties to those states which impose significant penalties for late filing of state returns. There can be no assurance that the Partnership will receive any abatement of penalties or be accepted for participation in first offender programs and, if accepted, can continue to comply with the requirements of such programs. At the present time, Central does not have the financial resources to pay the penalties that may be assessed by any state tax authority.

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

Regional accounts for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Central maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the quarters ended March 31, 2011 and 2012, Regional had no environmental contingencies requiring specific disclosure or the recording of a liability.

NOTE L — RELATED PARTY TRANSACTIONS

The General Partner has a legal duty to manage the Partnership in a manner beneficial to the Partnership’s Unitholders. However, the General Partner also has a legal duty to manage its affairs in a manner that benefit its members. This can create a conflict of interest between the Unitholders of the Partnership and the members of the General Partner. The Partnership Agreement provides certain requirements for the resolution of conflicts, but also limits the liability and reduces the fiduciary duties of the General Partner to the Unitholders. The Partnership Agreement also restricts the remedies available to Unitholders for actions that might otherwise constitute breaches of the General Partner’s fiduciary duty.

Advances from General Partner

For the quarter ended March 31, 2012, the General Partner made cash advances to the Partnership of $18,000 for the purpose of funding working capital pursuant to the terms of an intercompany demand promissory note entered into between the Partnership and the General Partner effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2012 is 1.2% per annum and such rate is adjusted monthly by the IRS under IRB 625. At March 31, 2012, the balance of advances made by the General Partner to the Partnership, including accrued and unpaid interest was $1,053,000.

Intercompany Loans and Receivables - Regional

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (Central Promissory Note) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at March 31, 2012 is $3,671,000. The payment of this amount is subordinated to the payment of the RZB Note by Regional.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE L — RELATED PARTY TRANSACTIONS – Continued

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. At March 31, 2012, the cash advances made by the Partnership to Regional under the intercompany demand note totaled $1,149,000. The note bears interest at the rate of 10% annually from January 1, 2011. At March 31, 2012, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,285,000, which includes interest at the rate of 10% per annum assessed since January 1, 2011. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the RZB Note.

Reimbursement Agreements

Effective November 17, 2010, the Partnership moved its principal executive offices to Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with AirNow Compression Systems, LTD, an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California. Mr. Bothwell is a resident of California and lives near El Segundo. Reimbursement charges included in the unaudited consolidated statement of operations for the three months ended March 31, 2012 were $7,000 and $19,000, respectively.

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the three months ended March 31, 2011 and 2012, Regional recorded allocable expenses of $562,000 and $119,000, respectively.

NOTE M — REALIZATION OF ASSETS

The unaudited consolidated balance sheet of Central has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. Central had a loss from operations for the year ended December 31, 2011 and the three months ended March 31, 2012, and has a deficit in working capital of $3,466,000 at March 31, 2012. The RZB Note and the accrued and unpaid estimated income taxes owed by Regional totaled approximately $2,557,000 at March 31, 2012. Regional has accrued approximately $95,000 at March 31, 2012 in connection with the Asphalt Loss. The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by the Partnership. In addition, the Partnership is liable for the federal and state late filing penalties related to the Partnership’s failure to deliver timely Schedules K-1 for the 2008 Tax Year and the 2009 Tax Year to its Unitholders of up to $3,464,000. Central is also responsible for contingencies associated with the TransMontaigne dispute (see Note H – Commitments and Contingencies – TransMontaigne Dispute).

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE M — REALIZATION OF ASSETS – Continued

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, Central is unable to obtain additional financing collateralized by those assets. While Central believes that Regional has sufficient working capital for 2012 operations, the amount which can be provided to Central, if any, to fund general overhead is limited. Should Central need additional capital in excess of cash generated from operations to make the RZB Note payments, for payment of the contingent liabilities, for expansion, the Asphalt Loss, capital improvements to existing assets, for working capital or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, Central and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the ability of Central to (1) pay the estimated income tax liabilities owed by Regional as they become due, (2) resolve favorably the exposure for late tax filing penalties for the tax years ended December 31, 2008 and 2009 and non-delivery of Schedules K-1, (3) satisfactorily resolving the TransMontaigne dispute (4) satisfactorily completing the repairs associated with the Asphalt Loss, (5) continue to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, and (6) receive additional advances from the General Partner or distributions from Regional resulting from a refinancing of the RZB Note and/or proceeds from the sale of Regional’s idle truck fleet. At the present time, neither the General Partner nor Regional has the financial ability to make such advances, pending the successful conclusion of discussions to obtain a new loan secured by the Regional assets and pay-off the RZB Loan or from proceeds received on the sale of Regional’s owned truck fleet. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt and to continue in existence.

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

NOTE O – INVESTMENT ADVISOR AGREEMENT

Central’s strategy is to acquire midstream assets with a focus on gas transportation and services assets, including gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities and related assets. To advance this strategy, during May 2011, the Partnership retained the services of an investment banking firm (Financial Advisor) to assist it in evaluating strategic growth and financing alternatives pursuant to an agreement which expired on April 30, 2012. During May 2012, the Partnership and Financial Advisor entered into a new agreement which expires on April 30, 2013 (2012 Advisor Agreement), and can be extended by mutual consent. The 2012 Advisor Agreement provides that the Partnership will retain the Financial Advisor for any M&A Transaction and Private Financing Transaction, as those terms are defined in the 2012 Advisor Agreement, provided that the Financial Advisor may elect not to accept such engagement at its sole option. The advisory fees to be paid for such engagements are customary with industry practices and are payable only in the event a transaction is successfully completed by Central.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE P - SEGMENT INFORMATION

Central reports segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. Central had only one operating segment (transportation and terminaling business of Regional) during the three months ended March 31, 2011 and 2012. The following are amounts related to the transportation and terminaling business included in the accompanying consolidated financial statements for the three months ended March 31, 2011 and 2012 and at December 31, 2011 and March 31, 2012:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012

Revenue from external customers	$1,773,000	$1,301,000
Interest expense	$116,000	$139,000
Depreciation and amortization	$165,000	$150,000
Income tax (expense)	$(27,000)	$-
Net (loss)	$(398,000)	$(342,000)

	December 31, 2011	March 31, 2012

Total assets	$9,176,000	$8,921,000

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

Penn Octane Corporation

In November 2010, the Partnership granted piggy-back registration rights to Penn Octane Corporation with respect to 197,628 Common Units held by Penn Octane in connection with the transaction whereby Penn Octane and an affiliate sold 100% of the limited liability company interests in the General Partner to Central Energy, LP and the Partnership sold 12,724,019 Common Units to Central Energy, LP in connection with the Sale (see Note A – Organization).

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE Q – REGISTRATION RIGHTS AGREEMENTS – Continued

Limited Partners of Central Energy, LP

Effective as of August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the terms of the Sale. On May 26, 2011, Central Energy, LP distributed the 12,469,535 Common Units issued in connection with the Sale to its limited partners pursuant to the terms of the Central Energy, LP limited partnership agreement. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. The limited partners of Central Energy, LP are referred to herein as the “Purchasers.”

The Registration Rights Agreement provides the Purchasers with shelf registration rights and piggyback registration rights, with certain restrictions, with respect to the Common Units held by them (Registrable Securities). The Partnership is required to file a shelf registration statement with the SEC on behalf of the Purchasers as soon as practicable after April 15, 2012 and maintain an effective shelf registration statement with respect to the Registrable Securities until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed. The piggyback registration rights permit a Purchaser to elect to participate in an underwritten offering of the Partnership’s securities other than a registration statement filed in connection with the registration of the Partnership’s securities relating solely to (1) employee benefit plans or (2) a Rule 145 transaction. The amount of Registrable Securities that the Purchasers can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

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

Given the current financial condition of Central, as well as the current bid/ask price of the Common Units, the Partnership does not anticipate filing the shelf registration statement for the foreseeable future. The Partnership will seek to amend the Registration Rights Agreement to extend such filing requirement to a later date.

NOTE R – SUBSEQUENT EVENT

There were no other significant or material subsequent events as of the date this report was available for release.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Central Energy Partners LP (Partnership) and its consolidated subsidiaries, including Regional Enterprises, Inc. (Regional) are collectively hereinafter referred to as “Central”.

The following discussion of Central's liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of Central and related notes thereto appearing elsewhere herein.

Current Assets and Operations

Regional

On July 27 2007, Central acquired the business of Regional. The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region. Regional also operates a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots. Certain customers for whom Regional provides storage services also use its transportation services, which serve the mid-Atlantic region of the United States. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

Regional’s revenues for the three months ended March 31, 2011 and 2012 were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended
	March 31, 2011		March 31, 2012
	Revenue	%	Revenue	%

Hauling	$1,087	61%	$838	64%
Storage	490	28%	323	25%
Terminal	193	11%	140	11%
Other	3	0%	0	0%
Total	$1,773	100%	$1,301	100%

Recent Developments

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP, as successor in interest to Central Energy, LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement dated May 25, 2010, as amended. At closing, the Partnership sold 12,724,019 newly issued Common Units (Newly Issued Common Units) to Central Energy, LP for $3,950,000 and Penn Octane and an affiliate sold 100% of the limited liability company interests in the General Partner to Central Energy, LP for $150,000 (Sale). As a result of the completion of the Sale, all control in the General Partner was transferred to Central Energy, LP, the Newly Issued Common Units were sold to Central Energy, LP, and Messrs. Imad K. Anbouba and Carter R. Montgomery, each of which owns 50% of the issued and outstanding limited liability company interests of Central Energy, LLC, the general partner of Central Energy, LP, became the sole managers of the General Partner.

Central Energy, LP was obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units of the Partnership which it acquired in the Sale to its limited partners. On May 26, 2011, Central Energy, LP completed the distribution of the Newly Issued Common Units to its limited partners. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. Of the Newly Issued Common Units, The Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (Cushing Fund), holds 7,413,013 Common Units of the Partnership (46.7%), and Sanctuary Capital LLC, a limited liability company, holds 1,017,922 Common Units of the Partnership (6.4%). Neither of Messrs. Anbouba or Montgomery received any Common Units in the distribution of the Newly Issued Common Units.

In addition, in accordance with the terms of the limited partnership agreement of Central Energy, LP, it was obligated to distribute 30% of the limited liability company interests it held in Central Energy GP LLC, the General Partner of the Partnership (General Partner), to its limited partners and 70% to Messrs. Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner. In addition, Messrs. Anbouba and Montgomery were obligated under other agreements to distribute a portion of their limited liability company interests in the General Partner (GP Interests) to certain limited partners of Central Energy, LP. In September 2011, Central Energy, LP transferred all of the GP Interests it held to its limited partners and Messrs. Anbouba and Montgomery pursuant to the terms of the limited partnership agreement of Central Energy, LP and the agreements between Messrs. Anbouba and Montgomery and certain limited partners of Central Energy, LP. As a result of these transfers, Central Energy, LP no longer holds any GP Interests. Messrs. Anbouba and Montgomery each hold 30.17% of the GP Interests, and the Cushing Fund holds 25.00% of the GP Interests. Given their respective ownership interests in the General Partner, Messrs. Anbouba, Montgomery and the Cushing Fund are each deemed a controlling member of the General Partner.

The ownership of the Partnership and General Partner changed on November 17, 2010, and since that date the General Partner’s new management has been focused on regaining and maintaining compliance with the Partnership’s securities and tax reporting obligations. The Partnership’s Annual Report on Form 10-K for the years ended December 31, 2010 and 2011 and Quarterly Reports on Form 10-Q for the fiscal year ended December 31, 2011 were filed timely and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is being filed timely. As a result, the Partnership is considered “current” with respect to its reporting obligations under the Securities Exchange Act of 1934, as amended (Exchange Act), and will able to utilize Regulation S and Forms S-3 and S-8 for the future sale and registration of its securities, and Unitholders will be able to sell Common Units in compliance with Rule 144.

Management currently is focused on the future growth of Central’s assets, and related cash generation, through organic growth and acquisitions. Our primary business objectives are to maintain stable cash flows and to commence and increase our quarterly cash distribution per Common Unit over time. We intend to focus on opportunities to provide fee-based logistics services without engaging in the trading of refined products and the risk associated with fluctuating commodity prices. Our plan is to pursue accretive acquisitions of midstream assets that can expand our operations. Our acquisition activity is focused on gas transportation and services assets, such as gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities, and related assets. In some instances, related assets may include producing oil and gas properties where such assets are an integral part of a larger transaction involving midstream assets. It is not the intention of Central to hold such producing properties, but rather to resell them in an expeditious manner. Our acquisitions will be made through subsidiaries of the Partnership created to acquire identified entities or assets. We will use available resources of Central, third-party debt and/or proceeds from the issuance by Central of new securities, or any combination hereof, to fund such acquisitions.

Results of Operations

The consolidated results of operations from continuing operations during the three months ended March 31, 2011 and 2012, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Three Months Ended March 31, 2011 and 2012 (all amounts in thousands)

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2012			Changes Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011
	Regional Enterprises	Corporate/ Other	Total	Regional Enterprises	Corporate/ Other	Total	Regional Enterprises	Corporate/ Other	Total
Revenues	$1,773	$-	$1,773	$1,301	$-	$1,301	$(472)	$-	$(472)

Cost Of Goods Sold	$1,213	$-	$1,213	$1,271	$-	$1,271	$58	$-	$58
Gross Profit	$560	$-	$560	$30	$-	$30	$(530)	$-	$(530)

Selling, General and Administrative Expenses	$815	$(90)	$725	$233	$203	$436	$(582)	$293	$(289)
Operating Income (Loss)	$(255)	$90	$(165)	$(203)	$(203)	$(406)	$51	$(293)	$241
Interest Expense	$(54)	$-	$(54)	$(41)	$-	$(41)	$13	$-	$13

Income (Loss) From Continuing Operations Before Taxes	$(309)	$90	$(219)	$(244)	$(203)	$(447)	$65	$(293)	$228
Provision (benefit) for Income Taxes	$27	$-	$27	$-	$-	$-	$(27)	$-	$(27)
Income (Loss)	$(336)	$90	$(246)	$(244)	$(203)	$(447)	$92	$(293)	$(201)

Revenues. Regional’s revenues for the three months ended March 31, 2012 were $1.3 million compared to $1.8 million for the three months ended March 31, 2011, a decrease of $0.5 million (27.0%). The decrease was principally due to decreased storage and terminal services revenues resulting from the termination of a customer contract for two tanks and related services during the three months ended March 31, 2012 compared with the three months ended March 31, 2011 and reduced special transportation revenues which occurred during the three months ended March 31, 2011 and did not occur during the three months ended March 31, 2012.

Cost of Goods Sold. Regional’s cost of goods sold for the three months ended March 31, 2012 were substantially the same as cost of goods sold for the three months ended March 31, 2011. The cost of goods sold during the three months ended March 31, 2012 did not decrease despite the decrease in revenues described above as the terminal business has mostly fixed costs to operate. The expected reduction in cost of goods sold corresponding to the reduced hauling revenues during the three months ended March 31, 2012 compared with March 31, 2011 was partially offset by increased prices paid for fuel and increased maintenance costs for the terminal and fleet which were incurred during the three months ended March 31, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for Regional during the three months ended March 31, 2012 were $0.2 million compared to $0.8 million for the three months ended March 31, 2011, an decrease of $0.6 million. The decrease was the result of lower allocations of costs from Central and decreased professional fees during the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The increase in SG&A expenses for Central of $0.3 million during the three months ended March 31, 2012 compared with the same period one year earlier was principally due to the reduction of allocations to Regional, partially offset by decreased professional fees during the three months ended March 31, 2012 as a result of Central’s constraints in cash flows to engage professional services and the non-recurring nature of the higher compliance costs incurred in connection with regaining compliance with the financial reporting and tax filings for the fiscal years 2008 through 2010 which took place during the three months ended March 31, 2011.

Liquidity and Capital Resources

At the present time, Central’s sole operating subsidiary is Regional. Cash flow from Central’s current and future operating subsidiaries are intended to fund the various costs incurred by the General Partner in operating the Partnership (including the compliance costs associated with being a publicly-registered entity), acquisition costs (including costs associated with identifying and valuing acquisition targets, performing due diligence reviews and documenting a potential transaction) and other governance activities associated with a publicly-traded entity. At the time of the Sale, the General Partner anticipated the need for cash reserves sufficient to allow the Partnership to regain compliance with its delinquent tax and financial reporting requirements and to fund general overhead for a reasonable period of time while it identified and completed the acquisition of additional assets that would provide sufficient liquidity to fund its future operations and the ongoing overhead costs described above, as well as make minimum quarterly distributions under the terms of the Partnership Agreement.

During the second half of 2011, after regaining compliance with its tax and financial reporting obligations, management’s focus turned to expanding the asset base of Central. The General Partner identified several potential acquisition opportunities and made offers to purchase three different midstream assets. Each of these opportunities were subject to an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets. The General Partner has yet to enter into a definitive agreement related to an acquisition of additional assets.

Currently the Partnership and the General Partner have exhausted their available cash reserves, and Regional relies solely on its cash flow from operations to fund payments required on the RZB Note, its tax obligations and the required maintenance of its facilities. The use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is restricted as a result of the debt covenants associated with the RZB Note, and the agreement to subordinate the payment of all intercompany receivables and loans to the RZB Note. Currently, there is no cash available for distribution to the Unitholders of the Partnership. At March 31, 2012, Central had unpaid third-party obligations totaling $6,095,000 and contingent liabilities, including accrued and unpaid taxes by Regional and estimated penalties related to the late filing of the Schedules K-1 for the tax years 2008 and 2009, of $1,279,000. The Partnership also had intercompany obligations to the General Partner for cash advances of $1,053,000 and Regional had intercompany obligations to the Partnership of $4,956,000.

Central is currently exploring several options to obtain additional working capital, including a refinancing of the RZB Loan in an amount which would provide additional working capital sufficient to cover the ongoing overhead expenses of the Partnership and the General Partner (including unpaid salaries, expense reimbursements and professional fees) for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. Regional is also preparing to sell the excess owned tractors which will become idle upon delivery of the newly leased tractors stemming from Regional’s leasing a new tractor fleet from Penske Truck Leasing LLC. RZB has consented to Regional using the proceeds from the sale of these tractors to fund allocable overhead from the Partnership, make repairs and/or improvements in its barge, rail and/or tank facilities and/or payment of estimates taxes resulting from gains which are expected from the sale of owned fleet described above. Management also continues to seek acquisition opportunities for Central to expand its assets and generate additional cash from operations. Until such time as additional cash reserves are obtained by the Partnership, its ability to pursue additional acquisition transactions will be adversely impacted. There can be no assurance that the Partnership will be able to refinance the RZB Loan, complete an accretive acquisition or otherwise find additional sources of working capital. Should the Partnership fail to obtain the needed working capital in the near future, it will be forced to take alternative action, such as the sale of assets or liquidation.

Due to the Partnership’s and the General Partner’s lack of liquidity, effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining the funds needed to conduct its operations. Effective January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since June 2011. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since June 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization. Management intends to resume compensation to the executive officers and satisfy outstanding expense reimbursements to the executive officers and/or their affiliates upon completion of the recapitalization.

Management believes that the future completion of any acquisition will require the use of then available Central resources, third-party debt and/or proceeds from the issuance of new securities by the Partnership, or a combination thereof. Management does not expect that it will complete an acquisition before the second half of 2012. There is no assurance that management will be successful in completing an acquisition. If an acquisition is completed, management expects that the terms of any related financing will contain some form of restriction on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on Central’s current cash flow constraints and the likelihood of a restriction on distributions by the Partnership as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the quarter beginning October 1, 2011 until a quarter to be established by the Board of Directors of the General Partner. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions until such time as the Board of Directors of the General Partner reinstates the obligation to make minimum quarterly distributions and Unitholders would only be entitled to minimum quarterly distributions from that time which is established and thereafter. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

In addition to eliminating the obligation to make payments of any Common Unit Arrearages or Cumulative Common Unit Arrearages until a date established by its Board of Directors, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted in to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and the additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with its next acquisition since the financing of an acquisition may involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

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

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (IRS Installment Agreement) with the Internal Revenue Service (IRS) for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional paid $60,000 upon entering into the IRS Installment Agreement and is required to pay $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, were paid in full. In addition to the $384,000, the IRS Installment Agreement provided for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010 to be included as part of the overall balance of the IRS Installment Agreement at such time that those balances outstanding were formally assigned for collection within the IRS. Regional paid all taxes due and owing to the IRS for the tax period July 28, 2007 to December 31, 2007 prior to entering into the IRS Installment Agreement.

During 2009, the Partnership and RVOP allocated expenses to Regional for the period years 2008 and 2009. The amount of the allocated expenses for those periods totaled approximately $1,100,000. During the three months ended March 31, 2011, the Partnership and RVOP allocated additional expenses to Regional of $419,000 for the period from July 28, 2007 to December 31, 2007. Regional has amended its previously filed income tax returns for the period from July 28, 2007 to December 31, 2007 and for the year ended December 31, 2008 to reflect the allocated expenses and other income tax adjustments which eliminated the $198,000 amount referred to above. The effect on income tax payable and income tax expense for those changes was reflected in the 2009 consolidated financial statements of Central. During March 2012, the IRS Installment Agreement was fully paid. Subsequently, Regional received written notification from the IRS that the lien filed in connection with the IRS Installment Agreement was released.

Estimated Taxes

During the year ended December 31, 2011 and the three months ended March 31, 2012, Regional accrued estimated taxes owed for the period in the amount of $157,000 and $0, respectively. To date, Regional has not made any estimated tax payments in connection with those periods. As a result, Regional is subject to penalties for such periods. At the present time, Regional does not have the cash necessary to make such tax payments and, in the event Regional does not generate sufficient cash to make such payment, it intends to obtain an IRS installment agreement for the payment of such taxes.

Late Filings and Delivery of Schedules K-1 to Unitholders

The Partnership does not file a consolidated tax return with Regional since this wholly-owned subsidiary is a C corporation. The Partnership failed to file timely its federal and state partnership tax returns for the periods from January 1, 2008 through December 31, 2008 (2008 Tax Year) and January 1, 2009 through December 31, 2009 (2009 Tax Year). It filed the federal tax returns for the 2008 Tax Year and the 2009 Tax Year on June 14, 2011. The Partnership’s federal tax return for the period January 1, 2010 to December 31, 2010 (2010 Tax Year) was filed timely on August 3, 2011. The IRS has notified the Partnership that it intends to audit the federal tax returns for 2008 Taxable Year and the 2009 Taxable Year.

The Partnership also failed to deliver timely the appropriate Schedules K-1 to Unitholders associated with the 2008 Tax Year and the 2009 Tax Year. The Partnership delivered the delinquent Schedules K-1 for such tax periods to Unitholders on June 23, 2011. On August 4, 2011, it also distributed Schedules K-1 for the 2010 Tax Year. The Partnership timely filed automatic extensions for the filing of its federal and state tax returns for the period January 1, 2011 through December 31, 2011 (2011 Tax Year) thereby extending the due date to file the tax returns and deliver Schedules K-1 for the 2011 Tax Year to its Unitholders to September 15, 2012. However, there is no certainty that the 2011 Tax Year tax returns or the Schedules K-1 for the 2011 Tax Year will be completed and delivered timely by the Partnership due its lack of operating capital.

The Internal Revenue Code of 1986, as amended (Code), provides for penalties to be assessed against pass-through entities, such as the Partnership, in connection with the late filing of federal partnership tax returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership tax returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns where “reasonable cause” resulted in such late filings. In August, 2011, the IRS notified the Partnership that its calculation of penalties for the 2008 Tax Year and the 2009 Tax Year total approximately $2.5 million. The Partnership estimates that the maximum tax penalty exposure is $940,000 for all state penalties. The State of California notified the Partnership in February 2012 that its calculation of penalties owing to California for the 2008 Tax Year and the 2009 Tax Year total approximately $137,000. The Partnership has accrued a total of $1,122,000 through March 31, 2012 as its estimate of the penalty exposure related to its failure to file timely its federal and state tax returns for the tax years 2008 and 2009.

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. During September 2011, the Partnership received notice from the IRS that is was opening an administrative procedure to audit the 2008 and 2009 tax returns of the Partnership and Central Energy GP LLC. To date, the Partnership has yet to receive a response from the IRS regarding its waiver request. In the event the Partnership does not receive a favorable response, it intends to seek additional remedies including exhaustion of all taxpayer appeal rights. The Partnership would also be entitled to pursue other avenues of relief. The IRS has taken a much stronger position against the taxpayer relief provisions of the Code during 2011. There can be no assurance that the Partnership’s request for relief from the federal tax penalties will be approved by the IRS or that the Partnership’s estimate of its penalty exposure is accurate. Central does not currently have the financial resources to pay the penalties that may be assessed by the IRS.

Since filing the delinquent 2008 and 2009 state partnership tax returns, the Partnership has also (i) submitted a request for abatement of penalties based on reasonable cause and/or (ii) applied for participation into first offender programs which provide relief of the penalties to those states which impose significant penalties for late filing of state returns. There can be no assurance that the Partnership will receive any abatement of penalties or be accepted for participation in first offender programs and, if accepted, can continue to comply with the requirements of such programs. At the present time, Central does not have the financial resources to pay the penalties that may be assessed by any state tax authority.

Disputes

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional. Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case. A trial date has been set for September 25, 2012.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputes the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine, and Regional is defending its positions in the case. A trial date has been set for September 27, 2012.

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

Debt Obligations

RZB Loan Agreement

On July 26, 2007, the Partnership borrowed $5,000,000 (RZB Loan) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (RZB), the proceeds of which were used in connection with the acquisition of Regional. Through several amendments to the RZB Loan, Regional became the borrower under the RZB Loan and the associated promissory note (RZB Note), and all of Regional’s assets, as well as the outstanding capital stock of Regional, are pledged as collateral for the RZB Loan. RZB has the right to foreclose on the assets of Regional in order to recover amounts owing under the RZB Note. The interest rate is variable and approximated 6.05% for the quarter ended March 31, 2012.

On May 25, 2010, Regional and RZB, entered into a Seventh Amendment (Seventh Amendment) in connection with the RZB Loan. Under the terms of the Seventh Amendment, the maturity date of the RZB Note was extended until May 31, 2014 and monthly principal amortization requirements were adjusted as follows:

May 2010 through April 2011	$50,000	Monthly amortization

May 2011 through April 2012	$70,000	Monthly amortization

May 2012 through April 2013	$90,000	Monthly amortization

May 2013 through April 2014	$100,000	Monthly amortization

May 2014	$50,000

Under the terms of the Seventh Amendment, Regional was required to provide audited financial statements of Regional for the year ended December 31, 2009 by September 30, 2010 and subsequent annual audited financial statements of Regional within 90 days after the end of each subsequent annual year end. In addition, the Seventh Amendment included additional restrictive covenants related to change in control, change in management and distributions of cash. Per the loan agreement with RZB, Regional is also required to provide certified monthly financial statements to RZB. Regional’s failure to provide the required financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the RZB Note immediately due and payable. Regional did not provide the audited financial statements for the years ended December 31, 2009 and 2010 to RZB until April 22, 2011. At December 31, 2011 and March 31, 2012, Regional was in compliance with its obligations under the RZB Note.

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (Eighth Amendment) in connection with the RZB Note. Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Central upon consummation of the Securities Purchase and Sale Agreement and makes it an event of default under the RZB Note if (i) Central Energy, LP or Central Energy, LLC, the sole general partner of Central Energy, LP, ceases to own or control, directly or indirectly, at least 51% of the limited liability company interests of the General Partner, (ii) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interests of Central Energy, LLC or (iii) Central Energy, LLC ceases to be the sole general partner of Central Energy, LP and it also removed the provision that the RZB Note required to be repaid in full upon any change in control of the general partner of Central.

Advances from General Partner

For the quarter ended March 31, 2012, the General Partner made cash advances to the Partnership of $18,000 for the purpose of funding working capital pursuant to the terms of an intercompany demand promissory note entered into between the Partnership and the General Partner effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2012 is 1.2% per annum and such rate is adjusted monthly by the IRS under IRB 625. At March 31, 2012, the balance of advances made by the General Partner to the Partnership, including accrued and unpaid interest, was $1,053,000.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (Central Promissory Note) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at March 31, 2012 is $3,671,000. The payment of this amount is subordinated to the payment of the RZB Note by Regional.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. At March 31, 2012, the cash advances made by the Partnership to Regional under the intercompany demand note totaled $1,149,000. and bear interest at the rate of 10% annually from January 1, 2011. At March 31, 2012, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,285,000, which includes interest at the rate of 10% per annum assessed since January 1, 2011. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the RZB Note.

Material Agreements

Employment Agreements

During December 2010, the Board of Directors of the General Partner approved employment agreements with each of Messrs. Imad K. Anbouba and Carter R. Montgomery, executive officers of the General Partner. The terms of the employment agreements are essentially identical. During November 2011, Regional entered into an employment agreement with Daniel P. Matthews, its Vice President and General Manager.

Unpaid Compensation and Reimbursements

Effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing its operations to obtain the funds needed by Central to conduct its operations. Effective January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since June 2011. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since June 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization.

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

On March 19, 2012, one of the storage tanks leased under the Amended Asphalt Agreement was discovered to have a leak. Regional immediately notified the customer and a course of action to accommodate the expected temporary reduction in the customer’s available storage was implemented. During April 2012, after removal of the existing product from the tank, the customer of the storage tank was notified by Regional that the tank was no longer available for use until necessary repairs were completed. Regional has notified its insurance providers of the incident and is currently proceeding to clean out and identify the cause of the leak. Regional’s insurance providers have not yet determined whether the incident falls within insurance coverage limits. The costs to clean and repair the tank (Asphalt Loss) are not yet determinable. Regional believes that the Asphalt Loss is covered through Regional’s insurance policies, for which Regional is responsible for deductible amounts of up to $100,000. At March 31, 2012, Regional has recorded a loss of $100,000 in connection with the Asphalt Loss, representing the maximum deductible amount under the insurance policies which Regional is responsible. Regional will record additional amounts when the determinable costs incurred in connection with the Asphalt loss exceed $100,000 after consideration of amounts of the Asphalt Loss which are reimbursed by Regional’s insurance providers, if any. Regional estimates that the tank will be out of service until July 2012. Under the provisions of Regional’s insurance policies, Regional may be entitled to recover certain amounts related to lost revenues which are attributable to an insurable loss.

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

No. 4 Oil Agreement

On January 7, 2009, Regional entered into a Terminal Agreement with Noble Oil Services, Inc. with an effective date of January 7, 2009 and an expiration date of January 6, 2012. The Terminal Agreement provided for the pricing, terms, and conditions under which Regional would provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 4 Oil or vacuum gas oil. Pursuant to the agreement, the customer paid an annual tank rental amount of approximately $330,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew this contract.

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

No. 6 Oil Agreement

On March 1, 2012, Regional entered into a Services Agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 Oil. Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $360,000, plus loading and unloading fees. As part of the lease, Regional was required to make immediate modifications to the tank and barge line and will need to insulate the tank in the coming months.

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

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (New Tractors) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the New Tractors to Penske (Lease Agreement). Under the terms of the Lease Agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (Maintenance Charge) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional.

The term of the Lease Agreement is for 7 years. The New Tractors are expected to be delivered by Penske during May 2012 on a schedule to be determined by the parties. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

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

Regional is in the process of preparing to sell its remaining owned tractor fleet which will become idle upon delivery of the New Tractors, except for several owned tractor units to be retained and used for terminal site logistics. Regional expects to use the proceeds from the sale of the owned tractors to make upgrades and repairs to its storage, barge and rail facilities, to cover estimated taxes resulting from gains on the sale of the tractors and/or for working capital. In connection with the execution of the Lease Agreement, RB International Finance (USA) LLC, whom currently has a priority lien on Regional’s owned tractors, consented to Regional’s execution of the Lease Agreement and also approved of the intended sale of the owned fleet and the use of proceeds to be received from the sale of the owned fleet as described above.

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

Investment Adviser Agreement

Central’s strategy is to acquire midstream assets with a focus on gas transportation and services assets, including gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities and related assets. To advance this strategy, during May 2011, the Partnership retained the services of an investment banking firm (Financial Advisor) to assist it in evaluating strategic growth and financing alternatives pursuant to an agreement which expired on April 30, 2012. During May 2012, the Partnership and Financial Advisor entered into a new agreement which expires on April 30, 2013 (2012 Advisor Agreement), and can be extended by mutual consent. The 2012 Advisor Agreement provides that the Partnership will retain the Financial Advisor for any M&A Transaction and Private Financing Transaction, as those terms are defined in the 2012 Advisor Agreement, provided that the Financial Advisor may elect not to accept such engagement at its sole option. The advisory fees to be paid for such engagements are customary with industry practices and are payable only in the event a transaction is successfully completed by Central.

Private Placements

On November 17, 2010, the Partnership issued 12,724,019 Common Units to Central Energy LP for $3,950,000 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane Corporation and Central Energy, LP. Central Energy, LP is obligated, under the terms of its limited partnership agreement, to distribute all of the Common Units of the Partnership which it acquired in the Sale to its limited partners, which it did on May 26, 2011. As a result, Cushing MLP Opportunity Fund I L.P. holds 7,413,013 Common Units of the Partnership (46.7%) and Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.4%).

Reimbursement Agreements

Effective November 17, 2010, the Partnership commenced conducting business in Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with AirNow Compression Systems, LTD, an affiliate of Imad K. Anbouba, a director and executive officer of the General Partner. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in El Segundo, California. Mr. Bothwell is a resident of California and lives near El Segundo. Reimbursement charges included in the unaudited consolidated financial statements for the three months ended March 31, 2012 were $7,000 and $19,000, respectively. Due to the General Partner’s lack of liquidity, it has not reimbursed AirNow Compression Systems, LTD for expenses since January 1, 2012 or Rover Technologies LLC for expenses since June 30, 2011.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the three months ended March 31, 2011 and 2012, Regional recorded allocable expenses of $562,000 and $119,000, respectively.

Transfer of Newly Issued Common Units

Central Energy LP was obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units and the GP Interests in the General Partner which it acquired in the Sale to its limited partners. On May 26, 2011, pursuant to the terms of its limited partnership agreement, Central Energy LP distributed the Newly Issued Common Units of the Partnership to its limited partners. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. Of the Newly Issued Common Units, Cushing MLP Opportunity Fund I L.P. (Cushing Fund) holds 7,413,013 Common Units of the Partnership (46.7%), and Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.4%). Neither of Messrs. Anbouba or Montgomery received any Common Units in the distribution of the Newly Issued Common Units. In September 2011, Central Energy, LP transferred all of the GP Interests of the General Partner to its limited partners and Messrs. Anbouba and Montgomery pursuant to the terms of the limited partnership agreement of Central Energy, LP and agreements between Messrs. Anbouba and Montgomery and certain limited partners of Central Energy, LP. As a result of these transfers, Central Energy, LP no longer holds any limited liability company interests in the General Partner. Messrs. Anbouba and Montgomery each hold 30.17% of the GP Interests and the Cushing Fund holds 25.00% of the GP Interests. Given their respective ownership interests in the GP Interests, Messrs. Anbouba and Montgomery and the Cushing Fund are each deemed a controlling member of the General Partner.

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

Penn Octane Corporation

In November 2010, the Partnership granted piggy-back registration rights to Penn Octane Corporation with respect to 197,628 Common Units held by Penn Octane in connection with the transaction whereby Penn Octane and an affiliate sold 100% of the limited liability company interests in the General Partner to Central Energy, LP and the Partnership sold 12,724,019 Common Units to Central Energy, LP (see Note A – Organization).

Limited Partners of Central Energy, LP

Effective as of August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 Common Units of the Partnership. On May 26, 2011, Central Energy, LP distributed 12,469,535 Common Units to its limited partners pursuant to the terms of the Central Energy, LP partnership agreement. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. The limited partners of Central Energy, LP are referred to herein as the “Purchasers.”

The Registration Rights Agreement provides the Purchasers with shelf registration rights and piggyback registration rights, with certain restrictions, with respect to the Common Units held by them (Registrable Securities). The Partnership is required to file a shelf registration statement with the SEC on behalf of the Purchasers as soon as practicable after April 15, 2012 and maintain an effective shelf registration statement with respect to the Registrable Securities until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed. The piggyback registration rights permit a Purchaser to elect to participate in an underwritten offering of the Partnership’s securities other than a registration statement filed in connection with the registration of the Partnership’s securities relating solely to (1) employee benefit plans or (2) a Rule 145 transaction. The amount of Registrable Securities that the Purchasers can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

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

Given the current financial condition of Central, as well as the current bid/ask price of the Common Units, the Partnership does not anticipate filing the shelf registration statement for the foreseeable future. The Partnership will seek to amend the Registration Rights Agreement to extend such filing requirement to a later date.

Realization of Assets

The unaudited consolidated balance sheet of Central has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. Central had a loss from operations for the year ended December 31, 2011 and the three months ended March 31, 2012, and has a deficit in working capital of $3,466,000 at March 31, 2012. The RZB Note and the accrued and unpaid estimated income taxes owed by Regional totaled approximately $2,557,000 at March 31, 2012. Regional has accrued approximately $95,000 at March 31, 2012 in connection with the Asphalt Loss. The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by the Partnership. In addition, the Partnership is liable for the federal and state late filing penalties related to the Partnership’s failure to deliver timely Schedules K-1 for the 2008 Tax Year and the 2009 Tax Year to its Unitholders of up to $3,464,000. Central is also responsible for contingencies associated with the TransMontaigne dispute.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, Central is unable to obtain additional financing collateralized by those assets. While Central believes that Regional has sufficient working capital for 2012 operations, the amount which can be provided to Central, if any, to fund general overhead is limited. Should Central need additional capital in excess of cash generated from operations to make the RZB Note payments, for payment of the contingent liabilities, for expansion, the Asphalt Loss, capital improvements to existing assets, for working capital or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, Central and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the ability of Central to (1) pay the estimated income tax liabilities owed by Regional as they become due, (2) resolve favorably the exposure for late tax filing penalties for the tax years ended December 31, 2008 and 2009 and non-delivery of Schedules K-1, (3) satisfactorily resolving the TransMontaigne dispute (4) satisfactorily completing the repairs associated with the Asphalt Loss, (5) continue to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, and (6) receive additional advances from the General Partner or distributions from Regional resulting from a refinancing of the RZB Note and/or proceeds from the sale of Regional’s idle truck fleet. At the present time, neither the General Partner nor Regional has the financial ability to make such advances, pending the successful conclusion of discussions to obtain a new loan secured by the Regional assets and pay-off the RZB Loan or from proceeds received on the sale of Regional’s owned truck fleet. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt and to continue in existence.

Off-Balance Sheet Arrangements

Central and Regional do not have any off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

The Accounting Standards Codification is the single source of authoritative generally accepted accounting principles (GAAP) recognized by the Financial Accounting Standards Board to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. The Codification became effective for interim and annual periods ending after September 15, 2009 and superseded all previously existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. All of Central’s references to GAAP now use the specific Codification Topic or Section rather than prior accounting and reporting standards. The Codification did not change existing GAAP and therefore, did not affect Central’s consolidated financial position or results of operations.

Critical Accounting Policies

The consolidated financial statements of Central reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to Central’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, “Summary of Significant Accounting Policies”.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our General Partner’s management, including our General Partner’s executive officers, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on its assessment and those criteria, management concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of March 31, 2012.

Internal Control Over Financial Reporting

Since mid-2009, our General Partners’ accounting department has consisted of only the chief financial officer, an assistant to the chief financial officer and Regional’s accountant. Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2012. The lack of sufficient personnel, combined with the financial difficulties encountered by Central in 2008, 2009, and 2010 up to the time of the sale of newly issued Common Units to Central Energy, LP, and the inability to complete an acquisition since then resulting in the depletion of cash reserves was and continues to be the major reason that Central was unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information and now continues to be an ongoing risk of maintaining compliance in the near future.

In 2011 and the first quarter of 2012, the General Partner’s new management continued to work with only the chief financial officer and an assistant to the chief financial officer (until July 2011) while it sought to identify an acquisition opportunity that might include an accounting function to bolster the General Partner and Regional’s accounting capabilities. This has not occurred. As a result, the lack of sufficient personnel continues to be an issue with respect to establishing the desired internal control over financial reporting and accounting. The General Partner does not expect to be able to take the steps necessary to improve its internal control over financial reporting during 2012 given its current financial condition absent the acquisition of a company with the necessary accounting functions and personnel to resolve its dilemma. During the three months ended March 31, 2012, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Despite the lack of accounting personnel, the management of the General Partner believes Central’s unaudited consolidated financial statements included in this Quarterly Report fairly present in all material respects its financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

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

Item 4.    Mining Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits listed on the following Exhibits Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit No.	Description
3.1	Certificate of Limited Partnership of Rio Vista Energy Partners L.P. filed July 10, 2003. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394)

3.2	Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed September 17, 2003. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394)

3.3	First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P. dated September 16, 2004. (Incorporated by reference to Rio Vista’s registration statement on Form 10 filed August 26, 2004 and amended Form 10 filed on September 16, 2004) (SEC File No. 000-50394)

3.4	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P., dated October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 21, 2005, SEC File No. 000-50394).

3.5	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.6	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement, dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.7	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC, dated October 2, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 6, 2006, SEC File No. 000-50394).

3.8	First Amendment to the Amended and Restated Limited Liability Company Agreement of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.9	Amendment to Certificate of Formation of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.10	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.11	Amendment to Certificate of Limited Partnership of Rio Vista Energy Partners, L.P. dated December 28, 2010 (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.12	Second Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC, dated April 12, 2011. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

3.13	Second Amended and Restated Agreement of Limited partnership of Central Energy Partners LP, dated April 12, 2011. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

3.14	Amendment to Second Amended and Restated Agreement of Limited Partnership of the Partnership dated March 28, 2012. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

4.1	Registration Rights Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P. and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on September 2, 2009, SEC File No. 000-50394.)

4.2	Registration Rights Agreement dated as of August 1, 2011 by and among Central Energy Partners, LP and the limited partners of Central Energy, LP. (Incorporated by reference to Central’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and filed on August 15, 2011, SEC File No. 000-50394.)

4.3*	Specimen Unit Certificate for Common Units.

10.75	Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

10.76	Seventh Amendment dated as of May 21, 2010 between RZB Finance LLC and Regional Enterprises Inc. (Incorporated by reference to Central’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

10.77	Third Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, effective July 21, 2010 and dated August 9, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on August 13, 2010, SEC File No. 000-50394.)

10.78	Fourth Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, dated November 17, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.79	Conditional Acceptance of Settlement Offer and Release dated as of November 17, 2010, by and among each of Ian T. Bothwell, Bruce I. Raben, Ricardo Rodriquez, Murray J. Feiwell, Nicholas J. Singer and Douglas L. manner, on the one hand, and Rio Vista Energy partners L.P. on the other. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.80	Mutual Release dated as of November 17, 2010 by and among Penn Octane Corporation, Rio Vista Energy Partners, L.P. and Rio Vista GP, LLC. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.81	Release dated as of November 17, 2010 by Rio Vista Energy Partners, L.P., Rio Vista GP, LLC and Central Energy, LP, and the persons identified on Schedule I attached thereto. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.82	Termination Agreement dated as of November 17, 2010 among Penn Octane Corporation, Rio Vista GP, LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.83	Employment Agreement between Rio Vista GP, LLC and Imad K. Anbouba dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.84	Employment Agreement between Rio Vista GP, LLC and Carter R. Montgomery dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.85	Installment Agreement dated November 17, 2010 by and between Regional Enterprises, Inc. and the Internal Revenue Service. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.86	Reimbursement Agreement effective November 17, 2010, by and between Central Energy GP LLC and AirNow Industrial Compressions Systems, LTD. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.87	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.88	Employment Agreement of Donald P. Matthews dated November 22, 2011. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 28, 2011, SEC File No. 000-50394.)

10.89	Form of Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.90	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.91	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

10.92	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

10.93	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

15*	Accountant’s Acknowledgement.

16.1	Letter regarding Change of Certifying Accountant (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 18, 2011 and the Current Report on Form 8_K/A filed on October 26, 2011, SEC File No. 000-50394).

31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

May 15, 2012		By:	/s/ Imad K. Anbouba
Imad K. Anbouba
Chief Executive Officer and President

May 15, 2012		By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Executive Vice-President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

