Form 10-Q
period 2012-06-30
CENTRAL ENERGY PARTNERS LP
filed 2012-08-14
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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

The number of common units outstanding on August 14, 2012 was 15,866,482.

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

Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC,

General Partner of Central Energy Partners LP

We have reviewed the consolidated balance sheet of Central Energy Partners LP and Subsidiaries (“Central”) as of June 30, 2012, the consolidated statement of operations for the three months and six months ended June 30, 2012 and the consolidated statements of cash flow and partners’ capital for the six months ended June 30, 2012. These interim consolidated financial statements are the responsibility of Central’s management.

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

/s/ MONGOMERY COSCIA GREILICH, LLP

Plano, Texas

August 14, 2012

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

		June 30,
	December 31,	2012
	2011	(Unaudited)
Current Assets
Cash	$101,000	$57,000
Restricted cash	-	233,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2011 and 2012)	558,000	385,000
Deferred tax assets	36,000	36,000
Prepaid expenses and other current assets	755,000	402,000
Total current assets	1,450,000	1,113,000
Property, plant and equipment – net	3,920,000	3,475,000
Other assets	-	132,000
Goodwill	3,941,000	3,941,000
Total assets	$9,311,000	$8,661,000

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2011	June 30, 2012 (Unaudited)
Current Liabilities
Current maturities of long-term debt	$1,000,000	$1,100,000
Due to General Partner	1,035,000	-
Accounts payable	1,452,000	1,512,000
Taxes payable	193,000	157,000
Accrued liabilities	1,711,000	2,191,000
Total current liabilities	5,391,000	4,960,000

Long-term debt obligations	1,610,000	1,050,000
Due to General Partner	-	1,063,000
Deferred income taxes	1,389,000	1,389,000

Commitments and contingencies	-	-

Partners’ capital
Common units	903,000	195,000
General Partner’s equity	18,000	4,000
Total partners’ capital	921,000	199,000
Total liabilities and partners’ capital	$9,311,000	$8,661,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2011	Three Months ended June 30, 2012	Six Months ended June 30, 2011	Six Months ended June 30, 2012
Revenues	$1,714,000	$1,309,000	$3,486,000	$2,610,000
Cost of goods sold	1,130,000	1,301,000	2,343,000	2,572,000
Gross profit	584,000	8,000	1,143,000	38,000
Selling, general and administrative expenses and other
Legal and professional fees	709,000	70,000	1,049,000	198,000
Salaries and payroll related expenses	229,000	218,000	460,000	429,000
Other	295,000	150,000	447,000	302,000
	1,233,000	438,000	1,956,000	929,000
Operating (loss) from continuing operations	(649,000)	(430,000)	(813,000)	(891,000)
Other income (expense)
Gain on sale of tractors	-	201,000	-	256,000
Interest expense, net	(61,000)	(46,000)	(116,000)	(87,000)
Loss from continuing operations before taxes	(710,000)	(275,000)	(929,000)	(722,000)
Benefit for income taxes	121,000	-	93,000	-
Net (loss)	$(589,000)	$(275,000)	$(836,000)	$(722,000)

Net (loss) allocable to the partners	$(589,000)	$(275,000)	$(836,000)	$(722,000)
Less General Partner’s interest in net (loss)	(12,000)	(5,000)	(17,000)	(14,000)
Net (loss) allocable to the common units	$(577,000)	$(270,000)	$(819,000)	$(708,000)

Net (loss) per common unit	$(0.04)	$(0.02)	$(0.05)	$(0.04)

Weighted average common units outstanding	15,866,482	15,866,482	15,866,482	15,866,482

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital

Balance as of December 31, 2011	15,866,482	$903,000	$18,000	$921,000

Net (loss)	-	(708,000)	(14,000)	(722,000)

Balance as of June 30, 2012	15,866,482	$195,000	$4,000	$199,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Cash flows from operating activities:
Net (loss)	$(836,000)	$(722,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	330,000	297,000
Gain on sale of tractors	-	(256,000)
Changes in current assets and liabilities:
Trade accounts receivable	164,000	173,000
Prepaid and other current assets	248,000	353,000
Trade accounts payable	(108,000)	60,000
Due to General Partner	425,000	28,000
Accrued liabilities and other	188,000	480,000
Deferred income taxes	(101,000)	-
Taxes payable	(122,000)	(36,000)
Net cash (used in) provided by operating activities	188,000	377,000

Cash flows from investing activities:
Capital expenditures	(69,000)	(103,000)
Proceeds from sale of tractors	-	507,000
Other non-current assets	-	(132,000)
Net cash (used in) provided by investing activities	(69,000)	272,000

Cash flows from financing activities:
Increase in restricted cash	-	(233,000)
Payment of debt	(340,000)	(460,000)
Net cash used in financing activities	(340,000)	(693,000)
Net (decrease) in cash	(221,000)	(44,000)
Cash at beginning of period	571,000	101,000
Cash at end of period	$350,000	$57,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$107,000	$73,000
Taxes	$143,000	$36,000

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – ORGANIZATION – Continued

The unaudited consolidated balance sheet as of June 30, 2012, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2011 and 2012, the unaudited consolidated statements of cash flows for the six months ended June 30, 2011 and 2012 and the unaudited consolidated statement of partners’ capital for the six months ended June 30, 2012, have been prepared by Central without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of June 30, 2012, the unaudited consolidated results of operations for the three months and six months ended June 30, 2011 and 2012, the unaudited consolidated statements of cash flows for the six months ended June 30, 2011 and 2012 and the unaudited consolidated statement of partners’ capital for the six months ended June 30, 2012.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL – Continued

Common Units - Continued

On November 17, 2010, the Partnership sold 12,724,019 newly-issued Common Units to Central Energy, LP for $3,950,000 in the Sale. On May 26, 2011, pursuant to the terms of its limited partnership agreement, Central Energy, LP distributed the Newly Issued Common Units of the Partnership to its limited partners. As a result, the Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (Cushing Fund), holds 7,413,013 Common Units of the Partnership (46.7%) and Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.4%). Messrs. Anbouba and Montgomery, the sole members of the general partner of Central Energy, LP were not distributed any Newly Issued Common Units. In March 2011, the General Partner waived the voting restriction referred to in the preceding paragraph with respect to the 46.7% interest held by the Cushing Fund in the Partnership.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C – INCOME (Loss) Per Common UNIT - Continued

	For the three months ended June 30, 2011
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(577,000)
Basic EPS
Net (loss) available to the Common Units	(577,000)	15,866,482	$(0.04)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the three months ended June 30, 2012
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(270,000)
Basic EPS
Net (loss) available to the Common Units	(270,000)	15,866,482	$(0.02)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the six months ended June 30, 2011
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(819,000)
Basic EPS
Net (loss) available to the Common Units	(819,000)	15,866,482	$(0.05)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the six months ended June 30, 2012
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(708,000)
Basic EPS
Net (loss) available to the Common Units	(708,000)	15,866,482	$(0.04)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2011	June 30, 2012

Land	$512,000	$512,000
Terminal and improvements	4,356,000	4,463,000
Automotive equipment	2,697,000	1,341,000
	7,565,000	6,316,000
Less: accumulated depreciation and amortization	(3,645,000)	(2,841,000)
	$3,920,000	$3,475,000

Depreciation expense of property, plant and equipment totaled $165,000 and $147,000 for the three months ended June 30 2011 and 2012 and $330,000 and $297,000 for the six months ended June 30, 2011 and 2012, respectively.

Sale of Regional’s Owned Tractor Fleet

On February 17, 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note H), Regional sold six of its owned tractors for proceeds of $97,000 of which $90,000 was used to fund the deposit required pursuant to the aforementioned agreement and the remainder was used for working capital.

During May 2012 and June 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note H), Regional sold twenty-one of its owned tractors for total proceeds of $410,000. As of June 30, 2012, $177,000 of the proceeds were used to fund working capital requirements. The remaining balance of the proceeds at June 30, 2012 totaling approximately $233,000 was held in a restricted cash account with RZB (see below).

In connection with the sale of the tractor fleet, a gain of $256,000 was recorded during the six months ended June 30, 2012.

As a result of the aforementioned sale of Regional’s owned tractors, Regional’s truck fleet currently consists of twenty leased tractors and five owned tractors.

NOTE E — DEBT OBLIGATIONS

	December 31, 2011	June 30, 2012
Long-term debt obligations were as follows:
RZB Note	$2,610,000	$2,150,000
	2,610,000	2,150,000
Less current portion	1,000,000	1,100,000
	$1,610,000	$1,050,000

RZB Note

On July 26, 2007, the Partnership borrowed $5,000,000 (RZB Loan) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (RZB), the proceeds of which were used in connection with the acquisition of Regional. Through several amendments to the RZB Loan, Regional became the borrower under the RZB Loan and the associated promissory note (RZB Note), and all of Regional’s assets, as well as the outstanding capital stock of Regional, are pledged as collateral for the RZB Loan. RZB has the right to foreclose on the assets of Regional in order to recover amounts owing under the RZB Loan. The interest rate is variable and approximated 5.8% for the quarter ended June 30, 2012.

On May 25, 2010, Regional and RZB, entered into a Seventh Amendment (Seventh Amendment) in connection with the RZB Loan. Under the terms of the Seventh Amendment, the maturity date of the RZB Note was extended until May 31, 2014 and monthly principal amortization requirements were adjusted as follows:

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E — DEBT OBLIGATIONS – Continued

RZB Note – Continued

May 2010 through April 2011	$ 50,000 Monthly amortization
May 2011 through April 2012	$ 70,000 Monthly amortization
May 2012 through April 2013	$ 90,000 Monthly amortization
May 2013 through April 2014	$ 100,000 Monthly amortization
May 2014	$ 50,000

Under the terms of the Seventh Amendment, Regional was required to provide audited financial statements of Regional for the year ended December 31, 2009 by September 30, 2010 and subsequent annual audited financial statements of Regional within 90 days after the end of each subsequent annual year end. In addition, the Seventh Amendment included additional restrictive covenants related to change in control, change in management and distributions of cash. Per the loan agreement with RZB, Regional is also required to provide certified monthly financial statements to RZB. Regional’s failure to provide the required financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the RZB Note immediately due and payable. Regional did not provide the audited financial statements for the years ended December 31, 2009 and 2010 to RZB until April 22, 2011. At December 31, 2011 and June 30, 2012, Regional was in compliance with its obligations under the RZB Note.

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

Restricted Cash

In connection with Regional’s Vehicle Lease Service Agreement (see Note H), Regional sold twenty seven of its owned tractors (Sold Tractors) for total proceeds of $507,000. RZB held a priority lien on the Sold Tractors. Under the terms of the RZB Loan, the net proceeds from the Sold Tractors were deposited into a restricted account controlled by RZB and are to be used to prepay the RZB Loan unless RZB at its sole discretion permitted such proceeds to be re-invested into Regional’s business. As of June 30, 2012, RZB has allowed Regional to utilize $274,000 of the proceeds for working capital requirements, including shortfalls from operations to meet ongoing debt service obligations. Regional expects to use the remaining proceeds from the sale of the Sold Tractors to make up for cash shortfalls in monthly debt service obligations, make upgrades and repairs to its storage, barge and rail facilities and/or for working capital.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F – UNIT-BASED PAYMENT

Central utilizes unit-based awards as a form of compensation for employees, officers, managers and consultants of the General Partner. During the quarter ended September 30, 2006, Central adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Central did not record unit-based payment expense for employees and non-employees for the three months and six months ended June 30, 2011 and 2012, under the fair-value provisions of ASC 718.

NOTE G – UNIT OPTIONS

Options

The Partnership has no employees and is managed by its General Partner. Central applies ASC 718 for options granted to employees and managers of the General Partner and ASC 505 for options issued to acquire goods and services from non-employees.

Equity Incentive Plan

On March 9, 2005, the Board of Directors of the General Partner approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of the Partnership or the General Partner or any affiliate of Central or the General Partner. The 2005 Plan provides that each outside director of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 Common Units, in an equal amount as determined by the Board of Directors. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan remains available for the grant of awards until March 9, 2015, or such earlier date as the Board of Directors of the General Partner may determine. The 2005 Plan is administered by the Compensation Committee of the Board of Directors of the General Partner. In addition, the Board of Directors may exercise any authority of the Compensation Committee under the 2005 Plan. Under the terms of the Partnership Agreement and applicable rules of the NASDAQ National Market, no approval of the 2005 Plan by the Unitholders of the Partnership was required. At June 30, 2012, options to acquire 13,542 Common Units were outstanding at a weighted average exercise price of $16.66 per Common Unit. As of June 30, 2012, approximately 609,000 Common Units remain available for issuance under the 2005 Plan.

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

Legal Proceedings - continued

VOSH Actions - continued

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

Agreements - Continued

Penske Truck Lease – Continued

The term of the Lease Agreement is for 7 years. The New Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

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

In connection with the delivery of the New Tractors, Regional sold its remaining owned tractor fleet, except for several owned tractor units which were retained to be used for terminal site logistics.

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

On March 19, 2012, one of the storage tanks (Storage Tank) leased under the Amended Asphalt Agreement was discovered to have a leak. Regional immediately notified the customer and a course of action to accommodate the expected temporary reduction in the customer’s available storage was implemented. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. Regional has notified its insurance providers of the incident. Regional has recently completed the clean out and examination of the Storage Tank. Regional is currently evaluating its options to repair the Storage Tank. Regional believes that the costs to clean and repair the Storage Tank (Asphalt Loss) are covered through Regional’s insurance policies, for which Regional is responsible for deductible amounts of up to $100,000. Regional’s insurance providers have not yet determined whether the incident falls within insurance coverage limits. At June 30, 2012, Regional has recorded a loss of $189,000 in connection with the Asphalt Loss. Regional will record additional expenses if the actual costs incurred in connection with the Asphalt Loss exceed the amounts recorded after consideration of amounts of the Asphalt Loss that are reimbursed by Regional’s insurance providers, if any. Regional estimates that the earliest that the Storage Tank will be back in service is September 1, 2012. Under the provisions of Regional’s insurance policies, Regional may be entitled to recover certain amounts related to lost revenues which are attributable to an insurable loss.

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

Unpaid Compensation and Reimbursements

Effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing its operations to obtain the funds needed by Central to conduct its operations. During the period January 1, 2012 through May 31, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since June 2011. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since June 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE I – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

For the fiscal quarter ended June 30, 2012, General Chemical Corporation, Suffolk Sales and SGR Energy LLC accounted for approximately 17%, 16% and 15% of Regional’s revenues, respectively, and approximately 28%, 25% and 3% of Regional’s accounts receivable, respectively. MeadWestvaco Specialty Chemicals, Inc., accounted for 5% of Regional's revenues and 10% of Regional's accounts receivables. No other individual customer accounted for more than 10% of Regional's revenues and accounts receivable.

Concentrations of Credit Risk

The balance sheet items that potentially subject Central to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Central maintains cash balances in different financial institutions. Balances in accounts other than “Noninterest-Bearing Transaction Accounts” are insured up to Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per institution. Noninterest-Bearing Transaction Accounts have unlimited FDIC insurance coverage through December 31, 2012. At June 30, 2012, Central did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with Regional’s accounts receivable are mitigated by Regional’s ongoing credit evaluations of its customers.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J — INCOME TAXES - Continued

Tax Liabilities - Continued

Estimated Taxes

During the year ended December 31, 2011 and the six months ended June 30, 2012, Regional has accrued estimated taxes in the amount of $157,000 and $157,000, respectively. To date, Regional has not made any estimated tax payments in connection with the 2011 tax year. As a result, Regional is subject to penalties for such period. At the present time, Regional does not have the cash necessary to make such tax payments and, in the event Regional does not generate sufficient cash to make such payment, it intends to obtain an IRS installment agreement for the payment of such taxes.

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

The Code provides for penalties to be assessed against pass-through entities, such as the Partnership, in connection with the late filing of federal partnership tax returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership tax returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns where “reasonable cause” resulted in such late filings. In August, 2011, the IRS notified the Partnership that its calculation of penalties for the 2008 Tax Year and the 2009 Tax Year total approximately $2.5 million. The Partnership estimates that the maximum tax penalty exposure is $940,000 for all state penalties. The State of California notified the Partnership in February 2012 that its calculation of penalties owing to California for the 2008 Tax Year and the 2009 Tax Year total approximately $137,000. The Partnership has accrued a total of $1,122,000 through June 30, 2012 as its estimate of the penalty exposure related to its failure to file timely its federal and state tax returns for the tax years 2008 and 2009.

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

Regional accounts for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Central maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the quarters ended June 30, 2011 and 2012, Regional had no environmental contingencies requiring specific disclosure or the recording of a liability.

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

Advances from General Partner

During the three months ended June 30, 2012, the General Partner made cash advances to the Partnership of $10,000 for the purpose of funding working capital pursuant to the terms of an intercompany demand promissory note entered into between the Partnership and the General Partner effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2012 is 1.2% per annum and such rate is adjusted monthly by the IRS under IRB 625. At June 30, 2012, the balance of advances made by the General Partner to the Partnership, including accrued and unpaid interest was $1,063,000.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE L — RELATED PARTY TRANSACTIONS – Continued

Intercompany Loans and Receivables - Regional

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (Central Promissory Note) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at June 30, 2012 is $3,733,000. The payment of this amount is subordinated to the payment of the RZB Note by Regional.

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. At June 30, 2012, the cash advances made by the Partnership to Regional under the intercompany demand note totaled $1,208,000. The note bears interest at the rate of 10% annually from January 1, 2011. At June 30, 2012, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,374,000, which includes interest at the rate of 10% per annum assessed since January 1, 2011. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the RZB Note.

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

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the three months ended June 30, 2011 and 2012, Regional recorded allocable expenses of $214,000 and $68,000, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE M — REALIZATION OF ASSETS

The unaudited consolidated balance sheet of Central has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. Central had a loss from operations for the year ended December 31, 2011 and the six months ended June 30, 2012, and has a deficit in working capital of $3,847,000 at June 30, 2012. The RZB Note and the accrued and unpaid estimated income taxes owed by Regional totaled approximately $2,307,000 at June 30, 2012. The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by the Partnership. In addition, the Partnership is liable for the federal and state late filing penalties related to the Partnership’s failure to deliver timely Schedules K-1 for the 2008 Tax Year and the 2009 Tax Year to its Unitholders of up to $3,464,000. Central is also responsible for contingencies associated with the TransMontaigne dispute (see Note H – Commitments and Contingencies – TransMontaigne Dispute).

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, Central is unable to obtain additional financing collateralized by those assets. Until such time as the Storage Tank is placed back into service and the only remaining available storage tank at June 30, 2012 is leased, Regional does not expect to have sufficient working capital from operations to cover ongoing monthly debt service obligations on the RZB Note, and therefore, the amount which can be provided to Central, if any, to fund general overhead is limited. Should Central need additional capital in excess of cash generated from operations to make the RZB Note payments, for payment of the contingent liabilities, for expansion, repair of the Storage Tank, capital improvements to existing assets, for working capital or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, Central and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the ability of Central to (1) pay the estimated income tax liabilities owed by Regional as they become due, (2) resolve favorably the exposure for late tax filing penalties for the tax years ended December 31, 2008 and 2009 and non-delivery of Schedules K-1, (3) satisfactorily resolving the TransMontaigne dispute (4) satisfactorily completing the repairs associated with the Asphalt Loss, (5) continue to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, (6) receive additional advances from the General Partner or distributions from Regional resulting from a refinancing of the RZB Note and (7) continue to receive consent from RZB to utilize remaining proceeds from the Sold Tractors towards working capital. At the present time, neither the General Partner nor Regional has the financial ability to make such advances, pending the successful conclusion of discussions to obtain a new loan secured by the Regional assets and pay-off the RZB Loan. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt and to continue in existence.

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

NOTE P - SEGMENT INFORMATION

Central reports segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. Central had only one operating segment (transportation and terminaling business of Regional) during the three months ended June 30, 2011 and 2012. The following are amounts related to the transportation and terminaling business included in the accompanying consolidated financial statements for the three months ended June 30, 2011 and 2012 and at December 31, 2011 and June 30, 2012:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012

Revenue from external customers	$1,714,000	$1,309,000
Interest expense	$125,000	$139,000
Depreciation and amortization	$165,000	$147,000
Income tax (expense) benefit	$121,000	$-
Net income (loss)	$147,000	$(187,000)

	December 31, 2011	June 30, 2012

Total assets	$9,498,000	$8,610,000

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

Limited Partners of Central Energy, LP – continued

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

Regional’s revenues for the three months and six months ended June 30, 2011 and 2012 were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2012		June 30, 2011		June 30, 2012
	Revenue	%	Revenue	%	Revenue	%	Revenue	%

Hauling	$1,040	61%	$852	65%	$2,126	61%	$1,689	65%
Storage	493	29%	358	27%	987	28%	681	26%
Terminal	174	10%	99	8%	366	11%	240	9%
Other	7	0%	-	0%	7	0%	-	0%
Total	$1,714	100%	$1,309	100%	$3,486	100%	$2,610	100%

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

The ownership of the Partnership and General Partner changed on November 17, 2010, and since that date the General Partner’s new management has been focused on regaining and maintaining compliance with the Partnership’s securities and tax reporting obligations. The Partnership’s Annual Report on Form 10-K for the years ended December 31, 2010 and 2011 and Quarterly Reports on Form 10-Q for the fiscal year ended December 31, 2011 and the three months ended March 31, 2012 were filed timely and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is being filed timely. As a result, the Partnership is considered “current” with respect to its reporting obligations under the Securities Exchange Act of 1934, as amended (Exchange Act), and will able to utilize Regulation S and Forms S-3 and S-8 for the future sale and registration of its securities, and Unitholders will be able to sell Common Units in compliance with Rule 144.

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

Results of Operations

The consolidated results of operations from continuing operations during the three months and the six months ended June 30, 2011 and 2012, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Three Months Ended June 30, 2011 and 2012 (all amounts in thousands)

							Change Three Months Ended
	Three Months Ended			Three Months Ended			June 30, 2012 versus
	June 30, 2012			June 30, 2011			June 30, 2011
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$1,309	$-	$1,309	$1,714	$-	$1,714	$(405)	$-	$(405)
Costs Of Goods Sold	1,301	-	1,301	1,130	-	1,130	171	-	171
Gross Profit	8	-	8	584	-	584	(576)	-	(576)
Selling, General and Administrative Expenses	257	181	438	432	799	1,231	(175)	(618)	(793)
Operating Income (Loss)	(249)	(181)	(430)	151	(799)	(648)	(400)	618	218
Interest Expense, net	(46)	-	(46)	(61)	-	(61)	15	-	15
Gain On Sale Of Tractors	201	-	201	-	-	-	201	-	201
Income (Loss) From Continuing Operations Before Taxes	(94)	(181)	(275)	90	(799)	(710)	(184)	618	434
Provision (Benefit) For Income Taxes	-	-	-	(121)	-	(121)	121	-	121
Income (Loss)	$(94)	$(181)	$(275)	$210	$(799)	$(589)	$(304)	$618	$314

Revenues. Regional’s revenues for the three months ended June 30, 2012 were $1.3 million compared to $1.7 million for the three months ended June 30, 2011, a decrease of $0.4 million (30.9%). The decrease was principally due to decreased storage and terminal services revenues resulting from the termination of a customer contract for one tank and related services during the three months ended June 30, 2012 compared with the three months ended June 30, 2011, an out of service tank for the three months ended June 30, 2012 in connection with the Asphalt Loss which did not impact revenues during the three months ended June 30, 2011 and the reduction of transportation revenues due to a reduction in available drivers during the three months ended June 30, 2012 and reduced special transportation revenues which occurred during the three months ended June 30, 2011 and did not occur during the three months ended June 30, 2012.

Cost of Goods Sold. Regional’s cost of goods sold for the three months ended June 30, 2012 were $0.2 million higher than the cost of goods sold for the three months ended June 30, 2011. The cost of goods sold during the three months ended June 30, 2012 included additional costs associated with the Asphalt Loss and maintenance of terminal assets over the three months ended June 30, 2011. Costs of good sold related to reductions in storage and terminal services described above did not decrease as the storage and terminal business has mostly fixed costs to operate. The expected reduction in cost of goods sold corresponding to the reduced hauling revenues during the three months ended June 30, 2012 compared with June 30, 2011 was partially offset by increased prices paid for fuel and increased maintenance costs for the transportation fleet which were incurred during the three months ended June 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for Regional during the three months ended June 30, 2012 were $0.3 million compared to $0.4 million for the three months ended June 30, 2011, an decrease of $0.2 million. The decrease was the result of lower allocations of costs from Central and decreased professional fees in connection during the three months ended June 30, 2012 compared with the three months ended June 30, 2011. The decrease in SG&A expenses for Central of $0.6 million during the three months ended June 30, 2012 compared with the same period one year earlier was principally due to the reduction of allocations to Regional, partially offset by decreased professional fees during the three months ended June 30, 2012 as a result of Central’s constraints in cash flows to engage professional services and the non-recurring nature of the higher compliance costs incurred in connection with regaining compliance with the financial reporting and tax filings for the fiscal years 2008 through 2010 which took place during the three months ended June 30, 2011.

Six Months Ended June 30, 2011 and 2012 (all amounts in thousands)

							Change Six Months Ended
	Six Months Ended			Six Months Ended			June 30, 2012 versus
	June 30, 2012			June 30, 2011			June 30, 2011
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$2,610	$-	$2,610	$3,486	$-	$3,486	$(876)	$-	$(876)
Costs Of Goods Sold	2,572	-	2,572	2,343	-	2,343	229	-	229
Gross Profit	38	-	38	1,143	-	1,143	(1,105)	-	(1,105)
Selling, General and Adminstrative Expenses	545	384	929	1,246	710	1,956	(701)	(326)	(1,027)
Operating Income (Loss)	(507)	(384)	(891)	(103)	(710)	(813)	(404)	326	(78)
Interest Expense, net	(88)	-	(88)	(116)	-	(116)	28	-	28
Gain On Sale Of Tractors	256	-	256	-	-	-	256	-	256
Income (Loss) From Continuing Operations Before Taxes	(339)	(384)	(723)	(219)	(710)	(929)	(120)	326	206
Provision (Benefit) For Income Taxes	-	-	-	(93)	-	(93)	93	-	93
Income (Loss)	$(339)	$(384)	$(723)	$(126)	$(710)	$(836)	$(213)	$326	$113

Revenues. Regional’s revenues for the six months ended June 30, 2012 were $2.6 million compared to $3.5 million for the six months ended June 30, 2011, a decrease of $0.9 million (33.5%). The decrease was principally due to decreased storage and terminal services revenues resulting from the termination of a customer contract for the leasing of one tank and related services which occurred in January 2012, the termination of another customer contract for leasing of another tank in January 2012 which was not re-leased until March 2012 and the impact of the Asphalt Loss whereby another tank was out of service during the period April 2012 through June 2012. All three of these tank lease contracts were in full effect during the six months ended June 30, 2011. In addition to the decline in contracted lease rentals and terminal services revenues, revenues were also lower during the six months ended June 30, 2012 as a result of the reduction of transportation services due to a reduction in available drivers during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and reduced special transportation revenues which occurred during the six months ended June 30, 2011 and did not occur during the six months ended June 30, 2012.

Cost of Goods Sold. Regional’s cost of goods sold for the six months ended June 30, 2012 were $0.2 million higher than the cost of goods sold for the six months ended June 30, 2011. The cost of goods sold during the six months ended June 30, 2012 included additional costs associated with the Asphalt Loss and maintenance of terminal assets over the six months ended June 30, 2011. Costs of good sold related to reductions in storage and terminal services described above did not decrease as the storage and terminal business has mostly fixed costs to operate. The expected reduction in cost of goods sold corresponding to the reduced hauling revenues during the six months ended June 30, 2012 compared with June 30, 2011 was partially offset by increased prices paid for fuel and increased maintenance costs for the transportation fleet which were incurred during the six months ended June 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for Regional during the six months ended June 30, 2012 were $0.5 million compared to $1.2 million for the six months ended June 30, 2011, an decrease of $0.7 million. The decrease was the result of lower allocations of costs from Central and decreased professional fees during the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The decrease in SG&A expenses for Central of $0.3 million during the six months ended June 30, 2012 compared with the same period one year earlier was principally due to the reduction of allocations to Regional, partially offset by decreased professional fees during the six months ended June 30, 2012 as a result of Central’s constraints in cash flows to engage professional services and the non-recurring nature of the higher compliance costs incurred in connection with regaining compliance with the financial reporting and tax filings for the fiscal years 2008 through 2010 which took place during the six months ended June 30, 2011.

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

Currently the Partnership and the General Partner have exhausted their available cash reserves, and Regional relies solely on its cash flow from operations to fund payments required on the RZB Note, its tax obligations and the required maintenance of its facilities. Currently, Regional’s operating cash flows have been reduced as a result of the Asphalt Loss and the loss of storage tank and terminal services customer. Regional currently does not generate sufficient operating cash to meet ongoing month debt service obligations. The use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is restricted as a result of the debt covenants associated with the RZB Note, and the agreement to subordinate the payment of all intercompany receivables and loans to the RZB Note. Currently, there is no cash available for distribution to the Unitholders of the Partnership. At June 30, 2012, Central had unpaid third-party obligations totaling $6,000,000 and contingent liabilities, including accrued and unpaid taxes by Regional and estimated penalties related to the late filing of the Schedules K-1 for the tax years 2008 and 2009, of $1,279,000. The Partnership also had intercompany obligations to the General Partner for cash advances of $1,063,000 and Regional had intercompany obligations to the Partnership of $5,106,000.

Central is currently exploring several options to obtain additional working capital, including a refinancing of the RZB Loan in an amount which would provide additional working capital sufficient to cover the ongoing overhead expenses of the Partnership and the General Partner (including unpaid salaries, expense reimbursements and professional fees) for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. Regional is working towards putting the Storage Tank back into service, identifying additional customers to lease its currently idle tank facilities and to expand transportation revenues in order to increase cash flow from operations. RZB has agreed to consider allowing Regional to use the remaining proceeds from the Sold Tractors to fund working capital, including cash shortfalls in monthly debt service obligations to RZB and for repairs and/or improvements to its barge, rail and/or tank facilities, although there is no assurance that RZB will allow Regional to do so. The amount of remaining proceeds are limited and will not be adequate to meet Regional’s expected working capital shortfalls. Management also continues to seek acquisition opportunities for Central to expand its assets and generate additional cash from operations. Until such time as additional cash reserves are obtained by the Partnership, its ability to pursue additional acquisition transactions will be adversely impacted. Despite significant effort, Central has thus far been unsuccessful in refinancing the RZB Loan and/or completing an acquisition transaction. There can be no assurance that the Partnership will be able to refinance the RZB Loan, receive any of the remaining proceeds from the Sold Tractors from RZB for working capital, complete an accretive acquisition or otherwise find additional sources of working capital. Should the Partnership fail to obtain the needed working capital in the near future, it will be forced to take alternative action, such as the sale of assets or liquidation.

Due to the Partnership’s and the General Partner’s lack of liquidity, effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining the funds needed to conduct its operations. During the period January 1, 2012 through May 31, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since June 2011. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since June 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization. Management intends to resume compensation to the executive officers and satisfy outstanding expense reimbursements to the executive officers and/or their affiliates upon completion of the recapitalization.

Management believes that the future completion of any acquisition will require the use of then available Central resources, third-party debt and/or proceeds from the issuance of new securities by the Partnership, or a combination thereof. Management does not expect that it will complete an acquisition before the last quarter of 2012. There is no assurance that management will be successful in completing an acquisition. If an acquisition is completed, management expects that the terms of any related financing will contain some form of restriction on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

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

Estimated Taxes

During the year ended December 31, 2011 and the six months ended June 30, 2012, Regional accrued estimated taxes owed for the period in the amount of $157,000 and $157,000, respectively. To date, Regional has not made any estimated tax payments in connection with the 2011 tax year. As a result, Regional is subject to penalties for such period. At the present time, Regional does not have the cash necessary to make such tax payments and, in the event Regional does not generate sufficient cash to make such payment, it intends to obtain an IRS installment agreement for the payment of such taxes.

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

Debt Obligations

RZB Loan Agreement

On July 26, 2007, the Partnership borrowed $5,000,000 (RZB Loan) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (RZB), the proceeds of which were used in connection with the acquisition of Regional. Through several amendments to the RZB Loan, Regional became the borrower under the RZB Loan and the associated promissory note (RZB Note), and all of Regional’s assets, as well as the outstanding capital stock of Regional, are pledged as collateral for the RZB Loan. RZB has the right to foreclose on the assets of Regional in order to recover amounts owing under the RZB Note. The interest rate is variable and approximated 5.8% for the quarter ended June 30, 2012.

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

Under the terms of the Seventh Amendment, Regional was required to provide audited financial statements of Regional for the year ended December 31, 2009 by September 30, 2010 and subsequent annual audited financial statements of Regional within 90 days after the end of each subsequent annual year end. In addition, the Seventh Amendment included additional restrictive covenants related to change in control, change in management and distributions of cash. Per the loan agreement with RZB, Regional is also required to provide certified monthly financial statements to RZB. Regional’s failure to provide the required financial statements as prescribed is an event of default and RZB may, by written notice to Regional, declare the RZB Note immediately due and payable. Regional did not provide the audited financial statements for the years ended December 31, 2009 and 2010 to RZB until April 22, 2011. At December 31, 2011 and June 30, 2012, Regional was in compliance with its obligations under the RZB Note.

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

Restricted Cash

In connection with Regional’s Vehicle Lease Service Agreement (see below), Regional sold twenty seven of its owned tractors (Sold Tractors) for total proceeds of $507,000. RZB held a priority lien on the Sold Tractors. Under the terms of the RZB Loan, the net proceeds from the Sold Tractors were deposited into a restricted account controlled by RZB and are to be used to prepay the RZB Loan unless RZB at its sole discretion permitted such proceeds to be re-invested into Regional’s business. As of June 30, 2012, RZB has allowed Regional to utilize $274,000 of the proceeds for working capital requirements, including shortfalls from operations to meet ongoing debt service obligations. Regional expects to use the remaining proceeds from the sale of the Sold Tractors to make up for cash shortfalls in monthly debt service obligations, make upgrades and repairs to its storage, barge and rail facilities and/or for working capital.

Advances from General Partner

During the three months ended June 30, 2012, the General Partner made cash advances to the Partnership of $10,000 for the purpose of funding working capital pursuant to the terms of an intercompany demand promissory note entered into between the Partnership and the General Partner effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2012 is 1.2% per annum and such rate is adjusted monthly by the IRS under IRB 625. At June 30, 2012, the balance of advances made by the General Partner to the Partnership, including accrued and unpaid interest, was $1,063,000.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (Central Promissory Note) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at June 30, 2012 is $3,733,000. The payment of this amount is subordinated to the payment of the RZB Note by Regional.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. At June 30, 2012, the cash advances made by the Partnership to Regional under the intercompany demand note totaled $1,208,000. and bear interest at the rate of 10% annually from January 1, 2011. At June 30, 2012, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,374,000, which includes interest at the rate of 10% per annum assessed since January 1, 2011. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the RZB Note.

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

Unpaid Compensation and Reimbursements

Effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing its operations to obtain the funds needed by Central to conduct its operations. During the period January 1, 2012 through May 31, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since June 2011. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since June 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization.

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

On March 19, 2012, one of the storage tanks (Storage Tank) leased under the Amended Asphalt Agreement was discovered to have a leak. Regional immediately notified the customer and a course of action to accommodate the expected temporary reduction in the customer’s available storage was implemented. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. Regional has notified its insurance providers of the incident. Regional has recently completed the clean out and examination of the Storage Tank. Regional is currently evaluating its options to repair the Storage Tank. Regional believes that the costs to clean and repair the Storage Tank (Asphalt Loss) are covered through Regional’s insurance policies, for which Regional is responsible for deductible amounts of up to $100,000. Regional’s insurance providers have not yet determined whether the incident falls within insurance coverage limits. At June 30, 2012, Regional has recorded a loss of $189,000 in connection with the Asphalt Loss. Regional will record additional expenses if the actual costs incurred in connection with the Asphalt Loss exceed the amounts recorded after consideration of amounts of the Asphalt Loss that are reimbursed by Regional’s insurance providers, if any. Regional estimates that the earliest that the Storage Tank will be back in service is September 1, 2012. Under the provisions of Regional’s insurance policies, Regional may be entitled to recover certain amounts related to lost revenues which are attributable to an insurable loss.

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

The term of the Lease Agreement is for 7 years. The New Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

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

In connection with the delivery of the New Tractors, Regional sold its remaining owned tractor fleet, except for several owned tractor units which were retained to be used for terminal site logistics.

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

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the three months ended June 30, 2011 and 2012, Regional recorded allocable expenses of $214,000 and $68,000, respectively.

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

Realization of Assets

The unaudited consolidated balance sheet of Central has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. Central had a loss from operations for the year ended December 31, 2011 and the six months ended June 30, 2012, and has a deficit in working capital of $3,847,000 at June 30, 2012. The RZB Note and the accrued and unpaid estimated income taxes owed by Regional totaled approximately $2,307,000 at June 30, 2012. The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by the Partnership. In addition, the Partnership is liable for the federal and state late filing penalties related to the Partnership’s failure to deliver timely Schedules K-1 for the 2008 Tax Year and the 2009 Tax Year to its Unitholders of up to $3,464,000. Central is also responsible for contingencies associated with the TransMontaigne dispute (see above).

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, Central is unable to obtain additional financing collateralized by those assets. Until such time as the Storage Tank is placed back into service and the only remaining available storage tank at June 30, 2012 is leased, Regional does not expect to have sufficient working capital from operations to cover ongoing monthly debt service obligations on the RZB Note, and therefore, the amount which can be provided to Central, if any, to fund general overhead is limited. Should Central need additional capital in excess of cash generated from operations to make the RZB Note payments, for payment of the contingent liabilities, for expansion, repair of the Storage Tank, capital improvements to existing assets, for working capital or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, Central and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the ability of Central to (1) pay the estimated income tax liabilities owed by Regional as they become due, (2) resolve favorably the exposure for late tax filing penalties for the tax years ended December 31, 2008 and 2009 and non-delivery of Schedules K-1, (3) satisfactorily resolving the TransMontaigne dispute (4) satisfactorily completing the repairs associated with the Asphalt Loss, (5) continue to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, (6) receive additional advances from the General Partner or distributions from Regional resulting from a refinancing of the RZB Note and (7) continue to receive consent from RZB to utilize remaining proceeds from the Sold Tractors towards working capital. At the present time, neither the General Partner nor Regional has the financial ability to make such advances, pending the successful conclusion of discussions to obtain a new loan secured by the Regional assets and pay-off the RZB Loan. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt and to continue in existence.

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

Internal Control Over Financial Reporting

Since mid-2009, our General Partners’ accounting department has consisted of only the chief financial officer, an assistant to the chief financial officer and Regional’s accountant. Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2012. The lack of sufficient personnel, combined with the financial difficulties encountered by Central in 2008, 2009, and 2010 up to the time of the sale of newly issued Common Units to Central Energy, LP, and the inability to complete an acquisition since then resulting in the depletion of cash reserves was and continues to be the major reason that Central was unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information and now continues to be an ongoing risk of maintaining compliance in the near future.

In 2011 and the first six months of 2012, the General Partner’s new management continued to work with only the chief financial officer and an assistant to the chief financial officer (until July 2011) while it sought to identify an acquisition opportunity that might include an accounting function to bolster the General Partner and Regional’s accounting capabilities. This has not occurred. As a result, the lack of sufficient personnel continues to be an issue with respect to establishing the desired internal control over financial reporting and accounting. The General Partner does not expect to be able to take the steps necessary to improve its internal control over financial reporting during 2012 given its current financial condition absent the acquisition of a company with the necessary accounting functions and personnel to resolve its dilemma. During June 2012, Regional’s accountant was required to take a medical leave of absence. Regional has hired a temporary controller, who will remain until Regional’s accountant returns. During the three months ended June 30, 2012, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Despite the lack of accounting personnel, the management of the General Partner believes Central’s unaudited consolidated financial statements included in this Quarterly Report fairly present in all material respects its financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note H – Commitments and Contingencies to the unaudited consolidated financial statements included in this report for a more detailed discussion of current contingencies.

Item 1A. Risk Factors

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” regarding the risks associated with Central’s inability to obtain additional working capital.

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

File No. 000-50394).

3.5	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.6	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement, dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.7	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC, dated October 2, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 6, 2006, SEC File No. 000-50394).

3.8	First Amendment to the Amended and Restated Limited Liability Company Agreement of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.9	Amendment to Certificate of Formation of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.10	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.11	Amendment to Certificate of Limited Partnership of Rio Vista Energy Partners, L.P. dated December 28, 2010 (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.12	Second Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC, dated April 12, 2011. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

3.13	Second Amended and Restated Agreement of Limited partnership of Central Energy Partners LP, dated April 12, 2011. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

3.14	Amendment to Second Amended and Restated Agreement of Limited Partnership of the Partnership dated March 28, 2012. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

4.1	Registration Rights Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P. and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on September 2, 2009, SEC File No. 000-50394.)

4.2	Registration Rights Agreement dated as of August 1, 2011 by and among Central Energy Partners, LP and the limited partners of Central Energy, LP. (Incorporated by reference to Central’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and filed on August 15, 2011, SEC File No. 000-50394.)

4.3	Specimen Unit Certificate for Common Units. (Incorporated by reference to Central’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed on May 15, 2012, SEC File No. 000-50394.)

10.75	Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

10.76	Seventh Amendment dated as of May 21, 2010 between RZB Finance LLC and Regional Enterprises Inc. (Incorporated by reference to Central’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

10.77	Third Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, effective July 21, 2010 and dated August 9, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on August 13, 2010, SEC File No. 000-50394.)

10.78	Fourth Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, dated November 17, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.79	Conditional Acceptance of Settlement Offer and Release dated as of November 17, 2010, by and among each of Ian T. Bothwell, Bruce I. Raben, Ricardo Rodriquez, Murray J. Feiwell, Nicholas J. Singer and Douglas L. manner, on the one hand, and Rio Vista Energy partners L.P. on the other. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.80	Mutual Release dated as of November 17, 2010 by and among Penn Octane Corporation, Rio Vista Energy Partners, L.P. and Rio Vista GP, LLC. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.81	Release dated as of November 17, 2010 by Rio Vista Energy Partners, L.P., Rio Vista GP, LLC and Central Energy, LP, and the persons identified on Schedule I attached thereto. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.82	Termination Agreement dated as of November 17, 2010 among Penn Octane Corporation, Rio Vista GP, LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Central’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.83	Employment Agreement between Rio Vista GP, LLC and Imad K. Anbouba dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.84	Employment Agreement between Rio Vista GP, LLC and Carter R. Montgomery dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.85	Installment Agreement dated November 17, 2010 by and between Regional Enterprises, Inc. and the Internal Revenue Service. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.86	Reimbursement Agreement effective November 17, 2010, by and between Central Energy GP LLC and AirNow Industrial Compressions Systems, LTD. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.87	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.88	Employment Agreement of Donald P. Matthews dated November 22, 2011. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 28, 2011, SEC File No. 000-50394.)

10.89	Form of Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.90	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.91	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

10.92	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

10.93	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

15*	Accountant’s Acknowledgement.

16.1	Letter regarding Change of Certifying Accountant (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 18, 2011 and the Current Report on Form 8_K/A filed on October 26, 2011, SEC File No. 000-50394).

31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

August 14, 2012		By:	/s/ Imad K. Anbouba
Imad K. Anbouba
Chief Executive Officer and President

August 14, 2012		By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Executive Vice-President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

