Form 10-Q
period 2012-09-30
CENTRAL ENERGY PARTNERS LP
filed 2012-11-14
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

The number of common units outstanding on November 14, 2012 was 15,866,482.

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

Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC,

General Partner of Central Energy Partners LP

We have reviewed the consolidated balance sheet of Central Energy Partners LP and Subsidiaries (Central) as of September 30, 2012, the consolidated statement of operations for the three months and nine months ended September 30, 2012 and the consolidated statements of cash flow and partners’ capital (deficit) for the nine months ended September 30, 2012. These interim consolidated financial statements are the responsibility of Central’s management.

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

As indicated in Note M and portions of Note E to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about Central’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note M and Note E. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to continue in existence.

/s/ MONGOMERY COSCIA GREILICH, LLP

Plano, Texas
November 14, 2012

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

		September 30,
	December 31,	2012
	2011	(Unaudited)
Current Assets
Cash	$101,000	$8,000
Restricted cash	-	2,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2011 and 2012)	558,000	470,000
Deferred tax assets	36,000	36,000
Prepaid expenses and other current assets	755,000	218,000
Total current assets	1,450,000	734,000
Property, plant and equipment – net	3,920,000	3,467,000
Other assets	-	129,000
Goodwill	3,941,000	3,941,000
Total assets	$9,311,000	$8,271,000

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

	December 31, 2011	September 30, 2012 (Unaudited)
Current Liabilities
Current maturities of long-term debt	$1,000,000	$1,970,000
Due to General Partner	1,035,000	-
Accounts payable	1,452,000	1,547,000
Taxes payable	193,000	189,000
Accrued liabilities	1,711,000	2,280,000
Total current liabilities	5,391,000	5,986,000

Long-term debt obligations	1,610,000	-
Due to General Partner	-	1,066,000
Deferred income taxes	1,389,000	1,389,000

Commitments and contingencies	-	-

Partners’ capital (deficit)
Common units	903,000	(166,000)
General Partner’s equity	18,000	(4,000)
Total partners’ capital (deficit)	921,000	(170,000)
Total liabilities and partners’ capital (deficit)	$9,311,000	$8,271,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2011	Three Months ended September 30, 2012	Nine months ended September 30, 2011	Nine months ended September 30, 2012
Revenues	$1,811,000	$1,466,000	$5,296,000	$4,077,000
Cost of goods sold	1,275,000	1,294,000	3,618,000	3,866,000
Gross profit	536,000	172,000	1,678,000	211,000
Selling, general and administrative expenses and other
Legal and professional fees	332,000	141,000	1,381,000	339,000
Salaries and payroll related expenses	232,000	180,000	692,000	609,000
Other	152,000	139,000	600,000	442,000
	716,000	460,000	2,673,000	1,390,000
Operating (loss) from continuing operations	(180,000)	(288,000)	(995,000)	(1,179,000)
Other income (expense)
Gain on sale of tractors	-	-	-	256,000
Interest expense, net	(56,000)	(49,000)	(170,000)	(136,000)
Loss from continuing operations before taxes	(236,000)	(337,000)	(1,165,000)	(1,059,000)
Benefit (provision) for income taxes	(10,000)	(32,000)	83,000	(32,000)
Net (loss)	$(246,000)	$(369,000)	$(1,082,000)	$(1,091,000)

Net (loss) allocable to the partners	$(246,000)	$(369,000)	$(1,082,000)	$(1,091,000)
Less General Partner’s interest in net (loss)	(5,000)	(7,000)	(22,000)	(22,000)
Net (loss) allocable to the common units	$(241,000)	$(362,000)	$(1,060,000)	$(1,069,000)

Net (loss) per common unit	$(0.02)	$(0.02)	$(0.07)	$(0.07)

Weighted average common units outstanding	15,866,482	15,866,482	15,866,482	15,866,482

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

(Unaudited)

	Common Units		General	Total Partners’
	Units	Amount	Partner	Capital (Deficit)

Balance as of December 31, 2011	15,866,482	$903,000	$18,000	$921,000

Net (loss)	-	(1,069,000)	(22,000)	(1,091,000)

Balance as of September 30, 2012	15,866,482	$(166,000)	$(4,000)	$(170,000)

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30, 2011	Nine months Ended September 30, 2012
Cash flows from operating activities:
Net (loss)	$(1,082,000)	$(1,091,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	490,000	431,000
Gain on sale of tractors	-	(256,000)
Gain on settlement	(6,000)	-
Changes in current assets and liabilities:
Trade accounts receivable	(38,000)	88,000
Prepaid and other current assets	477,000	537,000
Other non-current assets	-	(129,000)
Trade accounts payable	(215,000)	95,000
Due to General Partner	859,000	31,000
Accrued liabilities and other	38,000	569,000
Deferred income taxes	(151,000)	-
Taxes payable	(125,000)	(4,000)
Net cash (used in) provided by operating activities	247,000	271,000

Cash flows from investing activities:
Capital expenditures	(100,000)	(229,000)
Proceeds from sale of tractors	-	507,000
Net cash (used in) provided by investing activities	(100,000)	278,000

Cash flows from financing activities:
Increase in restricted cash	-	(2,000)
Payment of debt	(550,000)	(640,000)
Net cash used in financing activities	(550,000)	(642,000)
Net (decrease) in cash	(403,000)	(93,000)
Cash at beginning of period	571,000	101,000
Cash at end of period	$168,000	$8,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$138,000	$84,000
Taxes	$205,000	$36,000

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – ORGANIZATION – Continued

The unaudited consolidated balance sheet as of September 30, 2012, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2011 and 2012, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2011 and 2012 and the unaudited consolidated statement of partners’ capital (deficit) for the nine months ended September 30, 2012, have been prepared by Central without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of September 30, 2012, the unaudited consolidated results of operations for the three months and nine months ended September 30, 2011 and 2012, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2011 and 2012 and the unaudited consolidated statement of partners’ capital (deficit) for the nine months ended September 30, 2012.

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

In 2008, the Partnership made distributions of $1,308,000 to Unitholders and $27,000 to the General Partner for the quarters ended March 31 and June 30, 2008. The Partnership did not make any distributions since August 18, 2008 for the quarter ended June 30, 2008. The amount of the distributions paid through the June 2008 quarterly distribution represented the minimum quarterly distributions required to be made by the Partnership pursuant to the Partnership Agreement through that date.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL – Continued

Distributions of Available Cash - Continued

In December 2010, the General Partner and more than a majority in interest of the limited partners holding Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that the Partnership was no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions prior to the quarter beginning October 1, 2011 and Unitholders would only be entitled to minimum quarterly distributions arising from the quarter beginning October 1, 2011 and thereafter. This amendment was incorporated into the Partnership Agreement in April 2011.

Based on Central’s current cash flow constraints and the likelihood of a restriction on distributions by the Partnership as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Unitholders holding more than a majority in interest of the Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of “Common Unit Arrearages” or “Cumulative Common Unit Arrearages” from the quarter beginning October 1, 2011 until an undetermined future quarter established by the Board of Directors of the General Partner. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions until such time as the Board of Directors of the General Partner reinstates the obligation to make minimum quarterly distributions, and Unitholders would only be entitled to minimum quarterly distributions arising from that time which is established and thereafter.

At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries. In addition to eliminating the obligation to make payments of minimum quarterly distributions until a quarter established by the Board of Directors of the General Partner, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and any additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with an acquisition by the Partnership since the financing of an acquisition is likely to involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C – INCOME (Loss) Per Common UNIT - Continued

	For the three months ended September 30, 2011
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(241,000)
Basic EPS
Net (loss) available to the Common Units	(241,000)	15,866,482	$(0.02)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the three months ended September 30, 2012
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(362,000)
Basic EPS
Net (loss) available to the Common Units	(362,000)	15,866,482	$(0.02)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the nine months ended September 30, 2011
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(1,060,000)
Basic EPS
Net (loss) available to the Common Units	(1,060,000)	15,866,482	$(0.07)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the nine months ended September 30, 2012
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(1,069,000)
Basic EPS
Net (loss) available to the Common Units	(1,069,000)	15,866,482	$(0.07)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2011	September 30, 2012

Land	$512,000	$512,000
Terminal and improvements	4,356,000	4,589,000
Automotive equipment	2,697,000	1,341,000
	7,565,000	6,442,000
Less: accumulated depreciation and amortization	(3,645,000)	(2,975,000)
	$3,920,000	$3,467,000

Depreciation expense of property, plant and equipment totaled $161,000 and $134,000 for the three months ended September 30 2011 and 2012 and $490,000 and $431,000 for the nine months ended September 30, 2011 and 2012, respectively.

Sale of Regional’s Owned Tractor Fleet

On February 17, 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note H), Regional sold six of its owned tractors for proceeds of $97,000 of which $90,000 was used to fund the deposit required pursuant to the aforementioned agreement and the remainder was used for working capital.

During May 2012 and June 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note H), Regional sold twenty-one of its owned tractors for total proceeds of $410,000. As of September 30, 2012, $408,000 of the proceeds were used to meet ongoing debt service obligations (see Note E). The remaining balance of the proceeds at September 30, 2012 totaling approximately $2,000 was held in a restricted cash account with RZB (see below).

In connection with the sale of the tractor fleet, a gain of $256,000 was recorded during the nine months ended September 30, 2012.

As a result of the aforementioned sale of Regional’s owned tractors, Regional’s truck fleet currently consists of twenty leased tractors and five owned tractors.

NOTE E — DEBT OBLIGATIONS

	December 31, 2011	September 30, 2012
Long-term debt obligations were as follows:
RZB Note	$2,610,000	$1,970,000
	2,610,000	1,970,000
Less current portion	1,000,000	1,970,000
	$1,610,000	$-

RZB Note

On July 26, 2007, the Partnership borrowed $5,000,000 (RZB Loan) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (RZB), the proceeds of which were used in connection with the acquisition of Regional. Through several amendments to the RZB Loan, Regional became the borrower under the RZB Loan and the associated promissory note (RZB Note), and all of Regional’s assets, as well as the outstanding capital stock of Regional, are pledged as collateral for the RZB Loan. RZB has the right to foreclose on the assets of Regional in order to recover amounts owing under the RZB Loan. The interest rate is variable and approximated 5.8% for the quarter ended September 30, 2012.

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

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (Eighth Amendment) in connection with the RZB Note. Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Central upon consummation of the Securities Purchase and Sale Agreement and makes it an event of default under the RZB Note if (i) Central Energy, LP or Central Energy, LLC, the sole general partner of Central Energy, LP, ceases to own or control, directly or indirectly, at least 51% of the limited liability company interests of the General Partner, (ii) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interests of Central Energy, LLC or (iii) Central Energy, LLC ceases to be the sole general partner of Central Energy, LP and it also removed the provision that the RZB Note was required to be repaid in full upon any change in control of the general partner of Central.

Upon an event of default, including failure to make required payments under the RZB Note or Regional’s failure to provide the required financial statements as prescribed, RZB at its sole discretion may, by written notice to Regional, declare the RZB Note immediately due and payable and take all actions prescribed under the RZB Loan and the related security documents, as amended, including a foreclosure on the assets and common stock of Regional which are held as collateral for the Loan. As a result of an Event of Default, interest accrues at the Default Rate (as defined in the RZB Loan), and is payable on demand.

RZB Events of Default

Regional did not provide the audited financial statements for the years ended December 31, 2009 and 2010 to RZB until April 22, 2011. At December 31, 2011 and through August 31, 2012, Regional was in compliance with its obligations under the RZB Note.

On September 14, 2012, Regional received a “Response and Notice of Default and Reservation of Rights” (September 14 Default Notice) from RZB in connection with the RZB Loan. The September 14 Default Notice was the result of Regional’s failure to pay the August 2012 interest of $10,619.65 due and payable on September 4, 2012.

On October 4, 2012, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (October 4 Demand Notice) from RZB in connection with the RZB Loan. The October 4 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $90,000 due and payable on October 1, 2012 and the continued default with respect to the non-payment of the interest payment as set forth in the September 14 Default Notice. The October 4 Demand Notice declares all Obligations (as defined in the RZB Loan) immediately due and payable and demands immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The October 4 Demand Notice also (1) contemplates the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007, and (2) demands immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2007.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E — DEBT OBLIGATIONS – Continued

RZB Events of Default – Continued

On October 19, 2012, Regional paid the outstanding interest due for August 2012 and September 2012 of $19,102.22. At September 30, 2012, the amount of principal owing under the RZB Note is $1,970,000. As a result of the September 14 Default Notice and the October 4 Demand Notice, as of September 30, 2012, the RZB Note is immediately due and payable and therefore all amounts owing under the RZB Note have been classified as current obligations. The parties are currently in discussions regarding steps to be taken to cure the default under the RZB Note.

Restricted Cash

In connection with Regional’s Vehicle Lease Service Agreement (see Note H), Regional sold twenty-seven of its owned tractors (Sold Tractors) for total proceeds of $507,000. RZB held a priority lien on the Sold Tractors. Under the terms of the RZB Loan, the net proceeds from the Sold Tractors were deposited into a restricted account controlled by RZB and are to be used to prepay the RZB Loan unless RZB at its sole discretion permitted such proceeds to be re-invested into Regional’s business. As of September 30, 2012, RZB has allowed Regional to utilize $505,000 of the proceeds for working capital requirements, including shortfalls from operations to meet ongoing debt service obligations.

NOTE F – UNIT-BASED PAYMENT

Central utilizes unit-based awards as a form of compensation for employees, officers, managers and consultants of the General Partner. During the quarter ended September 30, 2006, Central adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Central did not record unit-based payment expense for employees and non-employees for the three months and nine months ended September 30, 2011 and 2012, under the fair-value provisions of ASC 718.

NOTE G – UNIT OPTIONS

Options

The Partnership has no employees and is managed by its General Partner. Central applies ASC 718 for options granted to employees and managers of the General Partner and ASC 505 for options issued to acquire goods and services from non-employees.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G – UNIT OPTIONS – Continued

Equity Incentive Plan

On March 9, 2005, the Board of Directors of the General Partner approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of the Partnership or the General Partner or any affiliate of Central or the General Partner. The 2005 Plan provides that each outside director of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 Common Units, in an equal amount as determined by the Board of Directors. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan remains available for the grant of awards until March 9, 2015, or such earlier date as the Board of Directors of the General Partner may determine. The 2005 Plan is administered by the Compensation Committee of the Board of Directors of the General Partner. In addition, the Board of Directors may exercise any authority of the Compensation Committee under the 2005 Plan. Under the terms of the Partnership Agreement and applicable rules of the NASDAQ National Market, no approval of the 2005 Plan by the Unitholders of the Partnership was required. At September 30, 2012, there were not any outstanding options to acquire Common Units. As of September 30, 2012, approximately 623,000 Common Units remain available for issuance under the 2005 Plan.

NOTE H - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional. Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. The citation arose from allegations that Regional had failed to evaluate properly the provision and use of employer-supplied equipment.  During September 2012, the Court dismissed the citations after a bench trial.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. There were four citations involved in the case referenced above.  One of the citations arose from the Commissioner's allegations that Regional had exposed this employee to levels of hydrogen sulfide gas in excess of the levels permitted by applicable regulations.  Another citation arose from the Commissioner's allegations that Regional had not provided respiratory protection equipment needed to protect this employee from hazards in the workplace.  The other two citations arose from the Commissioner's allegations that Regional had not evaluated the need for respiratory equipment in this work environment and had not evaluated the need to create a confined-space permit entry system for the employee's work in taking a sample of turpentine from the top of the railcar. During September 2012, the Court dismissed the first two citations after a bench trial.  The Court has called for briefing on the other two citations.  Regional is cautiously optimistic that, after briefing, the Court will dismiss the other two citations as well.

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

Agreements – Continued

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

On March 19, 2012, one of the storage tanks (Storage Tank) leased under the Amended Asphalt Agreement was discovered to have a leak. Regional immediately notified the customer and a course of action to accommodate the expected temporary reduction in the customer’s available storage was implemented. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. Regional has notified its insurance providers of the incident. Regional has recently completed the clean out and examination of the Storage Tank. Regional believes that a portion and/or all of the costs to clean and repair the Storage Tank (Asphalt Loss) are covered through Regional’s insurance policies, for which Regional is responsible for deductible amounts of up to $100,000. During October 2012, one of the insurance providers which Regional submitted a claim notified Regional that the incident did not fall within insurance coverage limits. Regional is still awaiting a determination from the other insurance carrier for which a claim was submitted. At September 30, 2012, Regional has recorded a loss of $238,000 in connection with the Asphalt Loss, including the estimated amounts to repair the Storage Tank. Due to limitations of operating cash flow, Regional estimates that the earliest that the Storage Tank will be back in service is December 1, 2012.

Fuel Oil Agreement

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (Fuel Oil Agreement). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. The agreement renews automatically for successive one-year terms unless terminated upon 365 days advance written notice by either party. Pursuant to the agreement, as amended, Regional agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the Terminal Agreement was again amended whereby Regional was only required to provide one storage tank through May 2009 and one storage tank through November 30, 2011. The use of the storage tank can be renewed by the customer for an additional two years by providing nine months prior notice to Regional. The customer has renewed the contract, which extends its term through November 30, 2013. In addition, under the newly amended Terminal Agreement, the customer pays an annual tank rental amount of approximately $308,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

Agreements - Continued

No. 4 Oil Agreement

On January 7, 2009, Regional entered into a No. 4 Oil Terminal Agreement with a customer with an effective date of January 7, 2009 and an expiration date of January 6, 2012. The No. 4 Oil Terminal Agreement provided for the pricing, terms, and conditions under which Regional would provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 4 Oil or vacuum gas oil. Pursuant to the agreement, Regional agreed to provide one storage tank (Tank 120), certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer paid an annual tank rental amount of approximately $330,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew the contract. Tank 120 has not yet been leased to a new customer.

VGO Agreement

On May 1, 2009, Regional entered into a Vacume Gas Oil Terminal Agreement (VGO Terminal Agreement) with a customer with an effective date of May 1, 2009, as amended June 2, 2009, and June 10, 2009. The VGO Terminal Agreement expired January 6, 2012. The VGO Terminal Agreement provided for the customer to pay an annual tank rental amount of approximately $288,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew this contract. This tank was leased to a new customer beginning March 1, 2012 (see below).

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

No. 6 Oil Agreements

On March 1, 2012, Regional entered into a Services Agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 oil. Pursuant to the agreement, Regional agrees to provide one storage tank (capacity of approximately 1.2 million gallons), certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $360,000, plus loading and unloading fees. As part of the lease, Regional insulated the tank and made other modifications to the tank and barge line.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H — COMMITMENTS AND CONTINGENCIES – Continued

Unpaid Compensation and Reimbursements

Effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing its operations to obtain the funds needed by Central to conduct its operations. During the period January 1, 2012 through May 31, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since June 2011 through May 2012. During June 2012, the Chief Financial Officer began receiving a portion of his ongoing monthly expenses. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since June 2011 through May 2012 for the overhead costs associated with offices maintained on the premises of each affiliated organization. During June 2012, Rover Technologies LLC began receiving a portion of its overhead costs which are to be reimbursed.

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

NOTE I – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

For the fiscal quarter ended September 30, 2012, General Chemical Corporation, SGR Energy LLC and Suffolk Sales accounted for approximately 21%, 17% and 14% of Regional’s revenues, respectively, and approximately 26%, 6% and 19% of Regional’s accounts receivable, respectively. No other individual customer accounted for more than 10% of Regional's revenues and accounts receivables. Norfalco, Inc. accounted for 7% of Regional's revenues and 6% of Regional's accounts receivables. MeadWestvaco Specialty Chemicals, Inc., accounted for 5% of Regional's revenues and 10% of Regional's accounts receivables. PVS Chloralkali accounted for 6% of Regional's revenues and 14% of Regional's accounts receivables.

Concentrations of Credit Risk

The balance sheet items that potentially subject Central to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Central maintains cash balances in different financial institutions. Balances in accounts other than “Noninterest-Bearing Transaction Accounts” are insured up to Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per institution. Noninterest-Bearing Transaction Accounts have unlimited FDIC insurance coverage through December 31, 2012. At September 30, 2012, Central did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with Regional’s accounts receivable are mitigated by Regional’s ongoing credit evaluations of its customers.

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

Estimated Taxes

At December 31, 2011 and September 30, 2012, Regional had accrued estimated income taxes in the amount of $157,000 and $189,000, respectively, in connection with estimated federal and state income taxes owing for the period January 1, 2011 through December 31, 2011 (2011 Tax Year). To date, Regional has not made any tax payments in connection with the 2011 Tax Year. As a result, Regional is subject to penalties for such period. At the present time, Regional does not have the cash necessary to make such tax payments and it intends to obtain installment agreements with the IRS and the state taxing authority to provide for the payment of such taxes.

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

(UNAUDITED)

NOTE J — INCOME TAXES - Continued

Tax Liabilities - Continued

Late Filings and Delivery of Schedules K-1 to Unitholders - continued

The Partnership also failed to deliver timely the appropriate Schedules K-1 to Unitholders associated with the 2008 Tax Year and the 2009 Tax Year. The Partnership delivered the delinquent Schedules K-1 for such tax periods to Unitholders on June 23, 2011. On August 4, 2011, it also distributed Schedules K-1 for the 2010 Tax Year. The Partnership timely filed automatic extensions for the filing of its federal and state tax returns for the 2011 Tax Year and filed timely the federal tax return and delivered the Schedules K-1 for the 2011 Tax Year to its Unitholders by the required due date of September 17, 2012. The Partnership has also timely filed all state tax returns that were required to be filed through the date of this report.

The Code provides for penalties to be assessed against pass-through entities, such as the Partnership, in connection with the late filing of federal partnership tax returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership tax returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns where “reasonable cause” resulted in such late filings. In August, 2011, the IRS notified the Partnership that its calculation of penalties for the 2008 Tax Year and the 2009 Tax Year total approximately $2.5 million. The Partnership estimates that the maximum tax penalty exposure is $940,000 for all state penalties. The State of California notified the Partnership in February 2012 that its calculation of penalties owing to California for the 2008 Tax Year and the 2009 Tax Year total approximately $137,000. During August 2012, the State of California agreed to waive the $137,000 of penalties previously assessed. The Partnership has accrued a total of $1,122,000 through September 30, 2012 as its estimate of the penalty exposure related to its failure to file timely its federal and state tax returns for the tax years 2008 and 2009.

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

Since filing the delinquent 2008 and 2009 state partnership tax returns, the Partnership has also (i) submitted a request for abatement of penalties based on reasonable cause and/or (ii) applied for participation into first offender programs which provide relief of the penalties to those states which impose significant penalties for late filing of state returns. There can be no assurance that the Partnership will receive abatement of all penalties or be accepted for participation in first offender programs and, if accepted, can continue to comply with the requirements of such programs. At the present time, Central does not have the financial resources to pay the penalties that may be assessed by any state tax authority.

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

Regional accounts for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Central maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the quarters ended September 30, 2011 and 2012, Regional had no environmental contingencies requiring specific disclosure or the recording of a liability.

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

Advances from General Partner

During the three months ended September 30, 2012, the General Partner made cash advances to the Partnership of $2,000 for the purpose of funding working capital pursuant to the terms of an intercompany demand promissory note entered into between the Partnership and the General Partner effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2012 is 1.2% per annum and such rate is adjusted monthly by the IRS under IRB 625. At September 30, 2012, the balance of advances made by the General Partner to the Partnership, including accrued and unpaid interest was $1,066,000.

On September 14, 2012, a Super-Majority of the Members, as defined in the Second Amended and Restated Limited Liability Company Agreement of the General Partner, dated April 12, 2011, as amended (Agreement), approved the issuance and sale by the General Partner of 12,000 additional Membership Interests of the General Partner (Additional Interests) at a purchase price of $50.00 per unit, pursuant to Sections 3.2(a) and 6.13(a) of the Agreement (GP Sale). The Additional Interests were purchased by all the existing members of the General Partner, except 144 units offered to one existing member (Unsubscribed Units), in accordance with their pro rata ownership of the General Partner. In accordance with the Agreement, the General Partner will offer the Unsubscribed Units to those members whom participated in the GP Sale.

The proceeds from the GP Sale, totaling $600,000 are intended to be primarily used by the General Partner to fund working capital requirements of the Partnership, including the payment of certain outstanding obligations and to fund minimal future general and administrative expenses of the Partnership for the upcoming 3 to 6 months. All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan. Any advances made by the General Partner to the Partnership from proceeds of the GP Sale will also be advanced pursuant to the terms of the intercompany demand promissory note described above.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE L — RELATED PARTY TRANSACTIONS – Continued

Intercompany Loans and Receivables - Regional

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007, Regional issued to the Partnership a promissory note in the amount of $2,500,000 (Central Promissory Note) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at September 30, 2012 is $3,796,000. The payment of this amount is subordinated to the payment of the RZB Note by Regional.

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. At September 30, 2012, the cash advances made by the Partnership to Regional under the intercompany demand note totaled $1,245,000. The note bears interest at the rate of 10% annually from January 1, 2011. At September 30, 2012, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,441,000, which includes interest at the rate of 10% per annum assessed since January 1, 2011. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the RZB Note.

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

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the three months ended September 30, 2011 and 2012, Regional recorded allocable expenses of $174,000 and $36,000, respectively. For the nine months ended September 30, 2011 and 2012, Regional recorded allocable expenses of $531,000 and $224,000, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE M — REALIZATION OF ASSETS

The unaudited consolidated balance sheet of Central has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. Central had a loss from operations for the year ended December 31, 2011 and the nine months ended September 30, 2012, and has a deficit in working capital of $5,252,000 at September 30, 2012. Pursuant to the October 4 Demand Notice, RZB has declared the RZB Note immediately due and payable and demands immediate payment in full. RZB is also contemplating the initiation of foreclosure proceedings in respect of the property owned by Regional and demanding immediate payment of all rents due upon the property. Currently, the amounts owing under the RZB Note total approximately $1,970,000. Regional’s unpaid income taxes for the 2011 Tax Year totaled approximately $189,000 at September 30, 2012. The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by the Partnership. In addition, the Partnership is liable for the federal and state late filing penalties related to the Partnership’s failure to deliver timely Schedules K-1 for the 2008 Tax Year and the 2009 Tax Year to its Unitholders of up to $3,464,000. Central is also responsible for contingencies associated with the TransMontaigne dispute (see Note H – Commitments and Contingencies – TransMontaigne Dispute).

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, Central is unable to obtain additional financing collateralized by those assets. Until such time as the Storage Tank is placed back into service and Tank 120 is leased, Regional does not expect to have sufficient working capital from operations to cover the ongoing monthly debt service obligations on the RZB Note, and therefore, the amount which can be provided to Central, if any, to fund general overhead is not expected to be available. In addition, if there is a successful restructuring of the RZB Note resulting from the October 4 Demand Notice, the terms are likely to restrict any future advances to the Partnership until the RZB Note is paid. Regional is seeking to refinance the RZB Note but there is no assurance that it will be successful. Although the General Partner has recently secured funds which are intended to be advanced to the Partnership, the General Partner is not obligated to advance funds to the Partnership and the amount of these funds are only sufficient to cover minimal overhead for the limited period of time. Should Central need additional capital in excess of the cash generated from operations to make the RZB Note payments, for payment of taxes, for payment of the contingent liabilities, for expansion, repair of the Storage Tank, capital improvements to existing assets, for working capital or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, Central and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the ability of Central to (1) continue to defer any potential foreclosure of assets in connection with the October 4 Demand Notice and successfully negotiate a restructuring of the RZB Note to reflect payment terms consistent with Regional’s current operating cash flow, (2) pay the income tax liabilities owed by Regional for the 2011 Tax Year or enter into installment payment agreements, (3) resolve favorably the exposure for late tax filing penalties for the tax years ended December 31, 2008 and 2009 and non-delivery of Schedules K-1, (4) satisfactorily resolve the TransMontaigne dispute, (5) satisfactorily complete the repairs associated with the Asphalt Loss, (6) continue to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, (7) receive additional advances from the General Partner from proceeds recently received by the General Partner in connection with the GP Sale as well as future additional advances, if necessary, and (8) receive additional distributions from Regional as a result of a refinancing of the RZB Note on terms that provide a more favorable repayment schedule.

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt, obtain adequate funding to maintain operations and to continue in existence.

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

NOTE P - SEGMENT INFORMATION

Central reports segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. Central had only one operating segment (transportation and terminaling business of Regional) during the three months ended September 30, 2011 and 2012. The following are amounts related to the transportation and terminaling business included in the accompanying consolidated financial statements for the three months ended September 30, 2011 and 2012 and at December 31, 2011 and September 30, 2012:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012

Revenue from external customers	$1,810,000	$1,466,000
Interest expense	$119,000	$143,000
Depreciation and amortization	$161,000	$134,000
Income tax (expense)	$(10,000)	$(32,000)
Net income (loss)	$30,000	$(271,000)

	December 31, 2011	September 30, 2012

Total assets	$9,825,000	$8,253,000

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

Limited Partners of Central Energy, LP

Effective as of August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the terms of the Sale. On May 26, 2011, Central Energy, LP distributed the 17,724,019 Common Units issued in connection with the Sale to its limited partners pursuant to the terms of the Central Energy, LP limited partnership agreement. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. The limited partners of Central Energy, LP are referred to herein as the “Purchasers.”

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

Current Assets and Operations

Regional

On July 27, 2007, Central acquired the business of Regional. The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region. Regional also operates a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots. Certain customers for whom Regional provides storage services also use its transportation services, which serve the mid-Atlantic region of the United States. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

Regional’s revenues for the three months and nine months ended September 30, 2011 and 2012 were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended				Nine months Ended
	September 30, 2011		September 30, 2012		September 30, 2011		September 30, 2012
	Revenue	%	Revenue	%	Revenue	%	Revenue	%

Hauling	$1,010	56%	$981	67%	$3,138	60%	$2,618	64%
Storage	457	25%	336	23%	1,443	27%	1,017	25%
Terminal	343	19%	149	10%	708	13%	442	11%
Other	1	0%	-	0%	7	0%	-	0%
Total	$1,811	100%	$1,466	100%	$5,296	100%	$4,077	100%

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

The ownership of the Partnership and General Partner changed on November 17, 2010, and since that date the General Partner’s new management has been focused on regaining and maintaining compliance with the Partnership’s securities and tax reporting obligations. The Partnership’s Annual Report on Form 10-K for the years ended December 31, 2010 and 2011 and Quarterly Reports on Form 10-Q for the fiscal year ended December 31, 2011 and the three months ended March 31, 2012 and June 30, 2012 were filed timely and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is being filed timely. As a result, the Partnership is considered “current” with respect to its reporting obligations under the Securities Exchange Act of 1934, as amended (Exchange Act), and will able to utilize Regulation S and Forms S-3 and S-8 for the future sale and registration of its securities, and Unitholders will be able to sell Common Units in compliance with Rule 144.

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

Results of Operations

The consolidated results of operations from continuing operations during the three months and the nine months ended September 30, 2011 and 2012, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Three Months Ended September 30, 2011 and 2012 (all amounts in thousands)

							Change Three Months Ended
	Three Months Ended			Three Months Ended			September 30, 2012 versus
	September 30, 2012			September 30, 2011			September 30, 2011
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$1,466	$-	$1,466	$1,810	$-	$1,810	$(344)	$-	$(344)
Costs Of Goods Sold	1,294	-	1,294	1,275	-	1,275	19	-	19
Gross Profit	172	-	172	535	-	535	(363)	-	(363)
Selling, General and Administrative Expenses	268	192	460	377	340	717	(109)	(149)	(258)
Operating Income (Loss)	(96)	(192)	(288)	158	(340)	(182)	(254)	149	(105)
Interest Expense, net	(49)	-	(49)	(55)	-	(55)	6	-	6
Gain On Sale Of Tractors	-	-	-	-	-	-	-	-	-
Income (Loss) From Continuing Operations Before Taxes	(145)	(192)	(337)	103	(340)	(237)	(248)	149	(99)
Provision (Benefit) For Income Taxes	32	-	32	10	-	10	22	-	23
Net Income (Loss)	$(177)	$(192)	$(369)	$93	$(340)	$(247)	$(271)	$149	$(122)

Revenues. Regional’s revenues for the three months ended September 30, 2012 were $1.5 million compared to $1.8 million for the three months ended September 30, 2011, a decrease of $0.3 million (19.0%). The decrease was principally due to decreased storage and terminal services revenues resulting from the termination of a customer contract for one tank and related services during the three months ended September 30, 2012 compared with the three months ended September 30, 2011, an out of service tank for the three months ended September 30, 2012 in connection with the Asphalt Loss which did not impact revenues during the three months ended September 30, 2011 and the reduction of transportation revenues due to a reduction in available drivers during the three months ended September 30, 2012 and reduced special transportation revenues which occurred during the three months ended September 30, 2011 and did not occur during the three months ended September 30, 2012.

Cost of Goods Sold. Regional’s cost of goods sold for the three months ended September 30, 2012 were substantially the same as the cost of goods sold for the three months ended September 30, 2011. The cost of goods sold during the three months ended September 30, 2012 included additional costs associated with the Asphalt Loss and maintenance of terminal assets over the three months ended September 30, 2011. Costs of goods sold related to storage and terminal services did not decrease despite the decrease in revenues described above as the storage and terminal business has mostly fixed costs to operate. The expected reduction in cost of goods sold corresponding to the reduced hauling revenues during the three months ended September 30, 2012 compared with September 30, 2011 was not fully realized as a result of increased prices paid for fuel and the fixed cost portion of the newly entered Penske Truck Lease which were incurred during the three months ended September 30, 2012 compared with the same period one year earlier.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for Regional during the three months ended September 30, 2012 were $0.3 million compared to $0.4 million for the three months ended September 30, 2011, a decrease of $0.1 million (29.0%). The decrease was the result of lower allocations of costs from Central and decreased professional fees in connection with compliance during the three months ended September 30, 2012 compared with the three months ended September 30, 2011.

The decrease in SG&A expenses for Central of $0.2 million during the three months ended September 30, 2012 compared with the same period one year earlier was principally due to decreased professional fees during the three months ended September 30, 2012 as a result of Central’s constraints in cash flows thereby limiting the ability to engage professional services and the overall reduction of compliance services during the three months September 30, 2012 which involved financial reporting compliance for fiscal year 2012 and tax compliance for fiscal year 2011 compared with the three months ended September 30, 2011 which included financial reporting and tax compliance costs for the fiscal years 2008 through 2010, partially offset by the resulting reduction of cost allocations to Regional.

Nine months Ended September 30, 2011 and 2012 (all amounts in thousands)

							Change Nine Months Ended
	Nine Months Ended			Nine Months Ended			September 30, 2012 versus
	September 30, 2012			September 30, 2011			September 30, 2011
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$4,077	$-	$4,077	$5,296	$-	$5,296	$(1,219)	$-	$(1,219)
Costs Of Goods Sold	3,866	-	3,866	3,618	-	3,618	248	-	248
Gross Profit	211	-	211	1,678	-	1,678	(1,467)	-	(1,467)
Selling, General and Administrative Expenses	813	575	1,388	1,623	1,050	2,673	(810)	(475)	(1,285)
Operating Income (Loss)	(602)	(575)	(1,178)	55	(1,050)	(995)	(657)	475	(182)
Interest Expense, net	(136)	-	(136)	(171)	-	(171)	35	-	35
Gain On Sale Of Tractors	256	-	256	-	-	-	256	-	256
Income (Loss) From Continuing Operations Before Taxes	(482)	(575)	(1,057)	(116)	(1,050)	(1,166)	(366)	475	109
Provision (Benefit) For Income Taxes	32	-	32	(83)	-	(83)	115	-	115
Net Income (Loss)	$(514)	$(575)	$(1,089)	$(33)	$(1,050)	$(1,083)	$(481)	$475	$(9)

Revenues. Regional’s revenues for the nine months ended September 30, 2012 were $4.1 million compared to $5.3 million for the nine months ended September 30, 2011, a decrease of $1.2 million (23.0%). The decrease was principally due to decreased storage and terminal services revenues resulting from the termination of a customer contract for the leasing of one tank and related services which occurred in January 2012, the termination of another customer contract for leasing of another tank in January 2012 which was not re-leased until March 2012 and the impact of the Asphalt Loss whereby another tank was out of service during the period April 2012 through September 2012. All three of these tank lease contracts were in full effect during the nine months ended September 30, 2011. In addition to the decline in storage and terminal services revenues, revenues were also lower during the nine months ended September 30, 2012 as a result of the reduction of transportation services due to a reduction in available drivers during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 and reduced special transportation revenues which occurred during the nine months ended September 30, 2011 and did not occur during the nine months ended September 30, 2012.

Cost of Goods Sold. Regional’s cost of goods sold for the nine months ended September 30, 2012 were $0.2 million higher than the cost of goods sold for the nine months ended September 30, 2011. The cost of goods sold during the nine months ended September 30, 2012 included additional costs associated with the Asphalt Loss and maintenance of terminal assets over the nine months ended September 30, 2011. Costs of goods sold related to storage and terminal services did not decrease despite the decrease in revenues described above as the storage and terminal business has mostly fixed costs to operate. The expected reduction in cost of goods sold corresponding to the reduced hauling revenues during the nine months ended September 30, 2012 compared with September 30, 2011 was not fully realized as a result of increased prices paid for fuel, increased costs for maintenance of the transportation fleet from January 2012 through May 2012 and the fixed cost portion of the newly entered Penske Truck Lease beginning June 2012 through Sept 2012 compared with the same period one year earlier.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for Regional during the nine months ended September 30, 2012 were $0.8 million compared to $1.6 million for the nine months ended September 30, 2011, a decrease of $0.8 million (50.0%). The decrease was the result of lower allocations of costs from Central and decreased professional fees in connection with compliance during the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. In addition, during the nine months ended September 30, 2012, Regional was allocated $0.4 million of costs from Central related to a revision in an estimate for a prior period.

The decrease in SG&A expenses for Central of $0.5 million during the nine months ended September 30, 2012 compared with the same period one year earlier was principally due to decreased professional fees during the nine months ended September 30, 2012 as a result of Central’s constraints in cash flows thereby limiting the ability to engage professional services and the overall reduction of compliance services during the nine months September 30, 2012 which involved financial reporting compliance for fiscal year 2012 and tax compliance for fiscal year 2011 compared with the nine months ended September 30, 2011 which included financial reporting and tax compliance costs for the fiscal years 2008 through 2010, partially offset by the resulting reduction of cost allocations to Regional, which had included an additional allocation amount of $0.4 million to Regional related to a revision in an estimate for a prior period.

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

As of September 30, 2012, the Partnership and the General Partner had exhausted their available cash reserves. On September 14, 2012, a Super-Majority of the Members, as defined in the Second Amended and Restated Limited Liability Company Agreement of the General Partner, dated April 12, 2011, as amended (Agreement), approved the issuance and sale by the General Partner of 12,000 additional Membership Interests of the General Partner (Additional Interests) at a purchase price of $50.00 per unit, pursuant to Sections 3.2(a) and 6.13(a) of the Agreement (GP Sale). The Additional Interests were purchased by all the existing members of the General Partner, except 144 units offered to one existing member (Unsubscribed Units), in accordance with their pro rata ownership of the General Partner. In accordance with the Agreement, the General Partner will offer the Unsubscribed Units to those members whom participated in the GP Sale.

The proceeds from the GP Sale, totaling $600,000 are intended to be primarily used by the General Partner to fund working capital requirements of the Partnership, including the payment of certain outstanding obligations and to fund minimal future general and administrative expenses of the Partnership for the upcoming 3 to 6 months. All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan. Any advances made by the General Partner to the Partnership from proceeds of the GP Sale will also be advanced pursuant to the terms of the intercompany demand promissory note between the parties.

On September 14, 2012, Regional received a “Response and Notice of Default and Reservation of Rights” (September 14 Default Notice) from RZB in connection with the RZB Loan. The September 14 Default Notice was the result of Regional’s failure to pay the August 2012 interest of $10,619.65 due and payable on September 4, 2012.

On October 4, 2012, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (October 4 Demand Notice) from RZB in connection with the RZB Loan. The October 4 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $90,000 due and payable on October 1, 2012 and the continued default with respect to the non-payment of the interest payment as set forth in the September 14 Default Notice. The October 4 Demand Notice declares all Obligations (as defined in the RZB Loan) immediately due and payable and demands immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The October 4 Demand Notice also (1) contemplates the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007, and (2) demands immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2007.

On October 19, 2012, Regional paid the outstanding interest due for August 2012 and September 2012 of $19,102.22. At September 30, 2012, the amount of principal owing under the RZB Note is $1,970,000. As a result of the September 14 Default Notice and the October 4 Demand Notice, as of September 30, 2012, the RZB Note is immediately due and payable and therefore all amounts owing under the RZB Note have been classified as current obligations. The parties are currently in discussions regarding steps to be taken to cure the default under the RZB Note, including a possible restructuring of the RZB Loan. There can be no assurance that the default will be cured or that a restructuring will be completed and that RZB will not proceed with foreclosure proceedings.

Regional relies solely on its cash flow from operations to fund payments required on the RZB Note, its tax obligations and the required maintenance of its facilities. During 2012, Regional’s operating cash flows were reduced as a result of (1) the Asphalt Loss, which is not expected to be repaired until December 2012 at the earliest, and (2) the loss of a storage tank and terminal services customer for Tank 120. Until such time as the Storage Tank is placed back into service and Tank 120 is leased, Regional does not expect to have sufficient working capital from operations to cover the ongoing monthly debt service obligations as prescribed under the RZB Note, and therefore, the amount which can be provided to Central, if any, to fund general overhead is not expected to be available. In addition, if there is a successful restructuring of the RZB Note resulting from the October 4 Demand Notice, the terms are likely to restrict any future advances to the Partnership until the RZB Note is paid, including the continued agreement by Central to subordinate the payment of all intercompany receivables and loans to the RZB Note. Regional is seeking to refinance the RZB Note but there is no assurance that it will be successful.

Currently, there is no cash available for distribution to the Unitholders of the Partnership. At September 30, 2012, Central had unpaid third-party obligations totaling $6,000,000 and contingent liabilities, including accrued and unpaid taxes by Regional and estimated penalties related to the late filing of the Schedules K-1 for the tax years 2008 and 2009, of $1,310,000. The Partnership also had intercompany obligations to the General Partner for cash advances of $1,066,000 and Regional had intercompany obligations to the Partnership of $5,237,000.

Central is currently exploring several options to obtain additional working capital, including a refinancing of the RZB Loan in an amount which would provide additional working capital sufficient to cover the ongoing overhead expenses of the Partnership and the General Partner (including unpaid salaries, expense reimbursements and professional fees) for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. Regional is working towards putting the Storage Tank back into service, successfully leasing Tank 120 and to expand transportation revenues in order to increase cash flow from operations. Management also continues to seek acquisition opportunities for Central to expand its assets and generate additional cash from operations. The additional cash reserves recently raised by the General Partner are intended to fund Partnership operations, which will allow the Partnership to pursue additional acquisition transactions for a limited period of time, provided none of the obligations described above are accelerated and/or projected operations are less than anticipated. Despite significant effort, Central has thus far been unsuccessful in refinancing the RZB Loan and/or completing an acquisition transaction. There can be no assurance that the Partnership will be able to refinance the RZB Loan, complete an accretive acquisition or otherwise find additional sources of working capital. Should the Partnership fail to obtain the needed working capital as required in the near future, it will be forced to take alternative action, such as the sale of assets or liquidation.

Due to the Partnership’s and the General Partner’s lack of liquidity, effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining the funds needed to conduct its operations. During the period January 1, 2012 through May 31, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since June 2011 through May 2012. During June 2012, the Chief Financial Officer began receiving a portion of his ongoing monthly expenses. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since June 2011 through May 2012 for the overhead costs associated with offices maintained on the premises of each affiliated organization. During June 2012, Rover Technologies LLC began receiving a portion of its overhead costs which are to be reimbursed. Management intends to resume compensation to the executive officers and satisfy outstanding expense reimbursements to the executive officers and/or their affiliates upon completion of a recapitalization.

Management believes that the future completion of any acquisition will require the use of then available Central resources, third-party debt and/or proceeds from the issuance of new securities by the Partnership, or a combination thereof. Management does not expect that it will complete an acquisition before the first quarter of 2013. There is no assurance that management will be successful in completing an acquisition. If an acquisition is completed, management expects that the terms of any related financing will contain some form of restriction on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on Central’s current cash flow constraints and the likelihood of a restriction on distributions by the Partnership as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the quarter beginning October 1, 2011 until an undetermined future quarter to be established by the Board of Directors of the General Partner. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions until such time as the Board of Directors of the General Partner reinstates the obligation to make minimum quarterly distributions, and Unitholders would only be entitled to minimum quarterly distributions from that time which is established and thereafter.

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

Estimated Taxes

At December 31, 2011 and September 30, 2012, Regional had accrued estimated income taxes in the amount of $157,000 and $189,000, respectively, in connection with estimated federal and state income taxes owing for the period January 1, 2011 through December 31, 2011 (2011 Tax Year). To date, Regional has not made any tax payments in connection with the 2011 Tax Year. As a result, Regional is subject to penalties for such period. At the present time, Regional does not have the cash necessary to make such tax payments and it intends to obtain installment agreements with the IRS and the state taxing authority to provide for the payment of such taxes.

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

The Partnership also failed to deliver timely the appropriate Schedules K-1 to Unitholders associated with the 2008 Tax Year and the 2009 Tax Year. The Partnership delivered the delinquent Schedules K-1 for such tax periods to Unitholders on June 23, 2011. On August 4, 2011, it also distributed Schedules K-1 for the 2010 Tax Year. The Partnership timely filed automatic extensions for the filing of its federal and state tax returns for the 2011 Tax Year and filed timely the federal tax return and delivered the Schedules K-1 for the 2011 Tax Year to its Unitholders by the required due date of September 17, 2012. The Partnership has also timely filed all state tax returns that were required to be filed through the date of this report.

The Code provides for penalties to be assessed against pass-through entities, such as the Partnership, in connection with the late filing of federal partnership tax returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership tax returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns where “reasonable cause” resulted in such late filings. In August, 2011, the IRS notified the Partnership that its calculation of penalties for the 2008 Tax Year and the 2009 Tax Year total approximately $2.5 million. The Partnership estimates that the maximum tax penalty exposure is $940,000 for all state penalties. The State of California notified the Partnership in February 2012 that its calculation of penalties owing to California for the 2008 Tax Year and the 2009 Tax Year total approximately $137,000. During August 2012, the State of California agreed to waive the $137,000 of penalties previously assessed. The Partnership has accrued a total of $1,122,000 through September 30, 2012 as its estimate of the penalty exposure related to its failure to file timely its federal and state tax returns for the tax years 2008 and 2009.

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

Since filing the delinquent 2008 and 2009 state partnership tax returns, the Partnership has also (i) submitted a request for abatement of penalties based on reasonable cause and/or (ii) applied for participation into first offender programs which provide relief of the penalties to those states which impose significant penalties for late filing of state returns. There can be no assurance that the Partnership will receive abatement of all penalties or be accepted for participation in first offender programs and, if accepted, can continue to comply with the requirements of such programs. At the present time, Central does not have the financial resources to pay the penalties that may be assessed by any state tax authority.

Disputes

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional. Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. The citation arose from allegations that Regional had failed to evaluate properly the provision and use of employer-supplied equipment.  During September 2012, the Court dismissed the citations after a bench trial.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. There were four citations involved in the case referenced above.  One of the citations arose from the Commissioner's allegations that Regional had exposed this employee to levels of hydrogen sulfide gas in excess of the levels permitted by applicable regulations.  Another citation arose from the Commissioner's allegations that Regional had not provided respiratory protection equipment needed to protect this employee from hazards in the workplace.  The other two citations arose from the Commissioner's allegations that Regional had not evaluated the need for respiratory equipment in this work environment and had not evaluated the need to create a confined-space permit entry system for the employee's work in taking a sample of turpentine from the top of the railcar. During September 2012, the Court dismissed the first two citations after a bench trial.  The Court has called for briefing on the other two citations.  Regional is cautiously optimistic that, after briefing, the Court will dismiss the other two citations as well.

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

Debt Obligations

RZB Loan Agreement

On July 26, 2007, the Partnership borrowed $5,000,000 (RZB Loan) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (RZB), the proceeds of which were used in connection with the acquisition of Regional. Through several amendments to the RZB Loan, Regional became the borrower under the RZB Loan and the associated promissory note (RZB Note), and all of Regional’s assets, as well as the outstanding capital stock of Regional, are pledged as collateral for the RZB Loan. RZB has the right to foreclose on the assets of Regional in order to recover amounts owing under the RZB Loan. The interest rate is variable and approximated 5.8% for the quarter ended September 30, 2012.

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

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (Eighth Amendment) in connection with the RZB Note. Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of Central upon consummation of the Securities Purchase and Sale Agreement and makes it an event of default under the RZB Note if (i) Central Energy, LP or Central Energy, LLC, the sole general partner of Central Energy, LP, ceases to own or control, directly or indirectly, at least 51% of the limited liability company interests of the General Partner, (ii) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interests of Central Energy, LLC or (iii) Central Energy, LLC ceases to be the sole general partner of Central Energy, LP and it also removed the provision that the RZB Note was required to be repaid in full upon any change in control of the general partner of Central.

Upon an event of default, including failure to make required payments under the RZB Note or Regional’s failure to provide the required financial statements as prescribed, RZB at its sole discretion may, by written notice to Regional, declare the RZB Note immediately due and payable and take all actions prescribed under the RZB Loan and the related security documents, as amended, including a foreclosure on the assets and common stock of Regional which are held as collateral for the Loan. As a result of an Event of Default, interest accrues at the Default Rate (as defined in the RZB Loan), and is payable on demand.

RZB Events of Default

Regional did not provide the audited financial statements for the years ended December 31, 2009 and 2010 to RZB until April 22, 2011. At December 31, 2011 and through August 31, 2012, Regional was in compliance with its obligations under the RZB Note.

On September 14, 2012, Regional received a “Response and Notice of Default and Reservation of Rights” (September 14 Default Notice) from RZB in connection with the RZB Loan. The September 14 Default Notice was the result of Regional’s failure to pay the August 2012 interest of $10,619.65 due and payable on September 4, 2012.

On October 4, 2012, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (October 4 Demand Notice) from RZB in connection with the RZB Loan. The October 4 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $90,000 due and payable on October 1, 2012 and the continued default with respect to the non-payment of the interest payment as set forth in the September 14 Default Notice. The October 4 Demand Notice declares all Obligations (as defined in the RZB Loan) immediately due and payable and demands immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The October 4 Demand Notice also (1) contemplates the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007, and (2) demands immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2007.

On October 19, 2012, Regional paid the outstanding interest due for August 2012 and September 2012 of $19,102.22. At September 30, 2012, the amount of principal owing under the RZB Note is $1,970,000. As a result of the September 14 Default Notice and the October 4 Demand Notice, as of September 30, 2012, the RZB Note is immediately due and payable and therefore all amounts owing under the RZB Note have been classified as current obligations. The parties are currently in discussions regarding steps to be taken to cure the default under the RZB Note, including a possible restructuring of the RZB Note. There can be no assurance that the default will be cured or that a restructuring will be completed and that RZB will not proceed with foreclosure proceedings.

Restricted Cash

In connection with Regional’s Vehicle Lease Service Agreement (see Note H), Regional sold twenty seven of its owned tractors (Sold Tractors) for total proceeds of $507,000. RZB held a priority lien on the Sold Tractors. Under the terms of the RZB Loan, the net proceeds from the Sold Tractors were deposited into a restricted account controlled by RZB and are to be used to prepay the RZB Loan unless RZB at its sole discretion permitted such proceeds to be re-invested into Regional’s business. As of September 30, 2012, RZB has allowed Regional to utilize $505,000 of the proceeds to meet ongoing debt service obligations.

Advances from General Partner

During the three months ended September 30, 2012, the General Partner made cash advances to the Partnership of $2,000 for the purpose of funding working capital pursuant to the terms of an intercompany demand promissory note entered into between the Partnership and the General Partner effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2012 is 1.2% per annum and such rate is adjusted monthly by the IRS under IRB 625. At September 30, 2012, the balance of advances made by the General Partner to the Partnership, including accrued and unpaid interest was $1,066,000.

On September 14, 2012, a Super-Majority of the Members, as defined in the Second Amended and Restated Limited Liability Company Agreement of the General Partner, dated April 12, 2011, as amended (Agreement), approved the issuance and sale by the General Partner of 12,000 additional Membership Interests of the General Partner (Additional Interests) at a purchase price of $50.00 per unit, pursuant to Sections 3.2(a) and 6.13(a) of the Agreement (GP Sale). The Additional Interests were purchased by all the existing members of the General Partner, except 144 units offered to one existing member (Unsubscribed Units), in accordance with their pro rata ownership of the General Partner. In accordance with the Agreement, the General Partner will offer the Unsubscribed Units to those members whom participated in the GP Sale.

The proceeds from the GP Sale, totaling $600,000 are intended to be primarily used by the General Partner to fund working capital requirements of the Partnership, including the payment of certain outstanding obligations to fund minimal future general and administrative expenses of the Partnership for the upcoming 3 to 6 months. All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan. Any advances made by the General Partner to the Partnership from proceeds of the GP Sale will also be advanced pursuant to the terms of the intercompany demand promissory note described above.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (Central Promissory Note) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at September 30, 2012 is $3,796,000. The payment of this amount is subordinated to the payment of the RZB Note by Regional.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. At September 30, 2012, the cash advances made by the Partnership to Regional under the intercompany demand note totaled $1,241,000. The note bears interest at the rate of 10% annually from January 1, 2011. At September 30, 2012, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,441,000, which includes interest at the rate of 10% per annum assessed since January 1, 2011. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the RZB Note.

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

Unpaid Compensation and Reimbursements

Effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing its operations to obtain the funds needed by Central to conduct its operations. During the period January 1, 2012 through May 31, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since June 2011 through May 2012. During June 2012, the Chief Financial Officer began receiving a portion of his ongoing monthly expenses. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since June 2011 through May 2012 for the overhead costs associated with offices maintained on the premises of each affiliated organization. During June 2012, Rover Technologies LLC began receiving a portion of its overhead costs which are to be reimbursed.

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

On March 19, 2012, one of the storage tanks (Storage Tank) leased under the Amended Asphalt Agreement was discovered to have a leak. Regional immediately notified the customer and a course of action to accommodate the expected temporary reduction in the customer’s available storage was implemented. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. Regional has notified its insurance providers of the incident. Regional has recently completed the clean out and examination of the Storage Tank. Regional believes that a portion and/or all of the costs to clean and repair the Storage Tank (Asphalt Loss) are covered through Regional’s insurance policies, for which Regional is responsible for deductible amounts of up to $100,000. During October 2012, one of the insurance providers which Regional submitted a claim notified Regional that the incident did not fall within insurance coverage limits. Regional is still awaiting a determination from the other insurance carrier for which a claim was submitted. At September 30, 2012, Regional has recorded a loss of $238,000 in connection with the Asphalt Loss, including the estimated amounts to repair the Storage Tank. Due to limitations of operating cash flow, Regional estimates that the earliest that the Storage Tank will be back in service is December 1, 2012.

Fuel Oil Agreement

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (Fuel Oil Agreement). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. The agreement renews automatically for successive one-year terms unless terminated upon 365 days advance written notice by either party. Pursuant to the agreement, as amended, Regional agrees to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the Terminal Agreement was again amended whereby Regional was only required to provide one storage tank through May 2009 and one storage tank through November 30, 2011. The use of the storage tank can be renewed by the customer for an additional two years by providing nine months prior notice to Regional. The customer has renewed the contract, which extends its term through November 30, 2013. In addition, under the newly amended Terminal Agreement, the customer pays an annual tank rental amount of approximately $308,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation.

No. 4 Oil Agreement

On January 7, 2009, Regional entered into a Terminal Agreement with Noble Oil Services, Inc. with an effective date of January 7, 2009 and an expiration date of January 6, 2012. The Terminal Agreement provided for the pricing, terms, and conditions under which Regional would provide terminal facilities and services to the customer for the receipt, storage (Tank 120) and distribution of No. 4 Oil or vacuum gas oil. Pursuant to the agreement, the customer paid an annual tank rental amount of approximately $330,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew this contract. Tank 120 has not yet been leased to a new customer.

VGO Agreement

On May 1, 2009, Regional entered into a Terminal Agreement with Noble Oil Services, Inc. with an effective date of May 1, 2009, as amended June 2, 2009, and June 10, 2009. The VGO Terminal Agreement expired January 6, 2012. The VGO Terminal Agreement provided for the customer to pay an annual tank rental amount of approximately $288,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew this contract. This tank was leased to a new customer beginning March 1, 2012 (see below).

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

No. 6 Oil Agreements

On March 1, 2012, Regional entered into a Services Agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 oil. Pursuant to the agreement, Regional agrees to provide one storage tank (capacity of approximately 1.2 million gallons), certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $360,000, plus loading and unloading fees. As part of the lease, Regional insulated the tank and made other modifications to the tank and barge line.

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

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the three months ended September 30, 2011 and 2012, Regional recorded allocable expenses of $174,000 and $36,000, respectively. For the nine months ended September 30, 2011 and 2012, Regional recorded allocable expenses of $531,000 and $224,000, respectively.

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

Limited Partners of Central Energy, LP

Effective as of August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 Common Units of the Partnership. On May 26, 2011, Central Energy, LP distributed 17,724,019 Common Units to its limited partners pursuant to the terms of the Central Energy, LP partnership agreement. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. The limited partners of Central Energy, LP are referred to herein as the “Purchasers.”

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

Realization of Assets

The unaudited consolidated balance sheet of Central has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. Central had a loss from operations for the year ended December 31, 2011 and the nine months ended September 30, 2012, and has a deficit in working capital of $5,252,000 at September 30, 2012. Pursuant to the October 4 Demand Notice, RZB has declared the RZB Note immediately due and payable and demands immediate payment in full. RZB is also contemplating the initiation of foreclosure proceedings in respect of the property owned by Regional and demanding immediate payment of all rents due upon the property. Currently, the amounts owing under the RZB Note total approximately $1,970,000. Regional’s unpaid income taxes for the 2011 Tax Year totaled approximately $189,000 at September 30, 2012. The RZB Note is collateralized by all Regional assets and a pledge of the common stock of Regional to RZB by the Partnership. In addition, the Partnership is liable for the federal and state late filing penalties related to the Partnership’s failure to deliver timely Schedules K-1 for the 2008 Tax Year and the 2009 Tax Year to its Unitholders of up to $3,464,000. Central is also responsible for contingencies associated with the TransMontaigne dispute (see Note H – Commitments and Contingencies – TransMontaigne Dispute).

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the RZB Note, and therefore, Central is unable to obtain additional financing collateralized by those assets. Until such time as the Storage Tank is placed back into service and Tank 120 is leased, Regional does not expect to have sufficient working capital from operations to cover the ongoing monthly debt service obligations on the RZB Note, and therefore, the amount which can be provided to Central, if any, to fund general overhead is not expected to be available. In addition, if there is a successful restructuring of the RZB Note resulting from the October 4 Demand Notice, the terms are likely to restrict any future advances to the Partnership until the RZB Note is paid. Regional is seeking to refinance the RZB Note but there is no assurance that it will be successful. Although the General Partner has recently secured funds which are intended to be advanced to the Partnership, the General Partner is not obligated to advance funds to the Partnership and the amount of these funds are only sufficient to cover minimal overhead for the limited period of time. Should Central need additional capital in excess of the cash generated from operations to make the RZB Note payments, for payment of taxes, for payment of the contingent liabilities, for expansion, repair of the Storage Tank, capital improvements to existing assets, for working capital or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. If additional amounts cannot be raised and cash flow is inadequate, Central and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the ability of Central to (1) continue to defer any potential foreclosure of assets in connection with the October 4 Demand Notice and successfully negotiate a restructuring of the RZB Note to reflect payment terms consistent with Regional’s current operating cash flow, (2) pay the income tax liabilities owed by Regional for the 2011 Tax Year or enter into installment payment agreements, (3) resolve favorably the exposure for late tax filing penalties for the tax years ended December 31, 2008 and 2009 and non-delivery of Schedules K-1, (4) satisfactorily resolve the TransMontaigne dispute, (5) satisfactorily complete the repairs associated with the Asphalt Loss, (6) continue to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, (7) receive additional advances from the General Partner from proceeds recently received by the General Partner in connection with the GP Sale as well as future additional advances, if necessary, and (8) receive additional distributions from Regional as a result of a refinancing of the RZB Note on terms that provide a more favorable repayment schedule.

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to restructure such debt, obtain adequate funding to maintain operations and to continue in existence.

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

Based on its assessment and those criteria, management concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of September 30, 2012.

Internal Control Over Financial Reporting

Since mid-2009, our General Partners’ accounting department has consisted of only the chief financial officer, an assistant to the chief financial officer and Regional’s accountant. Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2012. The lack of sufficient personnel, combined with the financial difficulties encountered by Central in 2008, 2009, and 2010 up to the time of the sale of newly issued Common Units to Central Energy, LP, and the inability to complete an acquisition since then resulting in the depletion of cash reserves was and continues to be the major reason that Central was unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information and now continues to be an ongoing risk of maintaining compliance in the near future.

During 2011 and the first nine months of 2012, the General Partner’s new management continued to work with only the chief financial officer and an assistant to the chief financial officer (until July 2011) while it sought to identify an acquisition opportunity that might include an accounting function to bolster the General Partner and Regional’s accounting capabilities. This has not occurred. As a result, the lack of sufficient personnel continues to be an issue with respect to establishing the desired internal control over financial reporting and accounting. The General Partner does not expect to be able to take the steps necessary to improve its internal control over financial reporting during 2012 given its current financial condition absent the acquisition of a company with the necessary accounting functions and personnel to resolve its dilemma. During June 2012, Regional’s accountant was required to take a medical leave of absence until late August 2012. Regional hired a temporary controller, who remained until Regional’s accountant returned. During the three months ended September 30, 2012, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” regarding the risks associated with Central’s inability to obtain additional working capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

See Note E – Debt Obligations to the unaudited consolidated financial statements included in this report for material defaults with respect to the RZB Note.

Item 4. Mine Safety Disclosures

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

File No. 000-50394).

3.5	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.6	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement, dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.7	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC, dated October 2, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 6, 2006, SEC File No. 000-50394).

3.8	First Amendment to the Amended and Restated Limited Liability Company Agreement of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.9	Amendment to Certificate of Formation of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.10	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated December 28, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.11	Amendment to Certificate of Limited Partnership of Rio Vista Energy Partners, L.P. dated December 28, 2010 (Incorporated by reference to Central’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.12	Second Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC, dated April 12, 2011. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

3.13	Second Amended and Restated Agreement of Limited partnership of Central Energy Partners LP, dated April 12, 2011. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

3.14	Amendment to Second Amended and Restated Agreement of Limited Partnership of the Partnership dated March 28, 2012. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

4.1	Registration Rights Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P. and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on September 2, 2009, SEC File No. 000-50394.)

4.2	Registration Rights Agreement dated as of August 1, 2011 by and among Central Energy Partners, LP and the limited partners of Central Energy, LP. (Incorporated by reference to Central’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and filed on August 15, 2011, SEC File No. 000-50394.)

4.3	Specimen Unit Certificate for Common Units. (Incorporated by reference to Central’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed on May 15, 2012, SEC File No. 000-50394.)

10.75	Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Central’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

55

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

10.88	Employment Agreement of Donald P. Matthews dated November 22, 2011. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 28, 2011, SEC File No. 000-50394.)

10.89	Form of Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.90	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.91	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

10.92	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

10.93	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012. (Incorporated by reference to Central’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

10.94	Response and Notice of Default and Reservation of Rights dated September 14, 2012 from RB International Finance (USA) (“RBI”) in connection with the Loan Agreement dated as of July 26, 2007 (as amended, supplemented or otherwise modified from time to time) between Regional (as successor by assumption of obligations to the Registrant) and RBI. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on September 21, 2012, SEC File No. 000-50394.)

10.95	Notice of Default, Demand for Payment and Reservation of Rights dated October 4, 2012 from RB International Finance (USA) (“RBI”) in connection with the Loan Agreement dated as of July 26, 2007 (as amended, supplemented or otherwise modified from time to time) between Regional (as successor by assumption of obligations to the Registrant) and RBI. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

15*	Accountant’s Acknowledgement.

16.1	Letter regarding Change of Certifying Accountant (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 18, 2011 and the Current Report on Form 8_K/A filed on October 26, 2011, SEC File No. 000-50394).

31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

November 14, 2012		By:	/s/ Imad K. Anbouba
Imad K. Anbouba
Chief Executive Officer and President

November 14, 2012		By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Executive Vice-President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

