Form 10-K
period 2012-12-31
CENTRAL ENERGY PARTNERS LP
filed 2013-04-01
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number: 000-50394

Central Energy Partners LP

(Exact Name of Partnership as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0153267 (I.R.S. Employer Identification No.)

8150 N. Central Expressway, Suite 1525, Dallas, TX (Address of Principal Executive Offices)	75206 (Zip Code)

Partnership’s Telephone Number, Including Area Code: (214) 360-7480

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:       Common Units

Indicate by check mark if the Partnership is a well-known seasonal issuer as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the Partnership is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the Partnership has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Partnership was required to submit and post such files.) Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Partnership’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Partnership is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
☐	☐	☐	☒

Indicate by check mark whether the Partnership is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting units held by non-affiliates of the Partnership, based on the closing price for the Partnership’s voting units on the Pink OTC Markets Inc. on December 31, 2012 was $397,998.

The number of Common Units outstanding on March 4, 2013 was 15,866,482.

Documents incorporated by reference:          None.

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements	ii

Available Information	ii

Glossary of Terms	iii

Part I

1 and 2. Business and Properties	1

1A. Risk Factors	23

1B. Unresolved Staff Comments	46

3. Legal Proceedings	46

4. Mine Safety Disclosures	47

Part II

5. Market for Partnership’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	48

6. Selected Financial Data	50

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

7A. Quantitative and Qualitative Disclosures About Market Risks	74

8. Financial Statements and Supplementary Data	75

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	116

9A. Controls and Procedures	116

9B. Other Information	117

Part III

10. Managers, Executive Officers and Corporate Governance	118

11. Executive Compensation	123

12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	125

13. Certain Relationships and Related Transactions, and Director Independence	127

14. Principal Accountant Fees and Services	134

Part IV

15. Exhibits and Financial Statement Schedules	135

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

“Hopewell” means Hopewell Investment Partners LLC.

“Hopewell Loan” means that certain loan made by Hopewell to Regional on March 20, 2013, of up to $2.5 million.

“Hopewell Loan Agreement” means that certain loan agreement dated March 20, 2013 by and between Regional and Hopewell, and the collateral loan documents evidencing the Hopewell Loan.

“Hopewell Note” means the promissory note by and between Regional, as Borrower, and Hopewell, as Lender, issued in connection with the Hopewell Loan Agreement.

“IRS” means the United States Internal Revenue Service.

“IRS Installment Agreement” means the obligation of Regional Enterprises, Inc. to make installment payments for past-due income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007 and the December 31, 2008 income tax return pursuant to an installment agreement dated November 17, 2010.

“IRS 2013 Installment Agreement” means the obligation of Regional Enterprises, Inc. to make installment payments for past-due income taxes, penalties and interest in connection with the income tax return filed for the years ended December 31, 2008 and December 31, 2011 pursuant to an installment agreement submitted to the IRS on February 20, 2013.

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

iii

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

“2005 Plan” means the 2005 Equity Incentive Plan of the Partnership.

“Unitholders” mean those limited partners holding Common Units issued by the Partnership.

iv

PART I

Items 1 and 2. Business and Properties.

General

Central Energy Partners LP is a publicly-traded Delaware limited partnership. We currently provide liquid bulk storage, trans-loading and transportation services for hazardous chemicals and petroleum products through our wholly-owned subsidiary, Regional Enterprises, Inc. (“Regional”). Our strategy going forward continues to be organic growth at Regional (to the extent of available free cash) and to acquire midstream assets, which include gas gathering and transmission systems, compression, treating and processing facilities, fractionation facilities, and transportation capabilities. The Partnership’s Common Units are listed for trading on the over-the-counter market with Pink OTC Markets, Inc. under the symbol “ENGY”. Our principal executive offices are located at 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206, and our telephone number is (214) 360-7480. Our website is located at http://www.centralenergylp.com.

The Partnership’s only operations are conducted through Regional, which it acquired in July 2007. The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional also operates a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities. Regional intends to cease operations at the Johnson City facility on March 31, 2013. See “Current Assets and Operations” below for additional information regarding Regional’s business.

During the second half of 2011 and all of 2012, the General Partner identified a number of potential acquisition activities and made indicative offers to purchase five different midstream assets and entered into significant negotiations for the purchase of two of such assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets. Management prefers to evaluate opportunities without a competitive bidding process; however, such opportunities are more difficult to identify. Management is continuing to evaluate acquisition opportunities, but there is no assurance that they will be successful in consummating any of these opportunities.

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

Effective November 17, 2010, the Partnership commenced conducting its business operations from Dallas, Texas. As a result, it entered into a Reimbursement Agreement with an affiliate of Imad K. Anbouba, Chief Executive Officer and President of the General Partner, AirNow Compression Systems, LTD. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives near Manhattan Beach. For the years ended December 31, 2011 and 2012, expenses billed in connection with each of these agreements are included in the audited financial statements were $31,000 and $164,000 (2011) and $30,000 and $74,000 (2012), respectively.

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

On April 12, 2011, the sole member of the General Partner at that time, Central Energy, LP, adopted the Second Amended and Restated Limited Liability Company Agreement of the General Partner (the “GP Agreement”), and the General Partner and limited partners of the Partnership holding more than a majority of the Common Units voted to amend and restate the First Amended and Restated Agreement of Limited Partnership, as amended, of the Partnership. The GP Agreement, as amended and restated, substantially modified the Amended and Restated Limited Liability Agreement of the General Partner. The more significant changes in the GP Agreement included provisions: (i) ensuring the separateness of the books and records of the General Partner and the Partnership; (ii) for a right of first refusal with respect to the proposed sale of a GP Interest of the General Partner by any of its members; (iii) prohibiting the General Partner from transferring ownership of the Incentive Distribution Rights to any third party without the approval of members holding 66-2/3% of the GP Interests; (iv) restricting the dissemination of “material and non-public information” regarding the Partnership and the General Partner; (v) providing Messrs. Anbouba and Montgomery the right to appoint five of the seven members of the Board of Directors of the General Partner and the Cushing Fund the right to appoint the other two members to the Board of Directors; (vi) requiring the Board of Directors of the General Partner will maintain a Conflicts Committee, an Audit Committee and a Compensation Committee and that each committee will be composed of not less than a majority of independent directors; (vii) changing the tax allocation provisions to comply with current tax law and regulations; and (viii) to various other ministerial changes to clarify the intent of the GP Agreement and comply with new law adopted in Delaware since the last amendment of the GP Agreement. The Second Amended and Restated Agreement of Limited Partnership of Central Energy Partners LP (the “Partnership Agreement”) also included a number of changes. The principal changes made to the Partnership Agreement included provisions that provide: (i) for the separateness of the books and records of the Partnership and the General Partner; (ii) for the issuance of uncertificated securities so that partnership interests can be eligible for a direct registration program; (iii) the General Partner with the right to redeem a Unitholder’s Common Units in the event such Unitholder fails to provide information requested by the General Partner to determine the tax status of such Unitholder; (iv) the General Partner with the right to reset the minimum quarterly distribution and target distribution levels and issue Common Units to the holder of the Partnership’s Incentive Distribution Rights; (v) for changes in the tax allocation provisions to comply with current tax law and regulations; (vi) the General Partner with the option to evaluate a potential conflict of interest arising from a transaction between the General Partner and/or an affiliate, on the one hand, and the Partnership or its subsidiaries, on the other hand, without referring such conflict of interest to the General Partner’s Conflicts Committee; and (vii) the General Partner and its affiliates with the right to purchase all of a class of Partnership securities in the event the General Partner and its affiliates hold more than 80% of the amount of such securities then issued and outstanding. Please see “Item 1A. Risk Factors – Risks Inherent in an Investment in the Partnership” for a more detailed description of some of the risks and impacts of these changes to Unitholders.

Based on the Partnership’s historical cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011 until an undetermined future quarter to be established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

On May 26, 2011, pursuant to the terms of its limited partnership agreement, Central Energy LP distributed the Newly Issued Common Units of the Partnership to its limited partners. As a result, Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (the “Cushing Fund”), holds 7,413,013 Common Units of the Partnership (46.7%). Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.4%). Messrs. Anbouba and Montgomery were not distributed any Newly Issued Common Units from Central Energy, LP. In addition, in accordance with the terms of the limited partnership agreement of Central Energy, LP and other agreements between Messrs. Anbouba and Montgomery and certain of the limited partners of Central Energy LP, it distributed all of the GP Interests in Central Energy GP LLC, the General Partner of the Partnership, to its limited partners in September, 2011. As a result of the distribution of the GP Interests, Messrs. Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner, each beneficially own 30.17% of the GP Interests. The Cushing Fund holds 25% of the GP Interests and the remaining interests are held by others, none representing more than 5% individually. Given their respective ownership interests, Messrs. Anbouba and Montgomery and the Cushing Fund are each deemed a controlling member of the General Partner.

The following chart summarizes our organizational structure at March 15, 2013:

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

In connection with the name change of the Partnership, as approved in December 2010, management applied for a new trading symbol for the Partnership’s Common Units in early 2011. On March 30, 2011, the Partnership was notified by FINRA that its Common Units would trade under a new ticker symbol – “ENGY” – commencing with the opening of the trading markets on March 31, 2011 (previous ticker symbol was “RVEP”). The new ticker symbol better reflects the Partnership’s focus on the energy business, rather than the actual name under which it conducts its business.

On June 14, 2011, the Partnership filed the previously delinquent federal partnership tax returns for the periods from January 1, 2008 through December 31, 2008 and January 1, 2009 through December 31, 2009. On June 23, 2011, the Partnership also distributed the previously delinquent Schedules K-1 for such taxable periods to its Partners. The Partnership timely filed its federal partnership tax returns for the years ended December 31, 2010 and December 31, 2011, and delivered the Schedules K-1 to its Unitholders for those tax periods. The Partnership also filed all of the previously delinquent required state partnership tax returns for the years ended December 31, 2008 and 2009 during 2011. The Partnership timely filed all the required state partnership tax returns for the years ended December 31, 2010 and December 31, 2011. The Internal Revenue Code provides for penalties to be assessed against taxpayers in connection with the late filing of the federal partnership returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns under certain circumstances. The Internal Revenue Service previously notified the Partnership that its calculation of penalties for the delinquent 2008 and 2009 tax returns was approximately $2.5 million. The Partnership previously estimated that the maximum penalty exposure for all state penalties for delinquent 2008 and 2009 tax returns was $940,000.

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. During September 2011, the Partnership received notice from the IRS that is was opening an administrative procedure to audit the 2008 and 2009 tax returns of the Partnership and Central Energy GP LLC. On November 19, 2012, the Partnership received a notice from the IRS that its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009, was denied (“Notice”). The Notice indicated that the information submitted in connection with the request did not establish reasonable cause or show due diligence. In connection with the Notice, the Partnership had the right to appeal the decision and/or supply additional information for the IRS to reconsider the denial. On January 11, 2013, the Partnership submitted its appeal of the Notice. On February 8, 2013, the Partnership received notice from the IRS that its request to remove the 2008 penalties was granted and that the request to remove the 2009 penalties was currently under review. The Partnership would be entitled to pursue other avenues of relief if all of its appeal efforts for the removal of the 2009 penalties are unsuccessful. The amount of the IRS penalties for the 2009 tax year total approximately $1.2 million and continue to accrue interest until the penalties are ultimately satisfied.

Since filing the delinquent 2008 and 2009 state partnership tax returns, the Partnership had also (i) submitted a request for abatement of penalties based on reasonable cause and/or (ii) applied for participation into voluntary disclosure and compliance programs for first offenders which provide relief of the penalties to those states which impose significant penalties for late filing of state returns (“Requests”). During 2012, the Partnership received notices from all of the applicable states that the Requests to have the penalties abated and/or waived through participation in voluntary disclosure and compliance programs were granted.

The Partnership has accrued a total of approximately $1.1 million through December 31, 2012 as its estimate of the penalty exposure related to its failure to file timely its federal tax return for the 2009 tax year. The Partnership no longer is liable for penalties for late filings of state tax returns for 2008 and 2009. There can be no assurance that the Partnership’s request for relief from the federal tax penalties will be approved by the IRS or that the Partnership’s estimate of its penalty exposure is accurate. The Partnership does not currently have the financial resources to pay the penalties that may be assessed by the IRS.

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

In late October 2011, the Partnership entered into an agreement with Computershare Trust Company, N.A., the transfer agent and registrar for the Partnership’s Common Units, to record stock ownership and transfer Common Units utilizing the Direct Registration System (the “DRS”). DRS is an electronic system for recording and transferring ownership of securities. Computershare maintains an electronic registry of owners of Partnership Common Units. When a Unitholder transfers or sells Common Units, the transaction takes place electronically without the need to move certificates evidencing the Common Units. The Partnership elected to utilize this service in order to (i) eliminate the risk of loss, theft or destruction of paper certificates, (ii) eliminate the expense associated with replacing lost certificates, (iii) improve the speed of settlement of stock transfers, and (iv) save the Partnership the cost of printing and mailing certificates. Unitholders may convert their certificated Common Units to electronic format by sending certificates to Computershare together with a Transaction Request Form available at Computershare’s website at www-us.computershare.com/Investors/FormsCatal.

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

On February 17, 2012, Regional entered into a vehicle lease agreement with Penske for the outsourcing of 20 new truck tractors (the “New Tractors”) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the New Tractors to Penske. Under the terms of the agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and is required to pay a monthly lease fee per tractor and monthly maintenance charge which is based on the actual miles driven by each New Tractor during each month. The maintenance charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the maintenance agreement described in the previous paragraph. Penske is also obligated to provide road-side service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional. The term of the Lease Agreement is for seven years. The New Tractors were delivered by Penske during May 2012 and June 2012. See “Regional Operations – Transportation” below for a more detailed explanation of this agreement.

On September 14, 2012, Regional received a “Response and Notice of Default and Reservation of Rights” (“September 14 Default Notice”) from RZB in connection with the RZB Loan. The September 14 Default Notice was the result of Regional’s failure to make the August 2012 interest payment of $10,619.65 due and payable on September 4, 2012. On October 4, 2012, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (“October 4 Demand Notice”) from RZB in connection with the RZB Loan. The October 4 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $90,000 due and payable on October 1, 2012, and the continued default with respect to the non-payment of the interest payment as set forth in the September 14 Default Notice. The October 4 Demand Notice declared all Obligations (as defined in the RZB Loan) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The October 4 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007, and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2007.

On November 29, 2012, Regional and RZB entered into a “Limited Waiver and Ninth Amendment” (“Ninth Amendment”) to the Loan Agreement. The Ninth Amendment waived the defaults outstanding as set forth in the October 4, Demand Notice and additional defaults arising since the Demand Notice and the execution of the Ninth Amendment. The Ninth Amendment also amended certain other terms of the Loan Agreement. Under the terms of the Ninth Amendment, the maturity date of the RZB note (“RZB Note”) was changed from May 31, 2014 to March 31, 2013, the required monthly amortization payments were reduced to only require monthly amortization payments of $50,000 per month beginning January 31, 2013, and the applicable base margin rate as defined under the Loan Agreement increased from 4.0% to 8.0%. In addition, under the Ninth Amendment, Regional was (a) required to deliver to RZB by January 13, 2013, a copy of an executed letter of intent (“Letter of Intent”) evidencing the intent of an investor (or investors) to provide sufficient financing to Regional to repay the balance of the outstanding obligations under the RZB Note by March 31, 2013, and (b) required to deliver to RZB by February 12, 2013, evidence that the preparation of definitive legal documentation evidencing the transaction contemplated by the Letter of Intent has commenced. Regional made the January 31, 2013 monthly amortization payment and delivered to RZB the Letter of Intent and evidence that legal documentation evidencing the transaction contemplated by the Letter of Intent had commenced.

On March 1, 2013, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (“March 1, 2013 Demand Notice”) from RZB in connection with the Loan Agreement. The March 1, 2013 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $50,000 due and payable on February 28, 2013 as prescribed under the Ninth Amendment and the continued default with respect to the non-payment of interest and principal due under the Loan Agreement which had been previously waived pursuant to the Ninth Amendment. The March 1, 2013 Demand Notice declared all Obligations (as defined in the Loan Agreement) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The March 1, 2013 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007 and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2006.

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell will loan Regional of up to $2,500,000 (“Hopewell Loan”), of which $1,998,000 was advanced on such date. In connection with the Hopewell Loan, Regional issued Hopewell a promissory note (“Hopewell Note”) and granted Hopewell a security interest in all of Regional’s assets, including a first lien mortgage on the real property owned by Regional and an assignment of rents and leases and fixtures on the remaining assets of Regional. In connection with the Hopewell Loan, the Partnership delivered to Hopewell a pledge of the outstanding capital stock of Regional and the Partnership entered into an unlimited guaranty for the benefit of Hopewell. In addition, Regional and the Partnership entered into an Environmental Certificate with Hopewell representing as to the environmental condition of the property owned by Regional, agreeing to clean up or remediate any hazardous substances from the property, and agreeing, jointly and severally, to indemnify Hopewell from and against any claims whatsoever related to any hazardous substance on, in or impacting the property of Regional.

The principal purpose of the Hopewell Loan was to repay the entire amounts due by Regional to RZB in connection with the Loan Agreement totaling $1,975,000 at the time of payoff, including principal, interest and legal fees and other expenses owed in connection with the Loan Agreement. Any additional amounts provided under the Hopewell Loan to Regional will be used for working capital.

During the year ended December 31, 2011 and the nine months ended September 30, 2012, the General Partner made cash advances to the Partnership of $955,000 and $30,000, respectively, for the purpose of funding working capital. On September 14, 2012, a Super-Majority of the Members, as defined in the Second Amended and Restated Limited Liability Company Agreement of the General Partner, dated April 12, 2011, as amended (the “Agreement”), approved the issuance and sale by the General Partner of 12,000 additional Membership Interests of the General Partner (“Additional Interests”) at a purchase price of $50.00 per unit, pursuant to Sections 3.2(a) and 6.13(a) of the Agreement (“GP Sale”). The Additional Interests were purchased by all the existing members of the General Partner, except 144 units offered to one existing member (“Unsubscribed Units”), in accordance with their pro rata ownership of the General Partner. In accordance with the Agreement, the General Partner offered the Unsubscribed Units to those members whom participated in the GP Sale for which those members also purchased their pro rata portion of the Unsubscribed Units.

As of December 31, 2012, $434,000 of the net proceeds from the GP Sale, which totaled $507,000 (after the offset of $93,000 of prior advances from Messrs. Anbouba and Montgomery of the General Partner that were applied towards their purchase price amounts due in connection with the GP Sale) were used by the General Partner to fund working capital requirements of the Partnership, including the payment of certain outstanding obligations. All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to Central of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2013 is 1.1% per annum and such rate is adjusted monthly by the IRS under IRB 625. At December 31, 2012, the total amount owed to the General Partner by the Partnership, including accrued interest, was $1,510,000.

The Partnership currently does not have sufficient available cash to resume making the minimum quarterly distribution of $0.25 per Common Unit or any other amount to its Partners. Similarly, the Partnership does not foresee the ability to make distributions of $0.25 per Common Unit or any other amount to its Partners. Currently the General Partner has exhausted its cash reserves, and Regional’s operating cash flow is limited to cash available from Regional’s operations. The use of Regional’s available cash from operations is restricted as a result of the debt covenants associated with the Hopewell Loan Agreement, the tax obligations of Regional, the deficit in working capital and required maintenance of its facilities. As a result, after Partnership expenses, there is no cash available for distribution to the Partners. Furthermore, the General Partner anticipates that any financing of its next acquisition will include some form of limitation on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Current Operations

Management’s primary focus during the first half of 2011 was complying with obligations under federal and state law regarding a number of obligations that the Partnership and Regional had failed to meet due to its previous lack of working capital, including (1) the obligation, as a publicly-traded company, to file quarterly and annual reports for calendar years 2009 and 2010, (2) prepare and publish reviewed and/or audited financial statements for Regional during the calendar years 2009 and 2010, (3) file the Partnership’s 2008 and 2009 federal and state income tax reports, (4) deliver Schedules K-1 to its Partners as required by federal tax laws and (5) file Regional’s 2009 federal and state income tax reports. During the first half of 2011, the Partnership filed with the SEC a Comprehensive Form 10-K including all financial disclosures, by quarter and annually, for the years 2008, 2009 and 2010 and has since timely filed all subsequent reports required pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, the Partnership is current with all reporting requirements under the Exchange Act and is eligible to use Forms S-3 and S-8 to register its securities (if it otherwise qualifies to use such forms) and to utilize Rule 144 to resell unregistered securities. The Partnership also prepared and filed its delinquent tax returns for the tax years ended December 31, 2008 and 2009 with the IRS and the state taxing authorities, and delivered to its Partners delinquent Schedules K-1 for the tax years 2008 and 2009. Regional prepared and filed either reviewed or audited financial statements as required for the calendar years 2009 and 2010. The Partnership and Regional have also timely filed their respective 2010 and 2011 federal and state tax returns within the required deadlines.

During the second half of 2011 and all of 2012, after regaining compliance with its tax and financial reporting obligations, management’s focus turned to expanding the asset base of the Partnership. The General Partner identified a number of potential acquisition opportunities, made indicative offers to purchase five different midstream assets and entered into significant negotiations for the purchase of two of such assets. Several of these opportunities were subject to an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets. Management is continuing to evaluate acquisition opportunities, but there is no assurance that they will be successful in consummating any of these opportunities.

At the present time, the Partnership’s sole operating subsidiary is Regional. Cash flow from the Partnership’s current and future operating subsidiaries are intended to fund the various costs incurred by the General Partner in operating the Partnership (including the compliance costs associated with being a publicly-registered entity), acquisition costs (including costs associated with identifying and valuing acquisition targets, performing due diligence reviews and documenting a potential transaction) and other governance activities associated with a publicly-traded entity. At the time of the Sale, the General Partner anticipated the need for cash reserves sufficient to allow the Partnership to regain compliance with its delinquent tax and financial reporting requirements and to fund general overhead for a reasonable period of time while it identified and completed the acquisition of additional assets that would provide sufficient liquidity to fund its future operations and the ongoing overhead costs described above. Those funds were exhausted by September 2012. In connection with the GP Sale during October 2012, the General Partner raised additional funds which it believed were sufficient to cover general overhead for an additional six months. As described in the previous paragraph, the General Partner has not completed an acquisition of additional assets.

Currently the Partnership and the General Partner have each exhausted their available cash reserves, and Regional relies solely on its cash flow from operations to fund payments required on the Hopewell Note, its tax obligations, funding of other working capital deficits and the required maintenance of its facilities. Furthermore, the use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is restricted as a result of the debt covenants associated with the Hopewell Loan Agreement, and the agreement to subordinate the payment of all intercompany receivables and loans to the Hopewell Note. Currently, there is no cash available for distribution to the Partners. At December 31, 2012, the Partnership had unpaid third-party obligations totaling $6,626,000 and contingent liabilities, including accrued and unpaid taxes by Regional and estimated penalties related to the late filing of the Schedules K-1 for the 2009 tax year of $1,184,000. The Partnership also had intercompany obligations to the General Partner for cash advances of $1,510,000.

Due to the Partnership’s and the General Partner’s concerns over liquidity, effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining sufficient funds needed to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since September 2011. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since September 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization. Management intends to resume compensation to the executive officers and satisfy outstanding expense reimbursements to the executive officers and/or their affiliates at such time as there are sufficient funds from operations to make such payments or a recapitalization of the Partnership, in connection with an acquisition, is accomplished.

Based on the amounts advanced under the Hopewell Loan as of March 20, 2013, Regional is required to make interest payments only of $20,000 per month for the first six months and then 29 equal monthly payments of $44,500 (principal and interest) from the seventh month through the 35th month with a balloon payment of $1,193,000 due on March 19, 2016. In addition, Regional has arranged for an installment agreement with the IRS for the payment of all delinquent income tax amounts due through December 31, 2012. Beginning January 1, 2013, Regional began to receive rental revenues for a tank which was idle during all of 2012. Regional expects to complete the repair of another tank that has been out of service since a leak was discovered in March 2012. This tank is expected to be operational by May 1, 2013. Regional has also reached agreements with several vendors which provide for the payment of outstanding balances over future monthly periods. As a result of the above efforts, management believes that Regional’s financial position will be stable for the foreseeable future and that working capital will continue to improve provided none of the obligations described above are accelerated and/or projected revenues from operations are less than anticipated. Management also continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. There is no assurance that Regional will have sufficient working capital to cover any of the ongoing overhead expenses of the Partnership and the General Partner (including unpaid salaries, expense reimbursements and professional fees) for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. Despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If the Partnership does not have sufficient cash reserves, its ability to pursue additional acquisition transactions will be adversely impacted. Should the Partnership fail to obtain the needed working capital as required in the near future, it will be forced to take alternative action, such as the sale of assets or liquidation.

Management believes that the future completion of any acquisition will require the use of then available Partnership resources, third-party debt and/or proceeds from the issuance of new securities by the Partnership, or a combination thereof. Management does not expect that it will complete an acquisition before the second half of 2013. There is no assurance that management will be successful in completing an acquisition. If an acquisition is completed, management expects that the terms of any related financing will contain some form of restriction on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on the Partnership’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011, until an undetermined future quarter to be established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

In addition to eliminating the obligation to make payments of any unpaid minimum quarterly distributions until an undetermined future date to be established by its Board of Directors, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and the additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with its next acquisition since the financing of an acquisition may involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit. Please see the section “Future Operations” below for a further explanation of the Partnership’s plans with respect to growth through acquisitions.

Future Operations

Management continues to focus on obtaining sufficient working capital to conduct Central’s operations and expand its asset base. Management’s long-term business objective is to maintain stable cash flows and to reinstate the Partnership’s quarterly cash distribution over time. Management’s strategy is to identify for acquisition midstream assets, which include gas gathering and transmission systems, compression, treating and processing facilities, fractionation facilities, and transportation capabilities. It intends to accomplish these objectives by executing the following strategies.

•	Focus on the Midstream Business. The Partnership intends to remain focused on opportunities to provide fee-based logistics services without engaging in the trading of refined products and the risk associated with fluctuating commodity prices. In addition, it will seek to enhance the profitability of its existing assets by improving operating efficiencies and increasing utilization of existing assets.

•	Pursue Organic Growth Opportunities. Management intends to evaluate investment opportunities to expand Regional’s existing asset base where client demand warrants such investment and working capital is available to support any identified initiative. Please see the caption “Current Assets and Operations – Regional Enterprises – Future Expansion” below for additional information concerning future organic opportunities.

•	Growth Through Strategic Acquisitions. The completion of accretive acquisitions of midstream assets will expand our geographic presence and diversify our business offering. The Partnership’s acquisition activity is focused on gas transportation and services assets, such as gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities, and related assets. In some instances, related assets may include producing oil and gas properties where such assets are an integral part of a larger transaction involving midstream assets. It is not the intention of the Partnership to hold such producing properties, but rather to resell them in an expeditious manner. Management believes that the near-term market for acquisition and organic growth opportunities will be favorable based on several key drivers, including:

•	Energy companies continuing to rationalize their asset portfolios to strengthen their balance sheets;

•	Pursuit of non-traditional hydrocarbon plays in remote locations causing the need for infrastructure improvements and expansion to move more of our nation’s energy resources to large metropolitan areas in coastal locations;

•	The need for new or refurbished dehydration, gathering, treating and processing equipment and facilities for purification of newly gathered gas reserves; and

•	The discovery of significant oil and gas reserves using new technologies, both nationally and internationally, leading to the need for new transportation assets in order to capture and redirect these new supplies.

Acquisitions will be made through subsidiaries of the Partnership created to acquire identified entities or assets. We will use available Partnership resources, third-party debt and/or proceeds from the issuance by the Partnership of new securities, or any combination thereof, to fund such acquisitions.

During the second half of 2011 and all of 2012, the General Partner identified a number of potential acquisition activities, made indicative offers to purchase five different midstream assets and entered into significant negotiations for the purchase of two of those assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets. Management prefers to evaluate opportunities without a competitive bidding process; however, such opportunities are more difficult to identify. Management is continuing to evaluate acquisition opportunities, but there is no assurance that they will be successful in consummating any of these opportunities.

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

Processing. The principal components of natural gas are methane and ethane, but most natural gas also contains varying amounts of heavier NGLs and contaminants, such as water, sulfur compounds, nitrogen or helium. Natural gas produced by a well may not be suitable for long-haul pipeline transportation or commercial use and may need to be processed to remove the heavier hydrocarbon components and contaminants. Natural gas in commercial distribution systems is composed almost entirely of methane and ethane, with moisture and other contaminants removed to very low concentrations. Natural gas is processed not only to remove unwanted contaminants that would interfere with pipeline transportation or use of the natural gas, but also to separate from the gas those hydrocarbon liquids that have higher value as NGLs. The removal and separation of individual hydrocarbons by processing is possible because of differences in weight, boiling point, vapor pressure and other physical characteristics. Natural gas processing involves the separation of natural gas into pipeline quality natural gas and a mixed NGL stream, as well as the removal of contaminants.

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

Regional Operations

On July 27 2007, the Partnership acquired the business of Regional Enterprises, Inc., a Virginia corporation. Regional has provided liquid bulk storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products, to its customers for over 40 years.

The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional also operates a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities. Regional intends to cease operations at the Johnson City facility on March 31, 2013 as a result of the decision by Regional’s sole customer for this facility not to renew its agreement (which expires on March 31, 2013) as a result of the shut-down of a nearby processing plant for which that customer was supplying product out of the Johnson City site. Certain customers for whom Regional provides storage services also use its transportation services. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

For the years ended December 31, 2011 and 2012, Regional’s revenues were divided as set forth below. All dollar amounts are in thousands.

Quarters For Year ended 2012									Year ended
	March 31		June 30		September 30		December 31		December 31, 2012
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$817	63%	$819	63%	$981	67%	$947	68%	$3,564	65%
Storage	324	25%	358	27%	336	23%	337	24%	1,355	25%
Terminal	160	12%	132	10%	149	10%	107	8%	548	10%
Other	—	0%	—	0%	—	0%	3	0%	3	0%
Total	$1,301	100%	$1,309	100%	$1,466	100%	$1,394	100%	$5,470	100%

Quarters For Year ended 2011									Year ended
	March 31		June 30		September 30		December 31		December 31, 2011
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$1,087	61%	$1,039	61%	$1,012	56%	$948	61%	$4,086	60%
Storage	490	28%	497	29%	456	25%	354	23%	1,797	26%
Terminal	193	11%	173	10%	342	19%	245	16%	953	14%
Other	3	0%	4	0%	—	0%	—	0%	7	0%
Total	$1,773	100%	$1,713	100%	$1,810	100%	$1,547	100%	$6,843	100%

Transportation. Regional transports a broad range of hazardous and non-hazardous liquid products. Hazardous liquids transported by the Company include aluminum sulfate solution, hydrochloric acid, sulfuric acid, sodium hydroxide, aqua ammonia and sodium bisulfate. Non-hazardous materials include crude tall oil, No. 2 oil, No. 6 oil, asphalt additives and vacuum gas oil. Regional’s transportation services are, for the most part, short-haul in nature, with an estimated 85% of Regional’s deliveries being made within 150 miles of its Hopewell, Virginia terminal. Virtually all of Regional’s transportation services are provided within the states of Virginia, North Carolina, South Carolina, Georgia, Tennessee, Maryland, Pennsylvania and Delaware.

At December 31, 2012, Regional had a fleet of 20 New Tractors (see below), 5 owned tractors and 48 tanker units dedicated to its transportation services. The majority of the tanker units are constructed of stainless steel, with 11 being rubber or chlorobutyl lined, which enables them to carry the toughest corrosives. The tanker fleet also includes four aluminum-constructed petroleum tankers with vapor recovery systems. Management believes that this extensive inventory of tankers enables Regional to service the majority of its customers’ needs. Major maintenance and repairs and tanker inspections have been outsourced.

Effective January 18, 2012, Regional entered into a Vehicle Maintenance Agreement (“Maintenance Agreement”) with Penske Truck Leasing Co., L. P. (“Penske”) for the maintenance of its owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, tire replacement, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the agreement is 36 months. Regional is obligated to maintain liability insurance coverage on all vehicles naming Penske as a co-insured and indemnify Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement.

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (“New Tractors”) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the New Tractors to Penske (“Lease Agreement”). Under the terms of the Lease Agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional.

The term of the Lease Agreement is for seven years. The New Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

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

Storage. Regional’s Hopewell facility has a total of 15 tanks, six of which have capacities in excess of one million gallons (“Large Tanks”). Of these 15 tanks, nine tanks are currently being utilized by customers, including five of the Large Tanks, two tanks are vacant and available for customer use, two tanks are being used by Regional to store truck and boiler fuel, two tanks are out of service until the completion of future inspections to determine suitability of use and the remaining Large Tank is idle due to a leak that requires repair. The eight tanks currently utilized by customers have a combined storage capacity of approximately 9 million gallons, the two tanks available for rental have a capacity of 39,811 gallons each, and the two tanks being utilized by the company have a capacity of 10,702 gallons each. All of the tanks are constructed of carbon steel, both insulated and bare, and some with internal walls lined and unlined. Several tanks and all of the associated piping are equipped with heat via either heat transfer fluid (hot oil) or steam. At December 31, 2012, Regional stored the following products: two grades of asphalt, asphalt additive, sodium hydroxide, No. 2 oil and No. 6 oil. Beginning January 1, 2013, Regional began storing MORLIFE 5000, an asphalt additive. The company also stored sodium hydroxide, sodium bisulfate, sulfuric acid and crude tall oil in tank cars at its rail siding.

In January 2012, Noble Oil Services, Inc., one of Regional’s largest customers, notified the company that it was not going to renew its two storage agreements. As a result, two of the company’s Large Tanks, with capacities of 1.3 million and 1.7 million gallons, were vacated – one in January 2012 and the other in February 2012. At the time Noble Oil vacated the tanks, Noble was storing vacuum gas oil in these two tanks. On March 1, 2012, Regional entered into a 36-month agreement, with automatic one-year renewals, to store No. 6 oil in the 1.3 million gallon storage tank. As part of the lease, Regional was required to make modifications to the tank and barge line and insulate the tank. Effective January 1, 2013, Regional entered into a 36-month agreement, with automatic one-year renewals, to store MORLIFE 5000, an asphalt additive, in the 1.7 million gallon storage tank. During the time the tank was idle, Regional completed certain refurbishments of the tank, completed upgrades to the barge connections between the tank to the port facility and insulated the tank.

On March 19, 2012, one of the Large Tanks which was storing asphalt was discovered to have a leak. During April 2012, after removal of the existing product from the storage tank, the storage tank was taken out of service. The storage tank is expected to be operational by May 1, 2013.

Regional expects that during 2013, one of the Large Tanks will need to be relined. Regional does not expect that the tank will be out of service for any significant period during this maintenance.

During fiscal 2013, three contracts which provide for the leasing of several of the Large Tanks are subject to expiration. Regional expects to be able to negotiate extensions to the existing contracts and/or obtain new contracts with current and/or new customers under terms no less favorable than the existing contracts.

Port Facility. Regional’s port is located 75 miles upriver from the Port of Hampton Roads. The draft of the location is 24 feet at mean low water, and the turning basin is greater than 600 feet. The company’s loading dock is parallel to the main shipping channel of the James River with berthing dolphin clusters approximately 210 feet apart. Mooring dolphins are also available for vessels up to 600 feet in length. The facility can handle one vessel at a time. The loading dock is served by two six-inch and one 10-inch steel pipeline connecting the dock to various tanks in the facility.

Trans-loading. Regional provides trans-loading services utilizing its two rail sidings, off-loading facilities and 9 truck racks located in Hopewell, Virginia and Johnson City, Tennessee (see below), to transfer products from ships, barges, railcars and storage tanks to tanker trucks. Regional owns siding tracks and has 15 railcar slots at its Hopewell facility, with Norfolk Southern conducting switching operations. The siding tracks and railcar slots are accessed through an open-access switch owned by the City of Hopewell and served by Norfolk Southern and CSX. At December 31, 2012 and March 20, 2013, Regional had no railcar slots available for lease.

Regional also maintains a trans-loading facility in Johnson City, Tennessee, where it leases siding tracks and six railcar slots. Switching operations for the Johnson City facility are provided by East Tennessee Railway, which services tracks over which both the CSX and Norfolk Southern railroads operate. Regional stores sulfuric acid in tank cars positioned at the six railcar slots in Johnson City. These bulk liquids are transferred from the railcar siding to trucks by the use of a mobile truck rack. Regional intends to cease operations at the Johnson City facility on March 31, 2013, as a result of the decision by Regional’s sole customer for the Johnson City site not to renew its agreement (which expires on March 31, 2013) as a result of the shut-down of a nearby processing plant for which that customer was supplying product out of the Johnson City site. Regional intends to immediately deploy the Regional owned equipment from the Johnson City site to the Hopewell facility once operations have ceased. Regional has provided a notice of termination in connection with its lease agreement for the Johnson City site effective March 31, 2013, and will lease the site on a month to month basis beginning April 2013 until such time that Regional determines the viability of identifying a new customer for that facility.

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

Future Expansion. Regional is exploring future expansion options at its Hopewell location and the opening of future satellite operations similar to its Johnson City facility in cooperation with potential customers seeking new or alternative trans-loading facilities near their end-customers. There is approximately 2.25 acres of undeveloped acreage at Regional’s Hopewell facility, which could be used to accommodate construction of up to an additional 4.2 million gallons of storage capacity. The company is in continuous dialogue with its existing and potential customers about expansion opportunities and the financial viability of a number of proposals. However, given Regional’s current financial situation, it does not currently have the capital resources to pursue any of these opportunities should they arise absent funding from a customer or other source.

Property. Regional owns 8.5 acres of land on which its Hopewell, Virginia facility is located. The property is pledged as collateral under the Hopewell Loan. Improvements on the land include the port facilities, storage tanks and rail trans-loading facilities. The company also has a 5,000 square foot facility which houses the offices from which it provides most of its management, administrative and marketing operations and formerly housed its maintenance operation. The Company leases two facilities to park its tractors and tankers and also has concrete pads at its Hopewell facility to park pre-loaded tanker units on the property.

Regional also leases six railcar spots, office facilities and parking at the location in Johnson City, Tennessee where it operates a trans-loading facility. The property and track lease agreement was for an initial term of one year and automatically renewed in one year increments unless terminated by either party by giving written notice 60 days in advance to the other party. Regional intends to cease operations at the Johnson City facility on March 31, 2013, as a result of the decision by Regional’s sole customer for the Johnson City site not to renew its agreement (which expires on March 31, 2013) as a result of the shut-down of a nearby processing plant for which that customer was supplying product out of the Johnson City site. Regional intends to immediately deploy the Regional owned equipment from the Johnson City site to the Hopewell facility once operations have ceased. Regional has provided a notice of termination in connection with its lease agreement for the Johnson City site effective March 31, 2013, and will lease the site on a month to month basis beginning April 2013 until such time that Regional determines the viability of identifying a new customer for that facility.

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

For the fiscal year ended December 31, 2011, Suffolk Sales, Noble Oil Services and General Chemical Corporation accounted for approximately 24%, 17% and 13% of Regional’s revenues, respectively, and approximately 36%, 6% and 19% of Regional’s accounts receivable, respectively, with no other individual customer accounting for more than 10% of Regional’s revenues and accounts receivable. Regional did not lose any tank rental customers during the calendar years ended 2010 and 2011, and had increased rental rates during each of those periods. However, Noble Oil did vacate two storage tanks in January and February 2012 as disclosed under “Storage” above, and one other tank has been out of service since April 2012 as a result of a discovered leak. Regional re-leased one of the storage tanks vacated by Noble Oil during 2012 and re-leased the other tank effective January 1, 2013. Regional gained several new customers for its hauling and trans-loading businesses since December 2011 and has outsourced its truck fleet beginning since May 2012. As stated above, Regional plans to cease operations at its Johnson City facilities on March 31, 2013, in connection with the decision by the sole customer of the facility not to renew its agreement with the company.

For the fiscal year ended December 31, 2012, General Chemical Corporation, Suffolk Sales, and SGR Energy LLC accounted for approximately 16%, 15% and 11% of Regional’s revenues, respectively, and approximately 14%, 13% and 8% of Regional’s accounts receivable, respectively. MeadWestVaco Specialty Chemicals, Inc. accounted for 7% of Regional's revenues and 15% of Regional's accounts receivables. Honeywell International, Inc. accounted for 3% of Regional’s revenues and 22% of Regional’s accounts receivables.

During fiscal 2013, three contracts which provide for the leasing of several of the Large Tanks are subject to expiration. Regional expects to be able to negotiate extensions to the existing contracts and/or obtain new contracts with current and/or new customers under terms no less favorable than the existing contracts.

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

Regional has identified only one competitor in the mid-Atlantic region that offers all of the services provided by the company – A&R Logistics in Chesapeake, Virginia. Other companies offer some component of the services provided by Regional. For example, Allied Terminals in Norfolk, Virginia is a competitor for tank storage services, Atlantic Bulk Carriers, Quality Carriers, Oakley Logistics and Oakley Tank Lines, and Hillcrest Transportation provide tank truck hauling services in the region, and RSI Leasing Inc. (in Petersburg, Virginia) and CSX (in Richmond, Virginia) are competitors for rail trans-loading services. Several of these companies are larger than Regional and have financial and technical resources and staffs substantially larger than the company. Regional is able to compete with these companies and other competitors on quality of service and the fact that it can provide all needed services for the handling of hazardous liquids, including bulk storage, delivery of such liquids to or from storage by sea, rail and truck and railcar trans-loading.

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

Insurance. Terminals, storage tanks and similar facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. In addition, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. Regional maintains insurance policies to cover losses incurred as a result of its transportation and trans-loading activities, pollution liability and business interruption, as well as workers compensation, property, boiler and equipment, and personal injury coverage. However, such insurance does not cover every potential risk associated with its operations, and we cannot ensure that such insurance will be adequate to protect Regional’s assets, customers and employees from all material expenses related to potential future claims for personal and property damaged, or that these levels of insurance will be available in the future at commercially reasonable prices. All of the companies which provide coverage to Regional are rated “A-” or better by A. M. Best Company; however, there can be no assurance that insurance companies providing coverage to Regional will not become insolvent. The Company has been able to obtain what it believes to be adequate insurance coverage for 2013 and is not aware of any matters which would significantly impair its ability to obtain adequate insurance coverage at market rates for its operations in the foreseeable future.

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

Regional is subject to the Compliance, Safety and Accountability (“CSA”) program of the Federal Motor Carrier Safety Administration, which was fully implemented in 2010 to enforce the current motor carrier safety regulations of the United States Department of Transportation (“DOT”). CSA replaces the DOT’s prior safety measurement, Safestat, in an effort to improve the safety of commercial vehicles through proactive prevention to ultimately reduce crashes, injuries and fatalities. The components of CSA include the measurement of motor carriers and drivers in seven behavior analysis and safety improvement categories, as well as evaluation and intervention programs. Based on the published carrier scores for the first five categories of measurement updated in March 2013, Regional continued to demonstrate a better than average safety reputation, scoring well below the alert thresholds in all basic scoring categories. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines or penalties. Enforcement of CSA may lead to a decline in available drivers and trucking companies. This industry safety dynamic could provide an opportunity for qualified carriers to gain market share.

Regional employs a full-time, hands-on, safety manager who is in the field insuring that our programs and training are being upheld to the highest standards. The company’s “out-of-service” rates, which are a part of the CSA scoring system, for vehicle inspections, driver inspections and hazardous materials are 8.3%, 3.3% and 0%, respectively, compared to national averages of 20.7%, 5.5% and 4.5%, respectively. During the years ended December 31, 2011 and 2012, Regional had only three reportable OSHA incidents resulting in 50 days of lost work time. To date, the company has had no reportable incidents in 2013.

Employees. As of December 31, 2012, Regional had a total of 40 full- and part-time employees, consisting of 20 drivers, 7 terminal operators, three mechanics and 13 office staff. During 2012, our driver utilization rate was 85%. Regional’s driver turn-over rate is 36% at the present time as compared to an industry average of 50%. None of the Company’s employees are members of any labor union, and there has been no effort to organize Company employees in either 2011 or 2012. In January, 2012, Regional eliminated its in-house fleet maintenance and service operation in conjunction with its outsourcing of its owned-fleet maintenance to Penske. One of the employees eliminated stayed on as a driver for Regional.

Tax Structure. Regional’s assets and operations are conducted within a C-Corp for federal income tax purposes. The Partnership believes that a portion of Regional’s income could be considered as “qualified income” as defined under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). Regional believes that income derived from the storage of Asphalt, MORLIFE 5000, No. 2 Oil and/or No. 6 Oil could constitute “qualifying income.” The Partnership may explore options regarding the reorganization of some or all of its Regional assets into a more efficient tax structure to take advantage of the tax savings that could result from the “qualified income” being generated at the Partnership level rather than at the Regional level. The Partnership expects that there would be a tax expense associated with the transfer of income from Regional to the Partnership. Please see Note J to the Partnership’s Audited Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of the impact of the Partnership not having “qualified income.”

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

Environmental compliance is conducted by Regional personnel and outsourced to organizations that have specific certifications and equipment as appropriate. Regional has not been notified of any deficiencies in its environmental practices which have not been remedied to the satisfaction of the responsible regulatory agency. The company had no environmental spills during 2011 or 2012. For the years ended December 31, 2011 and 2012, Regional did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. Management is not aware of any environmental issues or claims that will require material capital expenditures during 2013 or that will otherwise have a material impact on our financial position or results of operations.

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

Terminal Operator Status of Regional Facility

In May 2011, Regional was contacted by the IRS regarding whether its Hopewell, Virginia facility would qualify as a “terminal operator” which handles “taxable fuels” and accordingly is required to register through a submission of Form 637 to the IRS. Code Section 4101 provides that a “fuel terminal operator” is a person that (a) operates a terminal or refinery within a foreign trade zone or within a customs bonded storage facility or, (b) holds an inventory position with respect to a taxable fuel in such a terminal. In June 2011, an agent of the IRS toured the Hopewell, Virginia facility and notified the plant manager verbally that he thought the facility did qualify as a “terminal operator.” As a result, even though Regional disagrees with the IRS agent’s analysis, it elected to submit, under protest, to the IRS a Form 637 registration application in July 2011 to provide information about the Hopewell facility. Regional believes that its Form 637 should be rejected by the IRS because (1) the regulations do not apply to Regional’s facility, (2) the items stored do not meet the definition of a “taxable fuel” and (3) there were no taxable fuels being stored or expected to be stored in the foreseeable future that would trigger the registration requirement. Regional had not received a response with respect to its Form 637 submission or arguments that it is not subject to the Requirements. During December 2012, Regional received notification from IRS’ appeals unit (“Appeals Unit”) that the above matter was under review. A telephonic meeting took place in January 2013 whereby the Appeal Unit determined that Regional did not meet the conditions of a terminal operator which handled taxable fuels and that the matter was dismissed. Regional is awaiting a final determination letter from the IRS. As indicated above, should Regional’s operations in the future include activities which qualify Regional as a terminal operator which handles taxable fuels as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material and Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

Properties

The Partnership does not own any property other than Regional’s Hopewell facility. It reimburses the General Partner for a portion of the office space of AirNow Compression Systems LTD, an affiliate of Mr. Anbouba, Chief Executive Officer and President of the General Partner, which is used by Messrs. Anbouba and Montgomery in connection with their service to the Partnership. In addition, the Partnership reimburses Rover Technologies LLC, an affiliate of Mr. Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, for its Manhattan Beach, CA office utilized by Mr. Bothwell.

Partnership Employees

The Partnership has no employees. At December 31, 2012, Regional employed personnel in connection with the operation of its businesses as described under the caption “Current Assets and Operations – Regional Enterprises – Employees” above. The business of the Partnership is managed by Central Energy GP LLC, the General Partner of the Partnership. The General Partner employs all persons, other than the employees of the Partnership’s operating subsidiaries, including executive officers, necessary for the operation of the Partnership’s business. The General Partner currently has four employees.

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

As a result of the circumstances giving rise to weaknesses in our accounting practices and personnel as discussed in “Item 9A. Controls and Procedures” below, the Audit Committee of our General Partner, and the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that, as of December 31, 2012, we had material weaknesses in our internal controls over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In addition, management believes that Central continues to have material weaknesses in its internal control over financial reporting subsequent to December 31, 2012. Please see “Item 9A. Controls and Procedures” for a detailed discussion of the material weaknesses as of December 31, 2012, and material weaknesses as of subsequent periods. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future or that such weaknesses will be remediated in the near term. If any material weaknesses result in material misstatements in our financial statements, we may be required to restate those financial statements and, could cause investors to lose confidence in our reported financial information, leading to a decline in the price of the Common Units.

We cannot assure you that the Common Units will be re-listed, or that once re-listed, they will remain listed.

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

Risks Related to Our Business

To fund our capital expenditures, we will be required to use cash generated from our operations, additional borrowings or the issuance of additional equity or debt securities, or some combination thereof, which will limit our ability to make distributions.

The use of cash generated from operations to fund capital expenditures will reduce cash available for distribution to our Unitholders. The Partnership’s ability to obtain bank financing or to access the capital markets for future equity or debt offerings will be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, including the Hopewell Loan Agreement, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond management’s control. The Partnership’s failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on its business, results of operations, financial condition and ability to make distributions.

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

Based on the Partnership’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011, until an undetermined future quarter to be established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

In addition to eliminating the obligation to make payments of any unpaid minimum quarterly distributions until an undetermined future date to be established by its Board of Directors, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and the additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with its next acquisition since the financing of an acquisition may involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

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

A substantial part of Regional’s revenues and profits come from a few customers. For example, 42% of Regional’s revenues in 2012 were from three customers, General Chemical Corporation, Suffolk Sales, and SGR Energy LLC. The loss of any one of these customers could have a material adverse effect on the revenue, profit and overall business of the company without replacement business being quickly identified. In January 2012, Noble Oil Services notified Regional that it was not renewing the lease agreement for two storage tanks with a total capacity of 2.7 million gallons. One of the tanks was leased by Regional to another customer with payments commencing on March 1, 2012. The other storage tank was not occupied until January 1, 2013. The non-renewal of this contract had a significant economic impact on Regional and adversely affected its revenues for the year ended December 31, 2012.

During 2013, Regional intends to cease operations at its Johnson City facility as a result of the sole customer for that facility decision to not renew its agreement which expires on March 31, 2013. During fiscal 2013, three contracts which provide for the leasing of several of the Large Tanks are subject to expiration. Regional expects to be able to negotiate extensions to the existing contracts and/or obtain new contracts with current and/or new customers under terms no less favorable than the existing contracts. Should another significant customer elect not to renew its contractual relationship with Regional and Regional fails to quickly identify a new customer to use those vacated facilities, its 2013 revenues will be significantly impacted.

If the Partnership is unable to make acquisitions on economically acceptable terms from third parties, its future growth would be limited, and any acquisitions which it makes may reduce, rather than increase, its cash flows and ability to make distributions to Unitholders.

A significant portion of the Partnership’s strategy to grow its business and increase distributions to Unitholders is dependent on management’s ability to make acquisitions that result in an increase in cash flow and are accretive to projected distribution levels. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to Unitholders. If we are unable to make acquisitions, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms, or we are outbid by competitors, our future growth and ability to increase distributions will be significantly impacted. As an example, during the last half of 2011 and all of 2012, the General Partner identified a number of potential acquisition opportunities, made indicative offers to purchase five different midstream assets and entered into significant discussions for the purchase of two of such assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. Furthermore, even if we do consummate acquisitions that we believe will be accretive in nature, they may in fact result in a decrease in cash flow in early years due to the obligation to retire acquisition financing. Any acquisition involves potential risks, including, among other things:

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

As of December 31, 2012, the Partnership had approximately $2.0 million of debt resulting from the RZB Loan Agreement and $0.2 million of income tax obligations which during February 2013 Regional has arranged to pay pursuant to the IRS 2013 Installment Agreement. During March 2013, the Partnership paid the outstanding principal and interest, together with certain expenses, due on the RZB Note with proceeds from the Hopewell Loan, of which $2.0 million has been advanced as of March 20, 2013. The Hopewell Loan Agreement is secured by all of the assets of Regional and a pledge of Regional’s common stock to Hopewell by the Partnership. The IRS 2013 Installment Agreement is for taxes, penalties and interest due in connection with the income tax returns filed for the year ended December 31, 2008 and December 31, 2011. These provisions and the pledge of substantially all of the Partnership’s assets will limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes without significant future growth. In the event we are able to secure additional debt in the future, it could have important consequences to us, including:

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

On March 19, 2012, one of Regional’s storage tanks that stored asphalt was discovered to have a leak. During April 2012, after removal of the existing product from the storage tank, the storage tank was taken out of service. The storage tank is expected to be operational by May 1, 2013. The loss associated with the incident is estimated at $238,000, excluding lost revenues for the period of time that the tank is expected to be out service of approximately $300,000. To date, Regional’s insurance providers have determined that the leak was not the result of an insurable event. Recoverability of the lost income from the storage tank while it is out of service is not available under the company’s lost income insurance coverage limits since the cause was not the result of an insurable event.

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

The transportation industry is dependent upon the availability of adequate fuel supplies and the price for those supplies. Regional has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop or prices increase significantly. Fuel prices have fluctuated significantly in recent years. For example, the average annual price per gallon that Regional paid for fuel in 2010, 2011 and 2012 was $2.98, $3.86 and $4.02, respectively. The average cost of diesel fuel has increased to $4.09 per gallon for the first three months of 2013. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. Regional’s customers are also being impacted by fluctuating fuel costs, which could impact their supply patterns in a way that is adverse to Regional’s operations, cash flow and profits. If Regional continues to increase fuel surcharges to its customers, such customers may seek less expensive alternatives. As a result, Regional may be forced to reduce its surcharges which will adversely affect its transportation business and revenues.

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

Regional’s operations are dependent upon its storage and distribution facilities and its various means of transportation. It is also dependent upon the uninterrupted operations of certain facilities owned or operated by its suppliers and customers. Any significant interruption at our facilities or those of our customers, or the inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our Unitholders or to make principal and interest payments on our current or future debt obligations. Operations at Regional’s facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within its control, such as severe weather conditions including hurricanes (which impacted Regional’s operations in 2003 when Hurricane Isabel struck the Atlantic coast and destroyed a storage tank at the Hopewell facility), environmental remediations, labor difficulties and disruptions in the supply of petroleum and petrochemical products to its facilities, demand for such products, or the means of transportation of such products.

As an example, Regional intends to cease operations at the Johnson City facility on March 31, 2013, as a result of the decision by Regional’s sole customer for the Johnson City site not to renew its agreement (which expires on March 31, 2013) as a result of the shut-down of a nearby processing plant for which that customer was supplying product out of the Johnson City site. If Regional is unable to replace the anticipated lost revenues from the Johnson City site, its revenues in 2013 will be adversely impacted.

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

Regional is subject to many environmental and safety regulations that may result in significant unanticipated costs or liabilities or cause interruptions in our operations.

Regional’s operations involve the handling, transportation and storage of materials that are classified as hazardous or toxic and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. It may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations or compliance requirements arising under environmental laws, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows. Regional’s operations could result in violations of environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, it could incur material costs. Furthermore, Regional may be liable for the costs of investigating and cleaning up environmental contamination on or from its properties or at off-site locations where it disposed of or arranged for the disposal or treatment of hazardous materials. Regional owns or leases properties that have been used to store or distribute hazardous chemicals and petroleum products for many years. Many of these properties were operated by third parties whose handling, disposal or release of hydrocarbons and other wastes was not under Regional’s control. If significant previously unknown contamination is discovered, or if existing laws or their enforcement change, then the resulting expenditures could have a material adverse effect on Regional’s business, financial condition, results of operations or cash flows.

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

Regional’s trucking operations are subject to a number of federal, state and local rules and regulations generally governing such activities as authorization to engage in motor carrier operations, safety compliance and reporting, contract compliance, insurance requirements, taxation and financial reporting. Regional could be subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics or cargo security. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.

In January 2004, Regional implemented the current DOT rules regulating driving time for commercial truck drivers. The rules have had a minimal impact upon our operations. However, future changes in these rules, including the proposed revision to the hours of service rules that were published in December 2010, could materially and adversely affect our operating efficiency and increase costs. CSA regulations could potentially result in a loss of business to other carriers, driver shortages, increased costs for qualified drivers, and driver and/or business suspension for noncompliance. CSA scores are available to the general public. Shippers may be influenced by the scores in selecting a carrier to haul their freight and, although Regional is recognized in the industry for its commitment to safety, carriers with better CSA scores may be selected in certain cases. A resulting decline in the availability of qualified drivers, coupled with additional personnel required to satisfy future revisions to hours of service regulations, could adversely impact our ability to hire drivers to adequately meet current or future business needs. Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines or penalties. A downgrade in our safety rating could cause our insurance premiums to increase in the future or reduce our ability to find adequate insurance coverage at acceptable rates.

Regional’s drivers and facility workers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The TSA has adopted regulations that require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation when they obtain or renew their licenses.

Currently, proposed federal, state and regional initiatives that require the measurement and reduction of greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These initiatives, if enacted into law, could require us to reduce greenhouse gas emissions from our facilities. Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2010, the EPA promulgated a rule establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks, and medium-duty passenger vehicles. Also in June 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse emission controls for those sources. The rule calls for a “stepped” approach to emission thresholds related to the size of a green-house gas emitting entity. Regional would be subject to step 3 of the rule; however, the EPA will not require permits for smaller generators of greenhouse gases under step 3 of the rule or through any other action until at least April 30, 2016. The EPA recently stated that it would maintain the current level of emissions for, and not impose lowered levels of emissions on, “small” sources of emissions. As a result, Regional does not believe it will be required to install new emission control equipment on its facility base on the current pronouncements from the EPA.

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

The estimate of “available cash,” as defined in the Partnership Agreement, is necessary for the Partnership to make a distribution to all Common Units at the target distribution rate of $0.25 per Common Unit per calendar quarter (or $1.00 per Common Unit per year) and is based on our management’s calculations. This amount was based on assumptions about capital expenditures, expenses, borrowings, the number of issued and outstanding Common Units and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. The Partnership’s actual results have differed materially from those set forth in our initial estimates, and, as a result, the Partnership has been unable to make the quarterly distribution to holders of Common Units since the quarter ended June 30, 2008.

We do not have sufficient cash flow from operations to make quarterly distributions on Common Units to our Unitholders, and the General Partner has deferred the date on which Common Unit Arrearages will be paid to an undetermined future quarter to be established by the Board of Directors of the General Partner.

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

The Partnership currently does not have sufficient available cash to resume making the minimum quarterly distribution of $0.25 per Common Unit or any other amount to its Partners. Similarly, the Partnership does not foresee the ability to make distributions of $0.25 per Common Unit or any other amount to its Partners. Currently the General Partner has exhausted its cash reserves, and Regional’s operating cash flow is limited to cash available from Regional’s operations. The use of Regional’s available cash from operations is restricted as a result of the debt covenants associated with the Hopewell Loan Agreement, the tax obligations of Regional, the deficit in working capital and required maintenance of its facilities. As a result, after Partnership expenses, there is no cash available for distribution to the Partners. Furthermore, the General Partner anticipates that any financing of its next acquisition will include some form of limitation on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on the Partnership’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011 until an undetermined future quarter to be established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

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

The executive officers of the General Partner are responsible for managing all of Central’s business and operations. The Partnership does not maintain key person life insurance policies on any personnel. The General Partner has arrangements relating to compensation and benefits with its executive officers through employment contracts. In November 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner elected to stop accepting payment of salaries temporarily pending an adequate infusion of additional capital to the General Partner as needed to maintain operations. Effective January 1, 2012, the Chief Financial Officer of the General Partner had to do the same given the General Partner’s lack of working capital. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. Should the General Partner not be able to obtain sufficient working capital to pay these salary arrearages, the likelihood of a change in executive personnel of the General Partner is enhanced. The loss of the services of any of these individuals could have a material adverse effect on its business and the Partnership’s ability to make distributions to Unitholders.

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

On June 14, 2011, the Partnership filed the previously delinquent federal partnership tax returns for the periods from January 1, 2008 through December 31, 2008 and January 1, 2009 through December 31, 2009. On June 23, 2011, the Partnership also distributed the previously delinquent Schedules K-1 for such taxable periods to its Partners. The Partnership timely filed its federal partnership tax returns for the years ended December 31, 2010 and December 31, 2011, and delivered the Schedules K-1 to its Unitholders for those tax periods. The Partnership also filed all of the previously delinquent required state partnership tax returns for the years ended December 31, 2008 and 2009 during 2011. The Partnership timely filed all the required state partnership tax returns for the years ended December 31, 2010 and December 31, 2011. The Internal Revenue Code of 1986, as amended (the “Code”), provides for penalties to be assessed against taxpayers in connection with the late filing of the federal partnership returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns under certain circumstances. The IRS previously notified the Partnership that its calculation of penalties for the delinquent 2008 and 2009 tax returns was approximately $2.5 million. The Partnership previously estimated that the maximum penalty exposure for all state penalties for delinquent 2008 and 2009 tax returns was $940,000.

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. During September 2011, the Partnership received notice from the IRS that is was opening an administrative procedure to audit the 2008 and 2009 tax returns of the Partnership and Central Energy GP LLC. On November 19, 2012, the Partnership received a notice from the IRS that its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009, was denied (“Notice”). The Notice indicated that the information submitted in connection with the request did not establish reasonable cause or show due diligence. In connection with the Notice, the Partnership had the right to appeal the decision and/or supply additional information for the IRS to reconsider the denial. On January 11, 2013, the Partnership submitted its appeal of the Notice. On February 8, 2013, the Partnership received notice from the IRS that its request to remove the 2008 penalties was granted and that the request to remove the 2009 penalties was currently under review. The Partnership would be entitled to pursue other avenues of relief if all of its appeal efforts for the removal of the 2009 penalties are unsuccessful. The amount of the IRS penalties for the 2009 tax year total approximately $1.2 million and continue to accrue interest until the penalties are ultimately satisfied.

Since filing the delinquent 2008 and 2009 state partnership tax returns, the Partnership had also (i) submitted a request for abatement of penalties based on reasonable cause and/or (ii) applied for participation into voluntary disclosure and compliance programs for first offenders which provide relief of the penalties to those states which impose significant penalties for late filing of state returns (“Requests”). During 2012, the Partnership received notices from all of the applicable states that the Requests to have the penalties abated and/or waived through participation in voluntary disclosure and compliance programs were granted.

The Partnership has accrued a total of approximately $1.1 million through December 31, 2012 as its estimate of the penalty exposure related to its failure to file timely its federal tax return for the 2009 tax year. The Partnership no longer is liable for penalties for late filings of state tax returns for 2008 and 2009. There can be no assurance that the Partnership’s request for relief from the federal tax penalties will be approved by the IRS or that the Partnership’s estimate of its penalty exposure is accurate. The Partnership does not currently have the financial resources to pay the penalties that may be assessed by the IRS.

The Partnership expects to deliver Schedules K-1 for the 2012 Tax Year to its Unitholders by the required due date, which is April 15, 2013 unless the Partnership applies for an automatic extension to September 15, 2013, which it intends to do. However, there is no certainty that the Schedules K-1 for the 2012 Tax Year will be completed and delivered timely to Unitholders by the Partnership due its lack of operating capital.

Regional may be assessed penalties by the Internal Revenue Service and certain state taxing authorities for failure to pay timely estimated taxes for the 2008 and 2011 tax years.

As of December 31, 2012, Regional has accrued $64,000 for federal and state income taxes for the taxable year ended December 31, 2011, which includes $125,000 of income tax benefits recorded in December 2012 resulting from losses incurred during the year ended December 31, 2012 which Regional intends to carryback and amend the previously filed income tax return for the year ended December 31, 2011. Due to Regional’s deficit in working capital, Regional has thus far been unable to make any significant estimated tax payments for the taxable year ended December 31, 2011. Under the provisions of the Code, taxpayers are subject to penalties for late payment of taxes based on the original amount of tax reported without consideration for reductions in actual taxes owed resulting from a carryback of losses from a future tax period. As a result, Regional will be assessed penalties for late payment of taxes with respect to the 2011 tax year, the amount of which will depend on the actual timing of payments. Regional was also notified by the IRS during 2012 that penalties were due in connection with the failure to pay the taxes originally reported due for the tax year December 31, 2008, which were subsequently reduced to zero as a result of a carryback of net operating losses that were incurred for the year ended December 31, 2009. Regional expects that it will enter into an installment agreement with the IRS for the payment of taxes due for the year ended December 31, 2011, including all penalties which may be assessed for the 2008 and 2011 tax years. Regional has appealed the decision by the IRS which originally denied the request by Regional to have the penalties which were assessed in connection with the 2008 tax return abated due to reasonable cause.

Regional has timely applied for an automatic extension to file its 2012 federal income tax return and expects to deliver the 2012 tax return by the required extension due date, which is September 15, 2013.

Regional owes significant amounts for past taxes to the IRS. There is no assurance that Regional will have the financial resources necessary to pay these taxes.

On February 18, 2013, Regional submitted an installment agreement (the “IRS 2013 Installment Agreement”) with the IRS for the payment of $205,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the years December 31, 2008 and December 31, 2011. Regional has yet to receive confirmation from the IRS that the IRS 2013 Installment Agreement has been approved. Under the terms of the IRS 2013 Installment Agreement, Regional paid $5,000 on February 25, 2013 and is required to make payments of $10,000 per month beginning March 25, 2013 until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, have been paid in full. Regional intends to file an amendment to the previously filed 2011 tax return which would reduce the amount of income taxes due for that period, and Regional is currently appealing the denial by the IRS to abate penalties assessed in connection with the 2008 tax return. The IRS 2013 Installment Agreement does not provide the ability to offset or reduce the amount of the obligation based on future adjustments to amounts due which originally comprised the amounts due under the IRS 2013 Installment Agreement. The IRS can cancel the IRS 2013 Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested.

Regional could be deemed a “terminal operator” that handles “taxable fuels” pursuant to requirements of the Code and, in such event, will be subject to administrative and reporting requirements that will further increase operating expenses.

In May 2011, Regional was contacted by the IRS regarding whether its Hopewell, Virginia facility would qualify as a “terminal operator” which handles “taxable fuels” and accordingly is required to register through a submission of Form 637 to the IRS. Code Section 4101 provides that a “fuel terminal operator” is a person that (a) operates a terminal or refinery within a foreign trade zone or within a customs bonded storage facility or, (b) holds an inventory position with respect to a taxable fuel in such a terminal. In June 2011, an agent of the IRS toured the Hopewell, Virginia facility and notified the plant manager verbally that he thought the facility did qualify as a “terminal operator.” As a result, even though Regional disagrees with the IRS agent’s analysis, it elected to submit, under protest, to the IRS a Form 637 registration application in July 2011 to provide information about the Hopewell facility. Regional believes that its Form 637 should be rejected by the IRS because (1) the regulations do not apply to Regional’s facility, (2) the items stored do not meet the definition of a “taxable fuel” and (3) there were no taxable fuels being stored or expected to be stored in the foreseeable future that would trigger the registration requirement. Regional had not received a response with respect to its Form 637 submission or arguments that it is not subject to the Requirements. During December 2012, Regional received notification from IRS’ appeals unit (“Appeals Unit”) that the above matter was under review. A telephonic meeting took place in January 2013 whereby the Appeal Unit determined that Regional did not meet the conditions of a terminal operator which handled taxable fuels and that the matter was dismissed. Regional is awaiting a final determination letter from the IRS. As indicated above, should Regional’s operations in the future include activities which qualify Regional as a terminal operator which handles taxable fuels as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material and Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

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

If the Partnership experiences a technical termination under Treas. Reg. § 1.708-1(b)(1)(B), the Partnership would be required to file separate tax returns for each period, including Schedule K-1. The IRS has announced a relief procedure whereby a publicly traded partnership that has technically terminated can request publicly traded partnership termination relief. If, upon application, the IRS grants such relief, the partnership will have additional time to file its short period tax year returns to a maximum period which mirrors the required due date of the partnership’s end of year tax return. This relief is based on the difficulty that publicly traded partnerships have in identifying their limited partners which is dependent on information obtained from brokerage companies that are not provided until after the end of the calendar year. There is no assurance that such relief would be granted and that the extended filing due date granted will mirror the partnerships filing due date for its end of year tax return. If relief is not granted as requested, the Partnership would be subject to additional costs for the preparation and filing of the additional tax return and Schedule K-1.

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

Item 1B. Unresolved Staff Comments.

None.

Item 3. Legal Proceedings.

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional. Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance (“VOSH”) issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. The citation arose from allegations that Regional had failed to evaluate properly the provision and use of employer-supplied equipment. During September 2012, the Court dismissed the citations after a bench trial. In January 2013, the final order in the matter was issued by the Court.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. There were four citations involved in the case referenced above. One of the citations arose from the Commissioner's allegations that Regional had exposed this employee to levels of hydrogen sulfide gas in excess of the levels permitted by applicable regulations. Another citation arose from the Commissioner's allegations that Regional had not provided respiratory protection equipment needed to protect this employee from hazards in the workplace.  The other two citations arose from the Commissioner's allegations that Regional had not evaluated the need for respiratory equipment in this work environment and had not evaluated the need to create a confined-space permit entry system for the employee's work in taking a sample of turpentine from the top of the railcar. During September 2012, the Court dismissed the first two citations after a bench trial. The Court subsequently dismissed the remaining other two citations.  A final order in the case is expected shortly. At this time, counsel for Regional does not anticipate an appeal by VOSH.

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

Terminal Operator Status of Regional Facility

In May 2011, Regional was contacted by the IRS regarding whether its Hopewell, Virginia facility would qualify as a “terminal operator” which handles “taxable fuels” and accordingly is required to register through a submission of Form 637 to the IRS. Code Section 4101 provides that a “fuel terminal operator” is a person that (a) operates a terminal or refinery within a foreign trade zone or within a customs bonded storage facility or, (b) holds an inventory position with respect to a taxable fuel in such a terminal. In June 2011, an agent of the IRS toured the Hopewell, Virginia facility and notified the plant manager verbally that he thought the facility did qualify as a “terminal operator.” As a result, even though Regional disagrees with the IRS agent’s analysis, it elected to submit, under protest, to the IRS a Form 637 registration application in July 2011 to provide information about the Hopewell facility. Regional believes that its Form 637 should be rejected by the IRS because (1) the regulations do not apply to Regional’s facility, (2) the items stored do not meet the definition of a “taxable fuel” and (3) there were no taxable fuels being stored or expected to be stored in the foreseeable future that would trigger the registration requirement. Regional had not received a response with respect to its Form 637 submission or arguments that it is not subject to the Requirements. During December 2012, Regional received notification from IRS’ appeals unit (“Appeals Unit”) that the above matter was under review. A telephonic meeting took place in January 2013 whereby the Appeal Unit determined that Regional did not meet the conditions of a terminal operator which handled taxable fuels and that the matter was dismissed. Regional is awaiting a final determination letter from the IRS. As indicated above, should Regional’s operations in the future include activities which qualify Regional as a terminal operator which handles taxable fuels as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material and Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

The Partnership and its subsidiaries may be involved with other proceedings, lawsuits and claims in the ordinary course of its business. We believe that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect our consolidated financial results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Partnership’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

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

	LOW	HIGH
The year ended December 31, 2012:
First Quarter	$0.18	$0.29
Second Quarter	$0.09	$0.25
Third Quarter	$0.06	$0.15
Fourth Quarter	$0.04	$0.21

	LOW	HIGH
The year ended December 31, 2011:
First Quarter	$0.15	$0.44
Second Quarter	$0.06	$0.45
Third Quarter	$0.15	$0.35
Fourth Quarter	$0.17	$0.35

On March 4, 2013, the closing bid price of the Common Units as reported on the over-the-counter market by Pink OTC Market, Inc. was $0.07 per Common Unit. On March 4, 2013, the Partnership had 15,866,482 Common Units outstanding and approximately 188 holders of record of the Common Units.

The Partnership has not made distributions to its Unitholders or the General Partner since August 18, 2008 for the quarter ended June 30, 2008. The Partnership currently does not have sufficient available cash to resume making the minimum quarterly distribution of $0.25 per Common Unit or any other amount to its Partners. Similarly, the Partnership does not foresee the ability to make distributions of $0.25 per Common Unit or any other amount to its Partners. Currently the General Partner has exhausted its cash reserves, and Regional’s operating cash flow is limited to cash available from Regional’s operations. The use of Regional’s available cash from operations is restricted as a result of the debt covenants associated with the Hopewell Loan Agreement, the tax obligations of Regional, the deficit in working capital and required maintenance of its facilities. As a result, after Partnership expenses, there is no cash available for distribution to the Partners. Furthermore, the General Partner anticipates that any financing of its next acquisition will include some form of limitation on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on the Partnership’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011 until an undetermined future quarter to be established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

In addition to eliminating the obligation to make payments of any unpaid minimum quarterly distributions until an undetermined future date to be established by its Board of Directors, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and the additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with its next acquisition since the financing of an acquisition may involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

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

On September 14, 2012, a Super-Majority of the Members, as defined in the Second Amended and Restated Limited Liability Company Agreement of the General Partner, dated April 12, 2011, as amended (“Agreement”), approved the issuance and sale by the General Partner of 12,000 additional Membership Interests of the General Partner (“Additional Interests”) at a purchase price of $50.00 per unit, pursuant to Sections 3.2(a) and 6.13(a) of the Agreement (“GP Sale”). The Additional Interests were purchased by all the existing members of the General Partner, except 144 units offered to one existing member (“Unsubscribed Units”), in accordance with their pro rata ownership of the General Partner. In accordance with the Agreement, the General Partner offered the Unsubscribed Units to those members whom participated in the GP Sale for which those members also purchased their pro rata portion of the Unsubscribed Units.

On March 20, 2013, the Board of Directors of the General Partner, approved the entering into an employment agreement (“Agreement”) with Mr. Ian T. Bothwell, Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional (“Executive”). Under the terms of the Agreement, the Executive was provided the following grants of Common Units of the General Partner:

•	200,000 Common Units of the Partnership under the 2005 Equity Incentive Plan which shall vest immediately upon such grant as set forth in a separate Unit Grant Agreement between the Executive and the General Partner. All of the terms and conditions of such grant shall be governed by the terms and conditions of the Equity Incentive Plan and the Unit Grant Agreement.

•	One or more future grants of Common Units (a “Future Grant”) equal to the number of Common Units determined by dividing (1) one and one-half percent (1.5%) of the gross amount paid for each of the next one or more acquisitions completed by the Partnership and/or an affiliate of the Partnership during the term of the Agreement, which gross amount shall not exceed $100 million (each an “Acquisition”), by (2) the average value per common unit assigned to the equity portion of any consideration issued by the Partnership and/or an affiliate of the Partnership to investors in connection with each Acquisition including any provisions for adjustment to equity as offered to investors, if applicable. In the event the General Partner does not extend the Agreement after its second anniversary date for any of the reasons described in the paragraph below, the General Partner shall issue to Executive the number of Common Units determined by dividing (1) the amount calculated by multiplying three-quarters of one percent (0.75%) times the sum determined by subtracting the gross amount paid for each of the Acquisitions completed by the Partnership and/or an affiliate of the Partnership during the term of Executive’s employment by the General Partner from $100 million by (2) the average value per common unit assigned to the equity portion of any consideration issued by the Partnership and/or an Affiliate of the Partnership to investors in connection with each Acquisition including any provisions for adjustment to equity as offered to investors, if applicable.

The Common Units subject to issuance under a Future Grant will be issued pursuant to a Unit Grant Agreement, which grant will be governed by the terms and conditions of the Equity Incentive Plan (or its successor). The right to receive a Future Grant as set forth above will not terminate until fully issued in the event the Executive is (a) terminated by the General Partner without Cause, (b) the Executive resigns for Good Reason, (c) due to a termination resulting from a “change in control” of the General Partner or (d) termination resulting from death or disability of the Executive as more fully described in the Agreement.

In addition to the grant of 200,000 Common Units and a Future Grant described above, the Executive is entitled to participate in the General Partner’s Equity Incentive Plan or any successor plan thereto as determined by the Compensation Committee of the Board of Directors of the Company. All Common Units to be issued pursuant to the terms of the Agreement will be registered pursuant to a Form S-8 registration statement to be filed by the Partnership or an amendment to the current Form S-8 registration statement on file with the SEC.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Partnership’s liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Partnership and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2012) refer to the Partnership’s fiscal year ending December 31.

Current Assets and Operations

Regional Acquisition

On July 27 2007, the Partnership acquired the business of Regional. The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional also operates a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities. Regional intends to cease operations at the Johnson City facility on March 31, 2013.

The Partnership funded the acquisition of Regional using the proceeds of a $5 million loan from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (the “RZB Loan”), the proceeds from a $2.5 million loan from the Partnership, the issuance of a $1 million note to the seller and available cash. The seller’s note was satisfied in full on August 27, 2009 in connection with the settlement of a dispute regarding adjustments due on the purchase price of Regional by the Partnership. During March 2013, Regional completed the Hopewell Loan and used proceeds from the Hopewell Loan to repay the RZB Loan. Please see “Item 8. Financial Statements and Supplementary Data - Note F to the Audited Consolidated Financial Statements” for further details regarding the RZB Loan.

Recent Developments

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP, as successor in interest to Central Energy, LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement dated May 25, 2010, as amended. At closing, the Partnership sold 12,724,019 newly issued Common Units (“Newly Issued Common Units”) to Central Energy, LP for $3,950,000 and Penn Octane and an affiliate sold 100% of the limited liability company interests in the General Partner to Central Energy, LP for $150,000 (“Sale”). As a result of the completion of the Sale, all control in the General Partner was transferred to Central Energy, LP, the Newly Issued Common Units were sold to Central Energy, LP, and Messrs. Imad K. Anbouba and Carter R. Montgomery, each of which owns 50% of the issued and outstanding limited liability company interests of Central Energy, LLC, the general partner of Central Energy, LP, became the sole managers of the General Partner.

Central Energy, LP was obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units of the Partnership which it acquired in the Sale to its limited partners. On May 26, 2011, Central Energy, LP completed the distribution of the Newly Issued Common Units to its limited partners. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. Of the Newly Issued Common Units, Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (the “Cushing Fund”), holds 7,413,013 Common Units of the Partnership (46.7%), and Sanctuary Capital LLC, a limited liability company, holds 1,017,922 Common Units of the Partnership (6.4%). Neither of Messrs. Anbouba or Montgomery received any Common Units in the distribution of the Newly Issued Common Units.

In addition, in accordance with the terms of the limited partnership agreement of Central Energy, LP, it was obligated to distribute 30% of the limited liability company interests it held in Central Energy GP LLC, the General Partner of the Partnership (the “General Partner”), to its limited partners and 70% to Messrs. Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner. In addition, Messrs. Anbouba and Montgomery were obligated under other agreements to distribute a portion of their limited liability company interests in the General Partner (“GP Interests”) to certain limited partners of Central Energy, LP. In September 2011, Central Energy, LP transferred all of the GP Interests it held to its limited partners and Messrs. Anbouba and Montgomery pursuant to the terms of the limited partnership agreement of Central Energy, LP and the agreements between Messrs. Anbouba and Montgomery and certain limited partners of Central Energy, LP. As a result of these transfers, Central Energy, LP no longer holds any GP Interests. Messrs. Anbouba and Montgomery each hold 30.17% of the GP Interests, and the Cushing Fund holds 25.00% of the GP Interests. Given their respective ownership interests in the General Partner, Messrs. Anbouba, Montgomery and the Cushing Fund are each deemed a controlling member of the General Partner.

The ownership of the Partnership and General Partner changed on November 17, 2010, and since that date the General Partner’s new management has regained and has maintained compliance with the Partnership’s securities and tax reporting obligations. The Partnership’s Annual Report on Form 10-K for the years ended December 31, 2010 and 2011 and Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2011 and 2012 were filed timely and this Annual Report on Form 10-K for the year ended December 31, 2012 is being filed timely. As a result, the Partnership is considered “current” with respect to its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will able to utilize Regulation S and Forms S-3 and S-8 for the future sale and registration of its securities, and Unitholders will be able to sell Common Units in compliance with Rule 144.

During the second half of 2011 and all of 2012, after regaining compliance with its tax and financial reporting obligations, management’s focus turned to expanding the asset base of the Partnership. The General Partner identified a number of potential acquisition opportunities, made indicative offers to purchase five different midstream assets and entered into significant discussions for the purchase of two of such assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets.

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

Results of Operations

The results of operations from continuing operations during the years ended December 2011 and 2012 reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Continuing Operations

(All amounts in thousands.)

	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
	Regional Enterprises	Corporate/ Other	Total	Regional Enterprises	Corporate/ Other	Total	Regional Enterprises	Corporate/ Other	Total
Revenues	$5,470	$—	$5,470	$6,843	$—	$6,843	$6,323	$25	$6,348
Cost Of Goods Sold	$4,978	$—	$4,978	$4,798	$—	$4,798	$4,794	$-	$4,794
Gross Profit	$491	$—	$491	$2,045	$—	$2,045	$1,529	$25	$1,554
Selling, General and Administrative Expenses	$1,281	$670	$1,951	$1,954	$1,389	$3,343	$1,083	$1,141	$2,224
Operating Income (loss)	$(790)	$(670)	$(1,460)	$92	$(1,389)	$(1,297)	$446	$(1,116)	$(670)
Interest Expense, Net	$(192)	$(10)	$(202)	$(189)	$—	$(189)	$(501)	$(17)	$(518)
Gain On Sale of Tractors	$256	$—	$256	$—	$—	$—	$—	$—	$—
Settlement Of Liabilities	$—	$—	$—	$—	$—	$—	$-	$2,308	$2,308
Income (Loss) From Continuing Operations Before Taxes	$(727)	$(679)	$(1,406)	$(97)	$(1,389)	$(1,486)	$(55)	$1,175	$1,120
Provision (benefit) for Income Taxes	$(378)	$—	$(378)	$(118)	$—	$(118)	$(19)	$-	$(19)
Income (Loss) From Continuing Operations	$(349)	$(679)	$(1,028)	$21	$(1,389)	$(1,368)	$(36)	$1,175	$1,139

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Changes Year ended December 31, 2012 compared to Year ended December 31, 2011

(all amounts in thousands)

	Regional	Corporate/
	Enterprises	Other	Total
Revenues	$(1,374)	$-	$(1,374)
Costs Of Goods Sold	$181	$-	$181
Gross Profit	$(1,555)	$-	$(1,555)
Selling, General and Administrative Expenses	$(672)	$(720)	$(1,392)
Operating Income (Loss)	$(882)	$720	$(162)
Interest Expense, Net	$(3)	$(10)	$(12)
Gain On Sale Of Tractors	$256	$-	$256
Income (Loss) From Continuing Operations Before Taxes	$(630)	$710	$80
Provision (Benefit) For Income Taxes	$(260)	$-	$(260)
Net Income (Loss)	$(370)	$710	$340

Revenues. Regional’s revenues for the year ended December 31, 2012 were $5.5 million compared to $6.8 million for the year ended December 31, 2011, a decrease of $1.4 million (20.0%). The decrease was principally due to decreased storage and terminal services revenues resulting (i) from the termination of a customer contract for leasing two tanks and related services which occurred in January 2012, which tanks were not re-leased until March 2012 and January 2013, and (ii) the impact of the Asphalt Loss whereby another tank was out of service during the period April 2012 through December 31, 2012. All three of these tank lease contracts were in full effect during the year ended December 31, 2011. In addition to the decline in storage and terminal services revenues, revenues were also lower during the year ended December 31, 2012 as a result of the reduction of transportation services due to increased competition and the reduction in available drivers during the year ended December 31, 2012 compared to the year ended December 31, 2011 and reduced special transportation revenues which occurred during the year ended December 31, 2011 and did not occur during the year ended December 31, 2012.

Cost of Goods Sold. Regional’s cost of goods sold for the year ended December 31, 2012 were $0.2 million higher than the cost of goods sold for the year ended December 31, 2011. The cost of goods sold during the year ended December 31, 2012 included additional costs associated with the Asphalt Loss and maintenance of terminal assets over the year ended December 31, 2011. Costs of goods sold related to storage and terminal services did not decrease despite the decrease in revenues described above as the storage and terminal business has mostly fixed costs to operate. The expected reduction in cost of goods sold corresponding to the reduced hauling revenues during the year ended December 31, 2012 compared with the year ended December 31, 2011 was not fully realized as a result of increased prices paid for fuel, increased costs for maintenance of the transportation fleet from January 2012 through May 2012, and the fixed cost portion of the newly entered Penske Truck Lease beginning June 2012 through December 2012 compared with the same period one year earlier.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for Regional during the year ended December 31, 2012 were $1.3 million compared to $2.0 million for the year ended December 31, 2011, a decrease of $0.7 million (34.0%). The decrease was the result of lower allocations of costs from the Partnership and decreased professional fees in connection with compliance during the year ended December 31, 2012 compared with the year ended December 31, 2011. In addition, during the year ended December 31, 2012, Regional was allocated $0.4 million of costs from the Partnership related to a revision in an estimate for a prior period.

The decrease in SG&A expenses for the Partnership of $0.7 million during the year ended December 31, 2012 compared with the same period one year earlier was principally due to decreased professional fees during the year ended December 31, 2012 as a result of the Partnership’s constraints in cash flows thereby limiting the ability to engage professional services and the overall reduction of compliance services during the year ended December 31, 2012 which involved financial reporting compliance for fiscal year 2012 and tax compliance for fiscal year 2011 compared with the year ended December 31, 2011, which included financial reporting and tax compliance costs for the fiscal years 2008 through 2010, partially offset by the resulting reduction of cost allocations to Regional, which had included an additional allocation amount of $0.4 million to Regional related to a revision in an estimate for a prior period.

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

Selling, General and Administrative Expenses. SG&A expenses for Regional during 2011 were $2.0 million compared to $1.1 million for 2010, an increase of $0.9 million (80.3%). This substantial increase was the result of higher allocations of costs from the Partnership and increased professional fees during the year ended December 31, 2011 compared with the year ended December 31, 2010. The increased professional fees were associated with our Comprehensive Annual Report on Form 10-K for the years ended December 31, 2009 and December 31, 2010 and quarterly reports on Form 10-Q for the quarters March 31, 2011, June 30, 2011 and September 30, 2011 (which reports were not filed during 2010) and tax compliance services for the years ended December 31, 2008, 2009 and 2010. The increase in SG&A expenses for the Partnership during 2011 compared to the same period one year earlier was $0.2 million as a result of the increase in salaries and professional fees associated with the Partnership, which amount was partially offset by the allocation of costs to Regional and reduced reserves related to penalties for late filing of federal and state tax returns for the year ended December 31, 2011.

Liquidity and Capital Resources

Management’s primary focus during the first half of 2011 was complying with obligations under federal and state law regarding a number of obligations that the Partnership and Regional had failed to meet due to its previous lack of working capital, including (1) the obligation, as a publicly-traded company, to file quarterly and annual reports for calendar years 2009 and 2010, (2) prepare and publish reviewed and/or audited financial statements for Regional during the calendar years 2009 and 2010, (3) file the Partnership’s 2008 and 2009 federal and state income tax reports, (4) deliver Schedules K-1 to its Partners as required by federal tax laws and (5) file Regional’s 2009 federal and state income tax reports. During the first half of 2011, the Partnership filed with the SEC a Comprehensive Form 10-K including all financial disclosures, by quarter and annually, for the years 2008, 2009 and 2010 and has since timely filed all subsequent reports required pursuant to Sections 13(a) or 15(d) of the Exchange Act. As a result, the Partnership is current with all reporting requirements under the Exchange Act and is eligible to use Forms S-3 and S-8 to register its securities (if it otherwise qualifies to use such forms) and to utilize Rule 144 to resell unregistered securities. The Partnership also prepared and filed its delinquent tax returns for the tax years ended December 31, 2008 and 2009 with the IRS and the state taxing authorities, and delivered to its Partners delinquent Schedules K-1 for the tax years 2008 and 2009. Regional prepared and filed either reviewed or audited financial statements as required for the calendar years 2009 and 2010. The Partnership and Regional have also timely filed their respective 2010 and 2011 federal and state tax returns within the required deadlines.

During the second half of 2011 and all of 2012, after regaining compliance with its tax and financial reporting obligations, management’s focus turned to expanding the asset base of the Partnership. The General Partner identified a number of potential acquisition opportunities, made indicative offers to purchase five different midstream assets and entered into significant negotiations for the purchase of two of such assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets.

At the present time, the Partnership’s sole operating subsidiary is Regional. Cash flow from the Partnership’s current and future operating subsidiaries are intended to fund the various costs incurred by the General Partner in operating the Partnership (including the compliance costs associated with being a publicly-registered entity), acquisition costs (including costs associated with identifying and valuing acquisition targets, performing due diligence reviews and documenting a potential transaction) and other governance activities associated with a publicly-traded entity. At the time of the Sale, the General Partner anticipated the need for cash reserves sufficient to allow the Partnership to regain compliance with its delinquent tax and financial reporting requirements and to fund general overhead for a reasonable period of time while it identified and completed the acquisition of additional assets that would provide sufficient liquidity to fund its future operations and the ongoing overhead costs described above. Those funds were exhausted by September 2012. In connection with the GP Sale during October 2012, the General Partner raised additional funds which it believed were sufficient to cover general overhead for an additional six months. As described in the previous paragraph, the General Partner has not completed an acquisition of additional assets.

Currently the Partnership and the General Partner have each exhausted their available cash reserves, and Regional relies solely on its cash flow from operations to fund payments required on the Hopewell Note, its tax obligations, funding of other working capital deficits and the required maintenance of its facilities. Furthermore, the use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is restricted as a result of the debt covenants associated with the Hopewell Loan Agreement, and the agreement to subordinate the payment of all intercompany receivables and loans to the Hopewell Note. Currently, there is no cash available for distribution to the Partners. At December 31, 2012, the Partnership had unpaid third-party obligations totaling $6,626,000 and contingent liabilities, including accrued and unpaid taxes by Regional and estimated penalties related to the late filing of the Schedules K-1 for the 2009 tax year of $1,184,000. The Partnership also had intercompany obligations to the General Partner for cash advances of $1,510,000.

Due to the Partnership’s and the General Partner’s concerns over future liquidity, effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining sufficient funds needed to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since September 2011. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since September 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization. Management intends to resume compensation to the executive officers and satisfy outstanding expense reimbursements to the executive officers and/or their affiliates upon completion of the recapitalization.

Based on the amounts advanced under the Hopewell Loan as of March 20, 2013, Regional is required to make interest payments only of $20,000 per month for the first six months and then 29 equal monthly payments of $44,500 (principal and interest) from the seventh month through the 35th month with a balloon payment of $1,193,000 due on March 19, 2016. In addition, Regional has arranged for an installment agreement with the IRS for the payment of all delinquent income tax amounts due through December 31, 2012. Beginning January 1, 2013, Regional began to receive rental revenues for a tank which was idle all during 2012. Although Regional intends to cease operations at the Johnson City facility on March 31, 2013, management believes that the lost hauling business will be recaptured from existing demand at the Hopewell facility. Three contracts which provide for the leasing of several of the Large Tanks are subject to expiration during fiscal 2013. Regional expects to be able to negotiate extensions to the existing contracts and/or obtain new contracts with current and/or new customers under terms no less favorable than the existing contracts. Regional expects to complete the repair of another tank that has been out of service since a leak was discovered in March 2012. This tank is expected to be operational by May 1, 2013. Regional has also reached agreements with several vendors which provide for the payment of outstanding balances over future monthly periods. As a result of the above actions, management believes that Regional’s financial position will be stable for the foreseeable future and that working capital will continue to improve provided none of the obligations described above are accelerated and/or projected results of operations are less than anticipated.

Management also continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. There is no assurance that Regional will have sufficient working capital to cover the ongoing overhead expenses of the Partnership and the General Partner (including unpaid salaries, expense reimbursements and professional fees) for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. Despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If the Partnership does not have sufficient cash reserves, its ability to pursue additional acquisition transactions will be adversely impacted. Should the Partnership fail to obtain the needed working capital as required in the near future, it will be forced to take alternative action, such as the sale of assets or liquidation.

Management believes that the future completion of any acquisition will require the use of then available Partnership resources, third-party debt and/or proceeds from the issuance of new securities by the Partnership, or a combination thereof. Management does not expect that it will complete an acquisition before the second half of 2013. There is no assurance that management will be successful in completing an acquisition. If an acquisition is completed, management expects that the terms of any related financing will contain some form of restriction on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on the Partnership’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011 until an undetermined future quarter to be established by the Board of Directors of the General Partner. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions until such time as the Board of Directors of the General Partner reinstates the obligation to make minimum quarterly distributions. Unitholders will only be entitled to minimum quarterly distributions arising from and after the date established by the Board of Directors for making such distributions. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

In addition to eliminating the obligation to make payments of any unpaid minimum quarterly distributions until an undetermined date to be established by its Board of Directors, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and the additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with its next acquisition since the financing of an acquisition may involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit. Please see the section “Future Operations” below for a further explanation of the Partnership’s plans with respect to growth through acquisitions.

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

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (“IRS Installment Agreement”) with the IRS for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional paid $60,000 upon entering into the IRS Installment Agreement and is required to pay $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, were paid in full. In addition to the $384,000, the IRS Installment Agreement provided for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010 to be included as part of the overall balance of the IRS Installment Agreement at such time that those balances outstanding were formally assigned for collection within the IRS. Regional paid all taxes due and owing to the IRS for the tax period July 28, 2007 to December 31, 2007 prior to entering into the IRS Installment Agreement.

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

IRS 2013 Installment Agreement

As of December 31, 2012, Regional has accrued $64,000 for federal and state income taxes for the taxable year ended December 31, 2011, which includes $125,000 of income tax benefits recorded in December 2012 resulting from losses incurred during the year ended December 31, 2012 which Regional intends to carryback and amend the previously filed income tax return for the year ended December 31, 2011. Due to Regional’s deficit in working capital, Regional has thus far been unable to make any significant estimated tax payments for the taxable year ended December 31, 2011. Under the provisions of the Code, taxpayers are subject to penalties for late payment of taxes based on the original amount of tax reported without consideration for reductions in actual taxes owed resulting from a carryback of losses from a future tax period. As a result, Regional will be assessed penalties for late payment of taxes with respect to the 2011 tax year, the amount of which will depend on the actual timing of payments. Regional was also notified by the IRS during 2012 that penalties were due in connection with the failure to pay the taxes originally reported due for the tax year December 31, 2008 as described above, which were subsequently reduced to zero as a result of a carryback of net operating losses that were incurred for the year ended December 31, 2009. Regional has appealed the decision by the IRS which originally denied the request by Regional to have the penalties which were assessed in connection with the 2008 tax return abated due to reasonable cause.

On February 18, 2013, Regional submitted an installment agreement (the “IRS 2013 Installment Agreement”) with the IRS for the payment of $205,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the years December 31, 2008 and December 31, 2011. Regional has yet to receive confirmation from the IRS that the IRS 2013 Installment Agreement has been approved. Under the terms of the IRS 2013 Installment Agreement, Regional paid $5,000 on February 25, 2013 and is required to make payments of $10,000 per month beginning March 25, 2013 until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, have been paid in full. Regional intends to file an amendment to the previously filed 2011 tax return which would reduce the amount of income taxes due for that period and Regional is currently appealing the denial by the IRS to abate penalties assessed in connection with the 2008 tax return. The IRS 2013 Installment Agreement does not provide the ability to offset or reduce the amount of the obligation based on future adjustments to amounts due which originally comprised the amounts due under the IRS 2013 Installment Agreement. The IRS can cancel the IRS 2013 Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested.

Regional has timely applied for an automatic extension to file its 2012 federal and state income tax returns and expects to deliver the 2012 tax returns by the required extensions due date, which is September 15, 2013.

Late Filings and Delivery of Schedules K-1 to Unitholders

The Partnership does not file a consolidated tax return with Regional since this wholly-owned subsidiary is a C corporation.

On June 14, 2011, the Partnership filed the previously delinquent federal partnership tax returns for the periods from January 1, 2008 through December 31, 2008 and January 1, 2009 through December 31, 2009. On June 23, 2011, the Partnership also distributed the previously delinquent Schedules K-1 for such taxable periods to its Partners. The Partnership timely filed its federal partnership tax returns for the years ended December 31, 2010 and December 31, 2011, and delivered the Schedules K-1 to its Unitholders for those tax periods. The Partnership also filed all of the previously delinquent required state partnership tax returns for the years ended December 31, 2008 and 2009 during 2011. The Partnership timely filed all the required state partnership tax returns for the years ended December 31, 2010 and December 31, 2011. The Internal Revenue Code of 1986, as amended (the “Code”), provides for penalties to be assessed against taxpayers in connection with the late filing of the federal partnership returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns under certain circumstances. The IRS previously notified the Partnership that its calculation of penalties for the delinquent 2008 and 2009 tax returns was approximately $2.5 million. The Partnership previously estimated that the maximum penalty exposure for all state penalties for delinquent 2008 and 2009 tax returns was $940,000.

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. During September 2011, the Partnership received notice from the IRS that is was opening an administrative procedure to audit the 2008 and 2009 tax returns of the Partnership and Central Energy GP LLC. On November 19, 2012, the Partnership received a notice from the IRS that its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009, was denied (“Notice”). The Notice indicated that the information submitted in connection with the request did not establish reasonable cause or show due diligence. In connection with the Notice, the Partnership had the right to appeal the decision and/or supply additional information for the IRS to reconsider the denial. On January 11, 2013, the Partnership submitted its appeal of the Notice. On February 8, 2013, the Partnership received notice from the IRS that its request to remove the 2008 penalties was granted and that the request to remove the 2009 penalties was currently under review. The Partnership would be entitled to pursue other avenues of relief if all of its appeal efforts for the removal of the 2009 penalties are unsuccessful. The amount of the IRS penalties for the 2009 tax year total approximately $1.2 million and continue to accrue interest until the penalties are ultimately satisfied.

Since filing the delinquent 2008 and 2009 state partnership tax returns, the Partnership had also (i) submitted a request for abatement of penalties based on reasonable cause and/or (ii) applied for participation into voluntary disclosure and compliance programs for first offenders which provide relief of the penalties to those states which impose significant penalties for late filing of state returns (“Requests”). During 2012, the Partnership received notices from all of the applicable states that the Requests to have the penalties abated and/or waived through participation in voluntary disclosure and compliance programs were granted.

The Partnership has accrued a total of approximately $1.1 million through December 31, 2012 as its estimate of the penalty exposure related to its failure to file timely its federal tax return for the 2009 tax year. The Partnership no longer is liable for penalties for late filings of state tax returns for 2008 and 2009. There can be no assurance that the Partnership’s request for relief from the federal tax penalties will be approved by the IRS or that the Partnership’s estimate of its penalty exposure is accurate. The Partnership does not currently have the financial resources to pay the penalties that may be assessed by the IRS.

The Partnership expects to deliver Schedules K-1 for the 2012 Tax Year to its Unitholders by the required due date, which is April 15, 2013 unless the Partnership applies for an automatic extension to September 15, 2013, which it intends to do. However, there is no certainty that the Schedules K-1 for the 2012 Tax Year will be completed and delivered timely to Unitholders by the Partnership due its lack of operating capital.

Disputes

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional. Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance (“VOSH”) issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. The citation arose from allegations that Regional had failed to evaluate properly the provision and use of employer-supplied equipment.  During September 2012, the Court dismissed the citations after a bench trial. In January 2013, the final order in the matter was issued by the Court.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. There were four citations involved in the case referenced above. One of the citations arose from the Commissioner's allegations that Regional had exposed this employee to levels of hydrogen sulfide gas in excess of the levels permitted by applicable regulations. Another citation arose from the Commissioner's allegations that Regional had not provided respiratory protection equipment needed to protect this employee from hazards in the workplace.  The other two citations arose from the Commissioner's allegations that Regional had not evaluated the need for respiratory equipment in this work environment and had not evaluated the need to create a confined-space permit entry system for the employee's work in taking a sample of turpentine from the top of the railcar. During September 2012, the Court dismissed the first two citations after a bench trial. The Court subsequently dismissed the remaining other two citations. A final order in the case is expected shortly. At this time, counsel for Regional does not anticipate an appeal by VOSH.

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

Terminal Operator Status of Regional Facility

In May 2011, Regional was contacted by the IRS regarding whether its Hopewell, Virginia facility would qualify as a “terminal operator” which handles “taxable fuels” and accordingly is required to register through a submission of Form 637 to the IRS. Code Section 4101 provides that a “fuel terminal operator” is a person that (a) operates a terminal or refinery within a foreign trade zone or within a customs bonded storage facility or, (b) holds an inventory position with respect to a taxable fuel in such a terminal. In June 2011, an agent of the IRS toured the Hopewell, Virginia facility and notified the plant manager verbally that he thought the facility did qualify as a “terminal operator.” As a result, even though Regional disagrees with the IRS agent’s analysis, it elected to submit, under protest, to the IRS a Form 637 registration application in July 2011 to provide information about the Hopewell facility. Regional believes that its Form 637 should be rejected by the IRS because (1) the regulations do not apply to Regional’s facility, (2) the items stored do not meet the definition of a “taxable fuel” and (3) there were no taxable fuels being stored or expected to be stored in the foreseeable future that would trigger the registration requirement. Regional had not received a response with respect to its Form 637 submission or arguments that it is not subject to the Requirements. During December 2012, Regional received notification from IRS’ appeals unit (“Appeals Unit”) that the above matter was under review. A telephonic meeting took place in January 2013 whereby the Appeal Unit determined that Regional did not meet the conditions of a terminal operator which handled taxable fuels and that the matter was dismissed. Regional is awaiting a final determination letter from the IRS. As indicated above, should Regional’s operations in the future include activities which qualify Regional as a terminal operator which handles taxable fuels as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material and Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

Debt Obligations

RZB Note

In connection with the acquisition of Regional during July 2007, the Partnership funded a portion of the acquisition through a loan of $5,000,000 (the “RZB Note”) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (“RZB”), dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and the Partnership delivered to RZB a pledge of the outstanding capital stock of Regional.

On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, the Partnership entered into a third amendment to the RZB Note (the “Third Amendment”). Under the terms of the Third Amendment, the maturity date of the RZB Note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, was required to be in excess of $3,300,000. In addition, the Third Amendment required the Partnership to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane agreed to loan the Partnership the $1,000,000 of cash collateral held by RZB for purpose of making the required payment described above.

During February 2009, the Partnership entered into a fourth amendment to the RZB Note which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, the Partnership entered into a fifth amendment to the RZB Note which extended the maturity date of the RZB Note through April 30, 2009. The RZB Note was not paid on April 30, 2009.

In June 2009, the Partnership, Penn Octane, Regional and RVOP entered into a Sixth Amendment, Assumption of Obligations and Release Agreement with RZB. As a result of this amendment, Regional replaced the Partnership as the borrower on the loan agreement, and Penn Octane and RVOP were released from their respective obligations under their respective security agreements and as guarantors of the obligations under the RZB Loan Agreement. The maturity date of the RZB Note was changed to April 30, 2012, with Regional required to make monthly principal payments of $120,000 plus interest through March 2012 and $186,000 during April 2012. Under the terms of the sixth amendment, Regional was allowed to distribute up to $100,000 per month to the Partnership provided there were no events of default and the required monthly principal payments were made. Regional was required to maintain a consolidated net worth, plus subordinated debt in excess of $2,600,000.

On March 25, 2010, Regional received a “notice of default and reservation of rights” (Default Notice) from RZB in connection with the RZB Note. The Default Notice was the result of Regional’s failure to make the February 2010 principal payment required under Section 2.4(b) of the RZB Note in the amount of $60,000.

On May 25, 2010, Regional and RZB entered into a Seventh Amendment (the “Seventh Amendment”) in connection with the RZB Loan Agreement. Under the terms of the Seventh Amendment, the maturity date of the RZB note was extended until May 31, 2014, and monthly principal amortization requirements were adjusted as follows:

May 2010 through April 2011	$50,000 Monthly amortization

May 2011 through April 2012	$70,000 Monthly amortization

May 2012 through April 2013	$90,000 Monthly amortization

May 2013 through April 2014	$100,000 Monthly amortization

May 2014	$50,000

Under the terms of the Seventh Amendment, Regional was required to provide audited financial statements of Regional for the year ended December 31, 2009 by September 30, 2010, and subsequent annual audited financial statements of Regional within 90 days after the end of each subsequent annual year end. In addition, the Seventh Amendment included additional restrictive covenants related to change in control, change in management and distributions of cash. Per the loan agreement with RZB, Regional was also required to provide certified monthly financial statements to RZB.

On August 9, 2010, Regional received a “notice of default and reservation of rights” (“Default Notice 2”) from RZB in connection with the RZB Note. The Default Notice 2 was the result of Regional’s failure to pay, in accordance with Section 5.5 of the RZB Loan Agreement, federal income taxes owing to the IRS, to which certain penalties had accrued, and the failure of Regional to provide the June 2010 monthly financial statements as prescribed under the RZB Loan Agreement. Regional cured the event of default by entering into the IRS Installment Agreement (see Note G) and providing the June 30, 2010 financial statements to RZB.

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (the “Eighth Amendment”) in connection with the RZB Note. Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of the Partnership upon consummation of the Securities Purchase and Sale Agreement and makes it an event of default under the RZB Note if (i) Central Energy, LP or Central Energy, LLC, the sole general partner of Central Energy, LP, ceases to own or control, directly or indirectly, at least 51% of the limited liability company interests of the General Partner, (ii) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interests of Central Energy, LLC or (iii) Central Energy, LLC ceases to be the sole general partner of Central Energy, LP. The Eighth Amendment also removed the provision that the RZB Note was required to be repaid in full upon any change in control of the general partner of the Partnership.

On September 14, 2012, Regional received a “Response and Notice of Default and Reservation of Rights” (the “September 14 Default Notice”) from RZB in connection with the RZB Loan. The September 14 Default Notice was the result of Regional’s failure to make the August 2012 interest payment of $10,619.65 due and payable on September 4, 2012. On October 4, 2012, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (the “October 4 Demand Notice”) from RZB in connection with the RZB Loan. The October 4 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $90,000 due and payable on October 1, 2012 and the continued default with respect to the non-payment of the interest payment as set forth in the September 14 Default Notice. The October 4 Demand Notice declared all Obligations (as defined in the RZB Loan) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The October 4 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007, and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2007.

On November 29, 2012, Regional and RZB entered into a “Limited Waiver and Ninth Amendment” (the “Ninth Amendment”) to the Loan Agreement. The Ninth Amendment waived the defaults outstanding as set forth in the October 4, Demand Notice and additional defaults arising since the Demand Notice and the execution of the Ninth Amendment. The Ninth Amendment also amended certain other terms of the Loan Agreement. Under the terms of the Ninth Amendment, the maturity date of the RZB Note was changed from May 31, 2014 to March 31, 2013, the required monthly amortization payments were reduced to only require monthly amortization payments of $50,000 per month beginning January 31, 2013, and the applicable base margin rate as defined under the Loan Agreement increased from 4.0% to 8.0%. In addition, under the Ninth Amendment, Regional was (a) required to deliver to RZB by January 13, 2013, a copy of an executed letter of intent (the “Letter of Intent”) evidencing the intent of an investor (or investors) to provide sufficient financing to Regional to repay the balance of the outstanding obligations under the RZB Note by March 31, 2013, and (b) required to deliver to RZB by February 12, 2013, evidence that the preparation of definitive legal documentation evidencing the transaction contemplated by the Letter of Intent has commenced. Regional made the January 31, 2013 monthly amortization payment and delivered to RZB the Letter of Intent and evidence that legal documentation evidencing the transaction contemplated by the Letter of Intent had commenced.

On March 1, 2013, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (the “March 1, 2013 Demand Notice”) from RZB in connection with the Loan Agreement. The March 1, 2013 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $50,000 due and payable on February 28, 2013, as prescribed under the Ninth Amendment and the continued default with respect to the non-payment of interest and principal due under the Loan Agreement which had been previously waived pursuant to the Ninth Amendment. The March 1, 2013 Demand Notice declared all Obligations (as defined in the Loan Agreement) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The March 1, 2013 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007 and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2006. In connection with the Hopewell Loan (see “Hopewell Note” below), on March 20, 2013, all obligations unpaid and outstanding under the RZB Loan Agreement totaling $1,975,000 were paid in full. In connection with the closing of the Hopewell Loan Agreement, RZB provided Regional with a payoff letter and released all of the collateral previously held as security.

At December 31, 2012, the borrower under the RZB Note is Regional and all of Regional’s assets, as well as the outstanding capital stock of Regional, were pledged as collateral for the RZB Note. The interest rate is variable and approximated 5.9% and 6.6% for the years ended December 31, 2011 and 2012, respectively.

Hopewell Note

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell will loan Regional of up to $2,500,000 (“Hopewell Loan”), of which $1,998,000 was advanced on such date. William M. Comegys III, a member of the Board of Directors of the General Partner, is a member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

In connection with the Hopewell Loan, Regional issued Hopewell a promissory note (“Hopewell Note”) and granted Hopewell a security interest in all of Regional’s assets, including a first lien mortgage on the real property owned by Regional and an assignment of rents and leases and fixtures on the remaining assets of Regional. In connection with the Hopewell Loan, the Partnership delivered to Hopewell a pledge of the outstanding capital stock of Regional and the Partnership entered into an unlimited guaranty for the benefit of Hopewell. In addition, Regional and the Partnership entered into an Environmental Certificate with Hopewell representing as to the environmental condition of the property owned by Regional, agreeing to clean up or remediate any hazardous substances from the property, and agreeing, jointly and severally, to indemnify Hopewell from and against any claims whatsoever related to any hazardous substance on, in or impacting the property of Regional.

The principal purpose of the Hopewell Loan was to repay the entire amounts due by Regional to RZB in connection with the Loan Agreement totaling $1,975,000 at the time of payoff, including principal, interest and legal fees and other expenses owed in connection with the Loan Agreement. Any additional amounts provided under the Hopewell Loan to Regional will be used for working capital.

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Based on the amounts advanced under the Hopewell Loan as of March 20, 2013, Regional is required to make interest payments only of $20,000 per month for the first six months and then 29 equal monthly payments of $44,500 (principal and interest) from the seventh month through the 35th month with a balloon payment of $1,193,000 due on March 19, 2016.

Per the Hopewell Loan Agreement, Regional is required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to Regional, declare the Hopewell Note immediately due and payable.

Advances from General Partner

During the year ended December 31, 2011 and the nine months ended September 30, 2012, the General Partner made cash advances to the Partnership of $955,000 and $30,000, respectively, for the purpose of funding working capital. On September 14, 2012, a Super-Majority of the Members, as defined in the Second Amended and Restated Limited Liability Company Agreement of the General Partner, dated April 12, 2011, as amended (“Agreement”), approved the issuance and sale by the General Partner of 12,000 additional Membership Interests of the General Partner (“Additional Interests”) at a purchase price of $50.00 per unit, pursuant to Sections 3.2(a) and 6.13(a) of the Agreement (“GP Sale”). The Additional Interests were purchased by all the existing members of the General Partner, except 144 units offered to one existing member (“Unsubscribed Units”), in accordance with their pro rata ownership of the General Partner. In accordance with the Agreement, the General Partner offered the Unsubscribed Units to those members whom participated in the GP Sale for which those members also purchased their pro rata portion of the Unsubscribed Units.

As of December 31, 2012, $434,000 of the net proceeds from the GP Sale, which totaled $507,000 (after the offset of $93,000 of prior advances from Messrs. Anbouba and Montgomery that were applied towards their purchase price amounts due in connection with the GP Sale) were used by the General Partner to fund working capital requirements of the Partnership, including the payment of certain outstanding obligations. All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to Central of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2013 is 1.1% per annum and such rate is adjusted monthly by the IRS under IRB 625. At December 31, 2012, the total amount owed to the General Partner by the Partnership, including accrued interest, was $1,510,000.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007, Regional issued to the Partnership a promissory note in the amount of $2,500,000 (the “Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at December 31, 2012 is $3,859,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. At December 31, 2012, the cash advances made by the Partnership to Regional under the intercompany demand note totaled $1,174,000. The note bears interest at the rate of 10% annually from January 1, 2011. At December 31, 2012, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,401,000, which includes interest at the rate of 10% per annum assessed since January 1, 2011. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Material Agreements

Employment Agreements

During December 2010, the Board of Directors of the General Partner approved employment agreements with each of Messrs. Imad K. Anbouba and Carter R. Montgomery, executive officers of the General Partner. The terms of the employment agreements are essentially identical. During November 2011, Regional entered into an employment agreement with Daniel P. Matthews, its Vice President and General Manager. During March 2013, the General Partner entered into an employment agreement with Ian T. Bothwell, Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional. The provisions of the employment agreements of Messrs. Anbouba, Montgomery, Matthews and Bothwell are set forth in “Item 13 – Certain Relationships and Related Transactions and Direct or Independence – Certain Relationships and Related Transactions – Employment Agreements.”

Unpaid Compensation and Reimbursements

Due to the Partnership’s and the General Partner’s concerns over future liquidity, effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining sufficient funds needed to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since September 2011. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since September 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization. Management intends to resume compensation to the executive officers and satisfy outstanding expense reimbursements to the executive officers and/or their affiliates upon completion of the recapitalization.

Asphalt Agreement

On November 30, 2000, Regional renewed a Storage and Product Handling Agreement with a customer with an effective date of December 1, 2000 (“Asphalt Agreement”). The Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. The Asphalt Agreement was amended on October 15, 2002 with an effective date of December 1, 2002 (“Amended Asphalt Agreement”). The term of the Amended Asphalt Agreement was five years with an option by the customer for an additional five-year renewal term, which the customer exercised in July 2007. After the additional five-year term, the Amended Asphalt Agreement renews automatically for successive one-year terms unless terminated upon 120 days advance written notice by either party. The Asphalt Agreement automatically renewed through December 1, 2013. The annual fee payable to Regional for the initial five-year term of the Amended Asphalt Agreement is approximately $500,000, payable in equal monthly installments, subject to adjustments for inflation and certain facility improvements. In exchange for the annual fee, Regional agrees to provide minimum annual throughput of 610,000 net barrels per contract year, with additional volume to be paid on a per barrel basis. During the term of the Amended Asphalt Agreement, Regional agrees to provide three storage tanks and certain related equipment to the customer on an exclusive basis as well as access to Regional’s barge docking facility.

On March 19, 2012, one of the storage tanks (“Storage Tank”) leased under the Amended Asphalt Agreement was discovered to have a leak. Regional immediately notified the customer and a course of action to accommodate the expected temporary reduction in the customer’s available storage was implemented. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. Regional has notified its insurance providers of the incident. Regional has completed the clean out and examination of the Storage Tank. Regional believes that a portion and/or all of the costs to clean and repair the Storage Tank (“Asphalt Loss”) are covered through Regional’s insurance policies, for which Regional is responsible for deductible amounts of up to $100,000. To date, insurance providers have notified Regional that the incident does not fall within insurance coverage limits. At December 31, 2012, Regional has recorded a loss of $238,000 in connection with the Asphalt Loss, including the estimated amounts to repair the Storage Tank. Lost revenue with respect to the Storage Tank totaled approximately $200,000 in 2012. Regional expects that the Storage Tank will be operational by May 1, 2013.

Fuel Oil Agreement

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (“Fuel Oil Agreement”). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. Pursuant to the agreement, as amended, Regional agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer paid an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the customer and Regional negotiated a new Fuel Oil Agreement whereby Regional was only required to provide two storage tanks through May 2009 and one storage tank through November 30, 2011, which was subsequently extended by the customer through November 30, 2013 in accordance with the terms of the Fuel Oil Agreement. In addition, under the newly negotiated Fuel Oil Agreement, the customer pays an annual tank rental amount of approximately $308,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation. The Fuel Oil Agreement expires on November 30, 2013.

No. 4 Oil Agreement

On January 7, 2009, Regional entered into a Terminal Agreement with Noble Oil Services, Inc. with an effective date of January 7, 2009 and an expiration date of January 6, 2012. The Terminal Agreement provided for the pricing, terms, and conditions under which Regional would provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 4 Oil or vacuum gas oil. Pursuant to the agreement, the customer paid an annual tank rental amount of approximately $330,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew this contract and the storage tank subject to the contract remained idle until January 1, 2013, when it was leased to a new customer (see below).

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

Sodium Hydroxide Agreement

On September 27, 2007, Regional entered into a Terminal Agreement with Suffolk Solutions, an affiliate of Suffolk Sales with an effective date of June 1, 2008 and an expiration date of May 30, 2013, subject to being automatically renewed in one-year increments unless terminated upon 90 days advance written notice by either party. This Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide. Pursuant to the agreement, Regional agrees to provide two storage tanks, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $314,172, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. Regional also contracts with Suffolk to provide other transportation and trans-loading services of specialty chemicals.

No. 6 Oil Agreements

On March 1, 2012, Regional entered into a Services Agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments unless terminated upon 180 days advance written notice by either party. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 oil. Pursuant to the agreement, Regional agrees to provide one storage tank (capacity of approximately 1.2 million gallons), certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $360,000, plus loading and unloading fees. As part of the lease, Regional insulated the tank and made other modifications to the tank and barge line.

MORLIFE 5000 Agreement

During January 1, 2013, Regional entered into a Services Agreement with a customer with an effective date of January 1, 2013 and a termination date of December 31, 2015. The customer has the sole discretion to extend the term of the Services Agreement prior to expiration for up to two successive one-year terms upon providing Regional 90 days advance written notice prior to expiration of the Services Agreement. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of MORLIFE 5000, an asphalt additive. Pursuant to the agreement, Regional agrees to provide the storage tank that is the subject of the contract with certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $420,000, plus loading and unloading fees.

Equipment Leases

Effective January 18, 2012, Regional entered into a Vehicle Maintenance Agreement (“Maintenance Agreement”) with Penske Truck Leasing Co., L. P. (“Penske”) for the maintenance of its owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, tire replacement, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the agreement is 36 months. Regional is obligated to maintain liability insurance coverage on all vehicles naming Penske as a co-insured and indemnify Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement.

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (“New Tractors”) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the New Tractors to Penske (“Lease Agreement”). Under the terms of the Lease Agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional.

The term of the Lease Agreement is for seven years. The New Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

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

Reimbursement Agreements

Effective November 17, 2010, the Partnership moved its principal executive offices to Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with AirNow Compression Systems, LTD, an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the years ended December 31, 2011 and 2012, Regional recorded allocable expenses of $1,089,000 and $386,000, respectively.

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

Registration Rights Agreements

TCW Affiliate

In November 2007, an affiliate of the Partnership entered into a $30 million senior secured credit facility with TCW Asset Management Company (“TCW”), as agent, and TCW Energy Fund X Investors, as holders (“TCW Credit Facility”), in connection with the purchase of certain oil and gas properties located in Haskell, McIntosh and Pittsburg Counties, Oklahoma. The TCW Credit Facility was amended on several occasions and finally settled in May 2009 after TCW issued a “notice of event of default – demand for cure.” As a part of the settlement, the Partnership entered into a registration rights agreement with an affiliate of TCW to provide piggyback registration rights with respect to 400,000 Common Units held by the affiliate of TCW. See Note F – Debt Obligations – TCW Credit Facility to the Audited Financial Statements of the Partnership for the year ended December 31, 2010 contained in the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding the TCW Credit Facility and the settlement arrangements.

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

Limited Partners of Central Energy, LP

Effective as of August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 Common Units of the Partnership. On May 26, 2011, Central Energy, LP distributed 12,724,019 Common Units to its limited partners pursuant to the terms of the Central Energy, LP partnership agreement. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. The limited partners of Central Energy, LP are referred to herein as the “Purchasers.”

The Registration Rights Agreement provides the Purchasers with shelf registration rights and piggyback registration rights, with certain restrictions, with respect to the Common Units held by them (“Registrable Securities”). The Partnership is required to file a shelf registration statement with the SEC on behalf of the Purchasers as soon as practicable after April 15, 2012 and maintain an effective shelf registration statement with respect to the Registrable Securities until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed. The piggyback registration rights permit a Purchaser to elect to participate in an underwritten offering of the Partnership’s securities other than a registration statement filed in connection with the registration of the Partnership’s securities relating solely to (1) employee benefit plans or (2) a Rule 145 transaction. The amount of Registrable Securities that the Purchasers can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

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

Central had a loss from operations for the years ended December 31, 2011 and 2012, and has a deficit in working capital of $5,133,000 at December 31, 2012. During March 2013, the RZB Note ($1,970,000 at December 31, 2012) was repaid with the proceeds from the $1,998,000 advance received by Regional under the Hopewell Loan. Regional’s unpaid income taxes for the 2008 and 2011 Tax Years totaled approximately $189,000 at December 31, 2012, excluding penalties, interest and adjustments for future net operating loss carrybacks, and are required to be paid in accordance with the terms of the IRS 2013 Installment Agreement. In addition, the Partnership is liable for the federal late filing penalties related to the Partnership’s failure to deliver timely Schedules K-1 for the 2009 Tax Year to its Unitholders of up to $1,200,000. RVOP is also responsible for contingencies associated with the TransMontaigne dispute (see Note J – Commitments and Contingencies – TransMontaigne Dispute). The Partnership and the General Partner have limited cash resources and are dependent on Regional to fund ongoing corporate expenses.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the Hopewell Note, and therefore, Central is unable to obtain additional financing collateralized by those assets. While Central believes that Regional has sufficient working capital for 2013 operations assuming (a) the Storage Tank is placed back into service as currently projected, (b) the expected increase in revenues from recent contracts entered into by Regional are realized, (c) the expiring contracts during 2013 are renewed without disruption in service and at terms no less favorable than the existing contract terms, (d) that Regional’s obligations to creditors are not accelerated, and (e) that Regional’s costs to operate do not increase, the amount which can be provided to Central, if any, to fund general overhead is limited.

Should Central need additional capital in excess of the cash generated from operations to make the Hopewell Note payments, for payment of taxes and penalties, for payment of the contingent liabilities, for expansion, repair of the Storage Tank, capital improvements to existing assets, for working capital or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. Management continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. As described above, there is no assurance that Regional will have sufficient working capital to cover any of the ongoing overhead expenses of the Partnership for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. If the Partnership does not have sufficient cash reserves, its ability to pursue additional acquisition transactions will be adversely impacted. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot be raised and cash flow is inadequate, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of (1) Regional to achieve operating results as currently projected, (2) Regional to pay its creditors and the IRS 2013 Installment Agreement as required, (3) the Partnership resolving favorably the exposure for late tax filing penalties for the tax year ended December 31, 2009 and non-delivery of Schedules K-1, (4) RVOP satisfactorily resolving the TransMontaigne dispute, (5) Regional satisfactorily completing the repairs associated with the Asphalt Loss, (6) the Partnership continuing to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, and (7) the Partnership’s ability to receive additional distributions from Regional or future advances from the General Partner in amounts necessary to fund overhead until an acquisition transaction is completed by the Partnership. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to obtain adequate funding to maintain operations and to continue in existence.

To provide the Partnership with the ability it believes necessary to continue in existence, management previously entered into the sale of Partnership Common Units, received funding from the General Partner, including funds from the recently completed GP Sale, completed the Hopewell Loan and repaid the RZB Note and has resolved favorably a portion of the contingencies associated with the Partnership’s late tax filing matters. The Partnership continues taking steps to favorably resolve the remaining late tax filing matters and TransMontaigne contingencies and continues to pursue acquisition transactions. It is Management’s intention to acquire additional assets in 2013 on terms that will enable the Partnership to solidify its ability to continue as a going concern. Please see “Item 1. Business and Properties – Future Operations” for further information on management’s future plans.

Off-Balance Sheet Arrangements

The Partnership and Regional do not have any off-balance sheet arrangements.

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

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Under ASC 350, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company performs an annual impairment test for goodwill in the fourth quarter of each calendar year. No impairment charges were incurred during the years ended December 31, 2011 and 2012.

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

Unit-based compensation — The Partnership utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, the Partnership adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Partnership will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Partnership will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Partnership recorded unit-based payment expense for employees and non-employees of $6,000 ($0.00 per common unit) for the year ended December 31, 2010 under the fair-value provisions of ASC 718. The Partnership did not incur any unit-based payment expense for the year ended December 31, 2012.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Central Energy GP LLC,

General Partner of Central Energy Partners LP and Unitholders of Central Energy Partners LP

We have audited the accompanying consolidated balance sheets of Central Energy Partners LP and Subsidiaries (“Central”) as of December 31, 2011 and December 31, 2012, and the related consolidated statement of operations, partners’ capital (deficit) and cash flows for the years ended December 31, 2011 and 2012. These financial statements are the responsibility of Central’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Central is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Central’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central as of December 31, 2011 and December 31, 2012 and its consolidated statements of operations, partners’ capital and cash flows for the years ended December 31, 2011 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Central will continue as a going concern. As discussed in Note L to the consolidated financial statements, conditions exist which raise substantial doubt about Central’s ability to continue as a going concern due to its insufficient cash flow to pay its current obligations and contingencies as they become due. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded amounts that might be necessary should Central be unable to continue in existence.

/s/ MONTGOMERY COSCIA GREILICH, LLP

MONTGOMERY COSCIA GREILICH, LLP

Plano, Texas

April 1, 2013

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

ASSETS

	2011	2012
Current Assets:
Cash	$101,000	$22,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2011 and 2012)	558,000	647,000
Deferred tax assets	36,000	36,000
Prepaid expenses and other current assets	755,000	788,000

Total current assets	1,450,000	1,493,000
Property, plant and equipment – net	3,920,000	3,562,000
Other assets	-	125,000
Goodwill	3,941,000	3,941,000
Total assets	$9,311,000	$9,121,000

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

	2011	2012
Current Liabilities:
Current maturities of long-term debt	$1,000,000	$1,970,000
Due to General Partner	1,035,000	-
Accounts payable	1,452,000	2,295,000
Taxes payable	193,000	64,000
Unearned revenue	-	70,000
Accrued liabilities	1,711,000	2,227,000

Total current liabilities	5,391,000	6,626,000
Long-term debt obligations	1,610,000	-
Due to General Partner	-	1,510,000
Deferred income taxes	1,389,000	1,092,000

Commitments and contingencies	-	-

Partners’ Capital (Deficit)
Common Units	903,000	(104,000)
General Partner’s equity	18,000	(3,000)
Total partners’ capital (deficit)	921,000	(107,000)
Total liabilities and partners’ capital (deficit)	$9,311,000	$9,121,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2011	Year ended December 31, 2012
Revenues	$6,843,000	$5,470,000
Cost of goods sold	4,798,000	4,979,000

Gross profit	2,045,000	491,000
Selling, general and administrative expenses and other
Legal and professional fees	1,656,000	486,000
Salaries and payroll related expenses	898,000	791,000
Other	788,000	674,000
	3,342,000	1,951,000
Operating loss from continuing operations	(1,297,000)	(1,460,000)
Other income (expense)
Interest expense, net	(189,000)	(202,000)
Gain on sale of tractors	-	256,000
Loss before taxes	(1,486,000)	(1,406,000)
Benefit for income taxes	118,000	378,000
Net loss	$(1,368,000)	$(1,028,000)

Net loss allocable to the partners	(1,368,000)	(1,028,000)
Less General Partner’s interest in net loss	(28,000)	(21,000)
Net loss allocable to the common units	(1,340,000)	(1,007,000)

Net loss income per common unit	$(0.08)	$(0.06)

Weighted average common units outstanding	$15,866,482	$15,866,482

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Common Units
	Units	Amount	General Partner	Total Partners’ Capital (Deficit)

Balance as of December 31, 2010	15,866,482	$2,243,000	$46,000	$2,289,000

Net loss	-	(1,340,000)	(28,000)	(1,368,000)

Balance as of December 31, 2011	15,866,482	$903,000	$18,000	$921,000

Net loss	-	(1,007,000)	(21,000)	(1,028,000)

Balance as of December 31, 2012	15,866,482	$(104,000)	$(3,000)	$(107,000)

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2011	Year ended December 31, 2012
Cash flows from operating activities:
Net loss	$(1,368,000)	$(1,028,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	650,000	565,000
Gain of sale of tractors	-	(256,000)
Changes in current assets and liabilities:
Trade accounts receivable	200,000	(89,000)
Prepaid and other current assets	(21,000)	(33,000)
Other non-current assets	-	(125,000)
Due to/from affiliates, net	944,000	474,000
Trade accounts payable	321,000	843,000
Unearned revenue	-	70,000
Accrued liabilities and other	73,000	516,000
Deferred income taxes – non current	(184,000)	(296,000)
U.S. and foreign taxes payable	(221,000)	(129,000)

Net cash (used in) provided by operating activities	394,000	512,000

Cash flows from investing activities:
Capital expenditures	(104,000)	(462,000)
Proceeds from sale of tractors	-	511,000)
Net cash (used in) provided by investing activities	(104,000)	49,000

Cash flows from financing activities:
Payment of debt	(760,000)	(640,000)
Net cash provided by (used in) financing activities	(760,000)	(640,000)
Net increase (decrease) in cash	(470,000)	(79,000)
Cash at beginning of period	571,000	101,000
Cash at end of period	$101,000	$22,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$209,000	$112,000
Taxes	$264,000	$71,000

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION

Central Energy Partners LP, formerly known as Rio Vista Energy Partners L.P. (“Partnership”), a Delaware limited partnership, was formed by Penn Octane Corporation (“Penn Octane”) on July 10, 2003 and was a wholly-owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (“RVOP”) (ii) transferred Penn Octane’s 99.9% interest in RVOP to the Partnership and (iii) distributed all of its limited partnership interests (“Common Units”) in the Partnership to its common stockholders (“Spin-Off”), resulting in the Partnership becoming a separate public company. The Common Units represent 98% of the Partnership’s outstanding capital and 100% of the Partnership’s limited partnership interests. The remaining 2% represented the General Partner interest. The General Partner is Central Energy GP LLC, formerly known as Rio Vista GP, LLC (“General Partner”) (see Note H — General Partner Interest) which was 75% owned by Penn Octane. Penn Octane had 100% voting control over the General Partner pursuant to a voting agreement with the other owner of the General Partner. The General Partner is entitled to receive distributions from the Partnership on its General Partner interest and additional incentive distributions (see Note H – Partners’ Capital — Distributions of Available Cash) as provided in the Partnership’s partnership agreement. The General Partner has sole responsibility for conducting the Partnership’s business and for managing the Partnership’s operations in accordance with the partnership agreement. Common Unitholders do not participate in the management of the Partnership. The General Partner does not receive a management fee in connection with its management of the Partnership’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on the Partnership’s behalf.

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP, as successor in interest to Central Energy LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement, as amended. At closing, the Partnership sold 12,724,019 Common Units to Central Energy, LP for $3,950,000 and Penn Octane sold 100% of the limited liability company interests in the General Partner (“GP Interests”) to Central Energy, LP for $150,000 (“Sale”). As a result, Penn Octane no longer had any interest in the General Partner or any control over the operations of the Partnership. On May 26, 2011, Central Energy, LP transferred the Newly Issued Common Units to its limited partners. In September 2011, Central Energy, LP transferred all of the GP Interests to its limited partners and the sole members of the general partner of Central Energy, LP. As a result, Central Energy, LP no longer holds any interest in the Partnership or the General Partner.

In July 2007, the Partnership acquired the business of Regional Enterprises, Inc. (“Regional”). The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional also operates a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities. Regional intends to cease operations at the Johnson City facility on March 31, 2013.

For the fiscal year ended December 31, 2012, General Chemical Corporation, Suffolk Sales, and SGR Energy LLC accounted for approximately 16%, 15% and 11% of Regional’s revenues, respectively, and approximately 14%, 13% and 8% of Regional’s accounts receivable, respectively. MeadWestVaco Specialty Chemicals, Inc., accounted for 7% of Regional's revenues and 15% of Regional's accounts receivables. Honeywell International, Inc. accounted for 3% of Regional’s revenues and 22% of Regional’s accounts receivables.

The accompanying consolidated balance sheets includes goodwill in the amount of $3,941,000 at December 31, 2011 and 2012, resulting from the acquisition (see note G).

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the Partnership and its only operating subsidiary, Regional. The Partnership has two other subsidiaries that have no operations – RVOP (see Note J – Commitments and Contingencies – TransMontaigne Dispute) and Rio Vista Operating GP LLC. All significant intercompany accounts and transactions are eliminated. The Partnership and its consolidated subsidiaries are hereinafter referred to as “Central” and/or “Company”.

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

1. Property, Plant and Equipment - continued

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations.

2. Income Taxes

The Partnership’s operations (exclusive of the Partnership Predecessor operations) are treated as a partnership with each partner being separately taxed on its share of the Partnership’s federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the Partnership is subject to the Texas margin tax. Accordingly, the Partnership reflects its tax positions associated with the tax effects of the Texas margin tax in the accompanying consolidated balance sheets. See Note G for additional information regarding the current and deferred tax provisions and obligations.

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

Regional accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, Regional must determine whether any amount of the tax benefit may be recognized. Second, Regional determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. Regional has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2011 and 2012.

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

7. Unit-Based Payment

The Partnership may issue warrants to purchase Common Units to non-employees for goods and services and to acquire or extend debt. Central applies the provisions of ASC 718 to account for such transactions. ASC 718 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the warrants is used to account for such transactions.

Central utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, Central adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Central did not record any unit-based compensation for employees or non-employees for the year ended December 31, 2012 under the fair-value provisions of ASC 718.

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

The Company accounts for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the years ended December 31, 2011 and 2012, the Company had no environmental contingencies requiring specific disclosure or the recording of a liability.

12. Segment Information

The Company reports segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company had only one operating segment (transportation and terminaling business) during the years ended December 31, 2011 and 2012. The following are amounts related to the transportation and terminaling business included in the accompanying consolidated financial statements for the years ended December 31:

	2011	2012

Revenue from external customers	$6,843,000	$5,470,000
Interest expense	$544,000	$571,000
Depreciation and amortization	$650,000	$565,000
Income tax benefit	$118,000	$378,000
Net income (loss)	$(333,000)	$(727,000)
Total assets	$9,176,000	$8,927,000

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

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

14. Subsequent Events

The Company has evaluated subsequent events that occurred after December 31, 2012 through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Company’s financial statements.

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

16. Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Under ASC 350, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company performs an annual impairment test for goodwill in the fourth quarter of each calendar year. No impairment charges were incurred during the years ended December 31, 2011 or 2012.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

17. Concentration of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash balances in different financial institutions. Balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution for interest-bearing accounts. At December 31, 2012, the Company did not have any cash balances in financial institutions in excess of such insurance. Concentrations of credit risk with accounts receivable are mitigated by the Company’s large number of customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

NOTE C — LOSS PER COMMON UNIT

The following tables present reconciliations from net loss per Common Unit to net income loss per Common Unit assuming dilution:

	For the year ended December 31, 2011
	Loss (Numerator)	Units (Denominator)	Per-Unit Amount
Net loss available to the Common Units	$(1,340,000)
Basic EPS

Net loss available to the Common Units	$(1,340,000)	15,866,482	$(0.08)
Effect of Dilutive Securities
Options	-	-	-
Diluted EPS

Net loss available to the Common Units	N/A	N/A	N/A

	For the year ended December 31, 2012
	Loss (Numerator)	Units (Denominator)	Per-Unit Amount
Net loss available to the Common Units	$(1,007,000)
Basic EPS

Net loss available to the Common Units	$(1,007,000)	15,866,482	$(0.06)
Effect of Dilutive Securities
Options	-	-	-
Diluted EPS

Net loss available to the Common Units	N/A	N/A	N/A

NOTE D — 401K

Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) Plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee contributions. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional accrued discretionary contributions for each of the years ended December 31, 2011 and 2012 in the amount of $24,000 and $0, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E — PROPERTY, PLANT AND EQUIPMENT

	December 31, 2011	December 31, 2012

Land	$512,000	$512,000
Terminal and improvements	4,356,000	4,818,000
Automotive equipment	2,697,000	1,341,000
	7,565,000	6,671,000
Less: accumulated depreciation and amortization	(3,645,000)	(3,109,000)
	$3,920,000	$3,562,000

Depreciation expense of property, plant and equipment from operations totaled $650,000 and $565,000 for the years ended December 31, 2011 and 2012, respectively.

Sale of Regional’s Owned Tractor Fleet

On February 17, 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note J), Regional sold six of its owned tractors for proceeds of $97,000 of which $90,000 was used to fund the deposit required pursuant to the aforementioned agreement and the remainder was used for working capital.

During May 2012 and June 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note J), Regional sold 21 of its owned tractors for total proceeds of $410,000. The proceeds were used to meet ongoing debt service obligations (see Note F).

In connection with the sale of the tractor fleet, a gain of $256,000 was recorded during the year ended December 31, 2012.

As a result of the aforementioned sale of Regional’s owned tractors, Regional’s truck fleet currently consists of twenty leased tractors and five owned tractors.

NOTE F — DEBT OBLIGATIONS

	December 31, 2011	December 31, 2012
Long-term debt obligations were as follows:
RZB Note	$2,610,000	$1,970,000
	2,610,000	1,970,000
Less current portion	1,000,000	1,970,000
	$1,610,000	$-

RZB Note

In connection with the acquisition of Regional during July 2007, the Partnership funded a portion of the acquisition through a loan of $5,000,000 (“RZB Note”) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (“RZB”), dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and the Partnership delivered to RZB a pledge of the outstanding capital stock of Regional.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — DEBT OBLIGATIONS - Continued

RZB Note - continued

On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, the Partnership entered into a third amendment to the RZB Note (“Third Amendment”). Under the terms of the Third Amendment, the maturity date of the RZB Note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, was required to be in excess of $3,300,000. In addition, the Third Amendment required the Partnership to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane agreed to loan the Partnership the $1,000,000 of cash collateral held by RZB for purpose of making the required payment described above.

During February 2009, the Partnership entered into a fourth amendment to the RZB Note which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, the Partnership entered into a fifth amendment to the RZB Note which extended the maturity date of the RZB Note through April 30, 2009. The RZB Note was not paid on April 30, 2009.

In June 2009, the Partnership, Penn Octane, Regional and RVOP entered into a Sixth Amendment, Assumption of Obligations and Release Agreement with RZB. As a result of this amendment, Regional replaced the Partnership as the borrower on the loan agreement, and Penn Octane and RVOP were released from their respective obligations under their respective security agreements and as guarantors of the obligations under the RZB Loan Agreement. The maturity date of the RZB Note was changed to April 30, 2012, with Regional required to make monthly principal payments of $120,000 plus interest through March 2012 and $186,000 during April 2012. Under the terms of the sixth amendment, Regional was allowed to distribute up to $100,000 per month to the Partnership provided there were no events of default and the required monthly principal payments were made. Regional was required to maintain a consolidated net worth, plus subordinated debt in excess of $2,600,000.

On March 25, 2010, Regional received a “notice of default and reservation of rights” (“Default Notice”) from RZB in connection with the RZB Note. The Default Notice was the result of Regional’s failure to make the February 2010 principal payment required under Section 2.4(b) of the RZB Note in the amount of $60,000.

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

Under the terms of the Seventh Amendment, Regional was required to provide audited financial statements of Regional for the year ended December 31, 2009 by September 30, 2010 and subsequent annual audited financial statements of Regional within 90 days after the end of each subsequent annual year end. In addition, the Seventh Amendment included additional restrictive covenants related to change in control, change in management and distributions of cash. Per the loan agreement with RZB, Regional was also required to provide certified monthly financial statements to RZB.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — DEBT OBLIGATIONS - Continued

RZB Note - continued

On November 9, 2010, Regional and RZB entered into an Eighth Amendment (“Eighth Amendment”) in connection with the RZB Note. Under the terms of the Eighth Amendment, the RZB Note was amended to provide for the ability of Central Energy, LP to replace Penn Octane as the owner of the General Partner of the Partnership upon consummation of the Securities Purchase and Sale Agreement and makes it an event of default under the RZB Note if (i) Central Energy, LP or Central Energy, LLC, the sole general partner of Central Energy, LP, ceases to own or control, directly or indirectly, at least 51% of the limited liability company interests of the General Partner, (ii) Messrs. Anbouba and Montgomery cease to own and control 100% of the membership interests of Central Energy, LLC or (iii) Central Energy, LLC ceases to be the sole general partner of Central Energy, LP and it also removed the provision that the RZB Note was required to be repaid in full upon any change in control of the general partner of the Partnership.

On September 14, 2012, Regional received a “Response and Notice of Default and Reservation of Rights” (“September 14 Default Notice”) from RZB in connection with the RZB Loan. The September 14 Default Notice was the result of Regional’s failure to make the August 2012 interest payment of $10,619.65 due and payable on September 4, 2012. On October 4, 2012, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (“October 4 Demand Notice”) from RZB in connection with the RZB Loan. The October 4 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $90,000 due and payable on October 1, 2012 and the continued default with respect to the non-payment of the interest payment as set forth in the September 14 Default Notice. The October 4 Demand Notice declared all Obligations (as defined in the RZB Loan) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The October 4 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007, and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2007.

On November 29, 2012, Regional and RZB entered into a “Limited Waiver and Ninth Amendment” (“Ninth Amendment”) to the Loan Agreement. The Ninth Amendment waived the defaults outstanding as set forth in the October 4, Demand Notice and additional defaults arising since the Demand Notice and the execution of the Ninth Amendment. The Ninth Amendment also amended certain other terms of the Loan Agreement. Under the terms of the Ninth Amendment, the maturity date of the RZB note (“RZB Note”) was changed from May 31, 2014 to March 31, 2013, the required monthly amortization payments were reduced to only require monthly amortization payments of $50,000 per month beginning January 31, 2013 and the applicable base margin rate as defined under the Loan Agreement increased from 4.0% to 8.0%. In addition, under the Ninth Amendment, Regional was (a) required to deliver to RZB by January 13, 2013, a copy of an executed letter of intent (“Letter of Intent”) evidencing the intent of an investor (or investors) to provide sufficient financing to Regional to repay the balance of the outstanding obligations under the RZB Note by March 31, 2013 and (b) required to deliver to RZB by February 12, 2013 evidence that the preparation of definitive legal documentation evidencing the transaction contemplated by the Letter of Intent had commenced. Regional made the January 31, 2013 monthly amortization payment and delivered to RZB the Letter of Intent and evidence that legal documentation evidencing the transaction contemplated by the Letter of Intent had commenced.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — DEBT OBLIGATIONS - Continued

RZB Note - continued

On March 1, 2013, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (“March 1, 2013 Demand Notice”) from RZB in connection with the Loan Agreement. The March 1, 2013 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $50,000 due and payable on February 28, 2013 as prescribed under the Ninth Amendment and the continued default with respect to the non-payment of interest and principal due under the Loan Agreement which had been previously waived pursuant to the Ninth Amendment. The March 1, 2013 Demand Notice declared all Obligations (as defined in the Loan Agreement) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The March 1, 2013 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007 and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2006.  In connection with the Hopewell Loan (see “Hopewell Note” below), on March 20, 2013, all obligations unpaid and outstanding under the RZB Loan Agreement totaling $1,975,000 were paid in full. In connection with the closing of the Hopewell Loan Agreement, RZB provided Regional with a payoff letter and released all of the collateral previously held as security.

At December 31, 2012, the borrower under the RZB Note is Regional and all of Regional’s assets, as well as the outstanding capital stock of Regional, were pledged as collateral for the RZB Note. The interest rate is variable and approximated 5.9% and 6.6% for the years ended December 31, 2011 and 2012, respectively.

Hopewell Note

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell will loan Regional of up to $2,500,000 (“Hopewell Loan”), of which $1,998,000 was advanced on such date. William M. Comegys III, a member of the Board of Directors of the General Partner, is a member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

In connection with the Hopewell Loan, Regional issued Hopewell a promissory note (“Hopewell Note”) and granted Hopewell a security interest in all of Regional’s assets, including a first lien mortgage on the real property owned by Regional and an assignment of rents and leases and fixtures on the remaining assets of Regional. In connection with the Hopewell Loan, the Partnership delivered to Hopewell a pledge of the outstanding capital stock of Regional and the Partnership entered into an unlimited guaranty for the benefit of Hopewell. In addition, Regional and the Partnership entered into an Environmental Certificate with Hopewell representing as to the environmental condition of the property owned by Regional, agreeing to clean up or remediate any hazardous substances from the property, and agreeing, jointly and severally, to indemnify Hopewell from and against any claims whatsoever related to any hazardous substance on, in or impacting the property of Regional.

The principal purpose of the Hopewell Loan was to repay the entire amounts due by Regional to RZB in connection with the Loan Agreement totaling $1,975,000 at the time of payoff, including principal, interest and legal fees and other expenses owed in connection with the Loan Agreement. Any additional amounts provided under the Hopewell Loan to Regional will be used for working capital.

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Based on the amounts advanced under the Hopewell Loan as of March 20, 2013, Regional is required to make interest payments only of $20,000 per month for the first six months and then 29 equal monthly payments of $44,500 (principal and interest) from the seventh month through the 35th month with a balloon payment of $1,193,000 due on March 19, 2016.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — DEBT OBLIGATIONS - Continued

Hopewell Note - continued

Per the Hopewell Loan Agreement, Regional is required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to Regional, declare the Hopewell Note immediately due and payable.

At December 31, 2012, maturities of long-term debt were as follows:

2013	$1,970,000
2014	-
2015	-
2016	-
2017	-
Thereafter	-
$1,970,000

NOTE G — INCOME TAXES

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for Regional were as follows at:

	December 31, 2011		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Depreciation (basis difference in fixed assets)	$-	$1,393,000	$-	$1,097,000
Accrued Expenses	36,000	-	36,000	-
Net operating loss carry-forward	4,000	-	4,000	-
Other	-	-	-	-
	40,000	1,393,000	40,000	1,097,000
Less: valuation allowance	-	-	-	-
	$40,000	$1,393,000	$40,000	$1,097,000

	December 31, 2011	December 31, 2012
Net Deferred Tax Assets (Current)	$36,000	$36,000
Net Deferred Tax Assets (Non-Current)	$4,000	$4,000
Net Deferred Tax Liabilities (Current)	—	—
Net Deferred Tax Liabilities (Non-Current)	$(1,393,000)	$(1,097,000)

Tax Expense for Regional, was as follows at:

	December 31, 2011	December 31, 2012
Current Tax Expense	$58,000	$(82,000)
Deferred Tax Benefit	(176,000)	(296,000)
Total	$(118,000)	$(378,000)

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — INCOME TAXES - Continued

U.S. and State income taxes were entirely associated with the taxable subsidiary of the Partnership – Regional.

Regional establishes a valuation allowance on its deferred tax assets when management determines that it is more likely than not to be realized.

The tax years that remain open to examination are 2008 to 2011.

A reconciliation of the U.S. Federal statutory tax rate to Central’s effective tax rate is as follows:

	December 31, 2011	December 31, 2012
Net loss before taxes	$(1,486,000)	$(1,406,000)
Financial statement income taxed at partner level	(1,034,000)	(300,000)
Loss from Regional	(452,000)	(1,106,000)
Income tax expense at statutory rate (34%)	(154,000)	(376,000)
Deferred correction	(112,000)	-
Permanent differences and other	145,000	(2,000)
State taxes	2,000	-
Income tax benefit	$(118,000)	$(378,000)

The Partnership is taxed as a partnership under Code Section 701 of the Internal Revenue Code. All of the Partnership’s subsidiaries except for Regional are taxed at the partner level, therefore, the Partnership has no U.S. income tax expense or liability. The Partnership’s significant basis differences between the tax bases and the financial statement bases of its assets and liabilities are depreciation of fixed assets. Compensation expense may or may not be recognized for tax purposes depending on the exercise of related options prior to their expiration.

Tax Liabilities

IRS Installment Agreement

On November 17, 2010, Regional entered into an installment agreement (“IRS Installment Agreement”) with the Internal Revenue Service (“IRS”) for the payment of $384,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the period November 2006 to July 27, 2007. Under the terms of the IRS Installment Agreement, Regional paid $60,000 upon entering into the IRS Installment Agreement and was required to pay $20,000 per month beginning December 2010 (except the January 2011 monthly installment whereby the monthly payment amount was $40,000) until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, were paid in full. In addition to the $384,000, the IRS Installment Agreement provided for the $198,000 of income taxes, penalties and interest due in connection with the December 31, 2008 income tax return that was filed in 2010 to be included as part of the overall balance of the IRS Installment Agreement at such time that those balances outstanding were formally assigned for collection within the IRS. Regional paid all taxes due and owing to the IRS for the tax period July 28, 2007 to December 31, 2007 prior to entering into the IRS Installment Agreement.

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — INCOME TAXES - Continued

Tax Liabilities - continued

IRS 2013 Installment Agreement

As of December 31, 2012, Regional has accrued $64,000 for federal and state income taxes for the taxable year ended December 31, 2011, which includes $125,000 of income tax benefits recorded in December 2012 resulting from losses incurred during the year ended December 31, 2012 which Regional intends to carryback and amend the previously filed income tax return for the year ended December 31, 2011. Due to Regional’s deficit in working capital, Regional has thus far been unable to make any significant estimated tax payments for the taxable year ended December 31, 2011. Under the provisions of the Code, taxpayers are subject to penalties for late payment of taxes based on the original amount of tax reported without consideration for reductions in actual taxes owed resulting from a carryback of losses from a future tax period. As a result, Regional will be assessed penalties for late payment of taxes with respect to the 2011 tax year, the amount of which will depend on the actual timing of payments. Regional was also notified by the IRS during 2012 that penalties were due in connection with the failure to pay the taxes originally reported due for the tax year December 31, 2008 as described above, which were subsequently reduced to zero as a result of a carryback of net operating losses that were incurred for the year ended December 31, 2009. Regional has appealed the decision by the IRS which originally denied the request by Regional to have the penalties which were assessed in connection with the 2008 tax return abated due to reasonable cause.

On February 18, 2013, Regional submitted an installment agreement (the “IRS 2013 Installment Agreement”) with the IRS for the payment of $205,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the years December 31, 2008 and December 31, 2011. Regional has yet to receive confirmation from the IRS that the IRS 2013 Installment Agreement has been approved. Under the terms of the IRS 2013 Installment Agreement, Regional paid $5,000 on February 25, 2013 and is required to make payments of $10,000 per month beginning March 25, 2013 until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, have been paid in full. Regional intends to file an amendment to the previously filed 2011 tax return which would reduce the amount of income taxes due for that period and Regional is currently appealing the denial by the IRS to abate penalties assessed in connection with the 2008 tax return. The IRS 2013 Installment Agreement does not provide the ability to offset or reduce the amount of the obligation based on future adjustments to amounts due which originally comprised the amounts due under the IRS 2013 Installment Agreement. The IRS can cancel the IRS 2013 Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested. Regional has timely applied for an automatic extension to file its 2012 federal and state income tax returns and expects to deliver the 2012 tax returns by the required extensions due date, which is September 15, 2013.

Late Filings and Delivery of Schedules K-1 to Unitholders

The Partnership does not file a consolidated tax return with Regional since this wholly-owned subsidiary is a C corporation. On June 14, 2011, the Partnership filed the previously delinquent federal partnership tax returns for the periods from January 1, 2008 through December 31, 2008 and January 1, 2009 through December 31, 2009. On June 23, 2011, the Partnership also distributed the previously delinquent Schedules K-1 for such taxable periods to its Partners. The Partnership timely filed its federal partnership tax returns for the years ended December 31, 2010 and December 31, 2011, and delivered the Schedules K-1 to its Unitholders for those tax periods. The Partnership also filed all of the previously delinquent required state partnership tax returns for the years ended December 31, 2008 and 2009 during 2011. The Partnership timely filed all the required state partnership tax returns for the years ended December 31, 2010 and December 31, 2011. The Internal Revenue Code of 1986, as amended (the “Code”), provides for penalties to be assessed against taxpayers in connection with the late filing of the federal partnership returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns under certain circumstances. The Internal Revenue Service (“IRS”) previously notified the Partnership that its calculation of penalties for the delinquent 2008 and 2009 tax returns was approximately $2.5 million.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — INCOME TAXES - Continued

Tax Liabilities - Continued

Late Filings and Delivery of Schedules K-1 to Unitholders - continued

The Partnership previously estimated that the maximum penalty exposure for all state penalties for delinquent 2008 and 2009 tax returns was $940,000.

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for the tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. During September 2011, the Partnership received notice from the IRS that is was opening an administrative procedure to audit the 2008 and 2009 tax returns of the Partnership and Central Energy GP LLC. On November 19, 2012, the Partnership received a notice from the IRS that its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009, was denied (“Notice”). The Notice indicated that the information submitted in connection with the request did not establish reasonable cause or show due diligence. In connection with the Notice, the Partnership had the right to appeal the decision and/or supply additional information for the IRS to reconsider the denial. On January 11, 2013, the Partnership submitted its appeal of the Notice. On February 8, 2013, the Partnership received notice from the IRS that its request to remove the 2008 penalties was granted and that the request to remove the 2009 penalties was currently under review. The Partnership would be entitled to pursue other avenues of relief if all of its appeal efforts for the removal of the 2009 penalties are unsuccessful. The amount of the IRS penalties for the 2009 tax year total approximately $1.2 million and continue to accrue interest until the penalties are ultimately satisfied.

Since filing the delinquent 2008 and 2009 state partnership tax returns, the Partnership had also (i) submitted a request for abatement of penalties based on reasonable cause and/or (ii) applied for participation into voluntary disclosure and compliance programs for first offenders which provide relief of the penalties to those states which impose significant penalties for late filing of state returns (“Requests”). During 2012, the Partnership received notices from all of the applicable states that the Requests to have the penalties abated and/or waived through participation in voluntary disclosure and compliance programs were granted.

The Partnership has accrued a total of approximately $1.1 million through December 31, 2012 as its estimate of the penalty exposure related to its failure to file timely its federal tax return for the 2009 tax year. The Partnership no longer is liable for penalties for late filings of state tax returns for 2008 and 2009. There can be no assurance that the Partnership’s request for relief from the federal tax penalties will be approved by the IRS or that the Partnership’s estimate of its penalty exposure is accurate. The Partnership does not currently have the financial resources to pay the penalties that may be assessed by the IRS.

The Partnership expects to deliver Schedules K-1 for the 2012 Tax Year to its Unitholders by the required due date, which is April 15, 2013 unless the Partnership applies for an automatic extension to September 15, 2013, which it intends to do. However, there is no certainty that the Schedules K-1 for the 2012 Tax Year will be completed and delivered timely to Unitholders by the Partnership due its lack of operating capital.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H — PARTNERS’ CAPITAL

Private Placement of Common Units

The Common Units represent limited partner interests in the Partnership. The holders of Common Units are entitled to participate in the Partnership’s distributions and exercise the rights or privileges available to limited partners under the Partnership Agreement. The holders of Common Units have only limited voting rights on matters affecting the Partnership. Holders of Common Units have no right to elect the General Partner or its directors on an annual or other continuing basis. Messrs. Anbouba and Montgomery and Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (the “Cushing Fund”) have the right to appoint the directors of the General Partner. Although the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to the Partnership and its Unitholders, the directors of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Central Energy LLC. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding Common Units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of Unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes. In addition, the partnership agreement contains provisions limiting the ability of holders of Common Units to call meetings or to acquire information about Central’s operations, as well as other provisions limiting the holders of Common Units ability to influence the manner or direction of management.

On November 17, 2010, the Partnership sold 12,724,019 newly-issued Common Units to Central Energy LP for $3,950,000 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane Corporation and Central Energy LP. The Partnership utilized $1,200,000 of the proceeds from the transaction to settle all amounts owing to Penn Octane and the General Partner, $2,200,000 of the proceeds to pay transaction costs and to settle certain outstanding obligations of the Partnership at the time of the sale and $700,000 for working capital. As a result of the settlements of liabilities and contingencies, The Partnership recorded a gain of $2,308,000 from the settlement of certain existing obligations during the year ended December 31, 2010.

On May 26, 2011, pursuant to the terms of its limited partnership agreement, Central Energy LP distributed the Newly Issued Common Units of the Partnership to its limited partners. As a result, the Cushing Fund holds 7,413,013 Common Units of the Partnership (46.7%) and 25% of the GP Interests. Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.4%). Messrs. Anbouba and Montgomery were not distributed any Newly Issued Common Units from Central Energy, LP.

General Partner Interest

The General Partner owns a 2% general partner interest in the Partnership. On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP, as successor in interest to Central Energy LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement, as amended. At closing, the Partnership sold the 12,724,019 Common Units to Central Energy, LP and Penn Octane sold 100% of the limited liability company interests in the General Partner to Central Energy, LP for $150,000. As a result, Penn Octane no longer has any interest in the General Partner or any control over the operations of the Partnership.

In accordance with the terms of the limited partnership agreement of Central Energy, LP, it distributed all of the GP Interests in Central Energy GP LLC, the General Partner, to its limited partners in September 2011. Messrs. Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner, each beneficially own 30.17% of the GP Interests. The Cushing Fund holds 25% of the GP Interests and the remaining interests are held by others, none representing more than 5% individually. The General Partner generally has unlimited liability for the obligations of the Partnership, such as its debts and environmental liabilities, except for those contractual obligations of the Partnership that are expressly made without recourse to the General Partner.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H — PARTNERS’ CAPITAL - Continued

Distributions of Available Cash

Until December 2010, all Unitholders had the right to receive distributions from the Partnership of “available cash” as defined in the partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter.

In 2008, the Partnership made distributions of $1,308,000 to Unitholders and $27,000 to the General Partner for the quarters ended March 31 and June 30, 2008. The Partnership has not made any distributions since August 18, 2008 for the quarter ended June 30, 2008. The amount of the distributions paid through the June 2008 quarterly distribution represented the minimum quarterly distributions required to be made by the Partnership pursuant to the Partnership Agreement through that date.

In December 2010, the General Partner and more than a majority in interest of the limited partners holding Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that the Partnership was no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment is that the Partnership was not obligated to Unitholders for unpaid minimum quarterly distributions prior to the quarter beginning October 1, 2011 and Unitholders would only be entitled to minimum quarterly distributions arising from the quarter beginning October 1, 2011 and thereafter. This amendment was incorporated into the Partnership Agreement in April 2011. Based on Central’s current cash flow constraints and the likelihood of a restriction on distributions by the Partnership as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Unitholders holding more than a majority in interest of the Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of “Common Unit Arrearages” or “Cumulative Common Unit Arrearages” from the quarter beginning October 1, 2011 until an undetermined future quarter to be established by the Board of Directors of the General Partner. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions until such time as the Board of Directors of the General Partner reinstates the obligation to make minimum quarterly distributions. Unitholders will only be entitled to minimum quarterly distributions arising from and after the date established by the Board of Directors for making such distributions.

At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries. In addition to eliminating the obligation to make payments of minimum quarterly distributions until an undetermined future quarter to be established by the Board of Directors of the General Partner, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and any additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with an acquisition by the Partnership since the financing of an acquisition is likely to involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H — PARTNERS’ CAPITAL - Continued

Distributions of Available Cash - continued

In addition to its 2% General Partner interest, the General Partner is currently the holder of incentive distribution rights which entitled the holder to an increasing portion of cash distributions as described in the Partnership Agreement. As a result, cash distributions from the Partnership are shared by the holders of the Common Units and the General Partner interest based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the Common Units as annual cash distributions exceed certain milestones.

NOTE I — UNIT OPTIONS

Options

The Partnership has no employees and is managed by its General Partner. The Partnership applies ASC 718 for options granted to employees and directors of the General Partner and ASC 505 for options issued to acquire goods and services from non-employees of the General Partner. No options were granted to employees, directors or non-employees of the General Partner for the years ended December 31, 2011 or 2012. For options granted to non-employees of the General Partner, Central applies the provisions of ASC 505 to determine the fair value of the options issued.

Equity Incentive Plan

On March 9, 2005, the Board of Directors of the General Partner approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of Central or the General Partner or any affiliate of Central or the General Partner. The 2005 Plan provides that each outside director of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 Common Units, in an equal amount as determined by the Board of Directors. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan remains available for the grant of awards until March 9, 2015, or such earlier date as the Board of Directors may determine. The 2005 Plan is administered by the compensation committee of the Board of Directors. In addition, the Board of Directors may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the Partnership Agreement and the then applicable rules of the NASDAQ National Market, no approval of the 2005 Plan by the Unitholders of the Partnership was required.

On May 28, 2008, the Partnership and Strategic Growth International (“SGI”) entered into a one-year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2009 with an effective date of December 1, 2008. In connection with the agreement, the Partnership granted SGI 50,000 options to purchase Common Units of Central at an exercise price of $12.00 per Common Unit. As a result of the aforementioned cancellation, the number of Common Units to be issued upon exercise of the option was reduced to 25,000 Common Units. During the three months ended June 30, 2011, the options expired without being exercised.

The Securities Purchase and Sale Agreement (the “Sale Agreement”) was entered into in May 2010. The Sale Agreement was amended several times and on November 17, 2010, the contemplated transaction was closed. As a part of the transaction, Ian T. Bothwell, Chief Executive Officer of Penn Octane, the then Chief Executive Officer of the General Partner and the current Executive Vice President, Chief Financial Officer and Secretary of the General Partner, the then Board of Directors of Penn Octane and/or Mangers of the General Partner Bruce I. Raben, Ricardo Canney, Murray J. Feiwell, Nicholas J. Singer and Douglas L. Manner entered into a Conditional Acceptance of Settlement Offer and Release with the Partnership and the General Partner whereby each of them agreed to the cancellation of all commitments to issue common unit options as partial consideration for releases by the Partnership and the General Partner of any and all claims the Partnership and the General Partner had or might have against such individuals. As a result, no Partnership common unit options to these individuals were outstanding upon consummation of the Sale Agreement.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I — UNIT OPTIONS - Continued

Equity Incentive Plan - continued

A summary of the status of the Partnership’s options for the years ended December 31, 2011 and 2012, and changes during the years ending on these dates are presented below:

	2011		2012
Options	Common Units	Weighted Average Exercise Price	Common Units	Weighted Average Exercise Price
Outstanding at beginning of year	38,542	$13.64	13,542	$16.66
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(25,000)	$12.00	(13,542)	$16.66
Outstanding at end of year	13,542	$16.66	-	-
Options exercisable at end of year	13,542		-	-

There were no options granted during the years ended December 31, 2011 and 2012. At December 31, 2012, there were no options outstanding under the 2005 Plan. At December 31, 2012, approximately 622,310 Common Units remain available for issuance under the 2005 Plan.

On March 20, 2013, the Board of Directors of the General Partner (the “Board”), approved the entering into an employment agreement (“Agreement”) with Mr. Ian T. Bothwell (“Executive”), Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional (see Note J). Under the terms of the Agreement, the Executive is to be granted 200,000 Common Units of the Partnership under the 2005 Plan which shall vest immediately upon such grant as set forth in a separate Unit Grant Agreement between the Executive and the General Partner.

In addition to any grants of Common Units or other securities of the Partnership as the Compensation Committee of the Board may determine from time to time pursuant to one or more of the General Partner’s benefit plans, the General Partner shall provide to the Executive one or more future grants of Common Units equal to the number of common units determined by dividing (1) one and one-half percent (1.5%) of the gross amount paid for each of the next one or more acquisitions completed by the Partnership and/or an affiliate of the Partnership during the term of the Agreement, which gross amount shall not exceed $100 million (each an “Acquisition”), by (2) the average value per common unit assigned to the equity portion of any consideration issued by the Partnership and/or an affiliate of the Partnership to investors in connection with each Acquisition including any provisions for adjustment to equity as offered to investors, if applicable. In the event the General Partner does not extend the Agreement after the second anniversary date thereof for any reason other than as provided in the Agreement, the Partnership shall issue to the Executive the number of Common Units determined by dividing (1) the amount calculated by multiplying three-quarters of one percent (0.75%) times the sum determined by subtracting the gross amount paid for each of the Acquisitions completed by the Partnership and/or an affiliate of the Partnership during the term of the Executive’s employment by the General Partner from $100 million by (2) the average value per common unit assigned to the equity portion of any consideration issued by the Partnership and/or an Affiliate of the Partnership to investors in connection with each Acquisition including any provisions for adjustment to equity as offered to investors, if applicable. The Common Units subject to issuance above will be issued pursuant to a Unit Grant Agreement, which grant will be governed by the terms and conditions of the 2005 Plan (or its successor). The right to receive the Common Units pursuant to the above will not terminate until fully issued in the event the Executive is (a) terminated by the General Partner without Cause, (b) the Executive resigns for Good Reason, (c) a termination resulting from a Change in Control of the General Partner, or (d) a termination resulting from the Death or Disability of the Executive as more fully described in the Agreement.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional. Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance (“VOSH”) issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. The citation arose from allegations that Regional had failed to evaluate properly the provision and use of employer-supplied equipment.  During September 2012, the Court dismissed the citations after a bench trial. In January 2013, the final order in the matter was issued by the Court.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. There were four citations involved in the case referenced above.  One of the citations arose from the Commissioner's allegations that Regional had exposed this employee to levels of hydrogen sulfide gas in excess of the levels permitted by applicable regulations. Another citation arose from the Commissioner's allegations that Regional had not provided respiratory protection equipment needed to protect this employee from hazards in the workplace. The other two citations arose from the Commissioner's allegations that Regional had not evaluated the need for respiratory equipment in this work environment and had not evaluated the need to create a confined-space permit entry system for the employee's work in taking a sample of turpentine from the top of the railcar. During September 2012, the Court dismissed the first two citations after a bench trial. The Court subsequently dismissed the remaining other two citations.  A final order in the case is expected shortly. At this time, counsel for Regional does not anticipate an appeal by VOSH.

TransMontaigne Dispute

Rio Vista Operating Partnership L.P. (“RVOP”) is a subsidiary of the Partnership which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (“LPG Assets”) to it by Penn Octane Corporation upon formation of the Partnership. It sold all of the LPG Assets to TransMontaigne in two separate transactions. The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006. In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico. The Purchase and Sale Agreement dated December 26, 2007 (“Purchase and Sale Agreement”) between TransMontaigne and RVOP provided for working capital adjustments and indemnification under certain circumstances. RVOP has received demands for indemnification dated December 17, 2008, December 31, 2008, March 17, 2009, May 12, 2009, May 18, 2009, March 18, 2010, September 22, 2010 and January 24, 2011 (“Indemnification Notices”) seeking reimbursement from RVOP for $775,000 in claims relating to working capital adjustments and indemnification obligations as prescribed under the Purchase and Sale Agreement.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Legal Proceedings – continued

TransMontaigne Dispute - continued

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

Terminal Operator Status of Regional Facility

In May 2011, Regional was contacted by the IRS regarding whether its Hopewell, Virginia facility would qualify as a “terminal operator” which handles “taxable fuels” and accordingly is required to register through a submission of Form 637 to the IRS. Code Section 4101 provides that a “fuel terminal operator” is a person that (a) operates a terminal or refinery within a foreign trade zone or within a customs bonded storage facility or, (b) holds an inventory position with respect to a taxable fuel in such a terminal. In June 2011, an agent of the IRS toured the Hopewell, Virginia facility and notified the plant manager verbally that he thought the facility did qualify as a “terminal operator.” As a result, even though Regional disagrees with the IRS agent’s analysis, it elected to submit, under protest, to the IRS a Form 637 registration application in July 2011 to provide information about the Hopewell facility. Regional believes that its Form 637 should be rejected by the IRS because (1) the regulations do not apply to Regional’s facility, (2) the items stored do not meet the definition of a “taxable fuel” and (3) there were no taxable fuels being stored or expected to be stored in the foreseeable future that would trigger the registration requirement. Regional had not received a response with respect to its Form 637 submission or arguments that it is not subject to the Requirements. During December 2012, Regional received notification from IRS’ appeals unit (“Appeals Unit”) that the above matter was under review. A telephonic meeting took place in January 2013 whereby the Appeal Unit determined that Regional did not meet the conditions of a terminal operator which handled taxable fuels and that the matter was dismissed. Regional is awaiting a final determination letter from the IRS. As indicated above, should Regional’s operations in the future include activities which qualify Regional as a terminal operator which handles taxable fuels as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material and Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

The Partnership and its subsidiaries are involved with other proceedings, lawsuits and claims in the ordinary course of its business. Central believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Leases

Penske Truck Lease

Effective January 18, 2012, Regional entered into a Vehicle Maintenance Agreement (“Maintenance Agreement”) with Penske Truck Leasing Co., L. P. (“Penske”) for the maintenance of its owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, tire replacement, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the agreement is 36 months. Regional is obligated to maintain liability insurance coverage on all vehicles naming Penske as a co-insured and indemnify Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement.

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (“New Tractors”) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the New Tractors to Penske (“Lease Agreement”). Under the terms of the Lease Agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional.

The term of the Lease Agreement is for seven years. The New Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

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

Rent expense for all operating leases was $22,000 and $337,000 for the years ended December 31, 2011 and 2012, respectively.

Agreements

Asphalt Agreement

On November 30, 2000, Regional renewed a Storage and Product Handling Agreement with a customer with an effective date of December 1, 2000 (“Asphalt Agreement”). The Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. The Asphalt Agreement was amended on October 15, 2002 with an effective date of December 1, 2002 (“Amended Asphalt Agreement”). The term of the Amended Asphalt Agreement was five years with an option by the customer for an additional five-year renewal term, which the customer exercised in July 2007. After the additional five-year term, the Amended Asphalt Agreement renews automatically for successive one-year terms unless terminated upon 120 days advance written notice by either party. The Asphalt Agreement automatically renewed through December 1, 2013. The annual fee payable to Regional for the initial five-year term of the Amended Asphalt Agreement is approximately $500,000, payable in equal monthly installments, subject to adjustments for inflation and certain facility improvements. In exchange for the annual fee, Regional agrees to provide minimum annual throughput of 610,000 net barrels per contract year, with additional volume to be paid on a per barrel basis. During the term of the Amended Asphalt Agreement, Regional agrees to provide three storage tanks and certain related equipment to the customer on an exclusive basis as well as access to Regional’s barge docking facility.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Agreements - continued

Asphalt Agreement - continued

On March 19, 2012, one of the storage tanks (“Storage Tank”) leased under the Amended Asphalt Agreement was discovered to have a leak. Regional immediately notified the customer and a course of action to accommodate the expected temporary reduction in the customer’s available storage was implemented. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. Regional has notified its insurance providers of the incident. Regional has completed the clean out and examination of the Storage Tank. Regional believes that a portion and/or all of the costs to clean and repair the Storage Tank (“Asphalt Loss”) are covered through Regional’s insurance policies, for which Regional is responsible for deductible amounts of up to $100,000. To date, insurance providers have notified Regional that the incident does not fall within insurance coverage limits. At December 31, 2012, Regional has recorded a loss of $238,000 in connection with the Asphalt Loss, including the estimated amounts to repair the Storage Tank. Lost revenue with respect to the Storage Tank totaled approximately $200,000 in 2012. Regional expects that the Storage Tank will be operational by May 1, 2013.

Fuel Oil Agreement

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (“Fuel Oil Agreement”). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. Pursuant to the agreement, as amended, Regional agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer paid an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the customer and Regional negotiated a new Fuel Oil Agreement whereby Regional was only required to provide two storage tanks through May 2009 and one storage tank through November 30, 2011, which was subsequently extended by the customer through November 30, 2013 in accordance with the terms of the Fuel Oil Agreement. In addition, under the newly negotiated Fuel Oil Agreement, the customer pays an annual tank rental amount of approximately $308,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation. The Fuel Oil Agreement expires on November 30, 2013.

No. 4 Oil Agreement

On January 7, 2009, Regional entered into a Terminal Agreement with Noble Oil Services, Inc. with an effective date of January 7, 2009 and an expiration date of January 6, 2012. The Terminal Agreement provided for the pricing, terms, and conditions under which Regional would provide terminal facilities and services to the customer for the receipt, storage (“Tank 120”) and distribution of No. 4 Oil or vacuum gas oil. Pursuant to the agreement, the customer paid an annual tank rental amount of approximately $330,000, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. The customer did not renew this contract and Tank 120 remained idle until January 1, 2013 when it was leased to a new customer (see below).

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

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

Sodium Hydroxide Agreement

On September 27, 2007, Regional entered into a Terminal Agreement with Suffolk Solutions, an affiliate of Suffolk Sales with an effective date of June 1, 2008 and an expiration date of May 30, 2013 subject to being automatically renewed in one-year increments unless terminated upon 90 days advance written notice by either party. This Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide. Pursuant to the agreement, Regional agrees to provide two storage tanks, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $314,172, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. Regional also contracts with Suffolk to provide other transportation and trans-loading services of specialty chemicals.

No. 6 Oil Agreements

On March 1, 2012, Regional entered into a Services Agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments unless terminated upon 180 days advance written notice by either party. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 oil. Pursuant to the agreement, Regional agrees to provide one storage tank (capacity of approximately 1.2 million gallons), certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $360,000, plus loading and unloading fees. As part of the lease, Regional insulated the tank and made other modifications to the tank and barge line.

MORLIFE 5000 Agreement

During January 1, 2013, Regional entered into a Services Agreement with a customer with an effective date of January 1, 2013 and a termination date of December 31, 2015. The customer has the sole discretion to extend the term of the Services Agreement prior to expiration for up to two successive one-year terms upon providing Regional 90 days advance written notice prior to expiration of the Services Agreement. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of MORLIFE 5000, an asphalt additive. Pursuant to the agreement, Regional agrees to provide Tank 120, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $420,000, plus loading and unloading fees.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Employment Agreements

Messrs. Imad K. Anbouba and Carter R. Montgomery

During December 2010, the Board of Directors of the General Partner approved employment agreements with each of Messrs. Imad K. Anbouba and Carter R. Montgomery, Executive Officers of the General Partner. The general terms of the employment agreements, which are essentially identical, include:

•	the term of employment is for a period of three years unless terminated, renegotiated and/or the occurrence of an event as more fully described in the employment agreements;

•	each employee will serve as executives of the General Partner;

•	each employee will receive an annual salary of $80,000 which may be adjusted upward from time to time as determined by the Board of Managers (commencing in 2011);

•	each employee may receive bonuses, commissions or other discretionary compensation payments, if any, as the Board of Managers may determine to award from time to time;

•	each employee shall be entitled to five weeks of paid vacation during each 12 month period of employment beginning upon the effective date of the Employment Agreements;

•	each employee will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by the General Partner; and

•	the employment agreements terminate (a) upon death, (b) at any time upon notice from the General Partner for cause as more fully defined in the employment agreements, (c) by the General Partner, without cause, upon 30 days advance notice to employee, or (d) by the employee at any time for Good Reason (as more fully defined in the employment agreements) or (e) without Good Reason (as more fully defined in the employment agreements) upon 30 days advance notice to the General Partner.

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Employment Agreements - Continued

Mr. Daniel P. Matthews

On November 22, 2011, Regional Enterprises, Inc., a wholly-owned subsidiary of the Partnership, entered into an employment agreement with Mr. Daniel P. Matthews, Vice President and General Manager of Regional (Employee). The general provisions of the employment agreement (Agreement) include:

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Employment Agreements - Continued

Mr. Ian T. Bothwell

On March 20, 2013, the Board of Directors of the General Partner (the “Board”) approved the entering into an employment agreement with Mr. Ian T. Bothwell, Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional (“Executive”). The general provisions of the employment agreement (“Agreement”) include:

•	the term of employment is for a period of two years unless terminated as more fully described in the Agreement; provided, that on the second anniversary and each annual anniversary thereafter, the Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days’ prior to the applicable renewal date;

•	the Executive will serve as Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional;

•	the Executive will receive an annual salary of $275,000 (“Base Salary”) which may be adjusted from time to time as determined by the Board of Directors of the General Partner (as more fully described in the Agreement, Regional will pay a minimum of 75% of the Base Salary);

•	for each calendar year of the employment term, the Executive shall be eligible to receive a discretionary bonus to be determined by the General Partner’s Board of Directors in its sole and absolute discretion;

•	the Executive shall be entitled to five weeks of paid vacation during each 12-month period of employment beginning upon the effective date of the Agreement;

•	the Executive will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by the General Partner;

•	the Agreement terminates (a) upon death, (b) at any time upon notice from the General Partner for cause as more fully defined in the Agreement, (c) by the General Partner, without cause, upon 15 days advance notice to the Executive, or (d) by the Executive at any time for Good Reason (as more fully defined in the Agreement) or (e) by Executive without Good Reason (as more fully defined in the Agreement) upon 15 days advance notice to the General Partner;

•	the Executive will be granted 200,000 Common Units of the Partnership under the General Partner’s 2005 Plan which shall vest immediately upon such grant as set forth in a separate Unit Grant Agreement between the Executive and the General Partner. All of the terms and conditions of such grant shall be governed by the terms and conditions of the 2005 Plan and the Unit Grant Agreement; and

•	in addition to any grants of Common Units or other securities of the Partnership as the Compensation Committee of the Board may determine from time to time pursuant to one or more of the Partnership’s benefit plans, the General Partner shall provide to the Executive one or more future grants of Common Units of the Partnership equal to the number of common units determined by dividing (1) one and one-half percent (1.5%) of the gross amount paid for each of the next one or more acquisitions completed by the Partnership, and/or an affiliate of the Partnership during the term of this Agreement, which gross amount shall not exceed $100 million (each an “Acquisition”), by (2) the average value per common unit assigned to the equity portion of any consideration issued by the Partnership and/or an affiliate of the Partnership to investors in connection with each Acquisition including any provisions for adjustment to equity as offered to investors, if applicable.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Employment Agreements – Continued

Mr. Ian T. Bothwell -Continued

In the event the General Partner does not extend this Agreement after the second anniversary date of this Agreement for any reason other than as provided in the Agreement, the Partnership shall issue to Executive the number of Common Units of the Partnership determined by dividing (1) the amount calculated by multiplying three-quarters of one percent (0.75%) times the sum determined by subtracting the gross amount paid for each of the Acquisitions completed by the Partnership and/or an affiliate of the Partnership during the term of Executive’s employment by the General Partner from $100 million by (2) the average value per Common Unit assigned to the equity portion of any consideration issued by the Partnership and/or an Affiliate of the Partnership to investors in connection with each Acquisition including any provisions for adjustment to equity as offered to investors, if applicable. The Common Units subject to issuance under this bullet point will be issued pursuant to a Unit Grant Agreement, which grant will be governed by the terms and conditions of the 2005 Plan (or its successor) and the Unit Grant Agreement. The right to receive the Common Units pursuant to this bullet point will not terminate until fully issued in the event the Executive is (a) terminated by the General Partner without Cause, (b) the Executive resigns for Good Reason, (c) due to a termination resulting from Change in Control of the General Partner, or (d) a termination resulting from Death or Disability of the Executive as more fully described in the Agreement. All Common Units issued pursuant to this bullet point will be registered pursuant to a Form S-8 registration statement to be filed by the Partnership or an amendment to the current Form S-8 registration statement on file with the SEC if still deemed effective by the SEC.

In the event that the parties decide not to renew the Agreement, the General Partner terminates the Agreement for cause or the Executive terminates the Agreement without good reason, the Executive shall be entitled to receive all accrued and unpaid salary, expenses, vacation, bonuses and incentives awarded prior to the termination date (Accrued Amounts). In the event the Executive is terminated pursuant to clauses (a), (b) and (c) in the last bullet point above, then the Executive shall be entitled to receive the Accrued amounts together with (i) severance pay equal to two (2) times the sum of (1) the Executive’s Base Salary in the year in which the termination date occurs and (2) the amount of the Annual and Anniversary Bonus for the year prior to the year in which the termination date occurs and (ii) for a period of up to 18 months following termination, continuation of all employee benefit plans and health insurance as provided prior to termination.

The Agreement also contains restrictions on the use of “confidential information” during and after the term of the Agreement and restrictive covenants that survive the termination of the Agreement including (i) a covenant not to compete, (ii) a non-solicitation covenant with respect to employees and customers and (iii) a non-disparagement covenant, all as more fully described in the Agreement.

Payment of Compensation

Effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining sufficient funds needed to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since September 2011. Central has looked at several different financing scenarios to date, each involving the acquisition of additional assets, to meet its future capital needs. None of these acquisitions has been successfully completed. Management continues to seek acquisition opportunities for Central to expand its assets and generate additional cash from operations. It is anticipated that the payment of compensation and reimbursement of expenses to the General Partner’s executive officers will be reinstated once an acquisition transaction is completed.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Partnership Tax Treatment

The Partnership is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. Federal income tax liability. Regional is a corporation and as such is subject to U.S. Federal and State corporate income tax. Each Unitholder of Partnership is required to take into account that Unitholder’s share of items of income, gain, loss and deduction of Partnership in computing that Unitholder’s federal income tax liability, even if no cash distributions are made to the Unitholder by Partnership. Distributions by Partnership to a Unitholder are generally not taxable unless the amount of cash distributed is in excess of the Unitholder’s adjusted basis in Partnership.

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

If the Partnership was treated as a corporation for federal income tax purposes, the Partnership would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to Unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the Unitholders. Because a tax would be imposed upon the Partnership as a corporation, the cash available for distribution to Unitholders would be substantially reduced and the Partnership’s ability to make minimum quarterly distributions would be impaired. Consequently, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to Unitholders and therefore would likely result in a substantial reduction in the value of the Partnership’s Common Units.

Current law may change so as to cause the Partnership to be taxable as a corporation for federal income tax purposes or otherwise subject the Partnership to entity-level taxation. The partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject the Partnership to taxation as a corporation or otherwise subjects the Partnership to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on the Partnership.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

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

Advances from General Partner

During the year ended December 31, 2011 and the nine months ended September 30, 2012, the General Partner made cash advances to the Partnership of $955,000 and $30,000, respectively, for the purpose of funding working capital. On September 14, 2012, a Super-Majority of the Members, as defined in the Second Amended and Restated Limited Liability Company Agreement of the General Partner, dated April 12, 2011, as amended (“Agreement”), approved the issuance and sale by the General Partner of 12,000 additional Membership Interests of the General Partner (“Additional Interests”) at a purchase price of $50.00 per unit, pursuant to Sections 3.2(a) and 6.13(a) of the Agreement (“GP Sale”). The Additional Interests were purchased by all the existing members of the General Partner, except 144 units offered to one existing member (“Unsubscribed Units”), in accordance with their pro rata ownership of the General Partner. In accordance with the Agreement, the General Partner offered the Unsubscribed Units to those members whom participated in the GP Sale for which those members also purchased their pro rata portion of the Unsubscribed Units.

As of December 31, 2012, $434,000 of the net proceeds from the GP Sale, which totaled $507,000 (after the offset of $93,000 of prior advances from Messrs. Anbouba and Montgomery that were applied towards their purchase price amounts due in connection with the GP Sale) were used by the General Partner to fund working capital requirements of the Partnership, including the payment of certain outstanding obligations. All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2013 is 1.1% per annum and such rate is adjusted monthly by the IRS under IRB 625. At December 31, 2012, the total amount owed to the General Partner by the Partnership, including accrued interest, was $1,510,000.

Intercompany Loans and Receivables

Regional.

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at December 31, 2012 is $3,859,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K — RELATED PARTY TRANSACTIONS - Continued

Intercompany Loans and Receivables - continued

Other Advances.

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. At December 31, 2012, the cash advances made by the Partnership to Regional under the intercompany demand note totaled $1,174,000. The note bears interest at the rate of 10% annually from January 1, 2011. At December 31, 2012, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,401,000, which includes interest at the rate of 10% per annum assessed since January 1, 2011. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the years ended December 31, 2011 and 2012, Regional recorded allocable expenses of $1,089,000 and $386,000, respectively.

Reimbursement Agreements

Effective November 17, 2010, the Partnership moved its principal executive offices to Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with AirNow Compression Systems, LTD, an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach.

For the years ended December 31, 2011 and 2012, expenses billed in connection with each of these agreements are included in the audited financial statements were $31,000 and $164,000 (2011) and $30,000 and $74,000 (2012), respectively.

The Partnership has not reimbursed AirNow Compression Systems, LTD. since January 2012 or Rover Technologies LLC since September 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization. Management intends to satisfy outstanding expense reimbursements upon completion of a recapitalization.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — REALIZATION OF ASSETS

The audited consolidated balance sheets of Central included in “Item 8. Financial Statements and Supplementary Data” have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern.

Central had a loss from operations for the years ended December 31, 2011 and 2012, and has a deficit in working capital of $5,133,000 at December 31, 2012. During March 2013, the RZB Note ($1,970,000 at December 31, 2012) was repaid with proceeds from the $1,998,000 advance received by Regional under the Hopewell Loan. Regional’s unpaid income taxes for the 2008 and 2011 Tax Years totaled approximately $189,000 at December 31, 2012, excluding penalties, interest and adjustments for future net operating loss carrybacks, and are required to be paid in accordance with the terms of the IRS 2013 Installment Agreement. In addition, the Partnership is liable for the federal late filing penalties related to the Partnership’s failure to deliver timely Schedules K-1 for the 2009 Tax Year to its Unitholders of up to $1,200,000. RVOP is also responsible for contingencies associated with the TransMontaigne dispute (see Note J – Commitments and Contingencies – TransMontaigne Dispute). The Partnership and the General Partner have limited cash resources and are dependent on Regional to fund ongoing corporate expenses.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral on the Hopewell Note, and therefore, Central is unable to obtain additional financing collateralized by those assets. While Central believes that Regional has sufficient working capital for 2013 operations assuming (a) the Storage Tank is placed back into service as currently projected, (b) the expected increase in revenues from recent contracts entered into by Regional are realized, (c) the expiring contracts during 2013 are renewed without disruption in service and at terms no less favorable than the existing contract terms, (d) that Regional’s obligations to creditors are not accelerated, and (e) that Regional’s costs to operate do not increase, the amount which can be provided to Central, if any, to fund general overhead is limited.

Should Central need additional capital in excess of the cash generated from operations to make the Hopewell Note payments, for payment of taxes and penalties, for payment of the contingent liabilities, for expansion, repair of the Storage Tank, capital improvements to existing assets, for working capital or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. Management continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. As described above, there is no assurance that Regional will have sufficient working capital to cover any of the ongoing overhead expenses of the Partnership for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. If the Partnership does not have sufficient cash reserves, its ability to pursue additional acquisition transactions will be adversely impacted. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot be raised and cash flow is inadequate, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of (1) Regional to achieve operating results as currently projected, (2) Regional to pay its creditors and the IRS 2013 Installment Agreement as required, (3) the Partnership resolving favorably the exposure for late tax filing penalties for the tax year ended December 31, 2009 and non-delivery of Schedules K-1, (4) RVOP satisfactorily resolving the TransMontaigne dispute, (5) Regional satisfactorily completing the repairs associated with the Asphalt Loss, (6) the Partnership continuing to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, and (7) the Partnership’s ability to receive additional distributions from Regional or future advances from the General Partner in amounts necessary to fund overhead until an acquisition transaction is completed by the Partnership. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to obtain adequate funding to maintain operations and to continue in existence.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — REALIZATION OF ASSETS - Continued

To provide the Partnership with the ability it believes necessary to continue in existence, management previously entered into the sale of Partnership Common Units, received funding from the General Partner, including funds from the recently completed GP Sale, completed the Hopewell Loan and repaid the RZB Note and has resolved favorably a portion of the contingencies associated with the Partnership’s late tax filing matters. The Partnership continues taking steps to favorably resolve the remaining late tax filing matters and TransMontaigne contingencies and continues to pursue acquisition transactions. It is Management’s intention to acquire additional assets in 2013 on terms that will enable the Partnership to solidify its ability to continue as a going concern. Please see “Item 1. Business and Properties – Future Operations” for further information on management’s future plans.

NOTE M — REGISTRATION RIGHTS AGREEMENTS

TCW Affiliate

In November 2007, an affiliate of the Partnership entered into a $30 million senior secured credit facility with TCW Asset Management Company (“TCW”), as agent, and TCW Energy Fund X Investors, as holders (“TCW Credit Facility”), in connection with the purchase of certain oil and gas properties located in Haskell, McIntosh and Pittsburg Counties, Oklahoma. The TCW Credit Facility was amended on several occasions and finally settled in May 2009 after TCW issued a “notice of event of default – demand for cure.” As a part of the settlement, the Partnership entered into a registration rights agreement with an affiliate of TCW to provide piggyback registration rights with respect to 400,000 Common Units held by the affiliate of TCW. See Note F – Debt Obligations – TCW Credit Facility to the Audited Consolidated Financial Statements of the Partnership for the year ended December 31, 2010 contained in the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding the TCW Credit Facility and the settlement arrangements.

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

Limited Partners of Central Energy, LP

Effective as of August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 newly-issued Common Units of Central. The Registration Rights Agreement provides the limited partners of Central Energy, LP who acquired newly-issued Common Units in the November 17, 2010 transaction (“Purchasers”) with shelf registration rights and piggyback registration rights, with certain restrictions, for the Common Units held by them (“Registrable Securities”). The Partnership is required to file a “shelf registration statement” covering the Registrable Securities as soon as practicable after April 15, 2012, and maintain the shelf registration statement as “effective” with respect to the Registrable Securities until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed. The piggyback registration rights permit a Purchaser to elect to participate in an underwritten offering of the Partnership’s securities other than a registration statement filed in connection with the registration of the Partnership’s securities relating solely to (1) employee benefit plans or (2) a Rule 145 transaction. The amount of Registrable Securities that the Purchasers can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M — REGISTRATION RIGHTS AGREEMENTS – Continued

Limited Partners of Central Energy, LP - continued

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

Item 9A. Controls and Procedures

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our General Partner’s management, including our General Partner’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Since mid-2009, our General Partners’ accounting department has consisted of only the chief financial officer, an assistant to the chief financial officer and Regional’s accountant. Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2012. The lack of sufficient personnel, combined with the financial difficulties encountered by Central in 2008, 2009, and 2010 up to the time of the sale of newly issued Common Units to Central Energy, LP, and the inability to complete an acquisition since then resulting in the depletion of cash reserves was and continues to be the major reason that Central was unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information and now continues to be an ongoing risk of maintaining compliance in the near future.

During 2011 and 2012, the General Partner’s new management accounting department was comprised only of the chief financial officer and an assistant to the chief financial officer (until July 2011) while it sought to identify an acquisition opportunity that might include an accounting function to bolster the General Partner’s and Regional’s accounting capabilities. This has not occurred. As a result, the lack of sufficient personnel continues to be an issue with respect to establishing the desired internal control over financial reporting and accounting. The General Partner does not expect to be able to take the steps necessary to improve its internal control over financial reporting during 2013 given its current financial condition absent the acquisition of a company with the necessary accounting functions and personnel to resolve its dilemma. During June 2012, Regional’s controller was required to take a medical leave of absence. At that time, Regional hired a temporary controller, who remained until Regional’s accountant returned. During the three months ended December 31, 2012, Regional’s controller was required to take another medical leave of absence. Regional again hired a temporary controller, who was subsequently hired by Regional as an assistant controller once the controller returned. During the three months and year ended December 31, 2012, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the Partnership’s disclosure controls and procedures over financial reporting were not effective as of December 31, 2012.

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

The following table shows information for the current members of the Board of Directors of the General Partner.

Name of Director	Age	Position with the General Partner	Director Since
Imad K. Anbouba	58	Director and Chief Executive Officer and President (3)	2010
William M. Comegys, III	63	Director (1)(2)(3)	2011
David M. Laney	64	Director (1)(2)(3)	2011
Carter R. Montgomery	57	Director and Executive Vice President – Corporate Development (3)	2010
Daniel L. Spears	40	Director	2011
Jerry V. Swank	61	Director	2011
Michael T. Wilhite, Jr.	43	Director (1)(2)(3)	2011

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Conflicts Committee

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

Information Regarding the Board of Directors

The business of the Partnership is managed under the direction of the Board of Directors of our General Partner. The Board of Directors currently consists of seven members. The Board of Directors conducts its business through meetings of the Board of Directors and its committees. During 2012, the Board of Directors held five meetings, the Audit Committee held four meetings, the Compensation Committee held no meetings, and the Conflicts Committee held no meetings. During 2011, the Board of Directors held seven meetings, the Audit Committee held five meetings, the Compensation Committee held no meetings, and the Conflicts Committee held no meetings. During 2010, the Board of Directors held eight meetings, the Audit Committee held no meetings and the Compensation Committee held two meetings. No member of the Board of Directors attended less than 75% of the meetings of the Board of Directors and committees of the Board of Directors of which he was a member during 2010, 2011 or 2012.

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

In 2011 and 2012, the Audit Committee met five times and four times, respectively. The Audit Committee did not meet in 2010. The primary activity of the Audit Committee was to review and approve the quarterly financial statements prepared by the General Partner on behalf of the Partnership and review the Partnership’s Reports on Form 10-Q for the quarterly periods ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012 and approve the annual financial statements prepared by the General Partner on behalf of the Partnership and review the Partnership’s Report on Form 10-K for the annual period ended December 31, 2011. In addition, the committee conducted a review of the audit service needs of the Partnership and the General Partner. After conducting its review and interviewing several accounting firms, the committee made the decision to change the independent accounting firm providing services to the Partnership and the General Partner.

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

The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on the Partnership’s website at www.centralenergylp.com. The Audit Committee reviews and reports to the Board of Directors on various auditing and accounting matters, including the quality, objectivity and performance of the Partnership’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public.

Compensation Committee

The GP Agreement provides for a compensation committee (the “Compensation Committee”) composed of directors whom the Board of Directors has determined to be independent. Prior to November 17, 2010, the members of the Compensation Committee were Messrs. Canney, Feiwell and Manner. Each of Messrs. Canney, Feiwell and Manner resigned from the Board of Directors and the Compensation Committee in November 2010. On June 29, 2011, the Board of Directors of the General Partner appointed Messrs. Comegys, Laney and Wilhite were appointed to serve on the Compensation Committee of the Board of Directors of the General Partner. Mr. Laney was appointed to serves as the Chairman of the Compensation Committee. The Board of Directors has determined that each of Messrs. Comegys, Laney and Wilhite meet the independence requirements of the rules and regulations of the SEC. The Board also believes that such individuals meet the independence requirements adopted by the SEC pursuant to the Dodd-Frank Wall Street Reform and consumer Protection Act of 2010. The Compensation Committee did not meet in 2011 or 2012 and met two times in 2010.

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

Executive Officers of the General Partner

Prior to November 17, 2010 and the consummation of the Sale, Mr. Ian Bothwell was the only executive officer of the General Partner. Mr. Bothwell has served as the acting Chief Executive Officer, acting President, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary since 2006. Upon completion of the Sale, Messrs. Anbouba and Montgomery were appointed Co-Chief Executive Officers and Presidents of the General Partner and Mr. Bothwell was appointed Executive Vice President, Chief Financial Officer and Secretary. On May 9, 2012, Mr. Anbouba was appointed Chief Executive Officer and President of the General Partner, and Mr. Montgomery was appointed Executive Vice President – Corporate Development. The names of the General Partners’ executive officers at December 31, 2012 and certain information about each of them are set forth below.

Name of Executive Officer	Age	Position with the General Partner or Regional	Officer Since
Imad K. Anbouba	58	Chief Executive Officer and President	2010
Carter R. Montgomery	57	Executive Vice President – Corporate Development	2010
Ian T. Bothwell	53	Executive Vice President, Chief Financial Officer and Secretary	2003
Daniel P. Matthews	52	Vice President and General Manager of Regional	2007

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

Daniel P. Matthews has served in various capacities with Regional Enterprises, Inc. since 1998 when he was hired as the Terminal Manager at the Hopewell, Virginia facility. He served in this capacity until April, 2005 when he was promoted to Vice President of Operations. In July 2007, he was promoted to his current position of Vice President and General Manager of the company. From 1978 through 1998, Mr. Matthews served a distinguished career with the U.S. Army in the aviation branch retiring as a senior non-commissioned officer and master aircraft technician.

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

Compensation of the General Partner’s Executive Officers

The table below sets forth a summary of compensation paid for the last three years to those employees who served as the General Partner’s Chief Executive Officer, Chief Financial Officer and its other three most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2012. Until November 17, 2010, the General Partner had only one such person. Prior to November 17, 2010, the services rendered by the executive officers of the General Partner were provided pursuant to the terms of the Omnibus Agreement for which the Partnership paid Penn Octane for its allocable portion of general and administrative expenses incurred by Penn Octane, including expenses for services rendered by Penn Octane employees, for the benefit of the Partnership. The Omnibus Agreement was terminated on November 17, 2010. As a result, Penn Octane no longer is reimbursed for any expenses or costs associated with the Partnership.

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

The following table sets forth annual and all other compensation to Messrs. Anbouba, Montgomery, Bothwell and Matthews in 2012. The compensation amounts for Mr. Bothwell include services rendered in all capacities to both Penn Octane and the Partnership and its subsidiaries during each of the periods prior to January 1, 2011. Messrs. Bothwell and Matthews were the only executive officers of the General Partner during most of 2010. Messrs. Anbouba and Montgomery were appointed Co-Chief Executive Officers on December 28, 2010, and did not receive any compensation in 2010. The information set forth in the following table includes the dollar values of base salaries and bonus awards, whether paid or deferred. The Partnership has not granted any stock or option awards or other long-term non-equity incentive plan or non-qualified deferred compensation earnings to any employees during 2010, 2011 or 2012.

Name and Principal Position	Principal Position	Year	Salary ($)	Bonus ($)		Total ($)

Imad K. Anbouba (1)	Chief Executive Officer	2010	-	$-		-
	and President	2011	$80,000	$-		$80,000
		2012	$80,000	$-		$80,000

Carter R. Montgomery (1)	Executive Vice President –	2010	-	$-		-
	Corporate Development	2011	$80,000	$-		$80,000
		2012	$80,000	$-		$80,000

Ian T. Bothwell (2)	EVP, CFO & Secretary	2010	$242,000	$80,000	(3)	$312,000
		2011	$275,000	-		$275,000
		2012	$275,000	-		$275,000

Daniel P. Matthews (4)	Vice President of	2010	$108,965	$25,000		$133,965
	Regional Enterprises, Inc.	2011	$150,200	$25,000		$175,200
		2012	$150,200	$-		$150,200

(1)	Messrs. Anbouba, and Montgomery were appointed Co-Presidents of the General Partner on November 17, 2010 and did not receive any salary or bonus in 2010. Effective November 1, 2011, each of Messrs. Anbouba and Montgomery agreed to defer receiving any compensation until the General Partner is able to refinance the assets of the Partnership and obtain the necessary liquidity to continue to operate the General Partner and the Partnership on a long-term basis. On May 9, 2012, Mr. Anbouba was appointed Chief Executive Officer and President of the General Partner and Mr. Montgomery was appointed Executive Vice President – Corporate Development.
(2)	Mr. Bothwell was appointed Acting President and Acting Chief Executive Officer of Penn Octane and the General Partner in November 2006. He was appointed Executive Vice President, Chief Financial Officer and Secretary in November 2010. Amounts paid from January 1, 2010, through November 17, 2010, were paid by Penn Octane. Effective January 1, 2012, Mr. Bothwell also agreed to defer receiving any compensation until the General Partner is able to refinance the assets of the Partnership and obtain the necessary liquidity to continue to operate the General Partner and the Partnership on a long-term basis. Beginning June 2012, Mr. Bothwell began receiving a portion of his ongoing salary.
(3)	Amounts paid during 2011.
(4)	Mr. Matthews is the principal operating officer of Regional Enterprises, Inc., the Partnership’s sole operating entity.

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

Outstanding Equity Awards at December 31, 2012

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

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP completed the transactions contemplated in a Securities Purchase and Sale Agreement dated May 25, 2010, as amended. As a result of the transaction, Central Energy LP acquired all of the outstanding membership interests of the General Partner and 12,724,019 newly issued Common Units representing over 80% of the issued and outstanding Common Units of the Partnership. This transaction constituted a “triggering event” under the Partnership’s 2005 Equity Incentive Plan. As a part of this transaction, Messrs. Bothwell (the General Partner’s Executive Vice President, Chief Financial Officer and Secretary), Raben, Rodriquez, Feiwell, Singer and Manner (former directors of the General Partner) entered into a Conditional Acceptance of Settlement Offer and Release dated November 17, 2010 with the Partnership pursuant to which they agreed, among other things, to surrender all rights to past commitments made to grant certain options to acquire Common Units issued to each of them under the 2005 Equity Incentive Plan. These past commitments represented the grant of options to purchase 142,625 Common Units. As a result of this agreement, all commitments to issue these options by the Partnership were terminated. Since that date, no other options, warrants or awards convertible into Common Units have been issued. As a result, as of December 31, 2012, no executive officer or director of the General Partner, current or former, held any options, warrants or awards convertible into Common Units.

On March 20, 2013, the Board of Directors approved the entering into an employment agreement (“Agreement”) with Mr. Ian T. Bothwell (“Executive”), Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional (see Note J). Under the terms of the Agreement, the Executive will be granted 200,000 Common Units of the Partnership under the 2005 Plan which shall vest immediately upon such grant as set forth in a separate Unit Grant Agreement between the Executive and the Partnership.

Termination and Change in Control

On November 17, 2010, the Partnership issued 12,724,019 new Common Units to Central Energy, LP for cash, which did not constitute a technical termination of the Partnership as a result of the exemption provided by Treas. Reg. § 1.708-1(b)(2). On May 26, 2011, Central Energy, LP distributed 12,469,535 of the newly-issued Common Units to its limited partners (as required by its limited partnership agreement). As a result of this distribution, the Partnership experienced a technical termination under Treas. Reg. § 1.708-1(b)(1)(B). As a result, the Partnership had until February 15, 2012 (with automatic extension) to file its tax return for the period from January 1, 2011 to May 26, 2011 (“Short Year”). The IRS has announced a relief procedure whereby a publicly traded partnership that has technically terminated can request publicly traded partnership termination relief. If, upon application, the IRS grants such relief, the Partnership would be granted an additional extension period to file the Short Year return to a maximum period which mirrors the required period of time by the Partnership for preparing and filing it’s calendar year end tax return. In connection with the above distribution and resulting technical termination, the Partnership requested an additional extension period to September 15, 2012 in order to identify its Limited Partners during the Short Year which could not be practically determined by the February 15, 2012 Short Year return due date. During February 2012, the IRS granted the Partnership publicly traded partnership relief and allowed the Partnership until September 15, 2012 to file the Short Year return.

Compensation of Directors

For the years ended December 31, 2011 and 2012, no compensation of any type has been paid or accrued to the current directors of the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of Partnership Common Units beneficially owned as of March 15, 2013 by each person known by the Partnership to own beneficially more than 5% of its outstanding Common Units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Cushing MLP Opportunity Fund I, L.P.	7,413,013	46.7%
Sanctuary Capital LCC	1,017,922	6.4%

The following table sets forth the number of Common Units of the Partnership beneficially owned as of March 15, 2013 by each director or former director of the General Partner, each Named Executive Officer, and all current and former directors and Named Executive Officers as a group. The address of each person in the table below is c/o Central Energy Partners LP, 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Imad K. Anbouba	0	0.00%
Ian T. Bothwell(2)	38,812	*
William M. Comegys, III	318,100	2.00%
David M. Laney	0	0.00%
Daniel P. Matthews	0	0.00%
Carter R. Montgomery	0	0.00%
Daniel L. Spears(3)	7,413,013	46.72%
Jerry V. Swank(3)	7,413,013	46.72%
Michael T. Wilhite, Jr.(4)	763,441	4.81%
All Managers and Named Executive Officers as a group (9 persons)	8,533,366	53.78%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common Units which are purchasable under options which are currently exercisable, or which will become exercisable no later than 60 days after March 15, 2013, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all Common Units shown as beneficially owned by them.

(2)	Does not include 200,000 Common Units granted to Mr. Bothwell on March 20, 2013 in connection with the approval by the Board of Directors and the execution of his employment contract described in “Item 13. Certain Relationships and Related Transactions and Director Independence” below.

(3)	Includes 7,413,013 Common Units held by Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership. Mrs. Spears and Swank are the portfolio managers of Cushing MLP Opportunity Fund I, L.P. (the “Fund”) and each may be deemed to be the beneficial owner of the issuer’s Common Units held by the Fund. Messrs. Spears and Swank each disclaim beneficial ownership of such Common Units except to the extent of each of his pecuniary interest therein and nothing in this report shall be deemed an admission of beneficial ownership of such shares for purposes of Section 16 or for any other purpose.

(4)	Mr. Wilhite is Vice President and General Counsel of Mustang Drilling, Inc. (the “Company”) and may be deemed to be the beneficial owner of the issuer’s Common Units held by the Company. Mr. Wilhite disclaims beneficial ownership of such Common Units except to the extent of his pecuniary interest therein and nothing in this report shall be deemed an admission of beneficial ownership of such shares for purposes of Section 16 or for any other purpose.

Equity Compensation Plans

The following table provides information concerning the Partnership’s equity compensation plans as of December 31, 2012. On March 9, 2005, the Board of Directors of the General Partner approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of the Partnership or the General Partner or any affiliate of the Partnership or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 Common Units, in an equal amount as determined by the Board of Directors of the General Partner. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the Board of Directors may determine. At December 31, 2012, there were 622,310 Common Units available for issuance under the 2005 Plan.

The 2005 Plan is administered by the Compensation Committee of the Board of Directors of the General Partner. In addition, the Board of Directors may exercise any authority of the Compensation Committee under the 2005 Plan. Under the terms of the Partnership Agreement, no approval of the 2005 Plan by the Unitholders of the Partnership is required.

As a result of the cancellation of all commitments to grant options pursuant to the Conditional Acceptance of Settlement Offer and Release dated November 17, 2010, and since no executive officer or director of the General Partner were granted any options since that date through December 31, 2012, no executive officer or director of the General Partner holds any equity compensation instruments as of December 31, 2012. During March 2013, an executive was granted 200,000 Common Units under the 2005 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights (per unit)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	—	—	622,310
Total	—	—	622,310

(1)	Under the terms of the Partnership Agreement, no approval by the Unitholders of grants under the 2005 Plan is required.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Employment Agreements

Messrs. Imad K. Anbouba and Carter R. Montgomery

During December 2010, the Board of Directors of the General Partner approved employment agreements with each of Messrs. Imad K. Anbouba and Carter R. Montgomery, Executive Officers of the General Partner. The general terms of the employment agreements, which are essentially identical, include:

•	the term of employment is for a period of three years unless terminated, renegotiated and/or the occurrence of an event as more fully described in the employment agreements;

•	each employee will serve as executives of the General Partner;

•	each employee will receive an annual salary of $80,000 which may be adjusted upward from time to time as determined by the Board of Managers (commencing in 2011);

•	each employee may receive bonuses, commissions or other discretionary compensation payments, if any, as the Board of Managers may determine to award from time to time;

•	each employee shall be entitled to five weeks of paid vacation during each 12 month period of employment beginning upon the effective date of the Employment Agreements;

•	each employee will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by the General Partner; and

•	the employment agreements terminate (a) upon death, (b) at any time upon notice from the General Partner for cause as more fully defined in the employment agreements, (c) by the General Partner, without cause, upon 30 days advance notice to employee, or (d) by the employee at any time for Good Reason (as more fully defined in the employment agreements) or (e) without Good Reason (as more fully defined in the employment agreements) upon 30 days advance notice to the General Partner.

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

Mr. Daniel P. Matthews

On November 22, 2011, Regional Enterprises, Inc., a wholly-owned subsidiary of the Partnership, entered into an employment agreement with Mr. Daniel P. Matthews, Vice President and General Manager of Regional (Employee). The general provisions of the employment agreement (Agreement) include:

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

Mr. Ian T. Bothwell

On March 20, 2013, the Board of Directors approved the entering into an employment agreement with Mr. Ian T. Bothwell, Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional (“Executive”). The general provisions of the employment agreement (“Agreement”) include:

•	the term of employment is for a period of two years unless terminated as more fully described in the Agreement; provided, that on the second anniversary and each annual anniversary thereafter, the Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days’ prior to the applicable renewal date;

•	the Executive will serve as Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional;

•	the Executive will receive an annual salary of $275,000 (“Base Salary”) which may be adjusted from time to time as determined by the Board of Directors of the General Partner (as more fully described in the Agreement, Regional will pay a minimum of 75% of the Base Salary);

•	for each calendar year of the employment term, the Executive shall be eligible to receive a discretionary bonus to be determined by the General Partner’s Board of Directors in its sole and absolute discretion;

•	the Executive shall be entitled to five weeks of paid vacation during each 12-month period of employment beginning upon the effective date of the Agreement;

•	the Executive will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by the General Partner;

•	the Agreement terminates (a) upon death, (b) at any time upon notice from the General Partner for cause as more fully defined in the Agreement, (c) by the General Partner, without cause, upon 15 days advance notice to the Executive, or (d) by the Executive at any time for Good Reason (as more fully defined in the Agreement) or (e) by the Executive without Good Reason (as more fully defined in the Agreement) upon 15 days advance notice to the General Partner;

•	the Executive is granted 200,000 common units of the Partnership under the Partnership’s 2005 Plan which shall vest immediately upon such grant as set forth in a separate Unit Grant Agreement between the Executive and the General Partner. All of the terms and conditions of such grant shall be governed by the terms and conditions of the 2005 Plan and the Unit Grant Agreement; and

in addition to any grants of common units or other securities of the Partnership as the Compensation Committee of the Board of Directors may determine from time to time pursuant to one or more of the General Partner’s benefit plans referred to above, the General Partner shall provide to the Executive one or more future grants of Common Units of the Partnership (“Future Grants”) equal to the number of Common Units determined by dividing (1) one and one-half percent (1.5%) of the gross amount paid for each of the next one or more acquisitions completed by the Partnership, and/or an affiliate of the Partnership during the term of the Agreement, which gross amount shall not exceed $100 million (each an “Acquisition”), by (2) the average value per common unit assigned to the equity portion of any consideration issued by the Partnership and/or an affiliate of the Partnership to investors in connection with each Acquisition including any provisions for adjustment to equity as offered to investors, if applicable. In the event the General Partner does not extend the Agreement after its second anniversary date for any reason other than as provided in the Agreement, the General Partner shall issue to Executive the number of Common Units of the Partnership determined by dividing (1) the amount calculated by multiplying three-quarters of one percent (0.75%) times the sum determined by subtracting the gross amount paid for each of the Acquisitions completed by the Partnership and/or an affiliate of the Partnership during the term of Executive’s employment by the General Partner from $100 million by (2) the average value per common unit assigned to the equity portion of any consideration issued by the Partnership and/or an Affiliate of the Partnership to investors in connection with each Acquisition including any provisions for adjustment to equity as offered to investors, if applicable. The Common Units subject to issuance under this bullet point will be issued pursuant to a Unit Grant Agreement, which grant will be governed by the terms and conditions of the 2005 Plan (or its successor) and the Unit Grant Agreement. The right to receive the Common Units pursuant to this bullet point will not terminate until fully issued in the event the Executive is (a) terminated by the General Partner without Cause, (b) the Executive resigns for Good Reason, (c) a termination resulting from a Change in Control of the General Partner, or (d) a termination resulting from the Death or Disability of the Executive as more fully described in the Agreement. All Common Units issued pursuant to this bullet point will be registered pursuant to a Form S-8 registration statement to be filed by the Partnership or an amendment to the current Form S-8 registration statement on file with the SEC.

In the event that the parties decide not to renew the Agreement, the General Partner terminates the Agreement for cause or the Executive terminates the Agreement without good reason, the Executive shall be entitled to receive all accrued and unpaid salary, expenses, vacation, bonuses and incentives awarded prior to the termination date (Accrued Amounts). In the event the Executive is terminated pursuant to clauses (a), (b) and (c) in the last bullet point above, then the Executive shall be entitled to receive the Accrued amounts together with (i) severance pay equal to two (2) times the sum of (1) the Executive’s Base Salary in the year in which the termination date occurs and (2) the amount of the Annual and Anniversary Bonus for the year prior to the year in which the termination date occurs and (ii) for a period of up to 18 months following termination, continuation of all employee benefit plans and health insurance as provided prior to termination.

The Agreement also contains restrictions on the use of “confidential information” during and after the term of the Agreement and restrictive covenants that survive the termination of the Agreement including (i) a covenant not to compete, (ii) a non-solicitation covenant with respect to employees and customers and (iii) a non-disparagement covenant, all as more fully described in the Agreement.

Payment of Compensation

Effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining sufficient funds needed to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since September 2011. Central has looked at several different financing scenarios to date, each involving the acquisition of additional assets, to meet its future capital needs. None of these acquisitions has been successfully completed. Management continues to seek acquisition opportunities for Central to expand its assets and generate additional cash from operations. It is anticipated that the payment of compensation and reimbursement of expenses to the General Partner’s executive officers will be reinstated once an acquisition transaction is completed.

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

Advances from General Partner

During the year ended December 31, 2011 and the nine months ended September 30, 2012, the General Partner made cash advances to the Partnership of $955,000 and $30,000, respectively, for the purpose of funding working capital. On September 14, 2012, a Super-Majority of the Members, as defined in the Second Amended and Restated Limited Liability Company Agreement of the General Partner, dated April 12, 2011, as amended (“Agreement”), approved the issuance and sale by the General Partner of 12,000 additional Membership Interests of the General Partner (“Additional Interests”) at a purchase price of $50.00 per unit, pursuant to Sections 3.2(a) and 6.13(a) of the Agreement (“GP Sale”). The Additional Interests were purchased by all the existing members of the General Partner, except 144 units offered to one existing member (“Unsubscribed Units”), in accordance with their pro rata ownership of the General Partner. In accordance with the Agreement, the General Partner offered the Unsubscribed Units to those members whom participated in the GP Sale for which those members also purchased their pro rata portion of the Unsubscribed Units.

As of December 31, 2012, $434,000 of the net proceeds from the GP Sale, which totaled $507,000 (after the offset of $93,000 of prior advances from Messrs. Anbouba and Montgomery that were applied towards their purchase price amounts due in connection with the GP Sale) were used by the General Partner to fund working capital requirements of the Partnership, including the payment of certain outstanding obligations. All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to Central of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2013 is 1.1% per annum and such rate is adjusted monthly by the IRS under IRB 625. At December 31, 2012, the total amount owed to the General Partner by the Partnership, including accrued interest, was $1,510,000.

Intercompany Loans

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at December 31, 2012 is $3,859,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional. Regional does not have the cash to pay the Central Promissory Note if a demand were to be made by Central for payment.

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. At December 31, 2012, the cash advances made by the Partnership to Regional under the intercompany demand note totaled $1,174,000. The note bears interest at the rate of 10% annually from January 1, 2011. At December 31, 2012, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,401,000, which includes interest at the rate of 10% per annum assessed since January 1, 2011. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

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

Reimbursement Agreements

Effective November 17, 2010, the Partnership moved its principal executive offices to Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with AirNow Compression Systems, LTD, an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach.

For the years ended December 31, 2011 and 2012, expenses billed in connection with each of these agreements are included in the audited financial statements were $31,000 and $164,000 (2011) and $30,000 and $74,000 (2012), respectively.

Management Fee Paid by Regional

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the years ended December 31, 2011 and 2012, Regional recorded allocable expenses of $1,089,000 and $386,000, respectively.

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

Item 14. Principal Accountant Fees and Services.

Central has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended December 31, 2011 and 2012:

	2011	2012
Audit Fees	$348,989	$-
Audit — Related Fees	$-	$-
Tax Fees(1)	$-	$-
All Other Fees(2)	$6,109	$11,649

(1)	Represents fees billed for tax compliance, tax advice and tax planning services.
(2)	Represents billings for services rendered in connection with the change in auditors.

Central has been billed as follows for the professional services of Montgomery Coscia Greilich, LLP rendered during the year ended December 31, 2011 and 2012:

	2011	2012
Audit Fees	$34,122	$76,580
Audit — Related Fees	$-	$-
Tax Fees(1)	$-	$119,849
All Other Fees	$-	$-

(1)	Represents fees billed for tax compliance, tax advice and tax planning services.

The General Partner’s Audit Committee approves the engagement of the Central’s independent auditor to perform audit-related services. The Audit Committee does not formally approve specific amounts to be spent on non-audit related services which in the aggregate do not exceed amounts to be spent on audit-related services. In determining the reasonableness of audit fees, the Audit Committee considers historical amounts paid and the scope of services to be performed. The Audit Committee has determined that the professional services rendered by our accountants are compatible with maintaining the principal accountant’s independence. The Audit Committee gave prior approval to all audit services in 2011 and 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	Financial Statements and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Central Energy Partners LP

Report of Independent Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2011 and 2012

Consolidated Statements of Operations for each of the two years in the period ended December 31, 2012

Consolidated Statement of Partners’ Capital for each of the two years in the period ended December 31, 2012

Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2012

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

b. Exhibits.

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.
2.1	Distribution Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and its Subsidiaries. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

2.2	Amended and Restated Purchase and Sale Agreement, dated August 15, 2006, by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 20, 2006, SEC File No. 000-50394).

2.3	Agreement and Plan of Merger, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., Regional Enterprises, Inc. (also known as Regional Enterprises, Inc.); the shareholders; and W. Gary Farrar, Jr. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

2.4	Articles of Merger of Regional Enterprises, Inc. and Regional Enterprises, Inc., dated July 27 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

2.5	Asset Purchase Agreement, dated October 1, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

Exhibit No.
2.6	Amendment to Asset Purchase Agreement, dated November 16, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.7	Asset Purchase Agreement, dated as of October 1, 2007, by and between Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.8	Amendment to Asset Purchase Agreement, dated October 25, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.9	Second Amendment to Asset Purchase Agreement, dated November 16, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.10	Stock Purchase Agreement, dated October 2, 2007, by and between Rio Vista GO, GO LLC, Outback Production Inc., Gary Moores and Bill Wood. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.11	Amendment to Membership Interest Purchase and Sale Agreement, dated November 16, 2007, by and between Rio Vista Energy Partners L.P., Rio Vista GO LLC, Outback Production Inc., GO LLC, and Gary Moores and Bill Wood. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.12	Purchase and Sale Agreement, dated December 26, 2007, by and among Rio Vista Operating Partnership L.P., Penn Octane International, LLC, TMOC Corp., TLP MEX L.L.C. and RAZORBACK L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on January 3, 2008, SEC File No. 000-50394).

2.13	Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

2.14	Seventh Amendment dated as of May 21, 2010 between RZB Finance LLC and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

2.15	Third Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, effective July 21, 2010 and dated August 9, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 13, 2010, SEC File No. 000-50394.)

2.16	Fourth Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, dated November 17, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

3.1	Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed July 10, 2003. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

Exhibit No.
3.2	Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed September 17, 2003. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

3.3	First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P., dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.4	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P., dated October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 21, 2005, SEC File No. 000-50394).

3.5	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

3.6	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement, dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

3.7	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC, dated October 2, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 6, 2006, SEC File No. 000-50394).

3.8	First Amendment to the Amended and Restated Limited Liability Company Agreement of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.9	Amendment to Certificate of Formation of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.10	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.11	Amendment to Certificate of Limited Partnership of Rio Vista Energy Partners, L.P. dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.12	Second Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC, dated April 12, 2011. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

3.13	Second Amended and Restated Agreement of Limited partnership of Central Energy Partners LP, dated April 12, 2011. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

3.14	Amendment to Second Amended and Restated Agreement of Limited Partnership of the Partnership dated March 28, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

Exhibit No.

4.1	Specimen Unit Certificate for Common Units. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

4.2	Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

4.3	Registration Rights Agreement, dated December 3, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista GP LLC, Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on December 4, 2007, SEC File No. 000-50394).

4.4	Registration Rights Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P. and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)

4.5	Registration Rights Agreement dated as of August 1, 2011 by and among Central Energy Partners LP and the limited partners of Central Energy, LP. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and filed on August 15, 2011, SEC File No. 000-50394.)

4.6	Specimen Common Unit Certificate of Central Energy Partners LP (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2012, SEC File No. 000-50394.)

10.1	Contribution, Conveyance and Assumption Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.2	Omnibus Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.3	Amendment No. 1 to Omnibus Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.4	Purchase Contract, dated October 1, 2004, by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.5	Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.6	Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

Exhibit No.
10.7	Rio Vista Energy Partners L.P. Unit Option Agreement, dated July 10, 2003, granted to Shore Capital LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.8	Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

10.9	Conveyance Agreement, dated September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.10	Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC, dated September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.11	Guaranty & Agreement, dated September 15, 2004, between Rio Vista Operating Partnership L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.12	General Security Agreement, dated September 15, 2004, between Rio Vista Energy Partners L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.13	General Security Agreement, dated September 15, 2004, between Rio Vista Operating Partnership L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.14*	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 12, 2005, SEC File No. 000-50394).

10.15	Promissory Note, dated August 15, 2005, between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on August 19, 2005, SEC File No. 000-50394).

10.16	Security Agreement, dated August 15, 2005, between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on August 19, 2005, SEC File No. 000-50394).

10.17	Amended and Restated Consulting Agreement, dated November 15, 2005, by and among Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 21, 2005, SEC File No. 000-50394).

10.18	Unit Purchase Option, dated February 6, 2007, between Shore Trading LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

Exhibit No.
10.19	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts, dated February 6, 2007, by and among Penn Octane Corporation, Rio Vista GP LLC and Shore Trading LLC. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.20	Consulting Agreement entered into on March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation and Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.21	Letter Agreement, dated March 5, 2007, by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.22*	Form of Rio Vista GP LLC Chairman Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.23*	Form of Rio Vista GP LLC Managers Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.24*	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.25*	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.26	Consulting Agreement, dated November 1, 2006, by and among Penn Octane Corporation And Rio Vista Energy Partners L.P. and Ricardo Canney. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.27	Consulting Agreement, dated July 2, 2007, by and between Rio Vista Energy Partners, L.P. and CEOcast, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.28	Employment and Non-Competition Agreement, dated July 27, 2007, by and between Regional Enterprises, Inc. and W. Gary Farrar, III. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.29	Escrow Agreement, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., W. Gary Farrar, Jr., and First Capital Bank. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.30	Loan Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P., and RZB Finance LLC (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.
10.31	Guaranty and Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.32	Guaranty and Agreement, dated July 26, 2007, by and between Penn Octane Corporation, and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.33	Guaranty and Agreement, dated July 26, 2007, by and between Rio Vista Operating Partnership L.P. and RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.34	$5,000,000 Promissory Note, dated July 26, 2007, issued by Rio Vista Energy Partners L.P. to RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.35	General Security Agreement, dated July 26, 2007, by and between RZB Finance LLC and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.36	Pledge Agreement, dated July 26, 2007, by and between: Rio Vista Energy Partners L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.37	First Amendment to Line Letter, dated July 26, 2007, by and between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.38	Debt Assumption Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P. and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.39	$5,000,000 Debt Assumption Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.40	$2,500,000 Promissory Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.41	Environmental Indemnity Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.
10.42	Reaffirmation of Security Agreements, dated July 26, 2007, by and among Rio Vista Energy Partners L.P., Penn Octane Corporation Rio Vista Operating Partnership L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.43	Binding Letter of Intent, dated September 12, 2007, by and between TransMontaigne Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.44	Restated and Amended Promissory Note, dated September 12, 2007, by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.45	Restated and Amended Security Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.46	First Priority Equity Interest Pledge Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P., with the acknowledgment of Penn Octane de Mexico, S. de R.L. de C.V. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.47	First Priority Equity Interest Pledge Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P., with the acknowledgment of Termatsal, S. de R.L. de C.V. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.48	Assignment Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., TransMontaigne Partners L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.49	Unit Purchase Agreement, dated November 29, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista GP LLC, Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on December 4, 2007, SEC File No. 000-50394).

10.50	Guaranty made as of November 19, 2007 by Rio Vista Eco LLC, Rio Vista GO LLC, GO LLC and MV Pipeline Company in favor of TCW Asset Management Company as administrative agent for Holders. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.51	Security Agreement dated as of November 19, 2007 by Rio Vista Penny LLC in favor of TCW Asset Management Company, as administrative agent. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

Exhibit No.

10.52	Assumption Agreement dated November 19, 2007 by and among GM Oil Properties, Inc., Rio Vista Penny LLC, TCW Asset Management Company, as administrative agent and the holders party to the Note Purchase Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.53	Rio Vista Energy Partners L.P. Common Unit Purchase Warrant issued to TCW Energy Funds X Holdings, L.P. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.54	Promissory note dated November 19, 2007 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.55	Note Purchase Agreement between Rio Vista Penny LLC, TCW Asset Management Company and TCW Energy Fund X Investors dated November 19, 2007. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.56	First Amendment to Note Purchase Agreement dated as of September 29, 2008 by and among Rio Vista Penny LLC, TCW Asset Management Company, and the Holders party to the Original Note Purchase Agreement. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.57	Amended and Restated Management Services Agreement, dated and effective as of September 29, 2008, is made by and among Rio Vista Operating LLC, Rio Vista Energy Partners L.P., and Rio Vista Penny LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.58	Promissory Note dated April 15, 2008 between Rio Vista Energy Partners L.P. and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.59	Amendment to Promissory Note dated June 27, 2008 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.60	Second Amendment to Promissory Note dated January 20, 2009 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.61	Second Amendment to Loan Agreement dated as of July 2008 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.62	Third Amendment to Loan Agreement dated as of December 2008 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.63	Fourth Amendment to Loan Agreement dated as of February 28, 2009 between RZB Finance LLC and Rio Vista. . (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

Exhibit No.
10.64	Fifth Amendment to Loan Agreement dated as of March 31, 2009 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.65	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated December 30, 2008 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.66	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated February 28, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.67	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated March 23, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.68	Letter Agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated April 13, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 20, 2009, SEC File No. 000-50394.)

10.69	Settlement Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P., Rio Vista ECO, LLC, TCW Asset Management Company, as administrative agent, and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)

10.70	Sixth Amendment, Assumption of Obligations and Release Agreement dated as of June 12, 2009 among RZB Finance LLC, Rio Vista Energy Partners L.P. and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 19, 2009, SEC File No. 000-50394.)

10.71	The press release of Rio Vista Energy Partners L.P. dated August 14, 2009, announcing the delay in filing the June 30, 2009 quarterly financial statements on Form 10-Q. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 17, 2009, SEC File No. 000-50394.)

10.72	The press release of Rio Vista Energy Partners L.P. dated August 14, 2009, announcing its receipt of the NASDAQ Determination Letter which denied Rio Vista’s plan for regaining compliance with NASDAQ Marketplace Rule 5250(c)(1). (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on October 2, 2009, SEC File No. 000-50394.)

10.73	The press release of Rio Vista Energy Partners L.P. dated November 23, 2009 announcing that its receipt of the NASDAQ letter indicating that Rio Vista’s failure to file the September 30, 2009 quarterly report on Form 10-Q would serve as additional basis for delisting Rio Vista securities from NASDAQ and the delinquent filing would be shared with the Listing Qualifications Panel in connection with Rio Vista’s appeal of NASDAQ decision to delist Rio Vista securities from the NASDAQ Capital market. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2009, SEC File No. 000-50394.)

Exhibit No.
10.74	Conditional Acceptance of Settlement Offer and Release dated as of November 17, 2010, by and among each of Ian T. Bothwell, Bruce I. Raben, Ricardo Rodriquez, Murray J. Feiwell, Nicholas J. Singer and Douglas L. manner, on the one hand, and Rio Vista Energy partners L.P. on the other. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.75	Mutual Release dated as of November 17, 2010 by and among Penn Octane Corporation, Rio Vista Energy Partners, L.P. and Rio Vista GP, LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.76	Release dated as of November 17, 2010 by Rio Vista Energy Partners, L.P., Rio Vista GP, LLC and Central Energy, LP, and the persons identified on Schedule I attached thereto. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.77	Termination Agreement dated as of November 17, 2010 among Penn Octane Corporation, Rio Vista GP, LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.78*	Employment Agreement between Rio Vista GP, LLC and Imad K. Anbouba dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.79*	Employment Agreement between Rio Vista GP, LLC and Carter R. Montgomery dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.80	Installment Agreement dated November 17, 2010 by and between Regional Enterprises, Inc. and the Internal Revenue Service. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.81	Buy-Sell Agreement dated April 13, 2011 by and among Imad K. Anbouba, Carter R. Montgomery and the Cushing MLP Opportunity Fund I, L.P. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.82	Reimbursement Agreement effective November 17, 2010, by and between Central Energy GP LLC and AirNow Industrial Compressions Systems, LTD. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.83	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.84*	Employment Agreement of Donald P. Matthews dated November 22, 2011. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 28, 2011, SEC File No. 000-50394.)

10.85	Form of Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

Exhibit No.

10.86	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.87	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

10.88	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.89	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.90	Response and Notice of Default and Reservation of Rights dated September 14, 2012 from RB International Finance (USA) LLC (“RBI”) in connection with the Loan Agreement dated as of July 26, 2007 (as amended, supplemented or otherwise modified from time to time) between Regional Enterprises, Inc. (as successor by assumption of obligations to the Partnership) and RBI. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on September 21, 2012, SEC File No. 000-50394.)

10.91	Notice of Default, Demand for Payment and Reservation of Rights dated October 4, 2012 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

10.92	Limited Waiver and Ninth Amendment dated as of November 1, 2012 between RB International Finance (USA) LLC and Regional Enterprises (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 30, 2012, SEC File No. 000-50394.)

10.93	Notice of Default, Demand for Payment and Reservation of Rights dated March 1, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 7, 2013, SEC File No. 000-50394.)

10.94	Term Loan and Security Agreement between Regional Enterprises, Inc., as Borrower, and Hopewell Investment Partners LLC, as Lender, dated March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.95	Promissory Note dated March 20, 2013 in an amount of up to $2,500,000 issued by Regional Enterprises, Inc., as Borrower, to Hopewell Investment Partners LLC, as Lender (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.96	First Lien Mortgage, Security Agreement, Assignment of Rents, Leases and Fixture Filing by and from Regional Enterprises, Inc., as Mortgagor, to Hopewell Investment Partners LLC, as Mortgagee, dated as of March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

Exhibit No.
10.97	Pledge Agreement dated March 20, 2013 by Central Energy Partners LP to Hopewell Investment Partners (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.98	Assignment of Leases and Rents from Regional Enterprises, Inc. to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.99	Environmental Certificate (With Covenants, Representations and Warranties) from Regional Enterprises, Inc. and Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.101	Unlimited Guaranty dated March 20, 2013 from Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.102*	Employment Contract of Ian T. Bothwell (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

16.1

Letter regarding Change of Certifying Accountant (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 18, 2011 and the Current Report on Form 8-K/A filed on October 26, 2011, SEC File No. 000-50394).

*	indicates management contract or compensatory plan or arrangement.

The following Exhibits are filed as part of this report:

Exhibit No.
21	Subsidiaries of the Partnership
23.1	Consent of Montgomery Coscia Greilich, LLP
24.1	Power of Attorney
31.1	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

All of the Exhibits are available from the SEC’s website at www.sec.gov . In addition, the Partnership will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Ian T. Bothwell, Central Energy Partners LP, 8150 N. Central Expressway, Suite 1525, Dallas, Texas 75206.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC
GENERAL PARTNER

April 1, 2013		By:	/s/ Imad K. Anbouba
Imad K. Anbouba
Chief Executive Officer and President

April 1, 2013		By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Executive Vice-President, Chief Financial Officer, and
Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated. Each capacity refers to the signer’s position with Central Energy GP LLC, the General Partner of the Partnership.

Signature	Title	Date

/s/ Imad K. Anbouba	Director and Chief Executive Officer	April 1, 2012
Imad K. Anbouba

/s/ Carter R. Montgomery	Director and Executive Vice President –	April 1, 2013
Carter R. Montgomery	Corporate Development

/s/ Ian T. Bothwell	Executive Vice-President, Chief Financial	April 1, 2013
Ian T. Bothwell	Officer and Secretary (Principal Financial and
Accounting Officer)

/s/William M. Comegys, III	Director	April 1, 2013
William M. Comegys, III

/s/ David M. Laney	Director	April 1, 2013
David M. Laney

/s/ Daniel L. Spears	Director	April 1, 2013
Daniel L. Spears

/s/ Jerry V. Swank	Director	April 1, 2013
Jerry V. Swank

/s/ Michael T. Wilhite, Jr.	Director	April 1, 2013
Michael T. Wilhite, Jr.

EXHIBIT INDEX

Exhibit No.
21	Subsidiaries of the Partnership
23.1	Consent of Montgomery Coscia Greilich, LLP
24.1	Power of Attorney
31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

