Form 10-Q
period 2013-03-31
CENTRAL ENERGY PARTNERS LP
filed 2013-05-15
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of common units outstanding on May 10, 2013 was 15,866,482.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Central Energy Partners LP (the “Partnership”), that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Partnership’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated by reference.

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

Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC,

General Partner of Central Energy Partners LP and Unitholders Of Central Energy Partners LP

We have reviewed the unaudited consolidated balance sheet of Central Energy Partners LP and Subsidiaries (“Central”) as of March 31, 2013, the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2012 and 2013 and the unaudited consolidated statement of partners’ capital (deficit) for the three months ended March 31, 2013. These interim unaudited consolidated financial statements are the responsibility of Central’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying unaudited consolidated financial statements for them to be in conformity with United States generally accepted accounting principles.

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
May 15, 2013
4

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

		March 31,
	December 31,	2013
	2012	(Unaudited)
Current Assets
Cash	$22,000	$168,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2012 and 2013)	647,000	367,000
Deferred tax assets	36,000	36,000
Prepaid expenses and other current assets	788,000	894,000
Total current assets	1,493,000	1,465,000
Property, plant and equipment – net	3,562,000	3,444,000
Other assets	125,000	138,000
Goodwill	3,941,000	3,941,000
Total assets	$9,121,000	$8,988,000

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

		March 31,
	December 31,	2013
	2012	(Unaudited)
Current Liabilities
Current maturities of long-term debt	$1,970,000	$169,000
Accounts payable	2,295,000	2,247,000
Taxes payable	64,000	60,000
Unearned revenue	70,000	35,000
Accrued liabilities	2,227,000	2,320,000
Total current liabilities	6,626,000	4,831,000

Long-term debt obligations	-	2,081,000
Due to General Partner	1,510,000	1,576,000
Deferred income taxes	1,092,000	1,092,000

Commitments and contingencies	-	-

Partners’ capital (deficit)
Common units	(104,000)	(580,000)
General Partner’s equity	(3,000)	(12,000)
Total partners’ capital (deficit)	(107,000)	(592,000)
Total liabilities and partners’ capital (deficit)	$9,121,000	$8,988,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2013
Revenues	$1,301,000	$1,317,000
Cost of goods sold	1,271,000	1,122,000

Gross profit	30,000	195,000
Selling, general and administrative expenses and other
Legal and professional fees	128,000	200,000
Salaries and payroll related expenses	211,000	211,000
Other	153,000	185,000
	492,000	596,000
Operating loss from continuing operations	(462,000)	(401,000)
Other income (expense)
Interest expense, net	(41,000)	(70,000)
Gain on sale of tractors	56,000	-
Loss before taxes	(447,000)	(471,000)
Income taxes	-	14,000
Net loss	$(447,000)	$(485,000)

Net loss allocable to the partners	(447,000)	(485,000)
Less General Partner’s interest in net loss	(9,000)	(9,000)
Net loss allocable to the common units	(438,000)	(476,000)

Net loss income per common unit	$(0.03)	$(0.03)

Weighted average common units outstanding	15,866,482	15,866,482

The accompanying notes are an integral part of these consolidated financial statements.

6

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

	Common Units
				Total
			General	Partners’
	Units	Amount	Partner	Capital (Deficit)

Balance as of December 31, 2012	15,866,482	$(104,000)	$(3,000)	$(107,000)

Net loss	-	(476,000)	(9,000)	(485,000)

Balance as of March 31, 2013	15,866,482	$(580,000)	$(12,000)	$(592,000)

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2013
Cash flows from operating activities:
Net loss	$(447,000)	$(485,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	150,000	135,000
Gain of sale of tractors	(56,000)	-
Reserve for Asphalt Loss	95,000	-
Changes in current assets and liabilities:
Trade accounts receivable	101,000	280,000
Prepaid and other current assets	(18,000)	(108,000)
Other non-current assets	-	(13,000)
Due to/from General Partner, net	17,000	67,000
Trade accounts payable	106,000	(48,000)
Unearned revenue	-	(35,000)
Accrued liabilities and other	175,000	93,000
U.S. and foreign taxes payable	(36,000)	(4,000)
Net cash provided by (used in) operating activities	87,000	(118,000)

Cash flows from investing activities:
Capital expenditures	(52,000)	(16,000)
Proceeds from sale of tractors	97,000	-
Net cash provided by (used in) investing activities	45,000	(16,000)

Cash flows from financing activities:
Issuance of debt	-	2,250,000
Payment of debt	(210,000)	(1,970,000)
Net cash provided by (used in) financing activities	(210,000)	280,000
Net (decrease) increase in cash	(77,000)	146,000
Cash at beginning of period	101,000	22,000
Cash at end of period	$24,000	$168,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$40,000	$49,000
Taxes	$36,000	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – ORGANIZATION

Central Energy Partners LP, formerly known as Rio Vista Energy Partners L.P. (“Partnership”), a Delaware limited partnership, was formed by Penn Octane Corporation (“Penn Octane”) on July 10, 2003 and was a wholly-owned subsidiary of Penn Octane until September 30, 2004, the date that Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico and certain immaterial liabilities to Rio Vista Operating Partnership L.P. (“RVOP”) (ii) transferred Penn Octane’s 99.9% interest in RVOP to the Partnership and (iii) distributed all of its limited partnership interests (“Common Units”) in the Partnership to its common stockholders (“Spin-Off”), resulting in the Partnership becoming a separate public company. The Common Units represent 98% of the Partnership’s outstanding capital and 100% of the Partnership’s limited partnership interests. The General Partner is Central Energy GP LLC, formerly known as Rio Vista GP, LLC (“General Partner”) (see Note B — General Partner Interest) which holds the remaining 2% interest in the Partnership. The General Partner is entitled to receive distributions from the Partnership on its General Partner interest and additional incentive distributions (see Note H – Partners’ Capital — Distributions of Available Cash) as provided in the Partnership’s partnership agreement. The General Partner has sole responsibility for conducting the Partnership’s business and for managing the Partnership’s operations in accordance with the partnership agreement. Common Unitholders do not participate in the management of the Partnership. The General Partner does not receive a management fee in connection with its management of the Partnership’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on the Partnership’s behalf.

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

In July 2007, the Partnership acquired the business of Regional Enterprises, Inc. (“Regional”). The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional also operated a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots until March 31, 2013. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – ORGANIZATION – Continued

The unaudited consolidated balance sheet as of March 31, 2013, the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2012 and 2013 and the unaudited consolidated statement of partners’ capital (deficit) for the three months ended March 31, 2013, have been prepared by Central without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of March 31, 2013, the unaudited consolidated results of operations and the unaudited consolidated statements of cash flows for the three months ended March 31, 2012 and 2013 and the unaudited consolidated statement of partners’ capital (deficit) for the three months ended March 31, 2013.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although Central believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL - continued

Private Placement of Common Units

The Common Units represent limited partner interests in the Partnership. The holders of Common Units are entitled to participate in the Partnership’s distributions and exercise the rights or privileges available to limited partners under the Partnership Agreement. The holders of Common Units have only limited voting rights on matters affecting the Partnership. Holders of Common Units have no right to elect the General Partner or its directors on an annual or other continuing basis. Messrs. Anbouba and Montgomery and Cushing MLP Opportunity Fund I L.P., a Delaware limited partnership (the “Cushing Fund”) have the right to appoint the directors of the General Partner. Although the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to the Partnership and its Unitholders, the directors of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Central Energy LLC. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding Common Units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of Unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes, unless such provision is waived by the General Partner. (The General partner has waived this provision with respect to the 46.7% interest in the Partnership held by the Cushing Fund as described below.). In addition, the partnership agreement contains provisions limiting the ability of holders of Common Units to call meetings or to acquire information about Central’s operations, as well as other provisions limiting the holders of Common Units ability to influence the manner or direction of management.

On November 17, 2010, the Partnership sold 12,724,019 newly-issued Common Units to Central Energy LP for $3,950,000 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane and Central Energy LP.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL – Continued

Distributions of Available Cash – continued

In December 2010, the General Partner and more than a majority in interest of the limited partners holding Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that the Partnership was no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment is that the Partnership was not obligated to Unitholders for unpaid minimum quarterly distributions prior to the quarter beginning October 1, 2011 and Unitholders would only be entitled to minimum quarterly distributions arising from the quarter beginning October 1, 2011 and thereafter. This amendment was incorporated into the Partnership Agreement in April 2011. Based on Central’s cash flow constraints and the likelihood of a restriction on distributions by the Partnership as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Unitholders holding more than a majority in interest of the Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of “Common Unit Arrearages” or “Cumulative Common Unit Arrearages” from the quarter beginning October 1, 2011 until an undetermined future quarter to be established by the Board of Directors of the General Partner. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions until such time as the Board of Directors of the General Partner reinstates the obligation to make minimum quarterly distributions. Unitholders will only be entitled to minimum quarterly distributions arising from and after the date established by the Board of Directors for making such distributions.

At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund an acquisition and the overall success of the Partnership and its operating subsidiaries. In addition to eliminating the obligation to make payments of minimum quarterly distributions until an undetermined future quarter to be established by the Board of Directors of the General Partner, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and any additional issuance of Common Units or other Partnership securities in connection with the next acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with an acquisition by the Partnership since the financing of an acquisition is likely to involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C – INCOME (Loss) Per Common UNIT

Net (loss) per Common Unit is computed on the weighted average number of Common Units outstanding in accordance with ASC 260. During periods in which Central incurs losses, giving effect to common unit equivalents is not included in the computation as it would be antidilutive. The following tables present reconciliations from net (loss) per Common Unit to net (loss) per Common Unit assuming dilution (see Note G – Unit Options and Equity Incentive Plan):

	For the three months ended March 31, 2012
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(438,000)
Basic EPS
Net (loss) available to the Common Units	(438,000)	15,866,482	$(0.03)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the three months ended March 31, 2013
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(476,000)
Basic EPS
Net (loss) available to the Common Units	(476,000)	15,866,482	$(0.03)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2012	March 31, 2013

Land	$512,000	$512,000
Terminal and improvements	4,818,000	4,834,000
Automotive equipment	1,341,000	1,341,000
	6,671,000	6,687,000
Less: accumulated depreciation and amortization	(3,109,000)	(3,243,000)
	$3,562,000	$3,444,000

Depreciation expense of property, plant and equipment totaled $150,000 and $135,000 for the three months ended March 31, 2012 and 2013, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D - PROPERTY, PLANT AND EQUIPMENT – continued

Sale of Regional’s Owned Tractor Fleet

On February 17, 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note H), Regional sold six of its owned tractors for proceeds of $97,000 of which $90,000 was used to fund the deposit required pursuant to the aforementioned agreement and the remainder was used for working capital.

During May 2012 and June 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note H), Regional sold 21 of its owned tractors for total proceeds of $410,000. The proceeds were used to meet ongoing debt service obligations.

In connection with the sale of the tractor fleet, a gain of $56,000 and $256,000 was recorded during the three months ended March 31, 2012 and year ended December 31, 2012, respectively.

As a result of the aforementioned sale of Regional’s owned tractors, Regional’s truck fleet currently consists of twenty leased tractors and five owned tractors.

NOTE E — DEBT OBLIGATIONS

	December 31, 2012	March 31, 2013
Long-term debt obligations were as follows:
Hopewell Note	$-	$2,250,000
RZB Note	1,970,000	-
	1,970,000	2,250,000
Less current portion	1,970,000	169,000
	$-	$2,081,000

RZB Note

In connection with the acquisition of Regional during July 2007, the Partnership funded a portion of the acquisition through a loan of $5,000,000 (“RZB Note”) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (“RZB”), dated July 26, 2007 (“Loan Agreement”). The RZB Note was due on demand and if no demand, with a one-year maturity. In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and the Partnership delivered to RZB a pledge of the outstanding capital stock of Regional.

The RZB Note was converted to a term loan in June 2009 in connection with the Sixth Amendment, Assumption of Obligations and Release Agreement between Regional, the Partnership and RZB (the “ Sixth Amendment ”). The Sixth Amendment provided for an increase in the principal amount of the RZB Note to $4,250,000 as the result of an “incremental loan” of $250,000, established a monthly amortization for the principal amount of the Loan, increased the annual interest rate to 8%, and extended the Maturity Date to April 30, 2012, among other terms and conditions. Regional assumed all obligations of the Partnership under the RZB Note and related collateral agreements upon execution of the Sixth Amendment. The Maturity Date of the RZB Note was extended to May 31, 2014 in connection with the Seventh Amendment to the Loan Agreement among the parties dated May 21, 2010. On November 29, 2012, Regional and RZB entered into a “Limited Waiver and Ninth Amendment” (“Ninth Amendment”) to the Loan Agreement. The Ninth Amendment waived the defaults existing at the time of the Ninth Amendment and reduced required monthly amortization payments to $50,000 per month beginning January 31, 2013. The Ninth Amendment also shortened the maturity date of the RZB Note from May 31, 2014 to March 31, 2013. Regional made the January 31, 2013 monthly amortization payment. On March 1, 2013, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (“March 1, 2013 Demand Notice”) from RZB in connection with the Loan Agreement.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E — DEBT OBLIGATIONS - Continued

RZB Note – continued

The March 1, 2013 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $50,000 due and payable on February 28, 2013 as prescribed under the Ninth Amendment and the continued default with respect to the non-payment of interest and principal due under the Loan Agreement which had been previously waived pursuant to the Ninth Amendment. The March 1, 2013 Demand Notice declared all Obligations (as defined in the Loan Agreement) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The March 1, 2013 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007 and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2006.  In connection with the Hopewell Loan (see “Hopewell Note” below), on March 20, 2013, all obligations unpaid and outstanding under the RZB Loan Agreement totaling $1,975,000 were paid in full. In connection with the closing of the Hopewell Loan Agreement, RZB provided Regional with a payoff letter and released all of the collateral previously held as security. The interest rate for the period January 1, 2013 through March 20, 2013 approximated 9.5%.

Hopewell Note

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional of up to $2,500,000 (“Hopewell Loan”), of which $1,998,000 was advanced on such date and an additional $252,000 was advanced on March 26, 2013. William M. Comegys III, a member of the Board of Directors of the General Partner, is a member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

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

The principal purpose of the Hopewell Loan was to repay the entire amounts due by Regional to RZB in connection with the Loan Agreement totaling $1,975,000 at the time of payoff, including principal, interest and legal fees and other expenses owed in connection with the Loan Agreement. The remaining amounts provided under the Hopewell Loan to Regional were used for working capital.

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, Regional is required to make interest payments only for the first six months beginning April 20, 2013 and then 29 equal monthly payments of $50,000 (principal and interest) from the seventh month through the 35th month with a balloon payment of $1,342,000 due on March 19, 2016.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F – UNIT-BASED PAYMENT

The Partnership may issue options, warrants, rights or appreciation rights with respect to Common Units for any Partnership purpose, including to non-employees for goods and services and to acquire or extend debt, without approval of the Limited Partners. The Partnership applies the provisions of ASC 505 to account for such transactions. ASC 505 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the options, warrants, rights or appreciation rights is used to account for such transactions. Central did not record any unit-based payment costs for non-employees for the three months ended March 31, 2012 and 2013 under the fair-value provisions of ASC 505.

NOTE G – UNIT OPTIONS AND EQUITY INCENTIVE PLAN

The Partnership has no employees and is managed by its General Partner. The Partnership applies ASC 718 for options and/or Common Units granted to employees and directors of the General Partner. During the quarter ended March 31, 2006, Central adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. As described below on March 20, 2013, the Partnership agreed to issue a grant of 200,000 common units to an executive officer of the General Partner which will fully vest upon issuance. The Partnership will record unit-based compensation upon issuance of the 200,000 common units. Central did not record any unit-based compensation for employees for the three months ended March 31, 2012 and 2013 under the fair-value provisions of ASC 718.

Equity Incentive Plan

On March 9, 2005, the Board of Directors of the General Partner (“Board”) approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of Central or the General Partner or any affiliate of Central or the General Partner. The 2005 Plan provides that each outside director of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 Common Units, in an equal amount as determined by the Board of Directors. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan remains available for the grant of awards until March 9, 2015, or such earlier date as the Board of Directors may determine. The 2005 Plan is administered by the compensation committee of the Board of Directors. In addition, the Board of Directors may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the Partnership Agreement and the then applicable rules of the NASDAQ National Market, no approval of the 2005 Plan by the Unitholders of the Partnership was required.

On March 20, 2013, the Board of Directors of the General Partner (“Board”), approved the entering into an employment agreement (“Agreement”) with Mr. Ian T. Bothwell (“Executive”), Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional (see Note J). Under the terms of the Agreement, the Executive is to be granted 200,000 Common Units of the Partnership under the 2005 Plan which shall vest immediately upon such grant as set forth in a separate Unit Grant Agreement between the Executive and the General Partner.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G — UNIT OPTIONS AND EQUITY INCENTIVE PLAN - Continued

Equity Incentive Plan - continued

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

At March 31, 2013, there were no options outstanding under the 2005 Plan. At March 31, 2013, approximately 422,310 Common Units remain available for issuance under the 2005 Plan.

NOTE H - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional. Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance (“VOSH”) issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. The citation arose from allegations that Regional had failed to evaluate properly the provision and use of employer-supplied equipment.  During September 2012, the Court dismissed the citations after a bench trial. In January 2013, the final order in the matter was issued by the Court. VOSH did not request an appeal of the decision by the required due date.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

Legal Proceedings - continued

VOSH Actions – continued

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. There were four citations involved in the case referenced above.  One of the citations arose from the Commissioner's allegations that Regional had exposed this employee to levels of hydrogen sulfide gas in excess of the levels permitted by applicable regulations. Another citation arose from the Commissioner's allegations that Regional had not provided respiratory protection equipment needed to protect this employee from hazards in the workplace. The other two citations arose from the Commissioner's allegations that Regional had not evaluated the need for respiratory equipment in this work environment and had not evaluated the need to create a confined-space permit entry system for the employee's work in taking a sample of turpentine from the top of the railcar. During September 2012, the Court dismissed the first two citations after a bench trial. The Court subsequently dismissed the remaining other two citations.  In April 2013, the final order in the matter was issued by the Court. VOSH did not request an appeal of the decision by the required due date.

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

TransMontaigne Dispute - continued

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

Terminal Operator Status of Regional Facility

In May 2011, Regional was contacted by the IRS regarding whether its Hopewell, Virginia facility would qualify as a “terminal operator” which handles “taxable fuels” and accordingly is required to register through a submission of Form 637 to the IRS. Code Section 4101 provides that a “fuel terminal operator” is a person that (a) operates a terminal or refinery within a foreign trade zone or within a customs bonded storage facility or, (b) holds an inventory position with respect to a taxable fuel in such a terminal. In June 2011, an agent of the IRS toured the Hopewell, Virginia facility and notified the plant manager verbally that he thought the facility did qualify as a “terminal operator.” As a result, even though Regional disagrees with the IRS agent’s analysis, it elected to submit, under protest, to the IRS a Form 637 registration application in July 2011 to provide information about the Hopewell facility. Regional believes that its Form 637 should be rejected by the IRS because (1) the regulations do not apply to Regional’s facility, (2) the items stored do not meet the definition of a “taxable fuel” and (3) there were no taxable fuels being stored or expected to be stored in the foreseeable future that would trigger the registration requirement. Regional had not received a response with respect to its Form 637 submission or arguments that it is not subject to the Requirements. During December 2012, Regional received notification from IRS’ appeals unit (“Appeals Unit”) that the above matter was under review. A telephonic meeting took place in January 2013 whereby the Appeal Unit determined that Regional did not meet the conditions of a terminal operator which handled taxable fuels and that the matter was dismissed. During March 2013, Regional received formal notification from the IRS that the matter was dismissed with no further action required by Regional. As indicated above, should Regional’s operations in the future include activities which qualify Regional as a terminal operator which handles taxable fuels as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material and Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

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

Penske Truck Lease - continued

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

On March 19, 2012, one of the storage tanks (“Storage Tank”) leased under the Amended Asphalt Agreement was discovered to have a leak. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. During the year ended December 31, 2012, Regional recorded a loss of $238,000 (“Asphalt Loss”) in connection with the leak, including the estimated amounts to repair the Storage Tank. Lost revenue with respect to the Storage Tank totaled approximately $200,000 in 2012 and $75,000 for the three months ended March 31, 2013. Regional expects that the Storage Tank will be operational during May 2013. Regional’s insurance providers have notified Regional that the incident did not fall within insurance coverage limits.

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

Sodium Hydroxide Agreement

On September 27, 2007, Regional entered into a Terminal Agreement with Suffolk Solutions, an affiliate of Suffolk Sales with an effective date of June 1, 2008 and an expiration date of May 30, 2013 subject to being automatically renewed in one-year increments unless terminated upon 90 days advance written notice by either party. This Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide. Pursuant to the agreement, Regional agrees to provide two storage tanks, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $314,172, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. Regional also contracts with Suffolk to provide other transportation and trans-loading services of specialty chemicals. The parties are currently negotiating a renewal of the Terminal Agreement.

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

Agreements - continued

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

Employment Agreement

On March 20, 2013, the Board approved an employment agreement with Mr. Ian T. Bothwell, Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional (“Executive”). The general provisions of the employment agreement (“Agreement”) include:

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

Employment Agreement – continued

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

Employment Agreement – continued

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

NOTE I – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

For the three months ended March 31, 2013, SGR Energy LLC, Suffolk Sales, MeadWestVaco, and General Chemical Corporation accounted for approximately 21%, 18%, 13% and 12% of Regional’s revenues, respectively, and approximately 15%, 18%, 20% and 15% of Regional’s accounts receivable, respectively. PVS Chemicals, Inc. accounted for 7% of Regional's revenues and 11% of Regional's accounts receivables. Olin Corporation accounted for 6% of Regional’s revenues and 11% of Regional’s accounts receivables.

Concentrations of Credit Risk

The balance sheet items that potentially subject Central to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Central maintains cash balances in different financial institutions. Balances in accounts are insured up to Federal Deposit Insurance Corporation (FDIC) limits of $250,000 per institution. At March 31, 2013, Central did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with Regional’s accounts receivable are mitigated by Regional’s ongoing credit evaluations of its customers.

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

IRS 2013 Installment Agreement

During the three months ended March 31, 2013, Regional has recorded income tax expense of $14,000. As of March 31, 2013, Regional has accrued $60,000 and $54,000 for federal and state income taxes and associated penalties and interest, respectively, which includes $44,000 and $125,000 of income tax benefits recorded during the three months ended March 31, 2013 and the year ended December 2012, respectively, resulting from losses incurred during those periods. Regional intends to carryback and amend the previously filed income tax returns for the year ended December 31, 2011 for the losses incurred during the year ended December 31, 2012. Due to Regional’s deficit in working capital, Regional has thus far been unable to make any significant estimated tax payments for the taxable year ended December 31, 2011. Under the provisions of the Code, taxpayers are subject to penalties for late payment of taxes based on the original amount of tax reported without consideration for reductions in actual taxes owed resulting from a carryback of losses from a future tax period. Regional was notified by the IRS during 2012 that penalties were due in connection with the failure to pay the taxes originally reported due for the tax year December 31, 2008 as described above, which were subsequently reduced to zero as a result of a carryback of net operating losses that were incurred for the year ended December 31, 2009. Regional’s appeal of the decision by the IRS which originally denied the request by Regional to have the penalties which were assessed in connection with the 2008 tax return abated due to reasonable cause was denied. Regional has also been notified by the Commonwealth of Virginia, Department of Taxation (“VDOT”) that penalties and interest were also due in connection with past due income taxes.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J — INCOME TAXES - Continued

Tax Liabilities – continued

IRS 2013 Installment Agreement – continued

On February 18, 2013, Regional submitted an installment agreement (the “IRS 2013 Installment Agreement”) with the IRS for the payment of $205,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the years December 31, 2008 and December 31, 2011. Regional has yet to receive confirmation from the IRS that the IRS 2013 Installment Agreement has been approved. Under the terms of the IRS 2013 Installment Agreement, Regional was required to pay $5,000 on February 25 and is required to make payments of $10,000 per month beginning March 25, 2013 until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, have been paid in full. As of April 25, 2013, Regional has made all of the required payments under the IRS 2013 Installment Agreement. Regional intends to file an amendment to the previously filed 2011 tax return which would reduce the amount of income taxes due for that period. The IRS 2013 Installment Agreement does not provide the ability to offset or reduce the amount of the obligation based on future adjustments to amounts due which originally comprised the amounts due under the IRS 2013 Installment Agreement. The IRS can cancel the IRS 2013 Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested. Regional is currently in discussions with the VDOT regarding the ability to enter into an installment agreement in connection with unpaid income taxes, penalties and interest. Regional intends to file an amendment to the previously filed 2011 state income tax return which would reduce the amount of income taxes due for that period.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J — INCOME TAXES – Continued

Tax Liabilities – continued

Late Filings and Delivery of Schedules K-1 to Unitholders – continued

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

The Partnership has accrued a total of approximately $1.1 million through March 31, 2013 as its estimate of the penalty exposure related to its failure to file timely its federal tax return for the 2009 tax year. The Partnership no longer is liable for penalties for late filings of state tax returns for 2008 and 2009. There can be no assurance that the Partnership’s request for relief from the federal tax penalties will be approved by the IRS or that the Partnership’s estimate of its penalty exposure is accurate. The Partnership does not currently have the financial resources to pay the penalties that may be assessed by the IRS.

The Partnership has timely applied for an automatic extension to file its 2012 federal and state income tax returns and Schedule K-1’s and expects to deliver the 2012 tax returns and Schedules K-1 to its Unitholders by the required extensions due date, which is September 15, 2013. However, there is no certainty that the Schedules K-1 for the 2012 Tax Year will be completed and delivered timely to Unitholders by the Partnership due its lack of operating capital.

NOTE K — ENVIRONMENTAL MATTERS

Regional is subject to various federal, state and local laws and regulations relating to the protection of the environment. Regional has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Regional accounts for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Central maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the quarters ended March 31, 2012 and 2013, Regional had no environmental contingencies requiring specific disclosure or the recording of a liability.

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

As of December 31, 2012 and March 31, 2013, $434,000 and $63,000, respectively, of the net proceeds from the GP Sale, which totaled $507,000 (after the offset of $93,000 of prior advances from Messrs. Anbouba and Montgomery that were applied towards their purchase price amounts due in connection with the GP Sale) were used by the General Partner to fund working capital requirements of the Partnership, including the payment of certain outstanding obligations. All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2013 is 1.1% per annum and such rate is adjusted monthly by the IRS under IRB 625. At March 31, 2013, the total amount owed to the General Partner by the Partnership, including accrued interest, was $1,576,000.

Intercompany Loans and Receivables

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at March 31, 2013 is $3,921,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE L — RELATED PARTY TRANSACTIONS – Continued

Intercompany Loans and Receivables – continued

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At March 31, 2013, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,542,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the three months ended March 31, 2012 and 2013, Regional recorded allocable expenses of $119,000 and $58,000, respectively.

Reimbursement Agreements

Effective November 17, 2010, the Partnership moved its principal executive offices to Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with AirNow Compression Systems, LTD, an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses.

The Partnership has not reimbursed AirNow Compression Systems, LTD. since January 2013 or Rover Technologies LLC since September 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization. Management intends to satisfy outstanding expense reimbursements upon completion of a recapitalization. For the three months ended March 31, 2012 and 2013, expenses billed in connection with both of these agreements were $27,000 and $17,000, respectively.

NOTE M — REALIZATION OF ASSETS

The unaudited consolidated balance sheets of Central have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. Central had a loss from operations for the year ended December 31, 2012 and the three months ended March 31, 2013. During March 2013, the RZB Note ($1,970,000 at December 31, 2012) was repaid with proceeds from the $2,250,000 advance received by Regional under the Hopewell Loan.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE M — REALIZATION OF ASSETS – Continued

Regional’s unpaid income taxes totaled approximately $282,000 at March 31, 2013, including penalties and interest and excluding approximately $169,000 of adjustments for future net operating loss carrybacks, and are required to be paid in accordance with the terms of the IRS 2013 Installment Agreement and the future terms to be arranged with the VDOT. In addition, the Partnership is liable for the federal late filing penalties related to the Partnership’s failure to deliver timely Schedules K-1 for the 2009 Tax Year to its Unitholders of up to $1,200,000. Central’s deficit in working capital, excluding the current amounts due under the Hopewell Loan and income taxes, penalties and interest, totaled $2,000,000 at March 31, 2013. RVOP is also responsible for contingencies associated with the TransMontaigne dispute (see Note H – Commitments and Contingencies – TransMontaigne Dispute). The Partnership and the General Partner have limited cash resources and are dependent on Regional to fund ongoing corporate expenses.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral for the Hopewell Note, and therefore, Central is unable to obtain additional financing collateralized by those assets. While Central believes that Regional will have sufficient working capital for future operations assuming (a) the Storage Tank is placed back into service as currently projected, (b) the expected increase in revenues from recent contracts entered into by Regional are realized, (c) the expiring contracts during 2013 are renewed without disruption in service and at terms no less favorable than the existing contract terms, (d) that Regional’s obligations to creditors are not accelerated, and (e) that Regional’s costs to operate do not increase, the amount of working capital which Regional can provide to Central, if any, to fund general overhead is limited.

Should Central need additional capital in excess of the cash generated from operations to make the Hopewell Note payments, for payment of taxes, penalties and interest, for payment of the contingent liabilities, for expansion, repair of the Storage Tank, capital improvements to existing assets, for working capital or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. Management continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. As described above, there is no assurance that Regional will have sufficient working capital to cover any of the ongoing overhead expenses of the Partnership for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. If the Partnership does not have sufficient cash reserves, its ability to pursue additional acquisition transactions will be adversely impacted. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot be raised and cash flow is inadequate, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of (1) Regional to achieve operating results as currently projected, (2) Regional to pay its creditors as required, including the Hopewell Loan, the IRS 2013 Installment Agreement and the VDOT amounts to be arranged, (3) the Partnership resolving favorably the exposure for late tax filing penalties for the tax year ended December 31, 2009 and non-delivery of Schedules K-1, (4) RVOP satisfactorily resolving the TransMontaigne dispute, (5) Regional satisfactorily completing the repairs associated with the Storage Tank, (6) the Partnership continuing to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, and (7) the Partnership’s ability to receive additional distributions from Regional or future advances from the General Partner in amounts necessary to fund overhead until an acquisition transaction is completed by the Partnership. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to obtain adequate funding to maintain operations and to continue in existence.

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

NOTE O - SEGMENT INFORMATION

Central reports segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. Central had only one operating segment (transportation and terminaling business of Regional) during the three months ended March 31, 2012 and 2013. The following are amounts related to the transportation and terminaling business included in the accompanying consolidated financial statements for the three months ended March 31, 2012 and 2013 and at December 31, 2012 and March 31, 2013:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013

Revenue from external customers	$1,301,000	$1,317,000
Interest expense	$139,000	$159,000
Depreciation and amortization	$150,000	$135,000
Income tax (expense)	$-	$(14,000)
Net (loss)	$(342,000)	$(446,000)

	December 31, 2012	March 31, 2013

Total assets	$8,927,000	$8,850,000

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE P – REGISTRATION RIGHTS AGREEMENTS

TCW Affiliate

In November 2007, an affiliate of the Partnership entered into a $30 million senior secured credit facility with TCW Asset Management Company (“TCW”), as agent, and TCW Energy Fund X Investors, as holders (“TCW Credit Facility”), in connection with the purchase of certain oil and gas properties located in Haskell, McIntosh and Pittsburg Counties, Oklahoma. The TCW Credit Facility was amended on several occasions and finally settled in May 2009 after TCW issued a “notice of event of default – demand for cure.” As a part of the settlement, the Partnership entered into a registration rights agreement with an affiliate of TCW to provide piggyback registration rights with respect to 400,000 Common Units held by the affiliate of TCW. As of November 2012, the affiliate of TCW had sold all of the 400,000 Common Units provided as part of the settlement and as a result, the piggyback registration rights with respect to the 400,000 Common Units terminated.

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

(UNAUDITED)

NOTE P – REGISTRATION RIGHTS AGREEMENTS - Continued

Limited Partners of Central Energy, LP – Continued

Given the current financial condition of Central, as well as the current bid/ask price of the Common Units, the Partnership does not anticipate filing the shelf registration statement for the foreseeable future. The Partnership will seek to amend the Registration Rights Agreement to extend such filing requirement to a later date.

NOTE Q – SUBSEQUENT EVENT

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

The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional also operated a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots which it was forced to shut-down effective March 31, 2013 as a result of the decision by Regional’s sole customer for this facility not to renew its agreement (which expired on March 31, 2013) as a result of the shut-down of a nearby processing plant for which that customer was supplying product out of the Johnson City site. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities. Certain customers for whom Regional provides storage services also use its transportation services. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

Regional’s revenues for the three months ended March 31, 2012 and 2013 were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended
	March 31, 2012		March 31, 2013
	Revenue	%	Revenue	%

Hauling	$838	64%	$778	59%
Storage	323	25%	441	34%
Terminal	140	11%	98	7%
Other	0	0%	-	0%
Total	$1,301	100%	$1,317	100%

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

Beginning in the second half of 2011, after regaining compliance with its tax and financial reporting obligations, management’s focus has turned to expanding the asset base of the Partnership. The General Partner identified a number of potential acquisition opportunities, made indicative offers to purchase five different midstream assets and entered into significant discussions for the purchase of two of such assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets.

Management continues to focus on the future growth of Central’s assets, and related cash generation, through organic growth and acquisitions. Our primary business objectives are to maintain stable cash flows and to again make quarterly cash distributions on our Common Units. We intend to focus on opportunities to provide fee-based logistics services without engaging in the trading of refined products and the risk associated with fluctuating commodity prices. Our plan is to pursue accretive acquisitions of midstream assets that can expand our operations. Our acquisition activity is focused on gas transportation and services assets, such as gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities, and related assets. In some instances, related assets may include producing oil and gas properties where such assets are an integral part of a larger transaction involving midstream assets. It is not the intention of Central to hold such producing properties, but rather to resell them in an expeditious manner. Our acquisitions will be made through subsidiaries of the Partnership created to acquire identified entities or assets. We will use available resources of Central, third-party debt and/or proceeds from the issuance by Central of Common Units or new securities, or any combination hereof, to fund such acquisitions.

Results of Operations

The unaudited consolidated results of operations from continuing operations during the three months ended March 31, 2012 and 2013, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Three Months Ended March 31, 2012 and 2013 (all amounts in thousands)

							Change Three Months Ended
	Three Months Ended			Three Months Ended			March 31, 2013 versus
	March 31, 2013			March 31, 2012			March 31, 2012
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$1,317	$-	$1,317	$1,301	$-	$1,301	$15	$-	$15
Costs Of Goods Sold	$1,122	$-	$1,122	1,272	-	1,272	(150)	-	(150)
Gross Profit	$195	$-	$195	30	-	30	165	-	165
Selling, General and Administrative Expenses	$468	$129	$597	289	203	491	179	(74)	105
Operating Income (Loss)	$(273)	$(129)	$(402)	(259)	(203)	(462)	(14)	74	60
Interest Expense, net	$(66)	$(4)	$(70)	(41)	-	(41)	(25)	(4)	(29)
Gain On Sale Of Tractors	$-	$-	$-	56	-	56	(56)	-	(56)
Income (Loss) Before Taxes	$(339)	$(132)	$(471)	(245)	(203)	(447)	(94)	70	(24)
Provision (Benefit) For Income Taxes	$14	$-	$14	-	-	-	14	-	14
Net Income (Loss)	$(353)	$(132)	$(485)	$(245)	$(203)	$(447)	$(108)	$70	$(38)

Revenues. Regional’s revenues for the three months ended March 31, 2013 were substantially the same as the revenues for the three months ended March 31, 2012. The revenues during the three months ended March 31, 2013 included increased storage and terminal services revenues from new contracts which were in effect compared with the same period one year earlier partially offset from reduced revenues during the three months ended March 31, 2013 as a result of an out of service tank in connection with the Asphalt Loss which did not impact revenues during the three months ended March 31, 2012 and the reduction of transportation revenues due to increased competition, the reduction in available drivers and the closure of certain customer facilities for maintenance and/or permanently which led to a reduction in overall demand during the three months ended March 31, 2013.

Cost of Goods Sold. Regional’s cost of goods sold for the three months ended March 31, 2013 were $1.1 million compared with $1.3 million for the three months ended March 31, 2012, a decrease of $0.2 million (12.0%). The cost of goods sold during the three months ended March 31, 2012 included higher costs associated with the Asphalt Loss and maintenance of tractors and terminal assets over the three months ended March 31, 2013. Costs of goods sold related to storage and terminal services did not increase despite the increase in revenues described above as the storage and terminal business has mostly fixed costs to operate. The expected reduction in cost of goods sold corresponding to the reduced hauling revenues during the three months ended March 31, 2013 compared with March 31, 2012 was not fully realized as a result of increased prices paid for fuel and the fixed cost portion of the newly entered Penske Truck Lease which were incurred during the three months ended March 31, 2013 compared with the same period one year earlier.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for Regional during the three months ended March 31, 2013 were $0.5 million compared to $0.3 million for the three months ended March 31, 2012, an increase of $0.2 million (62.0%). The increase was the result of higher professional fees in connection with the closing of the Hopewell Loan and compliance costs, partially offset by reduced allocations of costs from the Partnership during the three months ended March 31, 2013 compared with the three months ended March 31, 2012.

The decrease in SG&A expenses for Central of $0.1 million during the three months ended March 31, 2013 compared with the same period one year earlier was principally due to increased allocations of payroll related costs of the Chief Financial Officer to Regional and decreased professional fees as a result of Central’s constraints in cash flows during the three months ended March 31, 2013.

Liquidity and Capital Resources

Management’s primary focus during the first half of 2011 was complying with obligations under federal and state law regarding a number of obligations that the Partnership and Regional had failed to meet due to its previous lack of working capital. During the second half of 2011 and all of 2012, after regaining compliance with its tax and financial reporting obligations, management’s focus turned to expanding the asset base of the Partnership. The General Partner identified a number of potential acquisition opportunities, made indicative offers to purchase five different midstream assets and entered into significant negotiations for the purchase of two of such assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets.

At the present time, the Partnership’s sole operating subsidiary is Regional. Cash flow from the Partnership’s current and future operating subsidiaries are intended to fund the various costs incurred by the General Partner in operating the Partnership (including the compliance costs associated with being a publicly-registered entity), acquisition costs (including costs associated with identifying and valuing acquisition targets, performing due diligence reviews and documenting a potential transaction) and other governance activities associated with a publicly-traded entity. At the time of the Sale, the General Partner anticipated the need for cash reserves sufficient to allow the Partnership to regain compliance with its delinquent tax and financial reporting requirements and to fund general overhead for a reasonable period of time while it identified and completed the acquisition of additional assets that would provide sufficient liquidity to fund its future operations and the ongoing overhead costs described above. Those funds were exhausted by September 2012. In connection with the GP Sale during October 2012, the General Partner raised additional funds which it believed were sufficient to cover general overhead for an additional six months with the intent of completing an acquisition within that time frame. As described in the previous paragraph, the General Partner has not completed an acquisition of additional assets.

Currently the Partnership and the General Partner have each exhausted their available cash reserves, and Regional is relying solely on its cash flow from operations to fund payments required on the Hopewell Note, its tax obligations, funding of other working capital deficits and the required maintenance of its facilities. Furthermore, the use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is restricted as a result of the debt covenants associated with the Hopewell Loan Agreement, and the agreement to subordinate the payment of all intercompany receivables and loans to the Hopewell Note. Currently, there is no cash available for distribution to the Partners. At March 31, 2013, the Partnership had unpaid third-party obligations totaling $6,910,000 and contingent liabilities, including accrued and unpaid taxes by Regional and estimated penalties related to the late filing of the Schedules K-1 for the 2009 tax year of $1,233,000. The Partnership also had intercompany obligations to the General Partner for cash advances of $1,576,000 at March 31, 2013.

Due to the Partnership’s and the General Partner’s concerns over future liquidity, effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining sufficient funds needed to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since September 2011. In addition, the General Partner has not reimbursed AirNow Compression Systems, LTD. since January 2013 or the amounts allocated to the General Partner’s by Rover Technologies LLC since September 2011 for the overhead costs associated with offices maintained on the premises of each affiliated organization. Management intends to resume compensation to the executive officers and satisfy outstanding expense reimbursements to the executive officers and/or their affiliates at such time as sufficient working capital is available to pay such expenses.

During the three months ended March 31, 2013, Regional entered into agreements with several vendors which provide for the payment of outstanding balances over future monthly periods until all amounts owing have been paid. In addition, Regional is obligated to make monthly payments under an installment agreement with the IRS for the payment of all delinquent income tax amounts owing for the tax periods prior to December 31, 2011 until all amounts owing have been paid. On March 31, 2013, Regional ceased operations at the Johnson City facility. Management believes that the lost hauling business from the Johnson City facility will be recaptured from existing demand at the Hopewell facility in the upcoming months. Three contracts which provide for the leasing of several of the Large Tanks are subject to expiration during fiscal 2013. Regional expects to be able to negotiate extensions to the existing contracts and/or obtain new contracts with current and/or new customers under terms no less favorable than the existing contracts. Regional expects that the repair of another tank that has been out of service since March 2012 will be operational during May 2013. In addition, Regional entered into the Hopewell Loan and reduced its cost of debt on a monthly basis. The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, Regional is required to make interest payments only for the first six months beginning April 20, 2013 and then 29 equal monthly payments of $50,000 (principal and interest) from the seventh month through the 35th month with a balloon payment of $1,342,000 due on March 19, 2016. As a result of the above actions, management believes that Regional’s financial position will be stable in the foreseeable future and that working capital will continue to improve provided none of the obligations described above are accelerated and/or projected results of operations are less than anticipated.

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

Management believes that the future completion of any acquisition will require the use of then available Partnership resources, third-party debt and/or proceeds from the issuance of additional Common Units or new securities by the Partnership, or a combination thereof. Management does not expect that it will complete an acquisition before the second half of 2013. There is no assurance that management will be successful in completing an acquisition. If an acquisition is completed, management expects that the terms of any related financing will contain some form of restriction on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

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

IRS 2013 Installment Agreement

During the three months ended March 31, 2013, Regional recorded income tax expense of $14,000. As of March 31, 2013, Regional has accrued $60,000 and $54,000 for federal and state income taxes and associated penalties and interest, respectively, which includes $44,000 and $125,000 of income tax benefits recorded during the three months ended March 31, 2013 and the year ended December 2012, respectively, resulting from losses incurred during those periods. Regional intends to carryback and amend the previously filed income tax returns for the year ended December 31, 2011 for the losses incurred during the year ended December 31, 2012. Due to Regional’s deficit in working capital, Regional has thus far been unable to make any significant estimated tax payments for the taxable year ended December 31, 2011. Under the provisions of the Code, taxpayers are subject to penalties for late payment of taxes based on the original amount of tax reported without consideration for reductions in actual taxes owed resulting from a carryback of losses from a future tax period. Regional was notified by the IRS during 2012 that penalties were due in connection with the failure to pay the taxes originally reported due for the tax year December 31, 2008 as described above, which were subsequently reduced to zero as a result of a carryback of net operating losses that were incurred for the year ended December 31, 2009. Regional’s appeal of the decision by the IRS which originally denied the request by Regional to have the penalties which were assessed in connection with the 2008 tax return abated due to reasonable cause was denied. Regional has also been notified by the Commonwealth of Virginia, Department of Taxation (“VDOT”) that penalties and interest were also due in connection with past due income taxes.

On February 18, 2013, Regional submitted an installment agreement (the “IRS 2013 Installment Agreement”) with the IRS for the payment of $205,000 owing in income taxes, penalties and interest in connection with the income tax return filed for the years December 31, 2008 and December 31, 2011. Regional has yet to receive confirmation from the IRS that the IRS 2013 Installment Agreement has been approved. Under the terms of the IRS 2013 Installment Agreement, Regional was required to pay $5,000 on February 25 and is required to make payments of $10,000 per month beginning March 25, 2013 until all amounts owing under the IRS Installment Agreement, including continuing interest and penalties on outstanding balances, have been paid in full. As of April 25, 2013, Regional has made all of the required payments under the IRS 2013 Installment Agreement. Regional intends to file an amendment to the previously filed 2011 tax return which would reduce the amount of income taxes due for that period. The IRS 2013 Installment Agreement does not provide the ability to offset or reduce the amount of the obligation based on future adjustments to amounts due which originally comprised the amounts due under the IRS 2013 Installment Agreement. The IRS can cancel the IRS 2013 Installment Agreement for a number of reasons, including the late payment of any installment due under the agreement, the failure to pay timely all tax amounts due, or to provide financial information when requested. Regional is currently in discussions with the VDOT regarding the ability to enter into an installment agreement in connection with unpaid income taxes, penalties and interest. Regional intends to file an amendment to the previously filed 2011 state income tax return which would reduce the amount of income taxes due for that period.

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

The Partnership has accrued a total of approximately $1.1 million through March 31, 2013 as its estimate of the penalty exposure related to its failure to file timely its federal tax return for the 2009 tax year. The Partnership no longer is liable for penalties for late filings of state tax returns for 2008 and 2009. There can be no assurance that the Partnership’s request for relief from the federal tax penalties will be approved by the IRS or that the Partnership’s estimate of its penalty exposure is accurate. The Partnership does not currently have the financial resources to pay the penalties that may be assessed by the IRS.

The Partnership has timely applied for an automatic extension to file its 2012 federal and state income tax returns and Schedule K-1’s and expects to deliver the 2012 tax returns and Schedules K-1 to its Unitholders by the required extensions due date, which is September 15, 2013. However, there is no certainty that the Schedules K-1 for the 2012 Tax Year will be completed and delivered timely to Unitholders by the Partnership due its lack of operating capital.

Disputes

VOSH Actions

On July 25, 2005, an equipment failure during the loading of nitric acid from a railcar to a tanker truck resulted in a release of nitric acid and injury to an employee of Regional. Cleanup costs totaled approximately $380,000 in 2005 and were covered entirely by reimbursement from Regional’s insurance carrier. Several lawsuits against Regional were filed by property owners in the area. All of these suits were settled for an aggregate amount of $115,000, which was within insurance coverage limits. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance (“VOSH”) issued a citation against Regional on October 7, 2005 seeking a fine of $4,500. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. On June 18, 2007, the Commissioner of Labor and Industry filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. The citation arose from allegations that Regional had failed to evaluate properly the provision and use of employer-supplied equipment.  During September 2012, the Court dismissed the citations after a bench trial. In January 2013, the final order in the matter was issued by the Court. VOSH did not request an appeal of the decision by the required due date.

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. There were four citations involved in the case referenced above. One of the citations arose from the Commissioner's allegations that Regional had exposed this employee to levels of hydrogen sulfide gas in excess of the levels permitted by applicable regulations. Another citation arose from the Commissioner's allegations that Regional had not provided respiratory protection equipment needed to protect this employee from hazards in the workplace.  The other two citations arose from the Commissioner's allegations that Regional had not evaluated the need for respiratory equipment in this work environment and had not evaluated the need to create a confined-space permit entry system for the employee's work in taking a sample of turpentine from the top of the railcar. During September 2012, the Court dismissed the first two citations after a bench trial. The Court subsequently dismissed the remaining other two citations. In April 2013, the final order in the matter was issued by the Court. VOSH did not request an appeal of the decision by the required due date.

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

Terminal Operator Status of Regional Facility

In May 2011, Regional was contacted by the IRS regarding whether its Hopewell, Virginia facility would qualify as a “terminal operator” which handles “taxable fuels” and accordingly is required to register through a submission of Form 637 to the IRS. Code Section 4101 provides that a “fuel terminal operator” is a person that (a) operates a terminal or refinery within a foreign trade zone or within a customs bonded storage facility or, (b) holds an inventory position with respect to a taxable fuel in such a terminal. In June 2011, an agent of the IRS toured the Hopewell, Virginia facility and notified the plant manager verbally that he thought the facility did qualify as a “terminal operator.” As a result, even though Regional disagrees with the IRS agent’s analysis, it elected to submit, under protest, to the IRS a Form 637 registration application in July 2011 to provide information about the Hopewell facility. Regional believes that its Form 637 should be rejected by the IRS because (1) the regulations do not apply to Regional’s facility, (2) the items stored do not meet the definition of a “taxable fuel” and (3) there were no taxable fuels being stored or expected to be stored in the foreseeable future that would trigger the registration requirement. Regional had not received a response with respect to its Form 637 submission or arguments that it is not subject to the Requirements. During December 2012, Regional received notification from IRS’ appeals unit (“Appeals Unit”) that the above matter was under review. A telephonic meeting took place in January 2013 whereby the Appeal Unit determined that Regional did not meet the conditions of a terminal operator which handled taxable fuels and that the matter was dismissed. During March 2013, Regional received formal notification from the IRS that the matter was dismissed with no further action required by Regional. As indicated above, should Regional’s operations in the future include activities which qualify Regional as a terminal operator which handles taxable fuels as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material and Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

Debt Obligations

RZB Note

In connection with the acquisition of Regional during July 2007, the Partnership funded a portion of the acquisition through a loan of $5,000,000 (“RZB Note”) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (“RZB”), dated July 26, 2007 (“Loan Agreement”). The RZB Note was due on demand and if no demand, with a one-year maturity. In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and the Partnership delivered to RZB a pledge of the outstanding capital stock of Regional.

The RZB Note was converted to a term loan in June 2009 in connection with the Sixth Amendment, Assumption of Obligations and Release Agreement between Regional, the Partnership and RZB (the “ Sixth Amendment ”). The Sixth Amendment provided for an increase in the principal amount of the RZB Note to $4,250,000 as the result of an “incremental loan” of $250,000, established a monthly amortization for the principal amount of the Loan, increased the annual interest rate to 8%, and extended the Maturity Date to April 30, 2012, among other terms and conditions. Regional assumed all obligations of the Partnership under the RZB Note and related collateral agreements upon execution of the Sixth Amendment. The Maturity Date of the RZB Note was extended to May 31, 2014 in connection with the Seventh Amendment to the Loan Agreement among the parties dated May 21, 2010. On November 29, 2012, Regional and RZB entered into a “Limited Waiver and Ninth Amendment” (“Ninth Amendment”) to the Loan Agreement. The Ninth Amendment waived the defaults existing at the time of the Ninth Amendment and reduced required monthly amortization payments to $50,000 per month beginning January 31, 2013. The Ninth Amendment also shortened the maturity date of the RZB Note from May 31, 2014 to March 31, 2013. Regional made the January 31, 2013 monthly amortization payment. On March 1, 2013, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (“March 1, 2013 Demand Notice”) from RZB in connection with the Loan Agreement.

The March 1, 2013 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $50,000 due and payable on February 28, 2013 as prescribed under the Ninth Amendment and the continued default with respect to the non-payment of interest and principal due under the Loan Agreement which had been previously waived pursuant to the Ninth Amendment. The March 1, 2013 Demand Notice declared all Obligations (as defined in the Loan Agreement) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The March 1, 2013 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007 and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2006.  In connection with the Hopewell Loan (see “Hopewell Note” below), on March 20, 2013, all obligations unpaid and outstanding under the RZB Loan Agreement totaling $1,975,000 were paid in full. In connection with the closing of the Hopewell Loan Agreement, RZB provided Regional with a payoff letter and released all of the collateral previously held as security. The interest rate for the period January 1, 2013 through March 20, 2013 approximated 9.5%.

Hopewell Note

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional of up to $2,500,000 (“Hopewell Loan”), of which $1,998,000 was advanced on such date and an additional $252,000 was advanced on March 26, 2013. William M. Comegys III, a member of the Board of Directors of the General Partner, is a member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

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

The principal purpose of the Hopewell Loan was to repay the entire amounts due by Regional to RZB in connection with the Loan Agreement totaling $1,975,000 at the time of payoff, including principal, interest and legal fees and other expenses owed in connection with the Loan Agreement. The remaining amounts provided under the Hopewell Loan to Regional were used for working capital.

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, Regional is required to make interest payments only for the first six months beginning April 20, 2013 and then 29 equal monthly payments of $50,000 (principal and interest) from the seventh month through the 35th month with a balloon payment of $1,342,000 due on March 19, 2016.

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

As of December 31, 2012 and March 31, 2013, $434,000 and $63,000, respectively, of the net proceeds from the GP Sale, which totaled $507,000 (after the offset of $93,000 of prior advances from Messrs. Anbouba and Montgomery that were applied towards their purchase price amounts due in connection with the GP Sale) were used by the General Partner to fund working capital requirements of the Partnership, including the payment of certain outstanding obligations. All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2013 is 1.1% per annum and such rate is adjusted monthly by the IRS under IRB 625. At March 31, 2013, the total amount owed to the General Partner by the Partnership, including accrued interest, was $1,576,000.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007, Regional issued to the Partnership a promissory note in the amount of $2,500,000 (the “Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at March 31, 2013 is $3,921,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At March 31, 2013, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,542,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Material Agreements

Employment Agreement

During March 2013, the General Partner entered into an employment agreement with Ian T. Bothwell, Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional. The provisions of the employment agreement are set forth in “Note H – Commitments and Contingencies – Employment Agreement” to the unaudited consolidated financial statements.

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

On March 19, 2012, one of the storage tanks (“Storage Tank”) leased under the Amended Asphalt Agreement was discovered to have a leak. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. During the year ended December 31, 2012, Regional recorded a loss of $238,000 (“Asphalt Loss”) in connection with the leak, including the estimated amounts to repair the Storage Tank. Lost revenue with respect to the Storage Tank totaled approximately $200,000 in 2012 and $75,000 for the three months ended March 31, 2013. Regional expects that the Storage Tank will be operational during May 2013. Regional’s insurance providers have notified Regional that the incident did not fall within insurance coverage limits.

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

Sodium Hydroxide Agreement

On September 27, 2007, Regional entered into a Terminal Agreement with Suffolk Solutions, an affiliate of Suffolk Sales with an effective date of June 1, 2008 and an expiration date of May 30, 2013 subject to being automatically renewed in one-year increments unless terminated upon 90 days advance written notice by either party. This Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide. Pursuant to the agreement, Regional agrees to provide two storage tanks, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $314,172, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. Regional also contracts with Suffolk to provide other transportation and trans-loading services of specialty chemicals. The parties are currently negotiating a renewal of the Terminal Agreement.

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

Reimbursement Agreements

Effective November 17, 2010, the Partnership moved its principal executive offices to Dallas, Texas. As a result, it has entered into a Reimbursement Agreement with AirNow Compression Systems, LTD, an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President. The agreement provides for the monthly payment of allocable “overhead costs,” which include rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. The term of the agreement is month-to-month and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the three months ended March 31, 2012 and 2013, Regional recorded allocable expenses of $119,000 and $58,000, respectively.

Registration Rights Agreements

TCW Affiliate

In November 2007, an affiliate of the Partnership entered into a $30 million senior secured credit facility with TCW Asset Management Company (“TCW”), as agent, and TCW Energy Fund X Investors, as holders (“TCW Credit Facility”), in connection with the purchase of certain oil and gas properties located in Haskell, McIntosh and Pittsburg Counties, Oklahoma. The TCW Credit Facility was amended on several occasions and finally settled in May 2009 after TCW issued a “notice of event of default – demand for cure.” As a part of the settlement, the Partnership entered into a registration rights agreement with an affiliate of TCW to provide piggyback registration rights with respect to 400,000 Common Units held by the affiliate of TCW. As of November 2012, the affiliate of TCW had sold all of the 400,000 Common Units provided as part of the settlement and as a result, the piggyback registration rights with respect to the 400,000 Common Units terminated.

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

Realization of Assets

The unaudited consolidated balance sheets of Central have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. Central had a loss from operations for the year ended December 31, 2012 and the three months ended March 31, 2013. During March 2013, the RZB Note ($1,970,000 at December 31, 2012) was repaid with proceeds from the $2,250,000 advance received by Regional under the Hopewell Loan.

Regional’s unpaid income taxes totaled approximately $282,000 at March 31, 2013, including penalties and interest and excluding approximately $169,000 of adjustments for future net operating loss carrybacks, and are required to be paid in accordance with the terms of the IRS 2013 Installment Agreement and the future terms to be arranged with the VDOT. In addition, the Partnership is liable for the federal late filing penalties related to the Partnership’s failure to deliver timely Schedules K-1 for the 2009 Tax Year to its Unitholders of up to $1,200,000. Central’s deficit in working capital, excluding the current amounts due under the Hopewell Loan and income taxes, penalties and interest, totaled $2,000,000 at March 31, 2013. RVOP is also responsible for contingencies associated with the TransMontaigne dispute (see Note H – Commitments and Contingencies – TransMontaigne Dispute). The Partnership and the General Partner have limited cash resources and are dependent on Regional to fund ongoing corporate expenses.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral for the Hopewell Note, and therefore, Central is unable to obtain additional financing collateralized by those assets. While Central believes that Regional will have sufficient working capital for future operations assuming (a) the Storage Tank is placed back into service as currently projected, (b) the expected increase in revenues from recent contracts entered into by Regional are realized, (c) the expiring contracts during 2013 are renewed without disruption in service and at terms no less favorable than the existing contract terms, (d) that Regional’s obligations to creditors are not accelerated, and (e) that Regional’s costs to operate do not increase, the amount of working capital which Regional can provide to Central, if any, to fund general overhead is limited.

Should Central need additional capital in excess of the cash generated from operations to make the Hopewell Note payments, for payment of taxes, penalties and interest, for payment of the contingent liabilities, for expansion, repair of the Storage Tank, capital improvements to existing assets, for working capital or otherwise, its ability to raise capital would be hindered by the existing pledge. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. Management continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. As described above, there is no assurance that Regional will have sufficient working capital to cover any of the ongoing overhead expenses of the Partnership for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. If the Partnership does not have sufficient cash reserves, its ability to pursue additional acquisition transactions will be adversely impacted. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot be raised and cash flow is inadequate, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of (1) Regional to achieve operating results as currently projected, (2) Regional to pay its creditors as required, including the Hopewell Loan, the IRS 2013 Installment Agreement and the VDOT amounts to be arranged, (3) the Partnership resolving favorably the exposure for late tax filing penalties for the tax year ended December 31, 2009 and non-delivery of Schedules K-1, (4) RVOP satisfactorily resolving the TransMontaigne dispute, (5) Regional satisfactorily completing the repairs associated with the Storage Tank, (6) the Partnership continuing to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, and (7) the Partnership’s ability to receive additional distributions from Regional or future advances from the General Partner in amounts necessary to fund overhead until an acquisition transaction is completed by the Partnership. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to obtain adequate funding to maintain operations and to continue in existence.

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

Critical Accounting Policies

The unaudited consolidated financial statements of Central reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to Central’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, “Summary of Significant Accounting Policies”.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our General Partner’s management, including our General Partner’s executive officer and its chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on its assessment and those criteria, management concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of March 31, 2013.

Internal Control Over Financial Reporting

Since mid-2009, our General Partners’ accounting department has consisted of only the chief financial officer, an assistant to the chief financial officer and Regional’s accountant. Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2013. The lack of sufficient personnel, the inability to complete an acquisition since 2008 and the continued financial difficulties encountered by Central was and continues to be the major reason that Central has been unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information and now continues to be an ongoing risk of maintaining compliance in the near future.

During the years ended 2011 and 2012 and the period ended March 31, 2013, the General Partner’s new management accounting department was comprised only of the chief financial officer while it sought to identify an acquisition opportunity that might include an accounting function to bolster the General Partner’s and Regional’s accounting capabilities. This has not occurred. As a result, the lack of sufficient personnel continues to be an issue with respect to establishing the desired internal control over financial reporting and accounting. The General Partner does not expect to be able to take the steps necessary to improve its internal control over financial reporting during the remainder of 2013 given its current financial condition absent the acquisition of a company with the necessary accounting functions and personnel to resolve its dilemma. During June 2012 through Since August 2012, Regional’s controller was required to take several medical leave of absences and ultimately resigned during April 2013. Regional’s assistant controller who was recently hired in January 2013, is currently assuming the accounting role. During the three months ended March 31, 2013, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Despite the lack of accounting personnel, the management of the General Partner believes the Partnership’s unaudited consolidated financial statements included in this Quarterly Report fairly present in all material respects its financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

See “Note H – Commitments and Contingencies” to the unaudited consolidated financial statements included in this report for a more detailed discussion of current contingencies.

Item 1A. Risk Factors

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” regarding the risks associated with Central’s inability to obtain additional working capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

See “Note G – Unit Options and Equity Incentive Plan” and “Note H – Commitments and Contingencies” to the unaudited consolidated financial statements included in this report for a more detailed discussion of unregistered sales of equity securities.

Item 3.	Defaults upon Senior Securities

See Note E – Debt Obligations to the unaudited consolidated financial statements included in this report for material defaults with respect to the RZB Note.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.
2.1	Distribution Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and its Subsidiaries. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

2.2	Amended and Restated Purchase and Sale Agreement, dated August 15, 2006, by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 20, 2006, SEC File No. 000-50394).

2.3	Agreement and Plan of Merger, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., Regional Enterprises, Inc. (also known as Regional Enterprises, Inc.); the shareholders; and W. Gary Farrar, Jr. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

2.4	Articles of Merger of Regional Enterprises, Inc. and Regional Enterprises, Inc., dated July 27 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.
2.5	Asset Purchase Agreement, dated October 1, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.6	Amendment to Asset Purchase Agreement, dated November 16, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.7	Asset Purchase Agreement, dated as of October 1, 2007, by and between Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.8	Amendment to Asset Purchase Agreement, dated October 25, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.9	Second Amendment to Asset Purchase Agreement, dated November 16, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.10	Stock Purchase Agreement, dated October 2, 2007, by and between Rio Vista GO, GO LLC, Outback Production Inc., Gary Moores and Bill Wood. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.11	Amendment to Membership Interest Purchase and Sale Agreement, dated November 16, 2007, by and between Rio Vista Energy Partners L.P., Rio Vista GO LLC, Outback Production Inc., GO LLC, and Gary Moores and Bill Wood. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.12	Purchase and Sale Agreement, dated December 26, 2007, by and among Rio Vista Operating Partnership L.P., Penn Octane International, LLC, TMOC Corp., TLP MEX L.L.C. and RAZORBACK L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on January 3, 2008, SEC File No. 000-50394).

2.13	Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

2.14	Third Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, effective July 21, 2010 and dated August 9, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 13, 2010, SEC File No. 000-50394.)

2.15	Fourth Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, dated November 17, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

3.1	Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed July 10, 2003. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

Exhibit No.
3.2	Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed September 17, 2003. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

3.3	First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P., dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.4	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P., dated October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 21, 2005, SEC File No. 000-50394).

3.5	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

3.6	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement, dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

3.7	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC, dated October 2, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 6, 2006, SEC File No. 000-50394).

3.8	First Amendment to the Amended and Restated Limited Liability Company Agreement of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.9	Amendment to Certificate of Formation of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.10	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.11	Amendment to Certificate of Limited Partnership of Rio Vista Energy Partners, L.P. dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.12	Second Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC, dated April 12, 2011. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

3.13	Second Amended and Restated Agreement of Limited partnership of Central Energy Partners LP, dated April 12, 2011. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

3.14	Amendment to Second Amended and Restated Agreement of Limited Partnership of the Partnership dated March 28, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

Exhibit No.
4.1	Specimen Unit Certificate for Common Units. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

4.2	Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

4.3	Registration Rights Agreement, dated December 3, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista GP LLC, Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on December 4, 2007, SEC File No. 000-50394).

4.4	Registration Rights Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P. and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)

4.5	Registration Rights Agreement dated as of August 1, 2011 by and among Central Energy Partners LP and the limited partners of Central Energy, LP. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and filed on August 15, 2011, SEC File No. 000-50394.)

4.6	Specimen Common Unit Certificate of Central Energy Partners LP (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2012, SEC File No. 000-50394.)

10.1	Contribution, Conveyance and Assumption Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.2	Omnibus Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.3	Amendment No. 1 to Omnibus Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.4	Purchase Contract, dated October 1, 2004, by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.5	Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.6	Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.7	Rio Vista Energy Partners L.P. Unit Option Agreement, dated July 10, 2003, granted to Shore Capital LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

Exhibit No.
10.8	Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

10.9	Conveyance Agreement, dated September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.10	Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC, dated September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.11	Guaranty & Agreement, dated September 15, 2004, between Rio Vista Operating Partnership L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.12	General Security Agreement, dated September 15, 2004, between Rio Vista Energy Partners L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.13	General Security Agreement, dated September 15, 2004, between Rio Vista Operating Partnership L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.14*	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 12, 2005, SEC File No. 000-50394).

10.15	Promissory Note, dated August 15, 2005, between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on August 19, 2005, SEC File No. 000-50394).

10.16	Security Agreement, dated August 15, 2005, between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on August 19, 2005, SEC File No. 000-50394).

10.17	Amended and Restated Consulting Agreement, dated November 15, 2005, by and among Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 21, 2005, SEC File No. 000-50394).

10.18	Unit Purchase Option, dated February 6, 2007, between Shore Trading LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.19	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts, dated February 6, 2007, by and among Penn Octane Corporation, Rio Vista GP LLC and Shore Trading LLC. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

Exhibit No.

10.20	Consulting Agreement entered into on March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation and Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.21	Letter Agreement, dated March 5, 2007, by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.22*	Form of Rio Vista GP LLC Chairman Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.23*	Form of Rio Vista GP LLC Managers Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.24*	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.25*	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.26	Consulting Agreement, dated November 1, 2006, by and among Penn Octane Corporation And Rio Vista Energy Partners L.P. and Ricardo Canney. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.27	Consulting Agreement, dated July 2, 2007, by and between Rio Vista Energy Partners, L.P. and CEOcast, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.28	Employment and Non-Competition Agreement, dated July 27, 2007, by and between Regional Enterprises, Inc. and W. Gary Farrar, III. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.29	Escrow Agreement, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., W. Gary Farrar, Jr., and First Capital Bank. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.30	Loan Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P., and RZB Finance LLC (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.31	Guaranty and Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.
10.32	Guaranty and Agreement, dated July 26, 2007, by and between Penn Octane Corporation, and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.33	Guaranty and Agreement, dated July 26, 2007, by and between Rio Vista Operating Partnership L.P. and RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.34	$5,000,000 Promissory Note, dated July 26, 2007, issued by Rio Vista Energy Partners L.P. to RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.35	General Security Agreement, dated July 26, 2007, by and between RZB Finance LLC and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.36	Pledge Agreement, dated July 26, 2007, by and between: Rio Vista Energy Partners L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.37	First Amendment to Line Letter, dated July 26, 2007, by and between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.38	Debt Assumption Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P. and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.39	$5,000,000 Debt Assumption Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.40	$2,500,000 Promissory Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.41	Environmental Indemnity Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.42	Reaffirmation of Security Agreements, dated July 26, 2007, by and among Rio Vista Energy Partners L.P., Penn Octane Corporation Rio Vista Operating Partnership L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.
10.43	Binding Letter of Intent, dated September 12, 2007, by and between TransMontaigne Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.44	Restated and Amended Promissory Note, dated September 12, 2007, by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.45	Restated and Amended Security Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.46	First Priority Equity Interest Pledge Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P., with the acknowledgment of Penn Octane de Mexico, S. de R.L. de C.V. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.47	First Priority Equity Interest Pledge Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P., with the acknowledgment of Termatsal, S. de R.L. de C.V. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.48	Assignment Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., TransMontaigne Partners L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.49	Unit Purchase Agreement, dated November 29, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista GP LLC, Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on December 4, 2007, SEC File No. 000-50394).

10.50	Guaranty made as of November 19, 2007 by Rio Vista Eco LLC, Rio Vista GO LLC, GO LLC and MV Pipeline Company in favor of TCW Asset Management Company as administrative agent for Holders. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.51	Security Agreement dated as of November 19, 2007 by Rio Vista Penny LLC in favor of TCW Asset Management Company, as administrative agent. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.52	Assumption Agreement dated November 19, 2007 by and among GM Oil Properties, Inc., Rio Vista Penny LLC, TCW Asset Management Company, as administrative agent and the holders party to the Note Purchase Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

Exhibit No.
10.53	Rio Vista Energy Partners L.P. Common Unit Purchase Warrant issued to TCW Energy Funds X Holdings, L.P. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.54	Promissory note dated November 19, 2007 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.55	Note Purchase Agreement between Rio Vista Penny LLC, TCW Asset Management Company and TCW Energy Fund X Investors dated November 19, 2007. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.56	First Amendment to Note Purchase Agreement dated as of September 29, 2008 by and among Rio Vista Penny LLC, TCW Asset Management Company, and the Holders party to the Original Note Purchase Agreement. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.57	Amended and Restated Management Services Agreement, dated and effective as of September 29, 2008, is made by and among Rio Vista Operating LLC, Rio Vista Energy Partners L.P., and Rio Vista Penny LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.58	Promissory Note dated April 15, 2008 between Rio Vista Energy Partners L.P. and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.59	Amendment to Promissory Note dated June 27, 2008 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.60	Second Amendment to Promissory Note dated January 20, 2009 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.61	Second Amendment to Loan Agreement dated as of July 2008 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.62	Third Amendment to Loan Agreement dated as of December 2008 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.63	Fourth Amendment to Loan Agreement dated as of February 28, 2009 between RZB Finance LLC and Rio Vista. . (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.64	Fifth Amendment to Loan Agreement dated as of March 31, 2009 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

Exhibit No.
10.65	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated December 30, 2008 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.66	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated February 28, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.67	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated March 23, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.68	Letter Agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated April 13, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 20, 2009, SEC File No. 000-50394.)

10.69	Settlement Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P., Rio Vista ECO, LLC, TCW Asset Management Company, as administrative agent, and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)

10.70	Sixth Amendment, Assumption of Obligations and Release Agreement dated as of June 12, 2009 among RZB Finance LLC, Rio Vista Energy Partners L.P. and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 19, 2009, SEC File No. 000-50394.)

10.71	The press release of Rio Vista Energy Partners L.P. dated August 14, 2009, announcing the delay in filing the June 30, 2009 quarterly financial statements on Form 10-Q. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 17, 2009, SEC File No. 000-50394.)

10.72	The press release of Rio Vista Energy Partners L.P. dated August 14, 2009, announcing its receipt of the NASDAQ Determination Letter which denied Rio Vista’s plan for regaining compliance with NASDAQ Marketplace Rule 5250(c)(1). (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on October 2, 2009, SEC File No. 000-50394.)

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

10.74	Seventh Amendment dated as of May 21, 2010 between RZB Finance LLC and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

Exhibit No.

10.75	Conditional Acceptance of Settlement Offer and Release dated as of November 17, 2010, by and among each of Ian T. Bothwell, Bruce I. Raben, Ricardo Rodriquez, Murray J. Feiwell, Nicholas J. Singer and Douglas L. manner, on the one hand, and Rio Vista Energy partners L.P. on the other. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.76	Mutual Release dated as of November 17, 2010 by and among Penn Octane Corporation, Rio Vista Energy Partners, L.P. and Rio Vista GP, LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.77	Release dated as of November 17, 2010 by Rio Vista Energy Partners, L.P., Rio Vista GP, LLC and Central Energy, LP, and the persons identified on Schedule I attached thereto. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.78	Termination Agreement dated as of November 17, 2010 among Penn Octane Corporation, Rio Vista GP, LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.79*	Employment Agreement between Rio Vista GP, LLC and Imad K. Anbouba dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.80*	Employment Agreement between Rio Vista GP, LLC and Carter R. Montgomery dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.81	Installment Agreement dated November 17, 2010 by and between Regional Enterprises, Inc. and the Internal Revenue Service. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.82	Buy-Sell Agreement dated April 13, 2011 by and among Imad K. Anbouba, Carter R. Montgomery and the Cushing MLP Opportunity Fund I, L.P. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.83	Reimbursement Agreement effective November 17, 2010, by and between Central Energy GP LLC and AirNow Industrial Compressions Systems, LTD. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.84	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.85*	Employment Agreement of Donald P. Matthews dated November 22, 2011. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 28, 2011, SEC File No. 000-50394.)

10.86	Form of Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

Exhibit No.

10.87	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.88	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

10.89	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.90	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.91	Response and Notice of Default and Reservation of Rights dated September 14, 2012 from RB International Finance (USA) LLC (“RBI”) in connection with the Loan Agreement dated as of July 26, 2007 (as amended, supplemented or otherwise modified from time to time) between Regional Enterprises, Inc. (as successor by assumption of obligations to the Partnership) and RBI. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on September 21, 2012, SEC File No. 000-50394.)

10.92	Notice of Default, Demand for Payment and Reservation of Rights dated October 4, 2012 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

10.93	Limited Waiver and Ninth Amendment dated as of November 1, 2012 between RB International Finance (USA) LLC and Regional Enterprises (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 30, 2012, SEC File No. 000-50394.)

10.94	Notice of Default, Demand for Payment and Reservation of Rights dated March 1, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 7, 2013, SEC File No. 000-50394.)

10.95	Term Loan and Security Agreement between Regional Enterprises, Inc., as Borrower, and Hopewell Investment Partners LLC, as Lender, dated March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.96	Promissory Note dated March 20, 2013 in an amount of up to $2,500,000 issued by Regional Enterprises, Inc., as Borrower, to Hopewell Investment Partners LLC, as Lender (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.97	First Lien Mortgage, Security Agreement, Assignment of Rents, Leases and Fixture Filing by and from Regional Enterprises, Inc., as Mortgagor, to Hopewell Investment Partners LLC, as Mortgagee, dated as of March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

Exhibit No.
10.98	Pledge Agreement dated March 20, 2013 by Central Energy Partners LP to Hopewell Investment Partners (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.99	Assignment of Leases and Rents from Regional Enterprises, Inc. to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.100	Environmental Certificate (With Covenants, Representations and Warranties) from Regional Enterprises, Inc. and Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.101	Unlimited Guaranty dated March 20, 2013 from Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.102*	Employment Contract of Ian T. Bothwell (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

16.1

Letter regarding Change of Certifying Accountant (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 18, 2011 and the Current Report on Form 8-K/A filed on October 26, 2011, SEC File No. 000-50394).

*	indicates management contract or compensatory plan or arrangement.

The following Exhibits are filed as part of this report:

Exhibit No.	Description
15	Accountant’s Acknowledgement.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

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

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

May 15, 2013		By:	/s/ Imad K. Anbouba
Imad K. Anbouba
Chief Executive Officer and President

May 15, 2013		By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Executive Vice-President, Chief Financial Officer,
and Secretary (Principal Financial and Accounting
Officer)

