Form 10-Q
period 2013-06-30
CENTRAL ENERGY PARTNERS LP
filed 2013-08-14
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

The number of common units outstanding on August 10, 2013 was 16,066,482.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Central Energy Partners LP (“Partnership”), that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known operational and market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Partnership’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated by reference.

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

Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC,

General Partner of Central Energy Partners LP and Unitholders Of Central Energy Partners LP

We have reviewed the unaudited consolidated balance sheet of Central Energy Partners LP and Subsidiaries (“Central”) as of June 30, 2013, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2012 and 2013, the unaudited consolidated statements of cash flows for the six months ended June 30, 2012 and 2013 and the unaudited consolidated statement of partners’ capital (deficit) for the six months ended June 30, 2013. These interim unaudited consolidated financial statements are the responsibility of Central’s management.

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

August 14, 2013

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

		June 30,
	December 31,	2013
	2012	(Unaudited)
Current Assets
Cash	$22,000	$7,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2012 and 2013)	647,000	475,000
Deferred tax assets	36,000	36,000
Prepaid expenses and other current assets	788,000	504,000
Total current assets	1,493,000	1,022,000
Property, plant and equipment – net	3,562,000	3,280,000
Other assets	125,000	128,000
Goodwill	3,941,000	3,941,000
Total assets	$9,121,000	$8,371,000

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

	December 31, 2012	June 30, 2013 (Unaudited)
Current Liabilities
Current maturities of long-term debt – related party	$1,970,000	$258,000
Accounts payable	2,295,000	1,847,000
Taxes payable	64,000	32,000
Unearned revenue	70,000	40,000
Accrued liabilities	2,227,000	1,696,000
Total current liabilities	6,626,000	3,873,000

Long-term debt - related party	-	1,992,000
Due to General Partner	1,510,000	1,591,000
Deferred income taxes	1,092,000	1,092,000

Commitments and contingencies	-	-

Partners’ capital (deficit)
Common units	(104,000)	(173,000)
General Partner’s equity	(3,000)	(4,000)
Total partners’ capital (deficit)	(107,000)	(177,000)
Total liabilities and partners’ capital (deficit)	$9,121,000	$8,371,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Revenues	$1,309,000	$1,119,000	$2,610,000	$2,435,000
Cost of goods sold	1,301,000	986,000	2,572,000	2,108,000
Gross profit	8,000	133,000	38,000	327,000
Selling, general and administrative expenses and other
Legal and professional fees	70,000	48,000	198,000	248,000
Salaries and payroll related expenses	218,000	242,000	429,000	452,000
Other	150,000	(644,000)	302,000	(458,000)
	438,000	(354,000)	929,000	242,000
Operating income (loss)	(430,000)	487,000	(891,000)	85,000
Other income (expense)
Gain on sale of tractors	201,000	-	256,000	-
Interest expense, net	(46,000)	(97,000)	(87,000)	(167,000)
Income (loss) before taxes	(275,000)	390,000	(722,000)	(82,000)
(Provision) benefit for income taxes	-	9,000	-	(4,000)
Net income (loss)	$(275,000)	$399,000	$(722,000)	$(86,000)

Net income (loss) allocable to the partners	$(275,000)	$399,000	$(722,000)	$(86,000)
Less General Partner’s interest in net income (loss)	(5,000)	8,000	(14,000)	(2,000)
Net income (loss) allocable to the common units	$(270,000)	$391,000	$(708,000)	$(84,000)

Net income (loss) per common unit	$(0.02)	$0.02	$(0.04)	$(0.01)

Weighted average common units outstanding	15,866,482	16,066,482	15,866,482	16,066,482

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

	Common Units
	Units	Amount	General Partner	Total Partners’ Capital (Deficit)

Balance as of December 31, 2012	15,866,482	$(104,000)	$(3,000)	$(107,000)

Issuance of Common Units	200,000	15,000	1,000	16,000

Net loss	-	(84,000)	(2,000)	(86,000)

Balance as of June 30, 2013	16,066,482	$(173,000)	$(4,000)	$(177,000)

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net loss	$(722,000)	$(86,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	297,000	268,000
Gain of sale of tractors	(256,000)	-
Reduction in accrued tax penalties assessed	-	(803,000)
Unit based compensation	-	16,000
Changes in current assets and liabilities:
Trade accounts receivable	173,000	173,000
Prepaid and other current assets	353,000	279,000
Due to General Partner, net	28,000	81,000
Trade accounts payable	60,000	(448,000)
Unearned revenue	-	(30,000)
Accrued liabilities and other	480,000	262,000
U.S. taxes payable	(36,000)	(33,000)
Net cash provided by (used in) operating activities	377,000	(321,000)

Cash flows from investing activities:
Capital expenditures	(103,000)	(6,000)
Other non-current assets	(132,000)	-
Proceeds from sale of assets	507,000	32,000
Net cash provided by (used in) investing activities	272,000	26,000

Cash flows from financing activities:
Restricted cash	(233,000)	-
Issuance of related party debt	-	2,250,000
Payment of debt	(460,000)	(1,970,000)
Net cash (used in) provided by financing activities	(693,000)	280,000
Net (decrease) increase in cash	(44,000)	(15,000)
Cash at beginning of period	101,000	22,000
Cash at end of period	$57,000	$7,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$73,000	$107,000
Taxes	$36,000	$59,000

Supplemental disclosures of noncash transactions:
Reduction in accrued tax penalties assessed	$-	$803,000

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – ORGANIZATION

Central Energy Partners LP (“Partnership”), is a Delaware limited partnership, which was formed by Penn Octane Corporation (“Penn Octane”) on July 10, 2003. The limited partnership interests in the Partnership (“Common Units”) represent 98% of the interest in the Partnership. The General Partner is Central Energy GP LLC (“General Partner”) (see Note B — General Partner Interest), which holds the remaining 2% interest in the Partnership. The General Partner is entitled to receive distributions from the Partnership on its General Partner interest and additional incentive distributions (see Note G – Partners’ Capital — Distributions of Available Cash) as provided in the Partnership’s partnership agreement (“Partnership Agreement”). The General Partner has sole responsibility for conducting the Partnership’s business and for managing the Partnership’s operations in accordance with the Partnership Agreement. Common Unitholders do not participate in the management of the Partnership. The General Partner does not receive a management fee in connection with its management of the Partnership’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on the Partnership’s behalf.

On November 17, 2010, the Partnership, Penn Octane and Central Energy, LP, as successor in interest to Central Energy LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement, as amended. At closing, the Partnership sold 12,724,019 Common Units (“Newly Issued Common Units”) to Central Energy, LP for $3,950,000 and Penn Octane sold 100% of the limited liability company interests in the General Partner (“GP Interests”) to Central Energy, LP for $150,000 (“Sale”). As a result, Penn Octane no longer has any interest in the General Partner or any control over the operations of the Partnership. Central’s strategy is to acquire assets with a focus on gas transportation and services assets, including gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities and related assets, but may include producing oil and gas properties.

In July 2007, the Partnership acquired the business of Regional Enterprises, Inc. (“Regional”). The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional also operated a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots until March 31, 2013. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities.

The accompanying consolidated financial statements include the Partnership and its only operating subsidiary, Regional. The Partnership has two other subsidiaries that have no operations – Rio Vista Operating Partnership L.P. (see Note G – Commitments and Contingencies – TransMontaigne Dispute) and Rio Vista Operating GP LLC. All significant intercompany accounts and transactions are eliminated. The Partnership and its consolidated subsidiaries are hereinafter referred to as “Central” and/or “Company”.

The unaudited consolidated balance sheet as of June 30, 2013, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2012 and 2013 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2012 and 2013 and the unaudited consolidated statement of partners’ capital (deficit) for the six months ended June 30, 2013, have been prepared by Central without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of June 30, 2013, the unaudited consolidated results of operations for the three months and six months ended June 30, 2012 and 2013, the unaudited consolidated statements of cash flows for the six months ended June 30, 2012 and 2013 and the unaudited consolidated statement of partners’ capital (deficit) for the six months ended June 30, 2013.

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

NOTE B – PARTNERS’ CAPITAL

General Partner Interest

The General Partner owns a 2% general partner interest in the Partnership (“GP Interests”). The General Partner generally has unlimited liability for the obligations of the Partnership, such as its debts and environmental liabilities, except for those contractual obligations of the Partnership that are expressly made without recourse to the General Partner. The membership interests of the General Partner are held by the members of Central Energy, LP as a result of the distribution of the GP Interests in September 2011 in accordance with the terms of the limited partnership agreement of Central Energy, LP.

Messrs. Imad K. Anbouba and Carter R. Montgomery, the sole members of Central Energy, LP’s general partner, each beneficially own 30.17% of the GP Interests. The Cushing LLP Opportunity Fund I, L.P. (“Cushing Fund”) holds 25% of the GP Interests and the remaining interests are held by others, none representing more than 5% individually.

Common Units

The Common Units represent limited partner interests in the Partnership and 98% of its outstanding capital. The holders of Common Units (“Unitholders”) are entitled to participate in the Partnership’s distributions and exercise the rights or privileges available to limited partners under the Partnership Agreement. The Unitholders have only limited voting rights on matters affecting the Partnership. Unitholders have no right to elect the General Partner or its directors on an annual or other continuing basis. Messrs. Anbouba and Montgomery and the Cushing Fund have the right to appoint the directors of the General Partner. Although the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to the Partnership and its Unitholders, the directors of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to the holders of the membership interests in the General Partner. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding Common Units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units of the Partnership then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of Unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes, unless such provision is waived by the General Partner. (The General partner has waived this provision with respect to the 46.7% interest in the Partnership held by the Cushing Fund as described below.). In addition, the Partnership Agreement contains provisions limiting the ability of holders of Common Units to call meetings or to acquire information about Central’s operations, as well as other provisions limiting the Unitholders ability to influence the manner or direction of management.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL - continued

Private Placement of Common Units

On November 17, 2010, the Partnership sold the Newly Issued Common Units to Central Energy LP for $3,950,000 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane and Central Energy LP.

On May 26, 2011, pursuant to the terms of its limited partnership agreement, Central Energy LP distributed the Newly Issued Common Units of the Partnership to its limited partners. As a result, the Cushing Fund holds 7,413,013 Common Units of the Partnership (46.7%). Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.4%). Messrs. Anbouba and Montgomery were not distributed any Newly Issued Common Units from Central Energy, LP.

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

The Partnership has not made any distributions since August 18, 2008 for the quarter ended June 30, 2008 due to the lack of available cash.

In December 2010, the General Partner and Unitholders holding more than a majority in interest of the Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that the Partnership was no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment is that the Partnership was not obligated to Unitholders for unpaid minimum quarterly distributions prior to the quarter beginning October 1, 2011 and Unitholders would only be entitled to minimum quarterly distributions arising from the quarter beginning October 1, 2011 and thereafter. This amendment was incorporated into the Partnership Agreement in April 2011. Based on Central’s cash flow constraints and the likelihood of a restriction on distributions by the Partnership as a result of anticipated acquisitions, effective March 22, 2012, the General Partner and Unitholders holding more than a majority in interest of the Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of “Common Unit Arrearages” or “Cumulative Common Unit Arrearages” from the quarter beginning October 1, 2011 until an undetermined future quarter to be established by the Board of Directors of the General Partner. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions until such time as the Board of Directors of the General Partner reinstates the obligation to make minimum quarterly distributions. Unitholders will only be entitled to minimum quarterly distributions arising from and after the date established by the Board of Directors for making such distributions.

At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund an acquisition and the overall success of the Partnership and its operating subsidiaries.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL – Continued

Distributions of Available Cash – continued

In addition to eliminating the obligation to make payments of minimum quarterly distributions until an undetermined future quarter to be established by the Board of Directors of the General Partner, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The distribution of the 12,724,019 Newly-Issued Common Units in the Sale (which did not result in the acquisition of any proportional increase in distributable cash flow) and any additional issuance of Common Units or other Partnership securities in connection with an acquisition will not support the current minimum quarterly distribution of $0.25 per Common Unit. Management anticipates making this adjustment in connection with an acquisition by the Partnership since the financing of an acquisition is likely to involve the issuance of additional Common Units or other securities by the Partnership. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

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

NOTE C – INCOME (Loss) Per Common UNIT

Net income (loss) per Common Unit is computed on the weighted average number of Common Units outstanding in accordance with ASC 260. During periods in which Central incurs losses, giving effect to common unit equivalents is not included in the computation as it would be antidilutive. The following tables present reconciliations from net income (loss) per Common Unit to net income (loss) per Common Unit assuming dilution. During the three months and six months ended June 30, 2013, Central did not have any dilutive securities outstanding (see Note F – Unit Options and Equity Incentive Plan):

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C – INCOME (Loss) Per Common UNIT - Continued

	For the three months ended June 30, 2013
	Income (Numerator)	Units (Denominator)	Per-Unit Amount
Net income available to the Common Units	$391,000
Basic EPS
Net income available to the Common Units	391,000	16,066,482	$0.02
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net income available to the Common Units	391,000	16,066,482	$0.02

	For the six months ended June 30, 2012
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount
Net (loss) available to the Common Units	$(708,000)
Basic EPS
Net (loss) available to the Common Units	(708,000)	15,866,482	$(0.04)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the six months ended June 30, 2013
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount
Net (loss) available to the Common Units	$(84,000)
Basic EPS
Net (loss) available to the Common Units	(84,000)	16,066,482	$(0.01)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2012	June 30, 2013

Land	$512,000	$512,000
Terminal and improvements	4,818,000	4,808,000
Automotive equipment	1,341,000	1,297,000
	6,671,000	6,617,000
Less: accumulated depreciation and amortization	(3,109,000)	(3,337,000)
	$3,562,000	$3,280,000

Depreciation expense of property, plant and equipment totaled $147,000 and $133,000 for the three months ended June 30 2012 and 2013 and $297,000 and $268,000 for the six months ended June 30, 2012 and 2013, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D - PROPERTY, PLANT AND EQUIPMENT - Continued

Sale of Regional’s Owned Tractor Fleet

On February 17, 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note G-Commitments and Contingencies – Penske Truck Lease), Regional sold six of its owned tractors for proceeds of $97,000 of which $90,000 was used to fund the deposit required pursuant to the aforementioned agreement and the remainder was used for working capital.

During May 2012 and June 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note G - Commitments and Contingencies – Penske Truck Lease), Regional sold 21 of its owned tractors for total proceeds of $410,000. The proceeds were used to meet ongoing debt service obligations.

In connection with the sale of the tractor fleet, a gain of $201,000 and $256,000 was recorded during the three months and six months ended June 30, 2012, respectively.

Regional’s truck fleet currently consists of fifteen leased tractors and five owned tractors.

NOTE E — DEBT OBLIGATIONS

	December 31, 2012	June 30, 2013
Long-term debt obligations were as follows:
Hopewell Note	$-	$2,250,000
RZB Note	1,970,000	-
	1,970,000	2,250,000
Less current portion	1,970,000	258,000
	$-	$1,992,000

RZB Loan

In connection with the acquisition of Regional during July 2007, the Partnership funded a portion of the acquisition through a loan of $5,000,000 (“RZB Loan”) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (“RZB”), dated July 26, 2007 (“Loan Agreement”). The RZB Loan was due on demand and if no demand, with a one-year maturity. In connection with the RZB Loan, Regional granted to RZB a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and the Partnership delivered to RZB a pledge of the outstanding capital stock of Regional.

The RZB Loan was converted to a term loan in June 2009 in connection with the Sixth Amendment, Assumption of Obligations and Release Agreement between Regional, the Partnership and RZB (the “ Sixth Amendment ”). The Sixth Amendment provided for an increase in the principal amount of the RZB Loan to $4,250,000 as the result of an “incremental loan” of $250,000, established a monthly amortization for the principal amount of the Loan, increased the annual interest rate to 8%, and extended the Maturity Date to April 30, 2012, among other terms and conditions. Regional assumed all obligations of the Partnership under the RZB Loan and related collateral agreements upon execution of the Sixth Amendment. The Maturity Date of the RZB Loan was extended to May 31, 2014 in connection with the Seventh Amendment to the Loan Agreement among the parties dated May 21, 2010. On November 29, 2012, Regional and RZB entered into a “Limited Waiver and Ninth Amendment” (“Ninth Amendment”) to the Loan Agreement. The Ninth Amendment waived the defaults existing at the time of the Ninth Amendment and reduced required monthly amortization payments to $50,000 per month beginning January 31, 2013. The Ninth Amendment also shortened the maturity date of the RZB Loan from May 31, 2014 to March 31, 2013. Regional made the January 31, 2013 monthly amortization payment but failed to make the February 28, 2013 monthly amortization payment. On March 1, 2013, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (“March 1, 2013 Demand Notice”) from RZB in connection with the Loan Agreement.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E — DEBT OBLIGATIONS - Continued

RZB Loan – continued

The March 1, 2013 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $50,000 due and payable on February 28, 2013 as prescribed under the Ninth Amendment and the continued default with respect to the non-payment of interest and principal due under the Loan Agreement which had been previously waived pursuant to the Ninth Amendment. The March 1, 2013 Demand Notice declared all Obligations (as defined in the Loan Agreement) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The March 1, 2013 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007 and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2006.  In connection with the Hopewell Loan, on March 20, 2013, all obligations unpaid and outstanding under the RZB Loan Agreement totaling $1,975,000 were paid in full. In connection with the closing of the Hopewell Loan, RZB provided Regional with a payoff letter and released all of the collateral previously held as security. The interest rate related to the RZB Loan for the period January 1, 2013 through March 20, 2013 approximated 9.5%.

Hopewell Loan

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional up to $2,500,000 (“Hopewell Loan”), of which $1,998,000 was advanced on such date and an additional $252,000 and $250,000 was advanced on March 26, 2013 and July 19, 2013, respectively. William M. Comegys III, a member of the Board of Directors of the General Partner, is a member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

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

The principal purpose of the Hopewell Loan was to repay the entire amounts due by Regional to RZB in connection with the Loan Agreement totaling $1,975,000 at the time of payoff, including principal, interest, legal fees and other expenses owed in connection with the Loan Agreement. The remaining amounts provided under the Hopewell Loan to Regional were used for working capital.

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, Regional is required to make interest payments only for the first six months beginning April 20, 2013 and then 29 equal monthly payments of $56,000 (principal and interest) from the seventh month through the 35th month with a balloon payment of $1,491,000 due on March 19, 2016.

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

(UNAUDITED)

NOTE F – UNIT OPTIONS AND EQUITY INCENTIVE PLAN

The Partnership has no employees and is managed by its General Partner.

The Partnership may issue options, warrants, rights or appreciation rights with respect to Common Units for any Partnership purpose, including to non-employees for goods and services and to acquire or extend debt, without approval of the Limited Partners. The Partnership applies the provisions of ASC 505 to account for such transactions. ASC 505 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the options, warrants, rights or appreciation rights is used to account for such transactions. Central did not record any unit-based payment costs for non-employees for the three months and six months ended June 30, 2012 and 2013 under the fair-value provisions of ASC 505.

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

As described below on March 20, 2013, the Partnership agreed to issue a grant of 200,000 Common Units to an executive officer of the General Partner which will fully vest upon issuance. The Partnership recorded unit-based compensation of $16,000 during the six months ended June 30, 2013 in connection with the issuance of the 200,000 Common Units. Central did not record any unit-based compensation for employees for the three months and six months ended June 30, 2012 under the fair-value provisions of ASC 718.

Equity Incentive Plan

On March 9, 2005, the Board of Directors of the General Partner (“Board”) approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of Central or the General Partner or any affiliate of Central or the General Partner. The 2005 Plan provides that each outside director of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 Common Units, in an equal amount as determined by the Board of Directors. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan remains available for the grant of awards until March 9, 2015, or such earlier date as the Board of Directors may determine. The 2005 Plan is administered by the Compensation Committee of the Board of Directors. In addition, the Board of Directors may exercise any authority delegated to the Compensation Committee under the 2005 Plan. Under the terms of the Partnership Agreement and the then applicable rules of the NASDAQ National Market, no approval of the 2005 Plan by the Unitholders of the Partnership was required.

On March 20, 2013, the Board of Directors of the General Partner (“Board”), approved the entering into an employment agreement (“Agreement”) with Mr. Ian T. Bothwell, Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional (“Executive”) (see Note J– Commitments and Contingencies – Employment Agreement). Under the terms of the Agreement, the Executive was granted 200,000 Common Units of the Partnership under the 2005 Plan which vested immediately upon such grant as set forth in a separate Unit Grant Agreement between the Executive and the General Partner.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F — UNIT OPTIONS AND EQUITY INCENTIVE PLAN - Continued

Equity Incentive Plan – continued

In addition to any grants of Common Units or other securities of the Partnership as the Compensation Committee of the Board may determine from time to time pursuant to one or more of the General Partner’s benefit plans, the General Partner shall provide to the Executive one or more future grants of Common Units equal to the number of Common Units determined by dividing (1) one and one-half percent (1.5%) of the gross amount paid for each of the next one or more acquisitions completed by the Partnership and/or an affiliate of the Partnership during the term of the Agreement, which gross amount shall not exceed $100 million (each an “Acquisition”), by (2) the average value per Common Unit assigned to the equity portion of any consideration issued by the Partnership and/or an affiliate of the Partnership to investors in connection with each Acquisition including any provisions for adjustment to equity as offered to investors, if applicable. In the event the General Partner does not extend the Agreement after the second anniversary date thereof for any reason other than as provided in the Agreement, the Partnership shall issue to the Executive the number of Common Units determined by dividing (1) the amount calculated by multiplying three-quarters of one percent (0.75%) times the sum determined by subtracting the gross amount paid for each of the Acquisitions completed by the Partnership and/or an affiliate of the Partnership during the term of the Executive’s employment by the General Partner from $100 million by (2) the average value per Common Unit assigned to the equity portion of any consideration issued by the Partnership and/or an Affiliate of the Partnership to investors in connection with each Acquisition including any provisions for adjustment to equity as offered to investors, if applicable. The Common Units subject to issuance above will be issued pursuant to a Unit Grant Agreement, which grant will be governed by the terms and conditions of the 2005 Plan (or its successor). The right to receive the Common Units will not terminate until fully issued in the event the Executive is (a) terminated by the General Partner without Cause, (b) the Executive resigns for Good Reason, (c) a termination results from a Change in Control of the General Partner, or (d) a termination results from the Death or Disability of the Executive as more fully described in the Agreement.

At June 30, 2013, there were no options outstanding under the 2005 Plan. At June 30, 2013, approximately 422,310 Common Units remain available for issuance under the 2005 Plan.

NOTE G - COMMITMENTS AND CONTINGENCIES

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Legal Proceedings – continued

VOSH Actions - continued

The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. There were four citations involved in the case referenced above.  One of the citations arose from the Commissioner's allegations that Regional had exposed this employee to levels of hydrogen sulfide gas in excess of the levels permitted by applicable regulations. Another citation arose from the Commissioner's allegations that Regional had not provided respiratory protection equipment needed to protect this employee from hazards in the workplace. The other two citations arose from the Commissioner's allegations that Regional had not evaluated the need for respiratory equipment in this work environment and had not evaluated the need to create a confined-space permit entry system for the employee's work in taking a sample of turpentine from the top of the railcar. During September 2012, the Court dismissed the first two citations after a bench trial. The Court subsequently dismissed the remaining two citations.  In April 2013, the final order in the matter was issued by the Court. VOSH did not request an appeal of the decision by the required due date.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Legal Proceedings – continued

SGR Energy LLC

On July 1, 2013, Regional filed suit in the United States District Court for the Eastern District of Virginia, “Regional Enterprises, Inc. v. SGR Energy, LLC, Civil Action No. 3:13v418” (“Litigation”) in connection with SGR Energy, LLC’s (“SGR”) failure to make the required payments due to Regional under the terms of a Services Agreement between the parties pursuant to which Regional stores and transports product (“Product”). In connection with the Litigation, Regional is seeking payment of all amounts owing under the Services Agreement including all costs associated with the removal of the Product currently stored at Regional’s facilities and the cleanup of the facilities which were provided under the Services Agreement. Regional intends to seek all remedies to collect the amounts due including a lien sale of the Product. SGR has represented that the value of the Product is in excess of the amounts which are currently owed as of June 30, 2013 and the estimated future amounts associated with removal of the Product and cleanup of the facilities. At June 30, 2013, the amount of accounts receivable due from SGR totaled approximately $140,000.

Other

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

The term of the Lease Agreement is for seven years. The New Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five tractors as provided for in the Lease Agreement as a result of the decline in Regional’s transportation business. As a result of this partial termination, Regional now leases fifteen tractors pursuant to the Lease Agreement. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

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

Agreements - continued

Penske Truck Lease

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

Asphalt Agreement

On November 30, 2000, Regional renewed a Storage and Product Handling Agreement with a customer with an effective date of December 1, 2000 (“Asphalt Agreement”). The Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. The Asphalt Agreement was amended on October 15, 2002 with an effective date of December 1, 2002 (“Amended Asphalt Agreement”). The term of the Amended Asphalt Agreement was five years with an option by the customer for an additional five-year renewal term, which the customer exercised in July 2007. After the additional five-year term, the Amended Asphalt Agreement has been renewed automatically for successive one-year terms through November 30, 2013. During July 2013, Regional provided written notice in accordance with the Asphalt Agreement that it did not intend to renew the Asphalt Agreement under the existing terms. The parties are currently negotiating terms for a renewal of the Asphalt Agreement, which is expected to be completed prior to the Asphalt Agreement expiration. Under the terms of the Asphalt Agreement, Regional agrees to provide minimum annual throughput of 610,000 net barrels per contract year, with additional volume to be paid on a per barrel basis. During the term of the Amended Asphalt Agreement, Regional agrees to provide three storage tanks and certain related equipment to the customer on an exclusive basis as well as access to Regional’s barge docking facility.

On March 19, 2012, one of the storage tanks (“Storage Tank”) leased under the Amended Asphalt Agreement was discovered to have a leak. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. During the year ended December 31, 2012, Regional recorded a loss of $238,000 (“Asphalt Loss”) in connection with the leak, including the estimated amounts to repair the Storage Tank. Lost revenue with respect to the Storage Tank totaled approximately $200,000 in 2012 and $75,000 and $150,000 for the three months and six months ended June 30, 2013. Regional expects that repairs of the Storage Tank will completed and the tank will be operational during September 2013. Regional’s insurance providers have notified Regional that the incident did not fall within insurance coverage limits.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G — COMMITMENTS AND CONTINGENCIES – Continued

Agreements - continued

Fuel Oil Agreement

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (“Fuel Oil Agreement”). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. Pursuant to the agreement, as amended, Regional agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. Under the terms of the Terminal Agreement, the customer paid an annual tank rental plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the customer and Regional negotiated a new Fuel Oil Agreement whereby Regional was only required to provide two storage tanks through May 2009 and one storage tank through November 30, 2011, which was subsequently extended by the customer through November 30, 2013 in accordance with the terms of the Fuel Oil Agreement. In addition, under the newly negotiated Fuel Oil Agreement, the customer pays an annual tank rental plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation. The Fuel Oil Agreement expires on November 30, 2013.

Sodium Hydroxide Agreement

On September 27, 2007, Regional entered into a Terminal Agreement with Suffolk Solutions, an affiliate of Suffolk Sales with an effective date of June 1, 2008 and an expiration date of May 30, 2013. On May 21, 2013, the Terminal Agreement was extended to August 31, 2013. On July 11, 2013, the parties entered into a new Terminal Agreement effective June 28, 2013 and an expiration date of June 27, 2016, subject to being automatically renewed in one-year increments unless terminated upon 120 days advance written notice by either party. Under the terms of the Terminal Agreement, either party may cancel the agreement at any time by providing 120 days advance written notice after the one year anniversary of the effective date. This Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide. Pursuant to the agreement, Regional agrees to provide two storage tanks, certain related pipelines and equipment, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual fixed tank rental fee and variable fees based on excess of certain minimum levels of thru-put, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. Regional also contracts with Suffolk to provide other transportation and trans-loading services of specialty chemicals.

No. 6 Oil Agreements

On March 1, 2012, Regional entered into a Services Agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments unless terminated upon 180 days advance written notice by either party. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 oil. Pursuant to the agreement, Regional agrees to provide one storage tank (capacity of approximately 1.2 million gallons), certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount, plus loading and unloading fees. As part of the lease, Regional insulated the tank and made other modifications to the tank and barge line. As described in Note G – Legal Proceedings – SGR Energy LLC, Regional has recently filed a lawsuit against this customer as a result of non-payment of fees owed pursuant to the Services Agreement.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G — COMMITMENTS AND CONTINGENCIES – Continued

Agreements - continued

MORLIFE 5000 Agreement

During January 1, 2013, Regional entered into a Services Agreement with a customer with an effective date of January 1, 2013 and a termination date of December 31, 2015. The customer has the sole discretion to extend the term of the Services Agreement prior to expiration for up to two successive one-year terms upon providing Regional 90 days advance written notice prior to expiration of the Services Agreement. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of MORLIFE 5000, an asphalt additive. Pursuant to the agreement, Regional agrees to provide Tank 120, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount, plus loading and unloading fees.

Employment Agreement

On March 20, 2013, the Board approved an employment agreement with Mr. Ian T. Bothwell, Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional (“Executive”). The general provisions of the employment agreement (“Agreement”) include:

•	the term of employment is for a period of two years unless terminated as more fully described in the Agreement; provided, that on the second anniversary and each annual anniversary thereafter, the Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days’ prior to the applicable renewal date;

•	the Executive will serve as Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional;

•	the Executive will receive an annual salary of $275,000 (“Base Salary”) which may be adjusted from time to time as determined by the Board of Directors of the General Partner (as more fully described in the Agreement, Regional will pay a minimum of 75% of the Base Salary);

•	for each calendar year of the employment term, the Executive shall be eligible to receive a bonus to be determined by the General Partner’s Board of Directors in its sole and absolute discretion;

•	the Executive shall be entitled to five weeks of paid vacation during each 12-month period of employment beginning upon the effective date of the Agreement;

•	the Executive will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by the General Partner;

•	the Agreement terminates (a) upon death, (b) at any time upon notice from the General Partner for cause as more fully defined in the Agreement, (c) by the General Partner, without cause, upon 15 days advance notice to the Executive, or (d) by the Executive at any time for Good Reason (as more fully defined in the Agreement) or (e) by Executive without Good Reason (as more fully defined in the Agreement) upon 15 days advance notice to the General Partner;

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G — COMMITMENTS AND CONTINGENCIES – Continued

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

(UNAUDITED)

NOTE G — COMMITMENTS AND CONTINGENCIES – Continued

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

Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income” (“Qualifying Income Exception”). For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines and ships) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”. Non qualifying income which is held and taxed through a taxable entity (such as Regional), is excluded from the calculation in determining whether the publicly traded partnership meets the qualifying income test. The Partnership estimates that more than 90% of its gross income (excluding Regional) was “qualifying income.” No ruling has been or will be sought from the IRS and the IRS has made no determination as to the Partnership’s classification as a partnership for federal income tax purposes or whether the Partnership’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G — COMMITMENTS AND CONTINGENCIES – Continued

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

NOTE H – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

For the three months ended June 30, 2013, Suffolk Sales, MeadWestVaco, and SGR Energy LLC accounted for approximately 20%, 16%, and 15% of Regional’s revenues, respectively. For the six months ended June 30, 2013, Suffolk Sales, SGR Energy LLC, MeadWestVaco, and General Chemical Corporation accounted for approximately 19%, 18%, 15%, and 11% of Regional’s revenues, respectively. At June 30, 2013, SGR Energy LLC, Suffolk Sales, and MeadWestVaco accounted for approximately 30%, 27%, and 12% of Regional’s accounts receivable, respectively.

Concentrations of Credit Risk

The balance sheet items that potentially subject Central to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Central maintains cash balances in different financial institutions. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At June 30, 2013, Central did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with Regional’s accounts receivable are mitigated by Regional’s ongoing credit evaluations of its customers.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE I — INCOME TAXES

Federal Tax Liabilities - Regional

As of June 30, 2013, Regional has accrued $0 and $25,000 for federal income taxes and associated penalties and interest, respectively.

On February 18, 2013, in response to the IRS’s demand for $160,000 of past due income taxes for the tax year December 2011 and $55,000 of penalties and interest owed by Regional for the tax years ended December 2008 and December 2011, Regional requested from the IRS an installment agreement arrangement (the “IRS 2013 Installment Agreement”). During June 2013, Regional filed its 2012 federal income tax return and filed forms to request a refund of $160,000 of income taxes as a result of the carryback of losses incurred during the 2012 tax year which effectively eliminated the $160,000 of taxes associated with the December 31, 2011 tax return. Regional has received verbal confirmation from the IRS that the recently filed tax returns and application for refund have been processed and such amounts have been offset against the amounts reflected as owing to the IRS described above. Regional intends to enter into the IRS 2013 Installment Agreement which will provide for the remaining amounts due to the IRS of approximately $25,000 to be paid in 5 monthly installments beginning August 28, 2013.

State Tax Liabilities - Regional

As of June 30, 2013, Regional has accrued $32,000 and $29,000 for Virginia state income taxes and associated penalties and interest, respectively. The Commonwealth of Virginia, Department of Taxation (“VDOT”) has previously notified Regional that approximately $62,000 and $63,000 of income tax, penalties and interest related to the tax periods ended October 2006 and July 2007, respectively, were outstanding (“2006 and 2007 Taxes”) and $42,000 of income tax, penalties and interest related to the tax year ended December 31, 2011 (“2011 Taxes”) were also outstanding. During June 2013, Regional made arrangements with the VDOT to pay the 2011 Taxes due in installments of $6,500 per month until such amounts have been fully paid. The VDOT has also included approximately $31,000 of sales taxes included in accrued expenses at June 30, 2013 as part of this payment arrangement. During June 2013, Regional filed its 2012 Virginia state income tax return and filed forms to request a refund of $29,000 of state income taxes as a result of the carryback of losses incurred during the 2012 tax year which effectively eliminated the $29,000 of taxes associated with the 2011 Taxes. The VDOT has informed Regional that the payment amounts owed in connection with the 2011 Taxes will be offset by the refund request referred to above and associated penalties and interest will be removed. In connection with the 2006 and 2007 Taxes, Regional believes that the amounts related to the tax period October 2006 are in error and has submitted a request to the VDOT to have those amounts removed. Regional intends to have any amounts ultimately determined to be owed in connection with the 2006 and 2007 Taxes included in the payment arrangement for the 2011 Taxes. During the six months ended June 30, 2013, Regional has recorded state income tax expense of $4,000.

Late Filings and Delivery of Schedules K-1 to Unitholders

The Partnership does not file a consolidated tax return with Regional since this wholly-owned subsidiary is a corporation.

On June 14, 2011, the Partnership filed the previously delinquent federal partnership tax returns for the periods from January 1, 2008 through December 31, 2008 and January 1, 2009 through December 31, 2009. On June 23, 2011, the Partnership also distributed the previously delinquent Schedules K-1 for such taxable periods to its Partners. The Partnership also filed all of the previously delinquent required state partnership tax returns for the years ended December 31, 2008 and 2009 during 2011. The Internal Revenue Code of 1986, as amended (“Code”), provides for penalties to be assessed against taxpayers in connection with the late filing of the federal partnership returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns under certain circumstances. The Internal Revenue Service (“IRS”) previously notified the Partnership that its calculation of penalties for the delinquent 2008 and 2009 tax returns was approximately $2.5 million.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE I — INCOME TAXES - Continued

Tax Liabilities – continued

Late Filings and Delivery of Schedules K-1 to Unitholders – continued

The Partnership previously estimated that the maximum penalty exposure for all state penalties for delinquent 2008 and 2009 tax returns was $940,000.

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for the tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. On November 19, 2012, the Partnership received a notice from the IRS that its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009, was denied (“Notice”). The Notice indicated that the information submitted in connection with the request did not establish reasonable cause or show due diligence. On January 11, 2013, the Partnership submitted its appeal of the Notice. On February 8, 2013 and June 10, 2013, the Partnership received notice from the IRS that its request to remove the 2008 and 2009 penalties, respectively, was granted.

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

During May 2013, the Partnership received a notice from the State of California Franchise Tax Board (“CAFTB”) that indicated the Partnership was liable for late filing penalties of approximately $316,000 in connection with the short tax year return (“Short Tax Year Return”) filed for the period January 1, 2011 through May 26, 2011 as a result of a technical termination that occurred under §Section 708(b) of the Code. The Partnership had previously been granted an extension by the IRS to file the federal Short Year Tax Return to the time that the Partnership’s 2011 federal tax return would have been due had a technical termination not occurred. The Partnership has filed a request with the CAFTB to have the penalties removed based on the similar hardship which the IRS had considered in granting the Partnership its extension for filing the federal Short Year Tax Return.

During the six months ended June 30, 2013, the Partnership has recorded a reduction of tax penalties of $803,000 in connection with the removal of $1,119,000 associated with the prior accrual of penalties associated with 2009 partnership federal tax return offset by the additional tax penalty currently being assessed by the CAFTB. There can be no assurance that the Partnership’s request for relief from the CAFTB tax penalties will be approved by the CAFTB. The Partnership does not currently have the financial resources to pay the penalties that may be due to the CAFTB in the event its request to remove such penalties is denied.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J — ENVIRONMENTAL MATTERS

Regional is subject to various federal, state and local laws and regulations relating to the protection of the environment. Regional has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Regional accounts for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Central maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the six months ended June 30, 2012 and 2013, Regional had no environmental contingencies requiring specific disclosure or the recording of a liability.

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

As of December 31, 2012 and June 30, 2013, $434,000 and $73,000, respectively, of the net proceeds from the GP Sale, which totaled $507,000 (after the offset of $93,000 of prior advances from Messrs. Anbouba and Montgomery that were applied towards their purchase price amounts due in connection with the GP Sale) were used by the General Partner to fund working capital requirements of the Partnership, including the payment of certain outstanding obligations. All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at June 1, 2013 is 0.95% per annum and such rate is adjusted monthly by the IRS under IRB 625. At June 30, 2013, the total amount owed to the General Partner by the Partnership, including accrued interest, was $1,591,000.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE K — RELATED PARTY TRANSACTIONS – Continued

Intercompany Loans and Receivables

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at June 30, 2013 is $3,983,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At June 30, 2013, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,586,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the three months and six months ended June 30, 2012 and 2013, Regional recorded allocable expenses of $68,000, $55,000, $187,000 and $113,000, respectively.

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

The Partnership has not reimbursed Rover Technologies LLC since September 2011 for its share of the overhead costs. Management intends to satisfy the outstanding expense reimbursements upon completion of a recapitalization. For the three months and six months ended June 30, 2012 and 2013, expenses billed in connection with both of these agreements were $24,000, $12,000, $51,000 and $30,000, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE L — REALIZATION OF ASSETS

The unaudited consolidated balance sheets of Central have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. Central had a loss from operations for the year ended December 31, 2012 and the six months ended June 30, 2013. During March 2013, the RZB Loan ($1,970,000 at December 31, 2012) was repaid with proceeds from the $2,500,000 of total advances received by Regional under the Hopewell Loan.

Central’s deficit in working capital, excluding the current amounts due under the Hopewell Loan and income taxes, penalties and interest, totaled $2,160,000 at June 30, 2013. Regional’s unpaid income and sales taxes totaled approximately $167,000 at June 30, 2013, including penalties and interest and excluding approximately $82,000 of adjustments yet to be recognized by the related tax authorities. In addition, the Partnership is liable for tax penalties to the CAFTB of $316,000. RVOP is also responsible for contingencies associated with the TransMontaigne dispute (see Note G – Commitments and Contingencies – TransMontaigne Dispute). The Partnership and the General Partner have limited cash resources and are dependent on Regional to fund ongoing corporate expenses.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral for the Hopewell Loan, and therefore, Central is unable to obtain additional financing collateralized by those assets. Central believes that Regional will have sufficient working capital for its ongoing operations assuming (a) the Storage Tank is placed back into service as currently projected, (b) the expected increase in revenues from recent contracts entered into by Regional are realized, (c) the expiring contracts during 2013 are renewed without disruption in service and at terms no less favorable than the existing contract terms, (d) that Regional’s obligations to creditors are not accelerated, (e) that Regional satisfactorily resolves the Litigation with SGR and (f) that Regional’s costs to operate do not increase. Until such time as the aforementioned conditions are achieved, Regional’s working capital may not be adequate to meet current cash requirements and Regional is unable to fund any amount of working capital to Central. Regional is currently seeking to obtain additional funding through an increase in the amounts advanced under the Hopewell Loan or from a funding transaction completed by the Partnership and/or the General Partner.

Central’s ability to raise capital is hindered by the existing pledge and therefore the ability to obtain additional capital over the cash generated from operations to make the Hopewell Note payments, for payment of taxes, penalties and interest, for payment of the contingent liabilities, for expansion, repair of the Storage Tank, capital improvements to existing assets, for working capital or otherwise is limited. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. Management continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. As described above, there is no assurance that Regional will have sufficient working capital to cover its ongoing cash requirements or any of the ongoing overhead expenses of the Partnership for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. If the Partnership does not have sufficient cash reserves, its ability to pursue additional acquisition transactions will be adversely impacted. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot be raised and cash flow is inadequate, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE L — REALIZATION OF ASSETS – Continued

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of (1) Regional to achieve operating results as currently projected, (2) Regional to pay its creditors as required, including the Hopewell Loan and the IRS and the VDOT amounts under arrangements satisfactory to Regional, (3) the Partnership resolving favorably the exposure for late tax filing penalties to the CAFTB, (4) satisfactory resolution to the Litigation with SGR, (5) RVOP satisfactorily resolving the TransMontaigne dispute, (6) Regional satisfactorily completing the repairs associated with the Storage Tank, (7) the Partnership continuing to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, (8) Regional’s ability to obtain additional advances under the Hopewell Loan, and (9) the Partnership’s ability to receive additional distributions from Regional or future advances from the General Partner in amounts necessary to fund overhead until an acquisition transaction is completed by the Partnership.

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to obtain adequate funding to maintain operations and to continue in existence.

NOTE M - 401K

Regional sponsors a defined contribution retirement plan (“401(k) Plan”) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) Plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee contributions. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees.

NOTE N - SEGMENT INFORMATION

Central reports segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. Central had only one operating segment (transportation and terminaling business of Regional) during the three months and six months ended June 30, 2012 and 2013. The following are amounts related to the transportation and terminaling business included in the accompanying consolidated financial statements for the three months and six months ended June 30, 2012 and 2013 and at December 31, 2012 and June 30, 2013:

	Three months ended June 30, 2012	Three months ended June 30, 2013	Six months ended June 30, 2012	Six months ended June 30, 2013

Revenue from external customers	$1,309,000	$1,119,000	$2,610,000	$2,435,000
Interest expense	$46,000	$93,000	$88,000	$158,000
Depreciation and amortization	$147,000	$133,000	$297,000	$268,000
Income tax expense (benefit)	$-	$(9,000)	$-	$4,000
Net (loss)	$(94,000)	$(271,000)	$(339,000)	$(623,000)

	December 31, 2012	June 30, 2013
Total assets	$8,927,000	$8,289,000

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE O – REGISTRATION RIGHTS AGREEMENTS

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

The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional also operated a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots which it was forced to shut-down effective March 31, 2013 as a result of the decision by Regional’s sole customer for this facility not to renew its agreement (which expired on March 31, 2013) as a result of the shut-down of a nearby processing plant for which that customer was supplying product out of the Johnson City site. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities. Certain customers for whom Regional provides storage services also use its transportation services. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

Regional’s revenues for the three months and six months ended June 30, 2012 and 2013 were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2013		June 30, 2012		June 30, 2013
	Revenue	%	Revenue	%	Revenue	%	Revenue	%

Hauling	$852	65%	$579	52%	$1,689	65%	$1,343	56%
Storage	358	27%	442	39%	681	26%	883	36%
Terminal	99	8%	87	8%	240	9%	198	8%
Other	-	0%	11	1%	-	0%	11	0%
Total	$1,309	100%	$1,119	100%	$2,610	100%	$2,435	100%

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

Central Energy, LP was obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units of the Partnership which it acquired in the Sale to its limited partners. On May 26, 2011, Central Energy, LP completed the distribution of the Newly Issued Common Units to its limited partners. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. Of the Newly Issued Common Units, The Cushing MLP Opportunity Fund I, L.P., a Delaware limited partnership (the “Cushing Fund”), holds 7,413,013 Common Units of the Partnership (46.7%), and Sanctuary Capital LLC, a limited liability company, holds 1,017,922 Common Units of the Partnership (6.4%). Neither of Messrs. Anbouba or Montgomery received any Common Units in the distribution of the Newly Issued Common Units.

The ownership of the Partnership and General Partner changed on November 17, 2010, and since that date the General Partner’s new management has regained and has maintained compliance with the Partnership’s securities and tax reporting obligations. As a result, the Partnership is considered “current” with respect to its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is able to utilize Regulation S and Forms S-3 and S-8 for the future sale and registration of its securities, and Unitholders will be able to sell Common Units in compliance with Rule 144.

Beginning in the second half of 2011, after regaining compliance with its tax and financial reporting obligations, management’s focus turned to expanding the asset base of the Partnership. The General Partner identified a number of potential acquisition opportunities, made indicative offers to purchase six different midstream assets and entered into significant discussions for the purchase of three of such assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets.

Management continues to focus on the future growth of Central’s assets, and related cash generation, through acquisitions. Our primary business objectives are to maintain stable cash flows and to again make quarterly cash distributions on our Common Units. Our plan is to pursue accretive acquisitions of oil and gas assets that can expand our operations. Our acquisition activity is focused on gas transportation and services assets, such as gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities, and related assets, but may include producing oil and gas properties. Our acquisitions will be made through subsidiaries of the Partnership created to acquire identified entities or assets. We will use available resources of Central, proceeds from the issuance by Central of Common Units or new securities, or any combination hereof, and/or third-party debt to fund such acquisitions.

Results of Operations

The unaudited consolidated results of operations from continuing operations during the three months and six months ended June 30, 2012 and 2013, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Three months ended June 30, 2013 and 2012 (all amounts in thousands)

							Change Three Months Ended
	Three Months Ended			Three Months Ended			June 30, 2013 versus
	June 30, 2013			June 30, 2012			June 30, 2012
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$1,119	$-	$1,119	$1,309	$-	$1,309	$(190)	$-	$(190)
Costs Of Goods Sold	986	-	986	1,301	-	1,301	(315)	-	(315)
Gross Profit	133	-	133	8	-	8	124	-	124
Selling, General and Administrative Expenses	320	(674)	(354)	256	181	437	64	(855)	(791)
Operating Income (Loss)	(187)	674	487	(248)	(181)	(429)	61	855	916
Interest Expense, net	(93)	(4)	(97)	(46)	-	(46)	(46)	(4)	(50)
Gain On Sale Of Tractors	-	-	-	200	-	200	(200)	-	(200)
Income (Loss) Before Taxes	(280)	670	390	(94)	(181)	(275)	(186)	851	665
Provision (Benefit) For Income Taxes	(9)	-	(9)	-	-	-	(9)	-	(9)
Net Income (Loss)	$(271)	$670	$399	$(94)	$(181)	$(275)	$(176)	$851	$674

Revenues. Regional’s revenues for the three months ended June 30, 2013 were $1.1 million compared with $1.3 million for the three months ended June 30, 2012, a decrease of $0.2 million (12.0%). The decrease in revenues during the three months ended June 30, 2013 was principally due to decreased terminal services revenues resulting from the two tank customers which did not have thru-put of product during the period and the reduction of terminal and hauling revenues due to the closure of the Johnson City, TN facility. In addition, hauling revenues also declined during the three months ended June 30, 2013 due to increased competition, the reduction in available drivers and the closure of certain customer facilities for maintenance. The aforementioned reduction in revenues was partially offset from the rental of a storage tank during the three months ended June 30, 2013 which was idle during the same period one year earlier.

Cost of Goods Sold. Regional’s cost of goods sold for the three months ended June 30, 2013 were $1.0 million compared with $1.3 million for the three months ended June 30, 2012, a decrease of $0.3 million (24.0%). The cost of goods sold during the three months ended June 30, 2012 included higher costs associated with the Asphalt Loss and maintenance of tractors and terminal assets over the three months ended June 30, 2013. Costs of goods sold related to storage and terminal services did not increase despite the increase in related revenues as the storage and terminal business has mostly fixed costs to operate. The reduction in cost of goods sold was also attributable to the reduced hauling revenues during the three months ended June 30, 2013 compared with June 30, 2012 partially offset from increased prices paid for fuel and the fixed cost portion of the newly entered Penske Truck Lease which was just entered into in June 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for Regional during the three months ended June 30, 2013 were 25% higher ($0.06 million) compared to the three months ended June 30, 2012. The increase was the result of higher professional fees incurred in connection with the closing of the Hopewell Loan and compliance costs, partially offset by reduced allocations of costs from the Partnership during the three months ended June 30, 2013 compared with the three months ended June 30, 2012.

The decrease in SG&A expenses for Central of $0.9 million during the three months ended June 30, 2013 compared with the same period one year earlier was principally due to the reduction of tax penalties assessed as a result of the abatement of penalties totaling $0.8 million during the three months ended June 30, 2013 and increased allocations of payroll related costs of the Chief Financial Officer to Regional and decreased professional fees as a result of Central’s constraints in cash flows during the three months ended June 30, 2013.

Six months ended June 30, 2013 and 2012 (all amounts in thousands)

							Change Six Months Ended
	Six Months Ended			Six Months Ended			June 30, 2013 versus
	June 30, 2013			June 30, 2012			June 30, 2012
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$2,435	$-	$2,435	$2,610	$-	$2,610	$(175)	$-	$(175)
Costs Of Goods Sold	2,108	-	2,108	2,572	-	2,572	(464)	-	(464)
Gross Profit	327	-	327	38	-	38	289	-	289
Selling, General and Administrative Expenses	788	(545)	243	545	384	929	243	(929)	(686)
Operating Income (Loss)	(461)	545	85	(507)	(384)	(891)	47	929	975
Interest Expense, net	(158)	(8)	(167)	(88)	-	(88)	(71)	(8)	(79)
Gain On Sale Of Tractors	-	-	-	256	-	256	(256)	-	(256)
Income (Loss) Before Taxes	(619)	537	(82)	(339)	(384)	(723)	(280)	921	641
Provision (Benefit) For Income Taxes	4	-	4	-	-	-	4	-	4
Net Income (Loss)	$(623)	$537	$(86)	$(339)	$(384)	$(723)	$(284)	$921	$637

Revenues. Regional’s revenues for the six months ended June 30, 2013 were $2.4 million compared with $2.6 million for the six months ended June 30, 2012, a decrease of $0.2 million (7.0%). The decrease in revenues during the six months ended June 30, 2013 was principally due to decreased terminal services revenues resulting from the two tank customers which did not have thru-put of product during the period April 2013 thru June 2013 and the reduction of terminal and hauling revenues due to the closure of the Johnson City, TN facility. In addition, hauling revenues also declined during the six months ended June 30, 2013 due to increased competition, the reduction in available drivers and the closure of certain customer facilities for maintenance. The aforementioned reduction in revenues was partially offset from the net increase in storage tank revenues during the six months ended June 30, 2013 resulting from an storage tank which was idle throughout the six months ended June 30, 2012 and the Storage Tank which was taken out of service since April 2012 and has yet to be placed back into service.

Cost of Goods Sold. Regional’s cost of goods sold for the six months ended June 30, 2013 were $2.1 million compared with $2.5 million for the six months ended June 30, 2012, a decrease of $0.5 million (18.0%). The cost of goods sold during the six months ended June 30, 2012 included higher costs associated with the Asphalt Loss and maintenance of tractors and terminal assets over the six months ended June 30, 2013. Costs of goods sold related to storage and terminal services did not increase despite the increase in related revenues as the storage and terminal business has mostly fixed costs to operate. The reduction in cost of goods sold was also attributable to the reduced hauling revenues during the six months ended June 30, 2013 compared with June 30, 2012 partially offset from increased prices paid for fuel and the fixed cost portion of the newly entered Penske Truck Lease which was just entered into in June 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for Regional during the six months ended June 30, 2013 were $0.8 million compared with $0.5 million for the six months ended June 30, 2012. The increase was the result of higher professional fees incurred in connection with the closing of the Hopewell Loan and compliance costs, partially offset by reduced allocations of costs from the Partnership during the six months ended June 30, 2013 compared with the six months ended June 30, 2012.

The decrease in SG&A expenses for Central of $0.9 million during the six months ended June 30, 2013 compared with the same period one year earlier was principally due to the reduction of tax penalties assessed as a result of the abatement of penalties totaling $0.8 million during the six months ended June 30, 2013 and increased allocations of payroll related costs of the Chief Financial Officer to Regional and decreased professional fees as a result of Central’s constraints in cash flows during the six months ended June 30, 2013.

Liquidity and Capital Resources

Management’s primary focus during the first half of 2011 was complying with obligations under federal and state law regarding a number of obligations that the Partnership and Regional had failed to meet due to its previous lack of working capital. During the second half of 2011 and all of 2012, after regaining compliance with its tax and financial reporting obligations, management’s focus turned to expanding the asset base of the Partnership. The General Partner identified a number of potential acquisition opportunities, made indicative offers to purchase six different midstream assets and entered into significant negotiations for the purchase of three of such assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets.

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

Due to the Partnership’s and the General Partner’s concerns over future liquidity, effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining sufficient funds needed to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011 and the Chief Financial Officer since September 2011. In addition, the General Partner has not reimbursed Rover Technologies LLC since September 2011 for its share of the overhead costs. Management intends to resume compensation to the executive officers and satisfy outstanding expense reimbursements to the executive officers and/or their affiliates at such time as sufficient working capital is available to pay such expenses.

During the six months ended June 30, 2013, Regional entered into arrangements with several vendors which provide for the payment of outstanding balances over future monthly periods until all amounts owing have been paid. In addition, Regional is obligated to make monthly payments under installment agreements with the IRS and the VDOT until all amounts owing have been paid. The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, Regional is required to make interest payments only for the first six months beginning April 20, 2013 and then 29 equal monthly payments of $56,000 (principal and interest) from the seventh month through the 35th month with a balloon payment of $1,491,000 due on March 19, 2016. Regional is also required to perform maintenance of its facilities.

Regional’s projected revenues are not expected to be sufficient to meet the expected cash requirements for operations, including required maintenance of the facilities, and the other payment obligations described above until the Storage Tank is operational and the Litigation with SGR is satisfactorily resolved. Regional expects that the Storage Tank will be operational during September 2013 and Regional is uncertain of when the Litigation will be resolved. Furthermore, Regional’s operational cash flows have been negatively impacted from declining hauling revenues. On March 31, 2013, Regional ceased operations at the Johnson City facility and management has not been successful in recapturing the lost hauling revenues from the Johnson City facility to date and recently made arrangements to return five of the New Tractors under the Lease Agreement. Regional estimates that the current hauling revenues levels will not decline any further. During the remainder of fiscal 2013, two contracts which provide for the leasing of several of the Large Tanks are subject to expiration. Regional expects to be able to negotiate extensions to the existing contracts and/or obtain new contracts with current and/or new customers under terms no less favorable than the existing contracts. In order to further reduce operating costs, Regional has reduced the size of its administrative staff by laying off three workers. Management of Regional continues to examine ways to further reduce costs associated with its hauling business given the reduced demand for its services. This could include the sale of a portion of its tanker trailers and/or the termination of the Penske Lease Agreement.

Currently the Partnership and the General Partner have each exhausted their available cash reserves. Based on the factors described above, Regional’s future stability depends on managements ability to continue to negotiate successfully with creditors until such time that operations have been stabilized and/or Regional is able to obtain additional working capital through increases of advances under the Hopewell Loan or from funding provided by the Partnership and/or the General Partner and assumes that none of the obligations described above or any other obligations are accelerated and/or projected results of operations are less than anticipated.

Although the use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is not expected to be available in the near term, any funding by Regional is restricted as a result of the debt covenants associated with the Hopewell Loan Agreement, and the agreement to subordinate the payment of all intercompany receivables and loans to the Hopewell Note. Currently, there is no cash available for distribution to the Partners. At June 30, 2013, the Partnership had unpaid third-party obligations totaling $6,100,000 and contingent liabilities, including accrued and unpaid taxes by Regional and estimated penalties related to the late filing of the Short Year Tax Return of $316,000. The Partnership also had intercompany obligations to the General Partner for cash advances of $1,591,000 at June 30, 2013.

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

Based on the Partnership’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, effective March 22, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011 until an undetermined future quarter to be established by the Board of Directors of the General Partner. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions until such time as the Board of Directors of the General Partner reinstates the obligation to make minimum quarterly distributions. Unitholders will only be entitled to minimum quarterly distributions arising from and after the date established by the Board of Directors for making such distributions. At the present time, the limited partners of Central Energy, LP, the entity that acquired the Newly-Issued Common Units in the Sale, hold 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

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

Tax Liabilities

Federal Tax Liabilities – Regional

As of June 30, 2013, Regional has accrued $0 and $25,000 for federal income taxes and associated penalties and interest, respectively.

On February 18, 2013, in response to the IRS’s demand for $160,000 of past due income taxes for the tax year December 2011 and $55,000 of penalties and interest owed by Regional for the tax years ended December 2008 and December 2011, Regional requested from the IRS an installment agreement arrangement (the “IRS 2013 Installment Agreement”). During June 2013, Regional filed its 2012 federal income tax return and filed forms to request a refund of $160,000 of income taxes as a result of the carryback of losses incurred during the 2012 tax year which effectively eliminated the $160,000 of taxes associated with the December 31, 2011 tax return. Regional has received verbal confirmation from the IRS that the recently filed tax returns and application for refund have been processed and such amounts have been offset against the amounts reflected as owing to the IRS described above. Regional intends to enter into the IRS 2013 Installment Agreement which will provide for the remaining amounts due to the IRS of approximately $25,000 to be paid in 5 monthly installments beginning August 28, 2013.

State Tax Liabilities - Regional

As of June 30, 2013, Regional has accrued $32,000 and $29,000 for Virginia state income taxes and associated penalties and interest, respectively. The Commonwealth of Virginia, Department of Taxation (“VDOT”) has previously notified Regional that approximately $62,000 and $63,000 of income tax, penalties and interest related to the tax periods ended October 2006 and July 2007, respectively, were outstanding (“2006 and 2007 Taxes”) and $42,000 of income tax, penalties and interest related to the tax year ended December 31, 2011 (“2011 Taxes”) were also outstanding. During June 2013, Regional made arrangements with the VDOT to pay the 2011 Taxes due in installments of $6,500 per month until such amounts have been fully paid. The VDOT has also included approximately $31,000 of sales taxes included in accrued expenses at June 30, 2013 as part of this payment arrangement. During June 2013, Regional filed its 2012 Virginia state income tax return and filed forms to request a refund of $29,000 of state income taxes as a result of the carryback of losses incurred during the 2012 tax year which effectively eliminated the $29,000 of taxes associated with the 2011 Taxes. The VDOT has informed Regional that the payment amounts owed in connection with the 2011 Taxes will be offset by the refund request referred to above and associated penalties and interest will be removed. In connection with the 2006 and 2007 Taxes, Regional believes that the amounts related to the tax period October 2006 are in error and has submitted a request to the VDOT to have those amounts removed. Regional intends to have any amounts ultimately determined to be owed in connection with the 2006 and 2007 Taxes included in the payment arrangement for the 2011 Taxes. During the six months ended June 30, 2013, Regional has recorded state income tax expense of $4,000.

Late Filings and Delivery of Schedules K-1 to Unitholders

The Partnership does not file a consolidated tax return with Regional since this wholly-owned subsidiary is a corporation.

On June 14, 2011, the Partnership filed the previously delinquent federal partnership tax returns for the periods from January 1, 2008 through December 31, 2008 and January 1, 2009 through December 31, 2009. On June 23, 2011, the Partnership also distributed the previously delinquent Schedules K-1 for such taxable periods to its Partners. The Partnership also filed all of the previously delinquent required state partnership tax returns for the years ended December 31, 2008 and 2009 during 2011. The Internal Revenue Code of 1986, as amended (“Code”), provides for penalties to be assessed against taxpayers in connection with the late filing of the federal partnership returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns under certain circumstances. The Internal Revenue Service (“IRS”) previously notified the Partnership that its calculation of penalties for the delinquent 2008 and 2009 tax returns was approximately $2.5 million.

The Partnership previously estimated that the maximum penalty exposure for all state penalties for delinquent 2008 and 2009 tax returns was $940,000.

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for the tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. On November 19, 2012, the Partnership received a notice from the IRS that its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009, was denied (“Notice”). The Notice indicated that the information submitted in connection with the request did not establish reasonable cause or show due diligence. On January 11, 2013, the Partnership submitted its appeal of the Notice. On February 8, 2013 and June 10, 2013, the Partnership received notice from the IRS that its request to remove the 2008 and 2009 penalties, respectively, was granted.

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

During May 2013, the Partnership received a notice from the State of California Franchise Tax Board (“CAFTB”) that indicated the Partnership was liable for late filing penalties of approximately $316,000 in connection with the short tax year return (“Short Tax Year Return”) filed for the period January 1, 2011 through May 26, 2011 as a result of a technical termination that occurred under §Section 708(b) of the Code. The Partnership had previously been granted an extension by the IRS to file the federal Short Year Tax Return to the time that the Partnership’s 2011 federal tax return would have been due had a technical termination not occurred. The Partnership has filed a request with the CAFTB to have the penalties removed based on the similar hardship which the IRS had considered in granting the Partnership its extension for filing the federal Short Year Tax Return.

During the six months ended June 30, 2013, the Partnership has recorded a reduction of tax penalties of $803,000 in connection with the removal of $1,119,000 associated with the prior accrual of penalties associated with 2009 partnership federal tax return offset by the additional tax penalty currently being assessed by the CAFTB. There can be no assurance that the Partnership’s request for relief from the CAFTB tax penalties will be approved by the CAFTB. The Partnership does not currently have the financial resources to pay the penalties that may be due to the CAFTB in the event its request to remove such penalties is denied.

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

On November 27, 2005, an employee of Regional died following inhalation of turpentine vapors. Under Virginia law, recovery by the deceased employee’s estate was limited to a workers compensation claim, which was closed on April 20, 2007 for the amount of $11,000. The Virginia Department of Labor and Industry, Occupational Safety and Health Compliance issued a citation against Regional on May 24, 2006 seeking a fine of $28,000. Regional requested withdrawal of the citation and disputed the basis for the citation and the fine. The amount of the fine is not covered by insurance. On June 18, 2007, the Commissioner of Labor and Industry for the Commonwealth of Virginia filed suit against Regional in the Circuit Court for the City of Hopewell for collection of the unpaid fine. There were four citations involved in the case referenced above.  One of the citations arose from the Commissioner's allegations that Regional had exposed this employee to levels of hydrogen sulfide gas in excess of the levels permitted by applicable regulations. Another citation arose from the Commissioner's allegations that Regional had not provided respiratory protection equipment needed to protect this employee from hazards in the workplace. The other two citations arose from the Commissioner's allegations that Regional had not evaluated the need for respiratory equipment in this work environment and had not evaluated the need to create a confined-space permit entry system for the employee's work in taking a sample of turpentine from the top of the railcar. During September 2012, the Court dismissed the first two citations after a bench trial. The Court subsequently dismissed the remaining two citations.  In April 2013, the final order in the matter was issued by the Court. VOSH did not request an appeal of the decision by the required due date.

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

SGR Energy LLC

On July 1, 2013, Regional filed suit in the United States District Court for the Eastern District of Virginia, “Regional Enterprises, Inc. v. SGR Energy, LLC, Civil Action No. 3:13v418” (“Litigation”) in connection with SGR Energy, LLC’s (“SGR”) failure to make the required payments due to Regional under the terms of a Services Agreement between the parties pursuant to which Regional stores and transports product (“Product”). In connection with the Litigation, Regional is seeking payment of all amounts owing under the Services Agreement including all costs associated with the removal of the Product currently stored at Regional’s facilities and the cleanup of the facilities which were provided under the Services Agreement. Regional intends to seek all remedies to collect the amounts due including a lien sale of the Product. SGR has represented that the value of the Product is in excess of the amounts which are currently owed as of June 30, 2013 and the estimated future amounts associated with removal of the Product and cleanup of the facilities. At June 30, 2013, the amount of accounts receivable due from SGR totaled approximately $140,000.

Other

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

Debt Obligations

RZB Loan

In connection with the acquisition of Regional during July 2007, the Partnership funded a portion of the acquisition through a loan of $5,000,000 (“RZB Loan”) from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (“RZB”), dated July 26, 2007 (“Loan Agreement”). The RZB Loan was due on demand and if no demand, with a one-year maturity. In connection with the RZB Loan, Regional granted to RZB a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and the Partnership delivered to RZB a pledge of the outstanding capital stock of Regional.

The RZB Loan was converted to a term loan in June 2009 in connection with the Sixth Amendment, Assumption of Obligations and Release Agreement between Regional, the Partnership and RZB (the “ Sixth Amendment ”). The Sixth Amendment provided for an increase in the principal amount of the RZB Loan to $4,250,000 as the result of an “incremental loan” of $250,000, established a monthly amortization for the principal amount of the Loan, increased the annual interest rate to 8%, and extended the Maturity Date to April 30, 2012, among other terms and conditions. Regional assumed all obligations of the Partnership under the RZB Loan and related collateral agreements upon execution of the Sixth Amendment. The Maturity Date of the RZB Loan was extended to May 31, 2014 in connection with the Seventh Amendment to the Loan Agreement among the parties dated May 21, 2010. On November 29, 2012, Regional and RZB entered into a “Limited Waiver and Ninth Amendment” (“Ninth Amendment”) to the Loan Agreement. The Ninth Amendment waived the defaults existing at the time of the Ninth Amendment and reduced required monthly amortization payments to $50,000 per month beginning January 31, 2013. The Ninth Amendment also shortened the maturity date of the RZB Loan from May 31, 2014 to March 31, 2013. Regional made the January 31, 2013 monthly amortization payment but failed to make the February 28, 2013 monthly amortization payment. On March 1, 2013, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (“March 1, 2013 Demand Notice”) from RZB in connection with the Loan Agreement.

The March 1, 2013 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $50,000 due and payable on February 28, 2013 as prescribed under the Ninth Amendment and the continued default with respect to the non-payment of interest and principal due under the Loan Agreement which had been previously waived pursuant to the Ninth Amendment. The March 1, 2013 Demand Notice declared all Obligations (as defined in the Loan Agreement) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The March 1, 2013 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007 and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2006.  In connection with the Hopewell Loan, on March 20, 2013, all obligations unpaid and outstanding under the RZB Loan Agreement totaling $1,975,000 were paid in full. In connection with the closing of the Hopewell Loan, RZB provided Regional with a payoff letter and released all of the collateral previously held as security. The interest rate related to the RZB Loan for the period January 1, 2013 through March 20, 2013 approximated 9.5%.

Hopewell Loan

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional up to $2,500,000 (“Hopewell Loan”), of which $1,998,000 was advanced on such date and an additional $252,000 and $250,000 was advanced on March 26, 2013 and July 19, 2013, respectively. William M. Comegys III, a member of the Board of Directors of the General Partner, is a member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

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

The principal purpose of the Hopewell Loan was to repay the entire amounts due by Regional to RZB in connection with the Loan Agreement totaling $1,975,000 at the time of payoff, including principal, interest, legal fees and other expenses owed in connection with the Loan Agreement. The remaining amounts provided under the Hopewell Loan to Regional were used for working capital.

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, Regional is required to make interest payments only for the first six months beginning April 20, 2013 and then 29 equal monthly payments of $56,000 (principal and interest) from the seventh month through the 35th month with a balloon payment of $1,491,000 due on March 19, 2016.

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

As of December 31, 2012 and June 30, 2013, $434,000 and $73,000, respectively, of the net proceeds from the GP Sale, which totaled $507,000 (after the offset of $93,000 of prior advances from Messrs. Anbouba and Montgomery that were applied towards their purchase price amounts due in connection with the GP Sale) were used by the General Partner to fund working capital requirements of the Partnership, including the payment of certain outstanding obligations. All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at June 1, 2013 is 0.95% per annum and such rate is adjusted monthly by the IRS under IRB 625. At June 30, 2013, the total amount owed to the General Partner by the Partnership, including accrued interest, was $1,591,000.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at June 30, 2013 is $3,983,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At June 30, 2013, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,586,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Material Agreements

Employment Agreement

During March 2013, the General Partner entered into an employment agreement with Ian T. Bothwell, Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional. The provisions of the employment agreement are set forth in “Note G – Commitments and Contingencies – Employment Agreement” to the unaudited consolidated financial statements.

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

Asphalt Agreement

On November 30, 2000, Regional renewed a Storage and Product Handling Agreement with a customer with an effective date of December 1, 2000 (“Asphalt Agreement”). The Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. The Asphalt Agreement was amended on October 15, 2002 with an effective date of December 1, 2002 (“Amended Asphalt Agreement”). The term of the Amended Asphalt Agreement was five years with an option by the customer for an additional five-year renewal term, which the customer exercised in July 2007. After the additional five-year term, the Amended Asphalt Agreement has been renewed automatically for successive one-year terms through November 30, 2013. During July 2013, Regional provided written notice in accordance with the Asphalt Agreement that it did not intend to renew the Asphalt Agreement under the existing terms. The parties are currently negotiating terms for a renewal of the Asphalt Agreement, which is expected to be completed prior to the Asphalt Agreement expiration. Under the terms of the Asphalt Agreement, Regional agrees to provide minimum annual throughput of 610,000 net barrels per contract year, with additional volume to be paid on a per barrel basis. During the term of the Amended Asphalt Agreement, Regional agrees to provide three storage tanks and certain related equipment to the customer on an exclusive basis as well as access to Regional’s barge docking facility.

On March 19, 2012, one of the storage tanks (“Storage Tank”) leased under the Amended Asphalt Agreement was discovered to have a leak. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. During the year ended December 31, 2012, Regional recorded a loss of $238,000 (“Asphalt Loss”) in connection with the leak, including the estimated amounts to repair the Storage Tank. Lost revenue with respect to the Storage Tank totaled approximately $200,000 in 2012 and $75,000 and $150,000 for the three months and six months ended June 30, 2013. Regional expects that repairs of the Storage Tank will completed and the tank will be operational during September 2013. Regional’s insurance providers have notified Regional that the incident did not fall within insurance coverage limits.

Fuel Oil Agreement

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (“Fuel Oil Agreement”). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. Pursuant to the agreement, as amended, Regional agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. Under the terms of the Terminal Agreement, the customer paid an annual tank rental plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the customer and Regional negotiated a new Fuel Oil Agreement whereby Regional was only required to provide two storage tanks through May 2009 and one storage tank through November 30, 2011, which was subsequently extended by the customer through November 30, 2013 in accordance with the terms of the Fuel Oil Agreement. In addition, under the newly negotiated Fuel Oil Agreement, the customer pays an annual tank rental plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation. The Fuel Oil Agreement expires on November 30, 2013.

Sodium Hydroxide Agreement

On September 27, 2007, Regional entered into a Terminal Agreement with Suffolk Solutions, an affiliate of Suffolk Sales with an effective date of June 1, 2008 and an expiration date of May 30, 2013. On May 21, 2013, the Terminal Agreement was extended to August 31, 2013. On July 11, 2013, the parties entered into a new Terminal Agreement effective June 28, 2013 and an expiration date of June 27, 2016, subject to being automatically renewed in one-year increments unless terminated upon 120 days advance written notice by either party. Under the terms of the Terminal Agreement, either party may cancel the agreement at any time by providing 120 days advance written notice after the one year anniversary of the effective date. This Terminal Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide. Pursuant to the agreement, Regional agrees to provide two storage tanks, certain related pipelines and equipment, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual fixed tank rental fee and variable fees based on excess of certain minimum levels of thru-put, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. Regional also contracts with Suffolk to provide other transportation and trans-loading services of specialty chemicals.

No. 6 Oil Agreements

On March 1, 2012, Regional entered into a Services Agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments unless terminated upon 180 days advance written notice by either party. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 oil. Pursuant to the agreement, Regional agrees to provide one storage tank (capacity of approximately 1.2 million gallons), certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount, plus loading and unloading fees. As part of the lease, Regional insulated the tank and made other modifications to the tank and barge line. As described in Note G – Legal Proceedings – SGR Energy LLC, Regional has recently filed a lawsuit against this customer as a result of non-payment of fees owed pursuant to the Services Agreement.

MORLIFE 5000 Agreement

During January 1, 2013, Regional entered into a Services Agreement with a customer with an effective date of January 1, 2013 and a termination date of December 31, 2015. The customer has the sole discretion to extend the term of the Services Agreement prior to expiration for up to two successive one-year terms upon providing Regional 90 days advance written notice prior to expiration of the Services Agreement. This Services Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of MORLIFE 5000, an asphalt additive. Pursuant to the agreement, Regional agrees to provide Tank 120, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount, plus loading and unloading fees.

Equipment Leases

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

The term of the Lease Agreement is for seven years. The New Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors leased based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five tractors as provided for in the Lease Agreement as a result of the decline in Regional’s transportation business. As a result of this partial termination, Regional now leases fifteen tractors pursuant to the Lease Agreement. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

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

Private Placements

On November 17, 2010, the Partnership issued 12,724,019 Common Units to Central Energy, LP for $3,950,000 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane Corporation and Central Energy, LP. Central Energy, LP was obligated, under the terms of its limited partnership agreement, to distribute all of the Common Units of the Partnership which it acquired in the Sale to its limited partners, which it did on May 26, 2011. As a result, The Cushing MLP Opportunity Fund I L.P. holds 7,413,013 Common Units of the Partnership (46.7%) and Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.4%).

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

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the three months and six months ended June 30, 2012 and 2013, Regional recorded allocable expenses of $68,000, $55,000, $187,000 and $113,000, respectively.

Registration Rights Agreements

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

Realization of Assets

The unaudited consolidated balance sheets of Central have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. Central had a loss from operations for the year ended December 31, 2012 and the six months ended June 30, 2013. During March 2013, the RZB Loan ($1,970,000 at December 31, 2012) was repaid with proceeds from the $2,500,000 of total advances received by Regional under the Hopewell Loan.

Central’s deficit in working capital, excluding the current amounts due under the Hopewell Loan and income taxes, penalties and interest, totaled $2,160,000 at June 30, 2013. Regional’s unpaid income and sales taxes totaled approximately $167,000 at June 30, 2013, including penalties and interest and excluding approximately $82,000 of adjustments yet to be recognized by the related tax authorities. In addition, the Partnership is liable for tax penalties to the CAFTB of $316,000. RVOP is also responsible for contingencies associated with the TransMontaigne dispute (see Note G – Commitments and Contingencies – TransMontaigne Dispute). The Partnership and the General Partner have limited cash resources and are dependent on Regional to fund ongoing corporate expenses.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral for the Hopewell Loan, and therefore, Central is unable to obtain additional financing collateralized by those assets. Central believes that Regional will have sufficient working capital for its ongoing operations assuming (a) the Storage Tank is placed back into service as currently projected, (b) the expected increase in revenues from recent contracts entered into by Regional are realized, (c) the expiring contracts during 2013 are renewed without disruption in service and at terms no less favorable than the existing contract terms, (d) that Regional’s obligations to creditors are not accelerated, (e) that Regional satisfactorily resolves the Litigation with SGR and (f) that Regional’s costs to operate do not increase. Until such time as the aforementioned conditions are achieved, Regional’s working capital may not be adequate to meet current cash requirements and Regional is unable to fund any amount of working capital to Central. Regional is currently seeking to obtain additional funding through an increase in the amounts advanced under the Hopewell Loan or from a funding transaction completed by the Partnership and/or the General Partner.

Central’s ability to raise capital is hindered by the existing pledge and therefore the ability to obtain additional capital over the cash generated from operations to make the Hopewell Note payments, for payment of taxes, penalties and interest, for payment of the contingent liabilities, for expansion, repair of the Storage Tank, capital improvements to existing assets, for working capital or otherwise is limited. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. Management continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. As described above, there is no assurance that Regional will have sufficient working capital to cover its ongoing cash requirements or any of the ongoing overhead expenses of the Partnership for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. If the Partnership does not have sufficient cash reserves, its ability to pursue additional acquisition transactions will be adversely impacted. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot be raised and cash flow is inadequate, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of (1) Regional to achieve operating results as currently projected, (2) Regional to pay its creditors as required, including the Hopewell Loan and the IRS and the VDOT amounts under arrangements satisfactory to Regional (3) the Partnership resolving favorably the exposure for late tax filing penalties to the CAFTB, (4) satisfactory resolution to the Litigation with SGR, (5) RVOP satisfactorily resolving the TransMontaigne dispute, (6) Regional satisfactorily completing the repairs associated with the Storage Tank, (7) the Partnership continuing to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, (8) Regional’s ability to obtain additional advances under the Hopewell Loan and (9) the Partnership’s ability to receive additional distributions from Regional or future advances from the General Partner in amounts necessary to fund overhead until an acquisition transaction is completed by the Partnership.

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

Recently Issued Financial Accounting Standards

The Accounting Standards Codification is the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the Financial Accounting Standards Board to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. The Codification became effective for interim and annual periods ending after September 15, 2009 and superseded all previously existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. All of Central’s references to GAAP now use the specific Codification Topic or Section rather than prior accounting and reporting standards. The Codification did not change existing GAAP and therefore, did not affect Central’s consolidated financial position or results of operations.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our General Partner’s management, including our General Partner’s executive officer and its chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on its assessment and those criteria, management concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of June 30, 2013.

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

During the years ended 2011 and 2012 and the period ended June 30, 2013, the General Partner’s new accounting department was comprised only of the chief financial officer while it sought to identify an acquisition opportunity that might include an accounting function to bolster the General Partner’s and Regional’s accounting capabilities. This has not occurred. As a result, the lack of sufficient personnel continues to be an issue with respect to establishing the desired internal control over financial reporting and accounting. The General Partner does not expect to be able to take the steps necessary to improve its internal control over financial reporting during the remainder of 2013 given its current financial condition absent the acquisition of a company with the necessary accounting functions and personnel to resolve its dilemma. During June 2012 through Since August 2012, Regional’s controller was required to take several medical leave of absences and ultimately resigned during April 2013. Regional’s assistant controller who was recently hired in January 2013, has assumed the accounting role. During the three months ended June 30, 2013, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Despite the lack of accounting personnel, the management of the General Partner believes the Partnership’s unaudited consolidated financial statements included in this Quarterly Report fairly present in all material respects its financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Part II – OTHER INFORMATION

Item 1.    Legal Proceedings

See “Note G – Commitments and Contingencies” to the unaudited consolidated financial statements included in this report for a more detailed discussion of current contingencies.

Item 1A. Risk Factors

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” regarding the risks associated with Central’s inability to obtain additional working capital.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

See “Note F – Unit Options and Equity Incentive Plan” and “Note G – Commitments and Contingencies” to the unaudited consolidated financial statements included in this report for a more detailed discussion of unregistered sales of equity securities.

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

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

August 14, 2013		By:	/s/ Imad K. Anbouba
Imad K. Anbouba
Chief Executive Officer and President

August 14, 2013		By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Executive Vice-President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

