Form 10-Q
period 2013-09-30
CENTRAL ENERGY PARTNERS LP
filed 2013-11-14
CIK 1260828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of common units outstanding on November 8, 2013 was 16,066,482.

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

We have reviewed the unaudited consolidated balance sheet of Central Energy Partners LP and Subsidiaries (“Central”) as of September 30, 2013, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2013, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2012 and 2013 and the unaudited consolidated statement of partners’ capital (deficit) for the nine months ended September 30, 2013. These interim unaudited consolidated financial statements are the responsibility of Central’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Central as of December 31, 2012 and the related consolidated statements of operations, cash flows and partners’ capital (deficit) for the year ended December 31, 2012 (not presented herein), and in our report dated April 1, 2013, we expressed an unqualified opinion on those consolidated financial statements.

Our audit report on Central’s consolidated financial statements as of December 31, 2012 included an explanatory paragraph referring to the matters discussed in Note L of those consolidated financial statements which raised substantial doubt about Central’s ability to continue as a going concern. As indicated in Note L to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about Central’s ability to continue as a going concern due to its insufficient cash flow to pay its current obligations and contingencies as they become due.  The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded amounts that might be necessary should Central be unable to continue in existence.

/s/ MONGOMERY COSCIA GREILICH, LLP

Plano, Texas
November 14, 2013

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

		September 30,
	December 31,	2013
	2012	(Unaudited)
Current Assets
Cash	$22,000	$31,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2012 and 2013)	647,000	362,000
Deferred tax assets	36,000	36,000
Prepaid expenses and other current assets	788,000	304,000
Total current assets	1,493,000	733,000
Property, plant and equipment – net	3,562,000	3,147,000
Other assets	125,000	128,000
Goodwill	3,941,000	3,941,000
Total assets	$9,121,000	$7,949,000

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

		September 30,
	December 31,	2013
	2012	(Unaudited)
Current Liabilities
Current maturities of long-term debt – related party	$1,970,000	$258,000
Accounts payable	2,295,000	1,371,000
Taxes payable	64,000	40,000
Unearned revenue	70,000	37,000
Accrued liabilities	2,227,000	1,244,000
Total current liabilities	6,626,000	2,950,000

Long-term debt - related party	-	2,242,000
Due to General Partner	1,510,000	1,955,000
Deferred income taxes	1,092,000	1,092,000

Commitments and contingencies	-	-

Partners’ capital (deficit)
Common units	(104,000)	(284,000)
General Partner’s equity	(3,000)	(6,000)
Total partners’ capital (deficit)	(107,000)	(290,000)
Total liabilities and partners’ capital (deficit)	$9,121,000	$7,949,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2013	2012	2013
Revenues	$1,466,000	$1,044,000	$4,077,000	$3,480,000
Cost of goods sold	1,294,000	838,000	3,866,000	2,946,000
Gross profit	172,000	206,000	211,000	534,000
Selling, general and administrative expenses and other
Legal and professional fees	141,000	182,000	339,000	430,000
Salaries and payroll related expenses	180,000	180,000	609,000	633,000
Other	139,000	(211,000)	442,000	(669,000)
	460,000	151,000	1,390,000	394,000
Operating income (loss)	(288,000)	55,000	(1,179,000)	140,000
Other income (expense)
Gain on sale of tractors	-	-	256,000	-
Interest expense, net	(49,000)	(106,000)	(136,000)	(272,000)
Loss before taxes	(337,000)	(51,000)	(1,059,000)	(132,000)
(Provision) for income taxes	(32,000)	(62,000)	(32,000)	(67,000)
Net loss	$(369,000)	$(113,000)	$(1,091,000)	$(199,000)

Net loss allocable to the partners	$(369,000)	$(113,000)	$(1,091,000)	$(199,000)
Less General Partner’s interest in net loss	(7,000)	(2,000)	(22,000)	(4,000)
Net loss allocable to the common units	$(362,000)	$(111,000)	$(1,069,000)	$(195,000)

Net loss per common unit	$(0.02)	$(0.01)	$(0.07)	$(0.01)

Weighted average common units outstanding	15,866,482	16,066,482	15,866,482	16,066,482

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

(Unaudited)

				Total
	Common Units		General	Partners’
	Units	Amount	Partner	Capital (Deficit)

Balance as of December 31, 2012	15,866,482	$(104,000)	$(3,000)	$(107,000)

Issuance of Common Units	200,000	15,000	1,000	16,000

Net loss	-	(195,000)	(4,000)	(199,000)

Balance as of September 30, 2013	16,066,482	$(284,000)	$(6,000)	$(290,000)

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2012	2013
Cash flows from operating activities:
Net loss	$(1,091,000)	$(199,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	431,000	402,000
Gain of sale of tractors	(256,000)	-
Reduction in accrued tax penalties assessed	-	(1,119,000)
Unit based compensation	-	16,000
Changes in current assets and liabilities:
Trade accounts receivable	88,000	286,000
Prepaid and other current assets	537,000	479,000
Due to General Partner, net	31,000	445,000
Trade accounts payable	95,000	(924,000)
Unearned revenue	-	(33,000)
Accrued liabilities and other	569,000	126,000
U.S. taxes payable	(4,000)	(25,000)
Net cash provided by (used in) operating activities	400,000	(546,000)

Cash flows from investing activities:
Capital expenditures	(229,000)	(6,000)
Other non-current assets	(129,000)	-
Proceeds from sale of assets	507,000	31,000
Net cash provided by (used in) investing activities	149,000	25,000

Cash flows from financing activities:
Restricted cash	(2,000)	-
Issuance of related party debt	-	2,500,000
Payment of debt	(640,000)	(1,970,000)
Net cash (used in) provided by financing activities	(642,000)	530,000
Net (decrease) increase in cash	(93,000)	9,000
Cash at beginning of period	101,000	22,000
Cash at end of period	$8,000	$31,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$84,000	$222,000
Taxes	$36,000	$84,000

Supplemental disclosures of noncash transactions:
Reduction in accrued tax penalties assessed	$-	$1,119,000

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

In July 2007, the Partnership acquired the business of Regional Enterprises, Inc. (“Regional”). The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional operated a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots until March 31, 2013. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities.

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

The unaudited consolidated balance sheet as of September 30, 2013, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2013 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2012 and 2013 and the unaudited consolidated statement of partners’ capital (deficit) for the nine months ended September 30, 2013, have been prepared by Central without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of September 30, 2013, the unaudited consolidated results of operations for the three months and nine months ended September 30, 2012 and 2013, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2012 and 2013 and the unaudited consolidated statement of partners’ capital (deficit) for the nine months ended September 30, 2013.

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

NOTE B – PARTNERS’ CAPITAL

General Partner Interest

The General Partner owns a 2% general partner interest in the Partnership (“GP Interests”). The General Partner generally has unlimited liability for the obligations of the Partnership, such as its debts and environmental liabilities, except for those contractual obligations of the Partnership that are expressly made without recourse to the General Partner.  Messrs. Imad K. Anbouba and Carter R. Montgomery, each beneficially own 30.17% of the GP Interests. The Cushing LLP Opportunity Fund I, L.P. (“Cushing Fund”) holds 25% of the GP Interests and the remaining interests are held by others, none representing more than 5% individually.

On July 19, 2013, a non-affiliated third party (“Third Party”) tendered a non-binding indication of interest to the General Partner to purchase newly issued membership interests in the General Partner (“Letter”). As an indication of the Third Party’s interest in the transaction and as consideration for a “stand-still agreement” with the General Partner whereby the General Partner agreed for a period of 45 days not to solicit, encourage, entertain or accept any proposal by another third party to acquire an interest in the General Partner and/or the Partnership (“Stand-Still Period”), the Third Party delivered $100,000 to the General Partner on July 19, 2013. The cash consideration is to be repaid to the Third Party in the event a transaction is not consummated. The cash consideration is secured by a second lien on the assets of Regional. The General Partner is obligated to repay the cash consideration to the Third Party within 30 days after discussions regarding a transaction have terminated. If the consideration has not been paid by the due date, interest will immediately begin to accrue at the rate of 15% per annum. Should the General Partner fail to pay the $100,000 together with all accrued and unpaid interest by December 31, 2013, the Third Party has the right to foreclose on the assets of Regional without notice to the General Partner.

On August 19, 2013, the General Partner entered into a non-binding Letter of Intent (“LOI”) with the Third Party outlining the terms and conditions by which the General Partner would issue new membership interests. The LOI is non-binding, except for certain provisions including confidentiality and provisions related to the payment of an additional $300,000 as consideration for extending the Stand-Still Period to the earlier to occur of the execution of a definitive purchase agreement or termination of the LOI. The LOI terminated on October 23, 2013. The parties are still negotiating for the completion of a transaction. The additional consideration is also secured by the second lien on the assets of Regional. Should a definitive purchase agreement not be executed and a transaction completed, the entire $400,000 (“Third Party Advance”) is due and payable to the Third Party on the same terms as set forth in the Letter.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL - continued

General Partner Interest - continued

Any transaction ultimately agreed to between the parties is subject to the preparation, authorization, execution and delivery of a definitive purchase agreement, the approval of the definitive agreement by all of the members of the General Partner (as required by its company agreement), the receipt of all material consents and approvals necessary to complete such transaction, and certain other requirements set forth in the LOI. There is no assurance that the General Partner and the Third Party will reach agreement on the terms necessary to complete the definitive purchase agreement or that the members of the General Partner will approve such agreement.

Common Units

The Common Units represent limited partner interests in the Partnership and 98% of its outstanding capital. The holders of Common Units (“Unitholders”) are entitled to participate in the Partnership’s distributions and exercise the rights or privileges available to limited partners under the Partnership Agreement. The Unitholders have only limited voting rights on matters affecting the Partnership. Unitholders have no right to elect the General Partner or its directors on an annual or other continuing basis. Messrs. Anbouba and Montgomery and the Cushing Fund have the right to appoint the directors of the General Partner. Although the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to the Partnership and its Unitholders, the directors of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to the holders of the membership interests in the General Partner. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding Common Units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units of the Partnership then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of Unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes, unless such provision is waived by the General Partner. (The General partner has waived this provision with respect to the 46.1% interest in the Partnership held by the Cushing Fund as described below.). In addition, the Partnership Agreement contains provisions limiting the ability of holders of Common Units to call meetings or to acquire information about Central’s operations, as well as other provisions limiting the Unitholders ability to influence the manner or direction of management.

Private Placement of Common Units

On November 17, 2010, the Partnership sold the Newly Issued Common Units to Central Energy LP for $3,950,000 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane and Central Energy LP.

On May 26, 2011, pursuant to the terms of its limited partnership agreement, Central Energy LP distributed the Newly Issued Common Units of the Partnership to its limited partners. As a result, the Cushing Fund holds 7,413,013 Common Units of the Partnership (46.1%). Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.3%). Messrs. Anbouba and Montgomery were not distributed any Newly Issued Common Units from Central Energy, LP.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B – PARTNERS’ CAPITAL - continued

Distributions of Available Cash – continued

The Partnership has not made any distributions since August 18, 2008 for the quarter ended September 30, 2008 due to the lack of available cash.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C – INCOME (Loss) Per Common UNIT

Net income (loss) per Common Unit is computed on the weighted average number of Common Units outstanding in accordance with ASC 260. During periods in which Central incurs losses, giving effect to common unit equivalents is not included in the computation as it would be antidilutive. The following tables present reconciliations from net income (loss) per Common Unit to net income (loss) per Common Unit assuming dilution. During the three months and nine months ended September 30, 2013, Central did not have any dilutive securities outstanding (see Note F – Unit Options and Equity Incentive Plan):

	For the three months ended September 30, 2012
	(Loss)	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Net (loss) available to the Common Units	$(362,000)
Basic EPS
Net (loss) available to the Common Units	(362,000)	15,866,482	$(0.02)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the three months ended September 30, 2013
	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Net (loss) available to the Common Units	$(111,000)
Basic EPS
Net (loss) available to the Common Units	(111,000)	16,066,482	$(0.01)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the nine months ended September 30, 2012
	(Loss)	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Net (loss) available to the Common Units	$(1,069,000)
Basic EPS
Net (loss) available to the Common Units	(1,069,000)	15,866,482	$(0.07)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

	For the nine months ended September 30, 2013
	(Loss)	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Net (loss) available to the Common Units	$(195,000)
Basic EPS
Net (loss) available to the Common Units	(195,000)	16,066,482	$(0.01)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31,	September 30,
	2012	2013

Land	$512,000	$512,000
Terminal and improvements	4,818,000	4,809,000
Automotive equipment	1,341,000	1,297,000
	6,671,000	6,618,000
Less: accumulated depreciation and amortization	(3,109,000)	(3,471,000)
	$3,562,000	$3,147,000

Depreciation expense of property, plant and equipment totaled $134,000 and $134,000 for the three months ended September 30, 2012 and 2013 and $431,000 and $402,000 for the nine months ended September 30, 2012 and 2013, respectively.

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

In connection with the sale of the tractor fleet, a gain of $201,000 and $256,000 was recorded during the three months and nine months ended September 30, 2012, respectively.

Regional’s truck fleet currently consists of fifteen leased tractors and five owned tractors.

NOTE E — DEBT OBLIGATIONS
	December 31,	September 30,
	2012	2013
Long-term debt obligations were as follows:
Hopewell Note	$-	$2,500,000
RZB Note	1,970,000	-
	1,970,000	2,500,000
Less current portion	1,970,000	258,000
	$-	$2,242,000

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

Hopewell Loan - continued

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

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, Regional is required to make interest payments only for the first nine months beginning April 20, 2013 and then 26 equal monthly payments of $56,000 (principal and interest) from the tenth month through the 35th month with a balloon payment of $1,612,000 due on March 19, 2016.

Per the Hopewell Loan Agreement, Regional is required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to Regional, declare the Hopewell Note immediately due and payable.

Should a definitive purchase agreement not be executed and a transaction completed pursuant to the LOI with the Third Party described in Note B, the Third Party Advance with all accrued and unpaid interest is due and payable by December 31, 2013 to the Third Party. Should the General Partner fail to pay the required amounts, the Third Party has the right to foreclose on the assets of Regional without notice to the General Partner or Hopewell.

NOTE F – UNIT OPTIONS AND EQUITY INCENTIVE PLAN

The Partnership has no employees and is managed by its General Partner.

The Partnership may issue options, warrants, rights or appreciation rights with respect to Common Units for any Partnership purpose, including to non-employees for goods and services and to acquire or extend debt, without approval of the Limited Partners. The Partnership applies the provisions of ASC 505 to account for such transactions. ASC 505 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the options, warrants, rights or appreciation rights is used to account for such transactions. Central did not record any unit-based payment costs for non-employees for the three months and nine months ended September 30, 2012 and 2013 under the fair-value provisions of ASC 505.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F – UNIT OPTIONS AND EQUITY INCENTIVE PLAN – continued

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

As described below on March 20, 2013, the Partnership agreed to issue a grant of 200,000 Common Units to an executive officer of the General Partner which will fully vest upon issuance. The Partnership recorded unit-based compensation of $16,000 during the nine months ended September 30, 2013 in connection with the issuance of the 200,000 Common Units. Central did not record any unit-based compensation for employees for the three months and nine months ended September 30, 2012 under the fair-value provisions of ASC 718.

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

At September 30, 2013, there were no options outstanding under the 2005 Plan. At September 30, 2013, approximately 422,310 Common Units remain available for issuance under the 2005 Plan.

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

TransMontaigne Dispute

Rio Vista Operating Partnership L.P. (“RVOP”) is a subsidiary of the Partnership which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (“LPG Assets”) to it by Penn Octane Corporation upon formation of the Partnership. It sold all of the LPG Assets to TransMontaigne in two separate transactions. The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006. In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including Razorback L.L.C. (“Razorback”) and TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico. The Purchase and Sale Agreement dated December 26, 2007 (“Purchase and Sale Agreement”) between Razorback and RVOP provided for working capital adjustments and indemnification under certain circumstances.

In connection with previous demands for indemnification by Razorback received by RVOP under the Purchase and Sale Agreement, RVOP and certain of its affiliated parties (“Seller Affiliates”) and Razorback and certain of its affiliated parties (“Buyer Affiliates”) executed a Compromise Settlement Agreement and General Release (“Settlement Agreement”) effective as of October 14, 2013. Under the terms of the Settlement Agreement, not later than 60 days after the execution of the Settlement Agreement (December 9, 2013), RVOP or Seller’s Affiliates will pay the amount of $125,000 to Razorback in full satisfaction of all claims asserted by Razorback or Buyer Affiliates against RVOP or Seller Affiliates as of the date of the Settlement Agreement or any future claims that may be asserted by Razorback or any of the Buyer Affiliates against RVOP or any of the Seller’s Affiliates other than the claim asserted against Razorback by Cardenas Development Co. (“Cardenas Claim”). RVOP remains responsible for any Losses (as defined in the Settlement Agreement) resulting from the Cardenas Claim in an amount not to exceed $50,000 (“Contingent Payment”). In connection with the Settlement Agreement, each of the parties released each other from any other future claims that may arise as a result of the Purchase and Sale Agreement (except for the Contingent Payment). At September 30, 2013, RVOP had accrued a reserve of approximately $283,000 for potential future obligations in connection with the Purchase and Sale Agreement. During the fourth quarter 2013, RVOP will record a gain of $108,000 representing the reduction of RVOP’s maximum exposure under the Settlement Agreement of $175,000 and the amounts recorded.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Legal Proceedings – continued

SGR Energy LLC

On July 1, 2013, Regional filed suit in the United States District Court for the Eastern District of Virginia, “Regional Enterprises, Inc. v. SGR Energy, LLC, Civil Action No. 3:13v418” (“Litigation”) in connection with SGR Energy, LLC’s (“SGR”) failure to make the required payments due to Regional under the terms of a services agreement between the parties pursuant to which Regional stores and transports product (“Product”). In connection with the Litigation, Regional was seeking payment of all amounts owing under the services agreement including the costs associated with removal of the Product stored at Regional’s facilities and the cleanup of the facilities as provided for under the terms of the services agreement.

On August 16, 2013, SGR filed an answer and counterclaim to the Litigation (“Counterclaim”), which denied certain claims made by Regional in the Litigation and made counter claims against Regional including, breach of contract and tortious interference with contract. SGR was seeking actual and compensatory damages.

On August 20, 2013, Regional and SGR entered into a Settlement and Mutual Release agreement (“Settlement Agreement”). Under the terms of the Settlement Agreement, SGR agreed to make payments to Regional of all past due amounts in exchange for Regional agreeing to release the Product from storage. SGR also agreed to place proceeds to be received from the sale of the Product in the amount of $290,000 (“Escrow Amount”) into an escrow account (“Escrow”) to be distributed by an escrow agent (“Escrow Agent”) in accordance with the Settlement Agreement.

The Escrow Amount was to be used to secure SGR’s obligation to clean and vacate the tank by October 1, 2013 and the payment of the minimum rents as prescribed under the services agreement, which provide for rents to continue until the time that SGR has satisfactorily completed the cleanup of the facilities and vacated the tank. In connection with the Settlement Agreement, SGR and Regional agreed to dismiss the Litigation and Counterclaim without prejudice by agreed stipulation. SGR did not make all of the payments required and did not clean and vacate the tank as prescribed under the Settlement Agreement and the Escrow Agent did not distribute the Escrow Amount to Regional as prescribed under the Settlement Agreement.

On October 15, 2013, Regional, SGR and the Escrow Agent entered into a final settlement and mutual release agreement (“Final Release”) whereby the parties agreed that Regional would receive $250,000 of the Escrow Amount and SGR would receive $40,000 of the Escrow Amount. In addition, Regional agreed to be responsible for cleaning the tank, although SGR agreed that it would accept responsibility as the generator of any wastes which were collected and disposed of in connection with  the cleaning of the facilities and the services agreement was terminated. Under the terms of the Final Release, all parties provided full releases to each other. The Escrow Amount received by Regional was sufficient to cover all the costs required to complete the cleaning of the tank, all amounts owing from SGR as of the date of the Final Release, and to pay the costs of litigation which Regional incurred in connection with the aforementioned litigation.

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

Tank Storage and Terminal Services Agreements

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Agreements - continued

Tank Storage and Terminal Services Agreements - continued

On March 19, 2012, one of the storage tanks (“Storage Tank”) leased under the Amended Asphalt Agreement was discovered to have a leak. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. During the year ended December 31, 2012, Regional recorded a loss of $238,000 (“Asphalt Loss”) in connection with the leak, including the estimated amounts to repair the Storage Tank. Lost revenue with respect to the Storage Tank totaled approximately $200,000 in 2012 and $75,000 and $225,000 for the three months and nine months ended September 30, 2013. The repairs of the Storage Tank were completed and the tank became operational during November 2013. Regional’s insurance providers have notified Regional that the incident did not fall within insurance coverage limits.

On October 31, 2013, Regional and a new customer entered into an agreement with an effective date of December 1, 2013 (“New Asphalt Agreement”) which provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. In connection with the New Asphalt Agreement, Regional will be required to fund during the first nine months of the New Asphalt Agreement up to $465,000 for refurbishments of certain assets currently idle and modifications to the existing facilities to provide for greater efficiencies and extended logistical capabilities. The term of the New Asphalt Agreement is four years and automatically extends for additional 2-year periods unless either party provides 180 days written notice to cancel. During the term of the New Asphalt Agreement, Regional agrees to provide up to five storage tanks and certain related equipment, including rail siding, to the customer on an exclusive basis as well as access to Regional’s barge docking facility.

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (“Fuel Oil Agreement”). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. Pursuant to the agreement, as amended, Regional agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. Under the terms of the Terminal Agreement, the customer paid an annual tank rental plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the customer and Regional negotiated a new Fuel Oil Agreement whereby Regional was only required to provide two storage tanks through May 2009 and one storage tank through November 30, 2011, which was subsequently extended by the customer through November 30, 2013 in accordance with the terms of the Fuel Oil Agreement. In addition, under the newly negotiated Fuel Oil Agreement, the customer pays an annual tank rental plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation. The Fuel Oil Agreement expires on November 30, 2013.  The parties are currently negotiating an extension to the Fuel Oil Agreement.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G — COMMITMENTS AND CONTINGENCIES – Continued

Agreements - continued

Tank Storage and Terminal Services Agreements - continued

On September 27, 2007, Regional entered into a terminal agreement with a customer with an effective date of June 1, 2008 and an expiration date of May 30, 2013 (“Hydroxide Agreement”). The Hydroxide Agreement provided for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide. On May 21, 2013, the Hydroxide Agreement was extended to August 31, 2013. On July 11, 2013, the parties entered into a new terminal agreement effective June 28, 2013 and an expiration date of June 27, 2016, subject to being automatically renewed in one-year increments unless terminated upon 120 days advance written notice by either party (“New Hydroxide Agreement”). Under the terms of the New Hydroxide Agreement, either party may cancel the agreement at any time by providing 120 days advance written notice after the one year anniversary of the effective date. Pursuant to the New Hydroxide Agreement, Regional agrees to provide two storage tanks, certain related pipelines and equipment, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual fixed tank rental fee and variable fees based on excess of certain minimum levels of thru-put, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. Regional also contracts with this customer to provide other transportation and trans-loading services of specialty chemicals.

On March 1, 2012, Regional entered into a services agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments unless terminated upon 180 days advance written notice by either party (“SGR Agreement”). The SGR Agreement provided for the pricing, terms, and conditions under which Regional would provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 oil. Pursuant to the SGR Agreement, Regional provided one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer paid an annual tank rental amount, plus loading and unloading fees. As part of the lease, Regional insulated the tank and made other modifications to the tank and barge line. During October 2013, the SGR Agreement was terminated (see Note G – Legal Proceedings – SGR Energy LLC).

During January 1, 2013, Regional entered into a services agreement with a customer with an effective date of January 1, 2013 and a termination date of December 31, 2015 (“Asphalt Additive Agreement”). The customer has the sole discretion to extend the term of the Asphalt Additive Agreement prior to expiration for up to two successive one-year terms upon providing Regional 90 days advance written notice prior to expiration of the Asphalt Additive Agreement. The Asphalt Additive Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of an asphalt additive. Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount, plus loading and unloading fees.

During November 2013, Regional entered into a services agreement with a customer with an effective date of November 1, 2013 and a termination date of April 30, 2014 (“Second Asphalt Additive Agreement”). The Second Asphalt Additive Agreement automatically renews for 90 days unless either party provides 60 days written notice to terminate prior to expiration. The Second Asphalt Additive Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of an asphalt additive. Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount, plus loading and unloading fees. In connection with the Second Asphalt Additive Agreement, Regional has the right of first refusal to provide trucking services to the customer, provided Regional’s rates are competitive.

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

⋅
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

⋅	the Executive will serve as Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional;

⋅
the Executive will receive an annual salary of $275,000 (“Base Salary”) which may be adjusted from time to time as determined by the Board of Directors of the General Partner (as more fully described in the Agreement, Regional will pay a minimum of 75% of the Base Salary);

⋅	for each calendar year of the employment term, the Executive shall be eligible to receive a bonus to be determined by the General Partner’s Board of Directors in its sole and absolute discretion;

⋅	the Executive shall be entitled to five weeks of paid vacation during each 12-month period of employment beginning upon the effective date of the Agreement;

⋅	the Executive will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by the General Partner;

⋅
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

⋅
the Executive will be granted 200,000 Common Units of the Partnership under the General Partner’s 2005 Plan which shall vest immediately upon such grant as set forth in a separate Unit Grant Agreement between the Executive and the General Partner. All of the terms and conditions of such grant shall be governed by the terms and conditions of the 2005 Plan and the Unit Grant Agreement; and

⋅
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

Employment Agreement - continued

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

Effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining sufficient funds needed to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Mr. Montgomery since September 2011 and the Chief Financial Officer since September 2011. Central has looked at several different financing scenarios to date, each involving the acquisition of additional assets, to meet its future capital needs. None of these acquisitions has been successfully completed. Management continues to seek acquisition opportunities for Central to expand its assets and generate additional cash from operations. It is anticipated that the payment of compensation and reimbursement of expenses to the General Partner’s executive officers will be reinstated once an acquisition transaction is completed.

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

Regional is a corporation and as such is subject to U.S. federal and state corporate income tax. Central believes that a portion of Regional’s income could be considered as “qualifying income”. Central believes that income derived from the storage of asphalt, No. 2 Oil, No. 6 Oil and/or asphalt additives could constitute “qualifying income.” Central may explore options regarding the reorganization of some or all of its Regional assets into a more efficient tax structure to take advantage of the tax savings that could result from the “qualified income” being generated at the Partnership level rather than at the Regional level. Central expects that there would be a tax expense associated with the transfer of income from Regional to the Partnership.

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

NOTE H – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

For the three months ended September 30, 2013, Suffolk Sales, MeadWestvaco, and SGR Energy LLC accounted for approximately 32%, 18%, and 11% of Regional’s revenues, respectively. For the nine months ended September 30, 2013, Suffolk Sales, SGR Energy LLC, and MeadWestvaco accounted for approximately 22%, 16%, and 15% of Regional’s revenues, respectively. At September 30, 2013, Suffolk Sales, MeadWestvaco, and SGR Energy LLC accounted for approximately 51%, 14%, and 12% of Regional’s accounts receivable, respectively.

Concentrations of Credit Risk

The balance sheet items that potentially subject Central to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Central maintains cash balances in different financial institutions. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At September 30, 2013, Central did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with Regional’s accounts receivable are mitigated by Regional’s ongoing credit evaluations of its customers.

 NOTE I — INCOME TAXES

Federal Tax Liabilities – Regional

As of September 30, 2013, Regional has accrued $0 and $8,000 for federal income taxes and associated penalties and interest, respectively.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I — INCOME TAXES - Continued

State Tax Liabilities - Regional

As of September 30, 2013, Regional has accrued $40,000 and $23,000 for Virginia state income taxes and sales and use taxes and associated penalties and interest, respectively. The Commonwealth of Virginia, Department of Taxation (“VDOT”) had previously notified Regional that approximately $62,000 and $63,000 of income tax, penalties and interest related to the tax periods ended October 2006 and July 2007, respectively, were outstanding (“2006 and 2007 Taxes”) and $42,000 of income tax, penalties and interest related to the tax year ended December 31, 2011 (“2011 Taxes”) were also outstanding. During June 2013, Regional made arrangements with the VDOT to pay the 2011 Taxes due in installments of $6,500 per month until such amounts have been fully paid. The VDOT had also included approximately $31,000 of sales taxes as part of this payment arrangement. During June 2013, Regional filed its 2012 Virginia state income tax return and filed forms to request a refund of $29,000 of state income taxes as a result of the carryback of losses incurred during the 2012 tax year which effectively eliminated the $29,000 of taxes associated with the 2011 Taxes. The VDOT has informed Regional that the payment amounts owed in connection with the 2011 Taxes will be offset by the refund request referred to above and associated penalties and interest will be removed. During September 2013, Regional received confirmation that the 2006 and 2007 Taxes were reduced to $40,000. Regional intends to have the amounts owed in connection with the 2006 and 2007 Taxes included in the payment arrangement for the 2011 Taxes. During the nine months ended September 30, 2013, Regional has recorded state income tax expense of $67,000.

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

During May 2013, the Partnership received a notice from the State of California Franchise Tax Board (“CAFTB”) that indicated the Partnership was liable for late filing penalties of approximately $316,000 (“CA Penalties”) in connection with the short tax year return (“Short Tax Year Return”) filed for the period January 1, 2011 through May 26, 2011 as a result of a technical termination that occurred under Section 708(b) of the Code. The Partnership had previously been granted an extension by the IRS to file the federal Short Year Tax Return to the time that the Partnership’s 2011 federal tax return would have been due had a technical termination not occurred. The Partnership filed a request with the CAFTB to have the penalties removed based on the similar hardship which the IRS had considered in granting the Partnership its extension for filing the federal Short Year Tax Return. During September 2013, the Partnership received confirmation from the CAFTB that the CA Penalties were removed.

Included in selling, general, administrative expenses and other during the nine months ended September 30, 2013, the Partnership has recorded a reduction of tax penalties of $1,119,000 in connection with the removal of the prior accrual of penalties associated with 2009 partnership federal tax return.

The Partnership had timely applied for an automatic extension to file its 2012 federal and state income tax returns and Schedule K-1’s and delivered the 2012 tax returns and Schedules K-1 to its Unitholders by the required extensions due date of September 15, 2013.

NOTE J — ENVIRONMENTAL MATTERS

Regional is subject to various federal, state and local laws and regulations relating to the protection of the environment. Regional has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Regional accounts for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Central maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the nine months ended September 30, 2012 and 2013, Regional had no environmental contingencies requiring specific disclosure or the recording of a liability.

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
(UNAUDITED)

NOTE K — RELATED PARTY TRANSACTIONS - Continued

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

As of December 31, 2012 and June 30, 2013, $434,000 and $73,000, respectively, of the net proceeds from the GP Sale, which totaled $507,000 (after the offset of $93,000 of prior advances from Messrs. Anbouba and Montgomery that were applied towards their purchase price amounts due in connection with the GP Sale) were used by the General Partner to fund working capital requirements of Central, including the payment of certain outstanding obligations.

In connection with the Third Party Advance (see note B – General Partner Interest), $358,000 was used by the General Partner during the three months ended September 30, 2013 to fund working capital requirements of Central, including the payment of certain outstanding obligations.

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at September 1, 2013 is 1.64% per annum and such rate is adjusted monthly by the IRS under IRB 625. At September 30, 2013, the total amount owed to the General Partner by the Partnership, including accrued interest, was $1,955,000.

Intercompany Loans and Receivables

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at September 30, 2013 is $4,046,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the three months and nine months ended September 30, 2012 and 2013, Regional recorded allocable expenses of $36,000, $64,000, $224,000 and $177,000, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K — RELATED PARTY TRANSACTIONS – Continued

Intercompany Loans and Receivables - continued

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At September 30, 2013, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,914,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

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

The Partnership has not reimbursed Rover Technologies LLC since September 2011 for its share of the overhead costs. Management intends to satisfy the outstanding expense reimbursements upon completion of a recapitalization. For the three months and nine months ended September 30, 2012 and 2013, expenses billed in connection with both of these agreements were $25,000, $12,000, $76,000 and $42,000, respectively.

NOTE L — REALIZATION OF ASSETS

The unaudited consolidated balance sheets of Central have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. Central had a loss from operations for the year ended December 31, 2012 and the nine months ended September 30, 2013. During March 2013, the RZB Loan ($1,970,000 at December 31, 2012) was repaid with proceeds from the $2,500,000 of total advances received by Regional under the Hopewell Loan.

Central’s deficit in working capital, excluding the current amounts due under the Hopewell Loan, totaled $1,958,000 at September 30, 2013. If a definitive transaction with the Third Party is not completed, the General Partner is obligated to repay the Third Party Advance of $400,000, plus interest, by December 31, 2013 or the Third Party will have the right to foreclose on the assets of Regional without notice to the General Partner. In connection with the New Asphalt Agreement, Regional is required to fund up to $465,000 during the next three to nine months for refurbishments and modifications to the facility. The Partnership and the General Partner have limited cash resources and are dependent on Regional to fund ongoing corporate expenses.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE L — REALIZATION OF ASSETS – Continued

Substantially all of Central’s assets are pledged or committed to be pledged as collateral for the Hopewell Loan, and therefore, Central is unable to obtain additional financing collateralized by those assets. Central believes that Regional will have sufficient working capital for its ongoing operations assuming (a) the expected increase in revenues from recent contracts entered into by Regional are realized, (b) the remaining expiring contract during 2013 at Regional is renewed without disruption in service and at terms no less favorable than the existing contract terms, (c) that Regional’s obligations to creditors are not accelerated, and (d) that Regional’s costs to operate do not increase. If the aforementioned conditions are not achieved, Regional’s working capital may not be adequate to meet current cash requirements and Regional will be unable to fund any amount of working capital to Central.

Central’s ability to raise capital is hindered by the existing pledge and therefore the ability to obtain additional capital over the cash generated from operations to make the Hopewell Note payments, for payment of income taxes, for expansion, capital improvements to existing assets, for working capital or otherwise is limited. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. Management continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. As described above, there is no assurance that Regional will have sufficient working capital to cover its ongoing cash requirements or any of the ongoing overhead expenses of the Partnership for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. If the Partnership does not have sufficient cash reserves, its ability to pursue additional acquisition transactions will be adversely impacted. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot be raised and cash flow is inadequate, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of (1) Regional to achieve operating results as currently projected, (2) Regional to pay its creditors as required, including the Hopewell Loan, (3) the General Partner completing the transaction contemplated under the LOI with the Third Party or if not completed, the ability to repay the Third Party Advance as required, (4) RVOP satisfactorily making the required payment in connection with the Settlement Agreement with TransMontaigne, (5) the Partnership continuing to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, (6) Regional’s ability to fund the capital improvements required under the New Asphalt Agreement, (7) Regional’s ability to obtain additional advances under the Hopewell Loan, and (8) the Partnership’s ability to receive additional distributions from Regional or future advances from the General Partner in amounts necessary to fund overhead until an acquisition transaction is completed by the Partnership.

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

NOTE N - SEGMENT INFORMATION

Central reports segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. Central had only one operating segment (transportation and terminaling business of Regional) during the three months and nine months ended September 30, 2012 and 2013. The following are amounts related to the transportation and terminaling business included in the accompanying consolidated financial statements for the three months and nine months ended September 30, 2012 and 2013 and at December 31, 2012 and September 30, 2013:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2013	2012	2013

Revenue from external customers	$1,466,000	$1,044,000	$4,077,000	$3,480,000
Interest expense	$49,000	$99,000	$136,000	$257,000
Depreciation and amortization	$134,000	$134,000	$431,000	$402,000
Income tax expense	$32,000	$62,000	$32,000	$67,000
Net (loss)	$(177,000)	$(256,000)	$(516,000)	$(879,000)

	December 31,	September 30,
	2012	2013
Total assets	$8,927,000	$7,911,000

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

The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional operated a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots which it was forced to shut-down effective March 31, 2013 as a result of the decision by Regional’s sole customer for this facility not to renew its agreement (which expired on March 31, 2013) as a result of the shut-down of a nearby processing plant for which that customer was supplying product out of the Johnson City site. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities. Certain customers for whom Regional provides storage services also use its transportation services. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

Regional’s revenues for the three months and nine months ended September 30, 2012 and 2013 were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended				Nine months ended
	September 30, 2012		September 30, 2013		September 30, 2012		September 30, 2013
	Revenue	%	Revenue	%	Revenue	%	Revenue	%

Hauling	$981	67%	$499	48%	$2,618	64%	$1,841	53%
Storage	336	23%	446	43%	1,017	25%	1,329	38%
Terminal	149	10%	95	9%	442	11%	294	9%
Other	-	0%	2	0%	-	0%	2	0%
Total	$1,466	100%	$1,042	100%	$4,077	100%	$3,466	100%

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

Central Energy, LP was obligated under the terms of its limited partnership agreement to distribute the Newly Issued Common Units of the Partnership and the GP Interests which it acquired in the Sale to its partners. During May 2011 and September 2011, Central Energy, LP completed the distribution of the Newly Issued Common Units and the GP Interests, respectively, to its partners. As a result, Central Energy, LP no longer holds any Common Units of the Partnership or GP Interests. Of the Newly Issued Common Units, The Cushing MLP Opportunity Fund I, L.P., a Delaware limited partnership (the “Cushing Fund”), holds 7,413,013 Common Units of the Partnership (46.1%), and Sanctuary Capital LLC, a limited liability company, holds 1,017,922 Common Units of the Partnership (6.3%). Neither of Messrs. Anbouba or Montgomery received any Common Units in the distribution of the Newly Issued Common Units. Messrs. Imad K. Anbouba and Carter R. Montgomery, each beneficially own 30.17% of the GP Interests. The Cushing LLP Opportunity Fund I, L.P. (“Cushing Fund”) holds 25% of the GP Interests and the remaining GP Interests are held by others, none representing more than 5% individually.

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

Management continues to focus on the future growth of Central’s assets, and related cash generation, through acquisitions. Our primary business objectives are to maintain stable cash flows and to again make quarterly cash distributions on our Common Units. Our plan is to pursue accretive acquisitions of oil and gas assets that can expand our operations. Our acquisition activity is focused on gas transportation and services assets, such as gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities, and related assets, but may include producing oil and gas properties. Our acquisitions will be made through subsidiaries of the Partnership created to acquire identified entities or assets. We will use available resources of Central, proceeds from the issuance by Central of Common Units or new securities, or any combination thereof, and/or third-party debt to fund such acquisitions.

Results of Operations

The unaudited consolidated results of operations from continuing operations during the three months and nine months ended September 30, 2012 and 2013, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Three months ended September 30, 2013 and 2012 (all amounts in thousands)

							Change Three Months Ended
	Three Months Ended			Three Months Ended			September 30, 2013 versus
	September 30, 2013			September 30, 2012			September 30, 2012
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$1,044	$-	$1,044	$1,466	$-	$1,466	$(422)	$-	$(422)
Costs Of Goods Sold	838	-	838	1,294	-	1,294	(456)	-	(456)
Gross Profit	206	-	206	172	-	172	34	-	34
Selling, General and Administrative Expenses	300	(149)	151	268	192	460	32	(340)	(308)
Operating Income (Loss)	(94)	149	55	(96)	(192)	(287)	2	340	342
Interest Expense, net	(99)	(7)	(106)	(49)	-	(49)	(50)	(7)	(57)
Gain On Sale Of Tractors	-	-	-	-	-	-	-	-	-
Income (Loss) Before Taxes	(193)	142	(51)	(145)	(191)	(336)	(48)	334	285
Provision (Benefit) For Income Taxes	62	-	62	32	-	32	30	-	30
Net Income (Loss)	$(256)	$142	$(113)	$(177)	$(191)	$(369)	$(78)	$334	$255

Revenues. Regional’s revenues for the three months ended September 30, 2013 were $1.0 million compared with $1.5 million for the three months ended September 30, 2012, a decrease of $0.4 million (28.8%). The decrease in revenues during the three months ended September 30, 2013 was principally due to decreased terminal services revenues resulting from the two tank customers which did not have thru-put of product during the period and the reduction of terminal and hauling revenues due to the closure of the Johnson City, TN facility. In addition, hauling revenues also declined during the three months ended September 30, 2013 due to increased competition. The aforementioned reduction in revenues was partially offset from the rental of a storage tank during the three months ended September 30, 2013 which was idle during the same period one year earlier.

Cost of Goods Sold. Regional’s cost of goods sold for the three months ended September 30, 2013 were $0.8 million compared with $1.3 million for the three months ended September 30, 2012, a decrease of $0.5 million (35.2%). The cost of goods sold during the three months ended September 30, 2012 included higher costs associated with the Asphalt Loss and maintenance of tractors and terminal assets over the three months ended September 30, 2013. Costs of goods sold related to storage and terminal services did not increase despite the increase in related revenues as the storage and terminal business has mostly fixed costs to operate. The reduction in cost of goods sold was also attributable to the reduced hauling revenues during the three months ended September 30, 2013 compared with September 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for Regional during the three months ended September 30, 2013 were 12% higher ($0.03 million) compared to the three months ended September 30, 2012. The increase was the result of higher professional fees incurred in connection with additional financing under the Hopewell Loan, litigation costs and compliance costs, partially offset by reduction of penalties and interest as a result of the abatement of penalties during the three months ended September 30, 2013 compared with the three months ended September 30, 2012.

The decrease in SG&A expenses for Central of $0.3 million during the three months ended September 30, 2013 compared with the same period one year earlier was principally due to the reduction of CAFTB tax penalties assessed as a result of the abatement of penalties totaling $0.3 million during the three months ended September 30, 2013, decreased professional fees incurred at the Central and increased allocations of insurance related costs to Regional during the three months ended September 30, 2013.

Nine months ended September 30, 2013 and 2012 (all amounts in thousands)

							Change Nine Months Ended
	Nine Months Ended			Nine Months Ended			September 30, 2013 versus
	September 30, 2013			September 30, 2012			September 30, 2012
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total
Revenues	$3,480	$-	$3,480	$4,077	$-	$4,077	$(597)	$-	$(597)
Costs Of Goods Sold	2,946	-	2,946	3,866	-	3,866	(920)	-	(920)
Gross Profit	534	-	534	210	-	210	323	-	323
Selling, General and Administrative Expenses	1,088	(694)	394	813	575	1,389	275	(1,269)	(994)
Operating Income (Loss)	(555)	694	139	(603)	(575)	(1,178)	48	1,269	1,318
Interest Expense, net	(257)	(15)	(272)	(136)	-	(136)	(121)	(15)	(136)
Gain On Sale Of Tractors	-	-	-	256	-	256	(256)	-	(256)
Income (Loss) Before Taxes	(812)	679	(133)	(484)	(575)	(1,059)	(328)	1,254	926
Provision (Benefit) For Income Taxes	67	-	67	32	-	32	35	-	35
Net Income (Loss)	$(879)	$679	$(200)	$(516)	$(575)	$(1,091)	$(363)	$1,254	$892

Revenues. Regional’s revenues for the nine months ended September 30, 2013 were $3.5 million compared with $4.1 million for the nine months ended September 30, 2012, a decrease of $0.6 million (14.6%). The decrease in revenues during the nine months ended September 30, 2013 was principally due to decreased terminal services revenues resulting from the two tank customers which did not have thru-put of product during the period April 2013 thru September 2013 and the reduction of terminal and hauling revenues due to the closure of the Johnson City, TN facility and the Storage Tank which was taken out of service in April 2012 and was not put back into service until November 2013. In addition, hauling revenues also declined during the nine months ended September 30, 2013 due to increased competition, the reduction in available drivers and the closure of certain customer facilities for maintenance. The aforementioned reduction in revenues was partially offset from the net increase in storage tank revenues during the nine months ended September 30, 2013 resulting from a storage tank fully utilized during the nine months ended September 30, 2013 although the same tank was idle throughout the nine months ended September 30, 2012.

Cost of Goods Sold. Regional’s cost of goods sold for the nine months ended September 30, 2013 were $2.9 million compared with $3.9 million for the nine months ended September 30, 2012, a decrease of $0.9 million (23.8%).  The cost of goods sold during the nine months ended September 30, 2012 included higher costs associated with the Asphalt Loss and maintenance of tractors and terminal assets over the nine months ended September 30, 2013. Costs of goods sold related to storage and terminal services did not increase despite the increase in related revenues as the storage and terminal business has mostly fixed costs to operate. The reduction in cost of goods sold was also attributable to the reduced hauling revenues during the nine months ended September 30, 2013 compared with September 30, 2012 partially offset from increased prices paid for fuel and the fixed cost portion of the newly entered Penske Truck Lease which was entered into in June 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for Regional during the nine months ended September 30, 2013 were $1.1 million compared with $0.8 million for the nine months ended September 30, 2012. The increase was the result of higher professional fees incurred in connection with the closing and subsequent financings under the Hopewell Loan, litigation costs and compliance costs, partially offset by reduction of penalties and interest as a result of the abatement of penalties during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.

The decrease in SG&A expenses for Central of $1.3 million during the nine months ended September 30, 2013 compared with the same period one year earlier was principally due to the reduction of tax penalties assessed as a result of the abatement of penalties totaling $1.1 million during the nine months ended September 30, 2013, decreased professional fees incurred at the Central and increased allocations of insurance related costs to Regional during the nine months ended September 30, 2013.

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

At the present time, the Partnership’s sole operating subsidiary is Regional. Cash flow from the Partnership’s current and future operating subsidiaries are intended to fund the various costs incurred by the General Partner in operating the Partnership (including the compliance costs associated with being a publicly-registered entity), acquisition costs (including costs associated with identifying and valuing acquisition targets, performing due diligence reviews and documenting a potential transaction) and other governance activities associated with a publicly-traded entity. At the time of the Sale, the General Partner anticipated the need for cash reserves sufficient to allow the Partnership to regain compliance with its delinquent tax and financial reporting requirements and to fund general overhead for a reasonable period of time while it identified and completed the acquisition of additional assets that would provide sufficient liquidity to fund its future operations and the ongoing overhead costs described above. Those funds were exhausted by September 2012. In connection with the GP Sale during October 2012, the General Partner raised additional funds which it believed were sufficient to cover general overhead for an additional six months with the intent of completing an acquisition within that time frame. Those funds were exhausted by June 2013. As described in the previous paragraph, the General Partner has not completed an acquisition of additional assets.

On July 19, 2013, a non-affiliated third party (“Third Party”) tendered a non-binding indication of interest to the General Partner to purchase newly issued membership interests in the General Partner (“Letter”). As an indication of the Third Party’s interest in the transaction and as consideration for a “stand-still agreement” with the General Partner whereby the General Partner agreed for a period of 45 days not to solicit, encourage, entertain or accept any proposal by another third party to acquire an interest in the General Partner and/or the Partnership (“Stand-Still Period”), the Third Party delivered $100,000 to the General Partner on July 19, 2013. The cash consideration is to be repaid to the Third Party in the event a transaction is not consummated. The cash consideration is secured by a second lien on the assets of Regional. The General Partner is obligated to repay the cash consideration to the Third Party within 30 days after discussions regarding a transaction have terminated. If the consideration has not been paid by the due date, interest will immediately begin to accrue at the rate of 15% per annum. Should the General Partner fail to pay the $100,000 together with all accrued and unpaid interest by December 31, 2013, the Third Party has the right to foreclose on the assets of Regional without notice to the General Partner.

On August 19, 2013, the General Partner entered into a non-binding Letter of Intent (“LOI”) with the Third Party outlining the terms and conditions by which the General Partner would issue new membership interests. The LOI is non-binding, except for certain provisions including confidentiality and provisions related to the payment of an additional $300,000 as consideration for extending the Stand-Still Period to the earlier to occur of the execution of a definitive purchase agreement or termination of the LOI. The LOI terminated on October 23, 2013. The parties are still negotiating for the completion of a transaction. The additional consideration is also secured by the second lien on the assets of Regional. Should a definitive purchase agreement not be executed and a transaction completed, the entire $400,000 (“Third Party Advance”) is due and payable to the Third Party on the same terms as set forth in the Letter.  As of September 30, 2013, the Third Party Advance has been exhausted. Any transaction ultimately agreed to between the parties is subject to the preparation, authorization, execution and delivery of a definitive purchase agreement, the approval of the definitive purchase agreement by all of the members of the General Partner (as required by its company agreement), the receipt of all material consents and approvals necessary to complete such transaction, and certain other requirements set forth in the LOI. There is no assurance that the General Partner and the Third Party will reach agreement on the terms necessary to complete the definitive purchase agreement or that the members of the General Partner will approve such agreement.

Due to the Partnership’s and the General Partner’s concerns over future liquidity, effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining sufficient funds needed to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Mr. Montgomery since September 2011 and the Chief Financial Officer since September 2011. In addition, the General Partner has not reimbursed Rover Technologies LLC since September 2011 for its share of the overhead costs. Management intends to resume compensation to the executive officers and satisfy outstanding expense reimbursements to the executive officers and/or their affiliates at such time as sufficient working capital is available to pay such expenses.

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, Regional is required to make interest payments only for the first nine months beginning April 20, 2013 and then 26 equal monthly payments of $56,000 (principal and interest) from the tenth month through the 35th month with a balloon payment of $1,612,000 due on March 19, 2016. Regional is also required to perform maintenance of its facilities and complete upgrades in accordance with terms of the New Asphalt Agreement. RVOP is required to pay $125,000 by December 10, 2013 in connection with the settlement of the TransMontaigne dispute. The Third Party Advance may be required to be repaid by December 31, 2013.

Regional’s projected revenues are not expected to be sufficient to meet the expected cash requirements for operations, including required maintenance and upgrades of the facilities, and the other payment obligations described above. Furthermore, Regional’s operational cash flows have been negatively impacted from declining hauling revenues. On March 31, 2013, Regional ceased operations at the Johnson City facility and management has not been successful in recapturing the lost hauling revenues from the Johnson City facility to date and recently made arrangements to return five of the New Tractors under the Lease Agreement. During the remainder of fiscal 2013, one contract which provides for the leasing of one of the Large Tanks is subject to expiration. Regional expects to be able to negotiate an extension to the existing contract under terms no less favorable than the existing terms. In order to further reduce operating costs, Regional has reduced the size of its administrative staff by laying off three workers.  Management of Regional continues to examine ways to further reduce costs associated with its hauling business given the reduced demand for its services. This could include the sale of a portion of its tanker trailers and/or the termination of the Penske Lease Agreement.

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

Although the use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is not expected to be available in the near term, any funding by Regional is restricted as a result of the debt covenants associated with the Hopewell Loan Agreement, the Third Party Advance and the agreement to subordinate the payment of all intercompany receivables and loans to the Hopewell Note. Currently, there is no cash available for distribution to the Partners. At September 30, 2013, the Partnership had unpaid third-party obligations totaling $5,200,000 and contingent liabilities. The Partnership also had intercompany obligations to the General Partner for cash advances of $1,955,000 at September 30, 2013.

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

Management believes that the future completion of any acquisition will require the use of then available Partnership resources, third-party debt and/or proceeds from the issuance of additional Common Units or new securities by the Partnership, or a combination thereof. Management does not expect that it will complete an acquisition before the second quarter of 2014. There is no assurance that management will be successful in completing an acquisition. If an acquisition is completed, management expects that the terms of any related financing will contain some form of restriction on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

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

Tax Liabilities

Federal Tax Liabilities – Regional

As of September 30, 2013, Regional has accrued $0 and $8,000 for federal income taxes and associated penalties and interest, respectively.

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

State Tax Liabilities - Regional

As of September 30, 2013, Regional has accrued $40,000 and $23,000 for Virginia state income taxes and sales and use taxes and associated penalties and interest, respectively. The Commonwealth of Virginia, Department of Taxation (“VDOT”) had previously notified Regional that approximately $62,000 and $63,000 of income tax, penalties and interest related to the tax periods ended October 2006 and July 2007, respectively, were outstanding (“2006 and 2007 Taxes”) and $42,000 of income tax, penalties and interest related to the tax year ended December 31, 2011 (“2011 Taxes”) were also outstanding. During June 2013, Regional made arrangements with the VDOT to pay the 2011 Taxes due in installments of $6,500 per month until such amounts have been fully paid. The VDOT had also included approximately $31,000 of sales taxes as part of this payment arrangement. During June 2013, Regional filed its 2012 Virginia state income tax return and filed forms to request a refund of $29,000 of state income taxes as a result of the carryback of losses incurred during the 2012 tax year which effectively eliminated the $29,000 of taxes associated with the 2011 Taxes. The VDOT has informed Regional that the payment amounts owed in connection with the 2011 Taxes will be offset by the refund request referred to above and associated penalties and interest will be removed. During September 2013, Regional received confirmation that the 2006 and 2007 Taxes were reduced to $40,000. Regional intends to have the amounts owed in connection with the 2006 and 2007 Taxes included in the payment arrangement for the 2011 Taxes. During the nine months ended September 30, 2013, Regional has recorded state income tax expense of $67,000.

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

During May 2013, the Partnership received a notice from the State of California Franchise Tax Board (“CAFTB”) that indicated the Partnership was liable for late filing penalties of approximately $316,000 (“CA Penalties”) in connection with the short tax year return (“Short Tax Year Return”) filed for the period January 1, 2011 through May 26, 2011 as a result of a technical termination that occurred under Section 708(b) of the Code. The Partnership had previously been granted an extension by the IRS to file the federal Short Year Tax Return to the time that the Partnership’s 2011 federal tax return would have been due had a technical termination not occurred. The Partnership filed a request with the CAFTB to have the penalties removed based on the similar hardship which the IRS had considered in granting the Partnership its extension for filing the federal Short Year Tax Return. During September 2013, the Partnership received confirmation from the CAFTB that the CA Penalties were removed.

Included in selling, general, administrative expenses and other during the nine months ended September 30, 2013, the Partnership has recorded a reduction of tax penalties of $1,119,000 in connection with the removal of the prior accrual of penalties associated with 2009 partnership federal tax return.

The Partnership had timely applied for an automatic extension to file its 2012 federal and state income tax returns and Schedule K-1’s and delivered the 2012 tax returns and Schedules K-1 to its Unitholders by the required extensions due date of September 15, 2013.

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

TransMontaigne Dispute

Rio Vista Operating Partnership L.P. (“RVOP”) is a subsidiary of the Partnership which held liquid petroleum gas assets located in southern Texas and northern Mexico contributed (“LPG Assets”) to it by Penn Octane Corporation upon formation of the Partnership. It sold all of the LPG Assets to TransMontaigne in two separate transactions. The first transaction included the sale of substantially all of its U.S. assets, including a terminal facility and refined products tank farm located in Brownsville, Texas and associated improvements, leases, easements, licenses and permits, an LPG sales agreement and its LPG inventory in August 2006. In a separate transaction, RVOP sold its remaining LPG Assets to affiliates of TransMontaigne, including Razorback L.L.C. (“Razorback”) and TMOC Corp., in December 2007. These assets included the U.S. portion of two pipelines from the Brownsville terminal to the U.S. border with Mexico, along with all associated rights-of-way and easements and all of the rights for indirect control of an entity owning a terminal site in Matamoros, Mexico. The Purchase and Sale Agreement dated December 26, 2007 (“Purchase and Sale Agreement”) between Razorback and RVOP provided for working capital adjustments and indemnification under certain circumstances.

In connection with previous demands for indemnification by Razorback received by RVOP under the Purchase and Sale Agreement, RVOP and certain of its affiliated parties (“Seller Affiliates”) and Razorback and certain of its affiliated parties (“Buyer Affiliates”) executed a Compromise Settlement Agreement and General Release (“Settlement Agreement”) effective as of October 14, 2013. Under the terms of the Settlement Agreement, not later than 60 days after the execution of the Settlement Agreement (December 9, 2013), RVOP or Seller’s Affiliates will pay the amount of $125,000 to Razorback in full satisfaction of all claims asserted by Razorback or Buyer Affiliates against RVOP or Seller Affiliates as of the date of the Settlement Agreement or any future claims that may be asserted by Razorback or any of the Buyer Affiliates against RVOP or any of the Seller’s Affiliates other than the claim asserted against Razorback by Cardenas Development Co. (“Cardenas Claim”). RVOP remains responsible for any Losses (as defined in the Settlement Agreement) resulting from the Cardenas Claim in an amount not to exceed $50,000 (“Contingent Payment”). In connection with the Settlement Agreement, each of the parties released each other from any other future claims that may arise as a result of the Purchase and Sale Agreement (except for the Contingent Payment). At September 30, 2013, RVOP had accrued a reserve of approximately $283,000 for potential future obligations in connection with the Purchase and Sale Agreement. During the fourth quarter 2013, RVOP will record a gain of $108,000 representing the reduction of RVOP’s maximum exposure under the Settlement Agreement of $175,000 and the amounts recorded.

SGR Energy LLC

On July 1, 2013, Regional filed suit in the United States District Court for the Eastern District of Virginia, “Regional Enterprises, Inc. v. SGR Energy, LLC, Civil Action No. 3:13v418” (“Litigation”) in connection with SGR Energy, LLC’s (“SGR”) failure to make the required payments due to Regional under the terms of a services agreement between the parties pursuant to which Regional stores and transports product (“Product”). In connection with the Litigation, Regional was seeking payment of all amounts owing under the services agreement including the costs associated with removal of the Product stored at Regional’s facilities and the cleanup of the facilities as provided for under the terms of the services agreement.

On August 16, 2013, SGR filed an answer and counterclaim to the Litigation (“Counterclaim”), which denied certain claims made by Regional in the Litigation and made counter claims against Regional including, breach of contract and tortious interference with contract. SGR was seeking actual and compensatory damages.

On August 20, 2013, Regional and SGR entered into a Settlement and Mutual Release agreement (“Settlement Agreement”). Under the terms of the Settlement Agreement, SGR agreed to make payments to Regional of all past due amounts in exchange for Regional agreeing to release the Product from storage.  SGR also agreed to place proceeds to be received from the sale of the Product in the amount of $290,000 (“Escrow Amount”) into an escrow account (“Escrow”) to be distributed by an escrow agent (“Escrow Agent”) in accordance with the Settlement Agreement.

The Escrow Amount was to be used to secure SGR’s obligation to clean and vacate the tank by October 1, 2013 and the payment of the minimum rents as prescribed under the services agreement, which provide for rents to continue until the time that SGR has satisfactorily completed the cleanup of the facilities and vacated the tank.  In connection with the Settlement Agreement, SGR and Regional agreed to dismiss the Litigation and Counterclaim without prejudice by agreed stipulation.  SGR did not make all of the payments required and did not clean and vacate the tank as prescribed under the Settlement Agreement and the Escrow Agent did not distribute the Escrow Amount to Regional as prescribed under the Settlement Agreement.

On October 15, 2013, Regional, SGR and the Escrow Agent entered into a final settlement and mutual release agreement (“Final Release”) whereby the parties agreed that Regional would receive $250,000 of the Escrow Amount and SGR would receive $40,000 of the Escrow Amount. In addition, Regional agreed to be responsible for cleaning the tank, although SGR agreed that it would accept responsibility as the generator of any wastes which were collected and disposed of in connection with  the cleaning of the facilities and the services agreement was terminated. Under the terms of the Final Release, all parties provided full releases to each other. The Escrow Amount received by Regional was sufficient to cover all the costs required to complete the cleaning of the tank, all amounts owing from SGR as of the date of the Final Release, and to pay the costs of litigation which Regional incurred in connection with the aforementioned litigation.

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

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, Regional is required to make interest payments only for the first nine months beginning April 20, 2013 and then 26 equal monthly payments of $56,000 (principal and interest) from the tenth month through the 35th month with a balloon payment of $1,612,000 due on March 19, 2016.

Per the Hopewell Loan Agreement, Regional is required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to Regional, declare the Hopewell Note immediately due and payable.

Should a definitive purchase agreement not be executed and a transaction completed pursuant to the LOI with the Third Party as described above, the Third Party Advance with all accrued and unpaid interest is due and payable by December 31, 2013 to the Third Party. Should the General Partner fail to pay the required amounts, the Third Party has the right to foreclose on the assets of Regional without notice to the General Partner or Hopewell.

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

As of December 31, 2012 and June 30, 2013, $434,000 and $73,000, respectively, of the net proceeds from the GP Sale, which totaled $507,000 (after the offset of $93,000 of prior advances from Messrs. Anbouba and Montgomery that were applied towards their purchase price amounts due in connection with the GP Sale) were used by the General Partner to fund working capital requirements of Central, including the payment of certain outstanding obligations.

In connection with the Third Party Advance (see above), $358,000 was used by the General Partner during the three months ended September 30, 2013 to fund working capital requirements of Central, including the payment of certain outstanding obligations.

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $2,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at September 1, 2013 is 1.64% per annum and such rate is adjusted monthly by the IRS under IRB 625. At September 30, 2013, the total amount owed to the General Partner by the Partnership, including accrued interest, was $1,955,000.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at September 30, 2013 is $4,046,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At September 30, 2013, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $1,914,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

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

Unpaid Compensation and Reimbursements

Due to the Partnership’s and the General Partner’s concerns over future liquidity, effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining sufficient funds needed to conduct its operations. On January 1, 2012, the Chief Financial Officer of the General Partner also ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership has also failed to reimburse expenses to Mr. Montgomery since September 2011 and the Chief Financial Officer since September 2011. Central has looked at several different financing scenarios to date, each involving the acquisition of additional assets, to meet its future capital needs. None of these acquisitions has been successfully completed. Management continues to seek acquisition opportunities for Central to expand its assets and generate additional cash from operations. It is anticipated that the payment of compensation and reimbursement of expenses to the General Partner’s executive officers will be reinstated once an acquisition transaction is completed.

Tank Storage and Terminal Services Agreements

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

On March 19, 2012, one of the storage tanks (“Storage Tank”) leased under the Amended Asphalt Agreement was discovered to have a leak. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. During the year ended December 31, 2012, Regional recorded a loss of $238,000 (“Asphalt Loss”) in connection with the leak, including the estimated amounts to repair the Storage Tank. Lost revenue with respect to the Storage Tank totaled approximately $200,000 in 2012 and $75,000 and $225,000 for the three months and nine months ended September 30, 2013. The repairs of the Storage Tank were completed and the tank became operational during November 2013. Regional’s insurance providers have notified Regional that the incident did not fall within insurance coverage limits.

On October 31, 2013, Regional and a new customer entered into an agreement with an effective date of December 1, 2013 (“New Asphalt Agreement”) which provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. In connection with the New Asphalt Agreement, Regional will be required to fund during the first nine months of the New Asphalt Agreement up to $465,000 for refurbishments of certain assets currently idle and modifications to the existing facilities to provide for greater efficiencies and extended logistical capabilities. The term of the New Asphalt Agreement is four years and automatically extends for additional 2-year periods unless either party provides 180 days written notice to cancel. During the term of the New Asphalt Agreement, Regional agrees to provide up to five storage tanks and certain related equipment, including rail siding, to the customer on an exclusive basis as well as access to Regional’s barge docking facility.

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (“Fuel Oil Agreement”). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. Pursuant to the agreement, as amended, Regional agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. Under the terms of the Terminal Agreement, the customer paid an annual tank rental plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the customer and Regional negotiated a new Fuel Oil Agreement whereby Regional was only required to provide two storage tanks through May 2009 and one storage tank through November 30, 2011, which was subsequently extended by the customer through November 30, 2013 in accordance with the terms of the Fuel Oil Agreement. In addition, under the newly negotiated Fuel Oil Agreement, the customer pays an annual tank rental plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation. The Fuel Oil Agreement expires on November 30, 2013. The parties are currently negotiating an extension to the Fuel Oil Agreement.

On September 27, 2007, Regional entered into a terminal agreement with a customer with an effective date of June 1, 2008 and an expiration date of May 30, 2013 (“Hydroxide Agreement”). The Hydroxide Agreement provided for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide. On May 21, 2013, the Hydroxide Agreement was extended to August 31, 2013. On July 11, 2013, the parties entered into a new terminal agreement effective June 28, 2013 and an expiration date of June 27, 2016, subject to being automatically renewed in one-year increments unless terminated upon 120 days advance written notice by either party (“New Hydroxide Agreement”). Under the terms of the New Hydroxide Agreement, either party may cancel the agreement at any time by providing 120 days advance written notice after the one year anniversary of the effective date. Pursuant to the New Hydroxide Agreement, Regional agrees to provide two storage tanks, certain related pipelines and equipment, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual fixed tank rental fee and variable fees based on excess of certain minimum levels of thru-put, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. Regional also contracts with this customer to provide other transportation and trans-loading services of specialty chemicals.

On March 1, 2012, Regional entered into a services agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments unless terminated upon 180 days advance written notice by either party (“SGR Agreement”). The SGR Agreement provided for the pricing, terms, and conditions under which Regional would provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 oil. Pursuant to the SGR Agreement, Regional provided one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer paid an annual tank rental amount, plus loading and unloading fees. As part of the lease, Regional insulated the tank and made other modifications to the tank and barge line. During October 2013, the SGR Agreement was terminated (see Note G – Legal Proceedings – SGR Energy LLC).

During January 1, 2013, Regional entered into a services agreement with a customer with an effective date of January 1, 2013 and a termination date of December 31, 2015 (“Asphalt Additive Agreement”). The customer has the sole discretion to extend the term of the Asphalt Additive Agreement prior to expiration for up to two successive one-year terms upon providing Regional 90 days advance written notice prior to expiration of the Asphalt Additive Agreement. The Asphalt Additive Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of an asphalt additive. Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount, plus loading and unloading fees.

During November 2013, Regional entered into a services agreement with a customer with an effective date of November 1, 2013 and a termination date of April 30, 2014 (“Second Asphalt Additive Agreement”). The Second Asphalt Additive Agreement automatically renews for 90 days unless either party provides 60 days written notice to terminate prior to expiration. The Second Asphalt Additive Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of an asphalt additive. Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount, plus loading and unloading fees. In connection with the Second Asphalt Additive Agreement, Regional has the right of first refusal to provide trucking services to the customer, provided Regional’s rates are competitive.

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

Private Placements

On November 17, 2010, the Partnership issued 12,724,019 Common Units to Central Energy, LP for $3,950,000 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane Corporation and Central Energy, LP. Central Energy, LP was obligated, under the terms of its limited partnership agreement, to distribute all of the Common Units of the Partnership which it acquired in the Sale to its limited partners, which it did on May 26, 2011. As a result, The Cushing MLP Opportunity Fund I L.P. holds 7,413,013 Common Units of the Partnership (46.1%) and Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (6.3%).

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

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the three months and nine months ended September 30, 2012 and 2013, Regional recorded allocable expenses of $36,000, $64,000, $224,000 and $177,000, respectively.

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

Realization of Assets

The unaudited consolidated balance sheets of Central have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. Central had a loss from operations for the year ended December 31, 2012 and the nine months ended September 30, 2013. During March 2013, the RZB Loan ($1,970,000 at December 31, 2012) was repaid with proceeds from the $2,500,000 of total advances received by Regional under the Hopewell Loan.

Central’s deficit in working capital, excluding the current amounts due under the Hopewell Loan, totaled $1,958,000 at September 30, 2013. If a definitive transaction with the Third Party is not completed, the General Partner is obligated to repay the Third Party Advance of $400,000, plus interest, by December 31, 2013 or the Third Party will have the right to foreclose on the assets of Regional without notice to the General Partner. In connection with the New Asphalt Agreement, Regional is required to fund up to $465,000 during the three to nine months for refurbishments and modifications to the facility. The Partnership and the General Partner have limited cash resources and are dependent on Regional to fund ongoing corporate expenses.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral for the Hopewell Loan, and therefore, Central is unable to obtain additional financing collateralized by those assets. Central believes that Regional will have sufficient working capital for its ongoing operations assuming (a) the expected increase in revenues from recent contracts entered into by Regional are realized, (b) the remaining expiring contract during 2013 at Regional is renewed without disruption in service and at terms no less favorable than the existing contract terms, (c) that Regional’s obligations to creditors are not accelerated, and (d) that Regional’s costs to operate do not increase. If the aforementioned conditions are not achieved, Regional’s working capital may not be adequate to meet current cash requirements and Regional will be unable to fund any amount of working capital to Central.

Central’s ability to raise capital is hindered by the existing pledge and therefore the ability to obtain additional capital over the cash generated from operations to make the Hopewell Note payments, for payment of income taxes, for expansion, capital improvements to existing assets, for working capital or otherwise is limited. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings. Management continues to seek acquisition opportunities for the Partnership to expand its assets and generate additional cash from operations. As described above, there is no assurance that Regional will have sufficient working capital to cover its ongoing cash requirements or any of the ongoing overhead expenses of the Partnership for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. If the Partnership does not have sufficient cash reserves, its ability to pursue additional acquisition transactions will be adversely impacted. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot be raised and cash flow is inadequate, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of (1) Regional to achieve operating results as currently projected, (2) Regional to pay its creditors as required, including the Hopewell Loan, (3) the General Partner completing the transaction contemplated under the LOI with the Third Party or if not completed, the ability to repay the Third Party Advance as required, (4) RVOP satisfactorily making the required payment in connection with the Settlement Agreement with TransMontaigne, (5) the Partnership continuing to receive waiver of salaries and expenses by the Partnership’s executive officers until sufficient working capital is received, (6) Regional’s ability to fund the capital improvements required under the New Asphalt Agreement, (7) Regional’s ability to obtain additional advances under the Hopewell Loan, and (8) the Partnership’s ability to receive additional distributions from Regional or future advances from the General Partner in amounts necessary to fund overhead until an acquisition transaction is completed by the Partnership.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our General Partner’s management, including our General Partner’s executive officer and its chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on its assessment and those criteria, management concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of September 30, 2013.

Internal Control Over Financial Reporting

Since mid-2009, our General Partners’ accounting department has consisted of only the chief financial officer, an assistant to the chief financial officer and Regional’s accountant. Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2013. The lack of sufficient personnel, the inability to complete an acquisition since 2008 and the continued financial difficulties encountered by Central was and continues to be the major reason that Central has been unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information and now continues to be an ongoing risk of maintaining compliance in the near future.

During the years ended 2011 and 2012 and the period ended September 30, 2013, the General Partner’s new accounting department was comprised only of the chief financial officer while it sought to identify an acquisition opportunity that might include an accounting function to bolster the General Partner’s and Regional’s accounting capabilities. This has not occurred. As a result, the lack of sufficient personnel continues to be an issue with respect to establishing the desired internal control over financial reporting and accounting. The General Partner does not expect to be able to take the steps necessary to improve its internal control over financial reporting during the remainder of 2013 given its current financial condition absent the acquisition of a company with the necessary accounting functions and personnel to resolve its dilemma. During June 2012 through December 2012, Regional’s controller was required to take several medical leave of absences and ultimately resigned during April 2013. Regional’s assistant controller who was recently hired in January 2013, has assumed the accounting role. During the three months ended September 30, 2013, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.3
Agreement and Plan of Merger, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., Regional Enterprises, Inc. (also known as Regional Enterprises, Inc.); the shareholders; and W. Gary Farrar, Jr. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

2.4
Articles of Merger of Regional Enterprises, Inc. and Regional Enterprises, Inc., dated July 27 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

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

Exhibit No.
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

4.5
Registration Rights Agreement dated as of August 1, 2011 by and among Central Energy Partners LP and the limited partners of Central Energy, LP. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and filed on August 15, 2011, SEC File No. 000-50394.)

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

10.26
Consulting Agreement, dated November 1, 2006, by and among Penn Octane Corporation And Rio Vista Energy Partners L.P. and Ricardo Canney. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.27
Consulting Agreement, dated July 2, 2007, by and between Rio Vista Energy Partners, L.P. and CEOcast, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.28
Employment and Non-Competition Agreement, dated July 27, 2007, by and between Regional Enterprises, Inc. and W. Gary Farrar, III. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.29
Escrow Agreement, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., W. Gary Farrar, Jr., and First Capital Bank. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.30
Loan Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P., and RZB Finance LLC (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.31
Guaranty and Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.
10.32
Guaranty and Agreement, dated July 26, 2007, by and between Penn Octane Corporation, and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.33
Guaranty and Agreement, dated July 26, 2007, by and between Rio Vista Operating Partnership L.P. and RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.34
$5,000,000 Promissory Note, dated July 26, 2007, issued by Rio Vista Energy Partners L.P. to RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.35
General Security Agreement, dated July 26, 2007, by and between RZB Finance LLC and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.36
Pledge Agreement, dated July 26, 2007, by and between: Rio Vista Energy Partners L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.37
First Amendment to Line Letter, dated July 26, 2007, by and between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.38
Debt Assumption Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P. and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.39
$5,000,000 Debt Assumption Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.40
$2,500,000 Promissory Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.41
Environmental Indemnity Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.42
Reaffirmation of Security Agreements, dated July 26, 2007, by and among Rio Vista Energy Partners L.P., Penn Octane Corporation Rio Vista Operating Partnership L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

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

10.71
The press release of Rio Vista Energy Partners L.P. dated November 14, 2009, announcing the delay in filing the September 30, 2009 quarterly financial statements on Form 10-Q. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 17, 2009, SEC File No. 000-50394.)

10.72
The press release of Rio Vista Energy Partners L.P. dated November 14, 2009, announcing its receipt of the NASDAQ Determination Letter which denied Rio Vista’s plan for regaining compliance with NASDAQ Marketplace Rule 5250(c)(1). (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on October 2, 2009, SEC File No. 000-50394.)

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

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

November 14, 2013		By:	/s/ Imad K. Anbouba
Imad K. Anbouba
Chief Executive Officer and President

November 14, 2013		By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Executive Vice-President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

