Form 10-K
period 2013-12-31
CENTRAL ENERGY PARTNERS LP
filed 2014-03-31
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2013

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________ to ________

Commission File No. 000-50394

CENTRAL ENERGY PARTNERS LP

(Exact Name of Issuer as specified in its charter)

Delaware	20-0153267
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer File No.)

4809 Cole Avenue, Suite 108, Dallas, Texas	75205
(Address of Principal Executive Offices)	(Zip Code)

(214) 526-9700

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Units

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☑ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K  (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☑ No

The aggregate market value of the voting Common Units held by non-affiliates of the Partnership at March 6, 2014 (for this purpose, all outstanding Common Units of the Partnership minus all Common Units held by the officers, directors and known holders of 10% or more of the Common Units), based on the closing price for the Partnership’s voting Common Units on OTC Pink on June 28, 2013, was $244,427.

The number of Common Units outstanding on March 6, 2014 was 19,066,482.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements	ii

Available Information	ii

Glossary of Terms	iii

Part I

1 and 2. Business and Properties	1

1A. Risk Factors	20

1B. Unresolved Staff Comments	43

3. Legal Proceedings	43

4. Mine Safety Disclosures	45

Part II

5. Market for Partnership’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	46

6. Selected Financial Data	47

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

7A. Quantitative and Qualitative Disclosures About Market Risks	62

8. Financial Statements and Supplementary Data	63

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107

9A. Controls and Procedures	107

9B. Other Information	108

Part III

10. Directors, Executive Officers and Corporate Governance	109

11. Executive Compensation	117

12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	120

13. Certain Relationships and Related Transactions, and Director Independence	123

14. Principal Accountant Fees and Services	127

Part IV

15. Exhibits and Financial Statement Schedules	128

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

“Affiliate” means a person that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, a specified person. The term “control” (including the terms controlling, controlled by and under common control with) means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract, or otherwise.

“Board” means the Board of Directors of Central Energy GP LLC, the General Partner of the Partnership.

“Central” means Central Energy Partners LP, a Delaware limited partnership and its subsidiaries.

“CEGP” means CEGP Acquisition, LLC, the entity which owns a controlling 55% in the General Partner, a newly-formed Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III.

“Code” means the Internal Revenue Code of 1986, as amended from time to time.

“Common Units” means those limited partner interests issued by the Partnership as prescribed in the Partnership Agreement.

“Cushing Fund” means the Cushing MLP Opportunity Fund L.P., a Delaware limited partnership.

“Denman” means John L. Denman, Jr., a controlling person of CEGP and the Chief Executive Officer and President of the General Partner.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“CEGP Investment” means the transaction dated November 26, 2013, which consisted of the sale of 3,000,000 newly-issued Common Units of the Partnership, the issuance of Performance Warrants and the sale of newly-issued membership interests representing a 55% interest in the General Partner to CEGP for $2,750,000.

“General Partner” means Central Energy GP LLC, a Delaware limited liability company, formerly known as Rio Vista GP LLC.

“GP Agreement” means the Third Amended and Restated Limited Liability Company Agreement of the General Partner dated November 26, 2013, which replaced in its entirety the Second Amended and Restated Limited Liability Company Agreement of the General Partner dated April 12, 2011.

“GP Interests” means the issued and outstanding membership interests in the General Partner.

“Graves” means G. Thomas Graves III, a controlling person of CEGP and the Chairman of the Board of Directors of CEGP.

“Hopewell” means Hopewell Investment Partners LLC.

“Hopewell Loan” means that certain loan made by Hopewell to Regional on March 20, 2013, of up to $2.5 million.

“Hopewell Loan Agreement” means that certain loan agreement dated March 20, 2013, as amended, by and between Regional and Hopewell, and the collateral loan documents evidencing the Hopewell Loan.

“Hopewell Note” means the promissory note by and between Regional, as Borrower, and Hopewell, as Lender, issued in connection with the Hopewell Loan Agreement.

“IRS” means the United States Internal Revenue Service.

“Limited Partners” means those natural persons or entities holding Common Units of the Partnership.

iii

“National Securities Exchange” means a recognized national securities exchange that offers the Partnership an exemption from the registration requirements of state securities laws with respect to the Common Units.

“NGLs” means natural gas liquids.

“Partners” means the General Partner and all Limited Partners.

“Partnership” means Central Energy Partners LP.

“Partnership Agreement” means the Third Amended and Restated Agreement of Limited Partnership dated November 26, 2013, which replaced in its entirety the Second Amended and Restated Agreement of Limited Partnership dated April 12, 2011, as amended on March 28, 2012.

“Performance Warrants” refers to the warrants granted in connection with the CEGP Investment to JLD Services, Ltd. and Graves providing each with the right, but not the obligation, to acquire up to 1,500,000 Common Units at a price of $0.093478, in the event the Partnership successfully completes one or more asset acquisition transactions, approved by the Board of the General Partner, with an aggregate gross purchase price of at least $20 million within 12 months after November 26, 2014.

“Regional” means Regional Enterprises, Inc., a Virginia corporation and wholly-owned subsidiary of the Partnership.

“Registration Rights Agreement” means that certain Registration Rights Agreement dated effective April 1, 2011, as amended and restated on November 26, 2013.

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

“Warrant Purchasers” refers to the holders of the Performance Warrants granted in connection with the CEGP Investment to JLD Services, Ltd. and Graves.

iv

PART I

Items 1 and 2. Business and Properties.

General

Central Energy Partners LP (“Partnership”) is a publicly-traded Delaware limited partnership. We currently provide liquid bulk storage, trans-loading and transportation services for hazardous chemicals and petroleum products through our wholly-owned subsidiary, Regional Enterprises, Inc. (“Regional”). Our strategy going forward continues to be organic growth at Regional (to the extent of available free cash) and to acquire midstream assets, which include gas gathering and transmission systems, compression, treating and processing facilities, fractionation facilities, and transportation capabilities. The Partnership’s Common Units are listed for trading on the OTC Pink (formerly known as Pink OTC Markets, Inc.) under the symbol “ENGY”. Our principal executive offices are located at 4809 Cole Avenue, Suite 108, Dallas, Texas 75205, and our telephone number is (214) 526-9700. Our website is located at www.centralenergylp.com.

Recent Developments

CEGP Investment

On November 26, 2013 (“Closing”), the Partnership, the General Partner and CEGP Acquisition, LLC (“CEGP”) executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents (“Other Transaction Documents”) all for an aggregate purchase price of $2,750,000 (“Purchase Price”). The PSA and Other Transaction Documents provided for (1) the sale of a 55% interest in the General Partner to CEGP through the purchase of newly issued membership interests of the General Partner by CEGP, and the issuance of 3,000,000 Common Units to CEGP, (2) the issuance of performance warrants that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after closing (“Performance Warrants”), (3) amending and restating the Registration Rights Agreement, (4) amending and restating the GP Agreement, and (5) amending and restating the Partnership Agreement. At the Closing, net proceeds of $2,350,000 (“Net Proceeds”) were delivered to the General Partner and the Partnership (the Purchase Price less credits for prior payments of $400,000 made to the General Partner in connection with stand-still agreements in place until the execution of the PSA) (“Stand-Still Payments”). Of the total Purchase Price, the amount of $280,434 was allocated to the price paid for the 3,000,000 Common Units. CEGP paid $240,434 to the Partnership at Closing from the Net Proceeds, with the $40,000 balance of the purchase price for the 3,000,000 Common Units being a portion of the Stand-Still Payments. The remaining amount of the Purchase Price, or $2,469,566, was allocated to the value of the 55% Membership Interest of the General Partner, represented by 136,888.89 Units issued to CEGP, and $2,109,566 was paid to the General Partner at Closing from the Net Proceeds with the balance of $360,000 being the attributed portion of the Stand-Still Payments.

With the completion of the CEGP Investment, CEGP now holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.7% of the issued and outstanding Common Units of the Partnership. Prior to execution of the PSA, Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing Fund controlled the General Partner and had controlling authority over the Partnership. CEGP is a newly-formed Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III. Upon completion of the CEGP Investment, Mr. Denman replaced Mr. Anbouba as CEO and President of the General Partner and Mr. Graves was appointed as the Chairman of the Board replacing Mr. Jerry V. Swank. JLD Services, Ltd., a company controlled by Messrs. Denman and Graves, and Mr. Graves were each granted a Performance Warrant which when combined with the Common Units acquired by CEGP in connection with the CEGP Investment would represent 27.1% of the issued and outstanding Common Units of the Partnership.

Amendments to the GP Agreement

In connection with the CEGP Investment, the GP Agreement was amended to incorporate certain amendments, including: (1) changing Section 3.2 to better memorialize the activities that will need to take place to provide the pre-emptive rights for Members of the General Partner; (2) inserting certain changes to the constitution of and appointment of persons to the Board of Directors; (3) eliminating references to the Buy-Sell Agreement among Messrs. Anbouba and Montgomery and Cushing MLP Opportunity Fund, LP (formerly The Cushing MLP Opportunity Fund I, LP) (the “Cushing Fund”), which was cancelled at the Closing; (4) amending Section 6.13 of the GP Agreement to remove the right of the Members to vote on any borrowing by the General Partner; (5) revising the percentage vote of Members required to amend any provision of the GP Agreement or restate the GP Agreement from a unanimous vote to those Members holding 80% of the issued and outstanding membership interests of the General Partner; (6) changing the definitions section of the GP Agreement consistent with changes in the text of the agreement; and (7) including the concept of unitizing the Membership Interests.

In addition, the right of first refusal set forth in Section 3.6 of the GP Agreement was amended so that the General Partner has the first right to purchase any Membership Interests offered by a Member for sale to a third party. The reason for this change was to provide the General Partner, if it has the funds to do so, the opportunity to buy the offered Membership Interest and cancel it; the result being the same as if the Members had purchased such Membership Interest pro rata. This amendment reduces the risk of Members having to purchase the Membership Interest of a selling Member in order to maintain their pro rata ownership position in the General Partner.

Under the terms of the GP Agreement, CEGP, as the “Majority Member” of the General Partner, has the right to appoint five (5) persons to serve as directors of the General Partner, including not less than two (2) persons who qualify as “independent” under the rules and regulations of the SEC. Each of Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing Fund, as the “Appointing Minority Members”, have the right to appoint one (1) person to serve as a director of the General Partner. In addition, the Appointing Minority Members collectively have the right to appoint one (1) person to serve as a director from time to time, which person qualifies as “independent” under the rules and regulations of the SEC. Each person appointed to serve as a director serves at the pleasure of the appointing member or members of the General Partner or until he or she earlier resigns as a director. Each director can be removed, with or without cause, by the appointing member or members. This method of appointing directors can only be changed by amending the GP Agreement, which requires the approval of members holding 80% of the issued and outstanding membership interests of the General Partner.

Amendments to the Partnership Agreement

In connection with the CEGP Investment, certain amendments to the Partnership Agreement were approved by more than a majority of the limited partners of the Partnership on November 20, 2013 in accordance with the provisions of Article XIII of the Partnership Agreement. These amendments include: (1) incorporating the provisions of the First Amendment to the Partnership Agreement adopted by those limited partners holding more than a majority of the Common Units of the Partnership on March 28, 2012, previously reported in the Partnership’s Form 10-K for the year ended December 31, 2011; and (2) changing the amount to be paid per Common Unit per fiscal quarter of the Partnership as a “First Target Distribution” – from $0.292 to $0.288 per Common Unit, and “Second Target Distribution” – from $0.362 to $0.313 per Common Unit, and a “Third Target Distribution” from $0.462 to $0.375 per Common Unit. These changes were made to bring the Partnership in line with current market prices for target distributions.

Based on the Partnership’s historical cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011 until an undetermined future quarter to be established by the Board of the General Partner. At the present time, the limited partners of Central Energy, LP and the limited partners of CEGP hold 82.5% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

Amendments to the Registration Rights Agreement

Effective August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement provides the limited partners of Central Energy, LP with shelf registration rights and piggyback registration rights, with certain restrictions, for the Common Units held by them (the “Registrable Securities”). The Partnership was required to file a “shelf registration statement” covering the Registrable Securities as soon as practicable after April 15, 2012, and maintain the shelf registration statement as “effective” with respect to the Registrable Securities from the date such registration statement becomes effective until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed.

In connection with the CEGP Investment, CEGP and each of the Warrant Purchasers were added as a Holder of Registrable Securities to the Registration Rights Agreement. In order to include CEGP and the Warrant Purchasers as parties to the Registration Rights Agreement, the parties agreed to amend and restate the Registration Rights Agreement in its entirety. The Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) was approved by more than the needed majority of the parties to the agreement on November 20, 2013, and Registration Rights Agreement became effective upon its execution by all parties on November 26, 2013. The major changes incorporated into the Registration Rights Agreement include the following:

a.	The holders of Registrable Securities were redefined to include CEGP, each Warrant Purchaser and the members of the General Partner holding Common Units.

b.	The holders were granted two demand registration rights, with certain restrictions, and piggyback registration rights with respect to Common Units held by each of them.

c.	The Partnership is required to file a shelf registration statement with the SEC on behalf of the Holders within 180 days after it becomes eligible to use Form S-3 and maintain as effective such shelf registration statement with respect to the Registrable Securities until the earlier to occur of: (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement; (2) there are no Registrable Securities outstanding; or (3) three years from the date on which the shelf registration statement was first filed. At the present time the Partnership is not eligible to file a registration statement using Form S-3 since its market capitalization does not meet the threshold established by the SEC.

d.	The demand registration rights permit the holders of at least 3,000,000 of the Registrable Securities to demand that the Partnership file a registration statement to register such holders’ Registrable Securities and those of all other holders who elect to sell Registrable Securities, subject to certain conditions including the right of the Partnership to postpone a demand registration in the event that such demand would (i) materially interfere with a significant acquisition, merger, consolidation or reorganization involving the Partnership, (ii) require the premature disclosure of material information regarding the Registrant, or (iii) render the Partnership unable to comply with requirements of the Securities Act or the Exchange Act of 1934 and the rules and regulations promulgated thereunder. The piggyback registration rights permit a holder to elect to participate in an underwritten offering of the Partnership’s Common Units or other registrable securities. The amount of Registrable Securities that the holders can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

The following chart summarizes our organizational structure at March 15, 2014:

Operations

The Partnership’s only operations are conducted through Regional. The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 18 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Assets and Operations” below for additional information regarding Regional’s business.

Management continues to focus on the future growth of Central’s assets, and related cash generation, through acquisitions. Our primary business objectives are to achieve stable cash flows and to again make quarterly cash distributions to the Limited Partners. Our plan is to pursue accretive acquisitions of oil and gas assets that can expand our operations. Our acquisition activity is focused on gas transportation and services assets, such as dedicated pipelines and related assets, and natural gas liquids. The Partnership does not intend to acquire producing oil and gas properties, but in some cases they may be a part of the assets associated with a dedicated pipeline. Our acquisitions will be made through subsidiaries of the Partnership created to acquire identified entities or assets. We will use available resources of Central, proceeds from the issuance by Partnership Common Units or new securities, or any combination thereof, and/or third-party debt to fund such acquisitions. It intends to accomplish these objectives by executing the following strategies.

•	Focus on the Midstream Business. The Partnership intends to remain focused on opportunities to provide fee-based logistics services without engaging in the trading of refined products and the risk associated with fluctuating commodity prices.

•	Pursue Organic Growth Opportunities. Management intends to evaluate investment opportunities to expand Regional’s existing asset base where client demand warrants such investment and working capital is available to support any identified initiative. In addition, it will seek to enhance the profitability of its existing assets by improving operating efficiencies and increasing utilization of existing assets.

•	Growth Through Strategic Acquisitions. The completion of accretive acquisitions of midstream assets will expand our geographic presence and diversify our business offering. Management believes that the near-term market for acquisition and organic growth opportunities will be favorable based on several key drivers, including:

•	Energy companies continuing to rationalize their asset portfolios to strengthen their balance sheets;

•	Pursuit of non-traditional hydrocarbon plays in remote locations causing the need for infrastructure improvements and expansion to move more of our nation’s energy resources to large metropolitan areas in coastal locations;

•	The need for new or refurbished dehydration, gathering, treating and processing equipment and facilities for purification of newly gathered gas reserves; and

•	The discovery of significant oil and gas reserves using new technologies, such as horizontal fracking, leading to the need for new transportation assets in order to capture and redirect these new supplies.

During 2012 and 2013, the General Partner identified a number of potential acquisition opportunities and made indicative offers to purchase several different midstream assets and entered into significant negotiations for the purchase of certain such assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each case, management of the General Partner believed that the successful bids exceeded the value of the assets. Management prefers to evaluate opportunities without a competitive bidding process; however, such opportunities are more difficult to identify. Management is continuing to pursue and evaluate acquisition opportunities, but there is no assurance that they will be successful in consummating any of these opportunities.

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

The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 18 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional operated a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots until March 31, 2013. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

For the year ended December 31, 2013, Regional’s revenues were divided as set forth below. All dollar amounts are in thousands.

Quarters For Year ended 2013									Year ended
	March 31		June 30		September 30		December 31		December 31, 2013
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$778	59%	$579	52%	$499	48%	$521	41%	$2,362	50%
Storage	441	34%	442	39%	446	43%	488	38%	1,817	38%
Terminal	98	7%	87	8%	95	9%	248	19%	541	11%
Other	--	0%	11	1%	2	0%	27	2%	30	1%
Total	$1,317	100%	$1,119	100%	$1,042	100%	$1,284	100%	$4,750	100%

Hauling

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

At December 31, 2013, Regional had a fleet of 15 leased tractors, 5 owned tractors and 36 tanker units dedicated to its transportation services. The majority of the tanker units are constructed of stainless steel, with 11 being rubber or chlorobutyl lined, which enables them to carry the toughest corrosives. The tanker fleet also includes four aluminum-constructed petroleum tankers with vapor recovery systems. Management believes that this extensive inventory of tankers enables Regional to service the majority of its customers’ needs. Major maintenance and repairs and tanker inspections have been outsourced.

Effective January 18, 2012, Regional entered into a Vehicle Maintenance Agreement (“Maintenance Agreement”) with Penske Truck Leasing Co., L. P. (“Penske”) for the maintenance of its owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, tire replacement, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the agreement is 36 months. Regional is obligated to maintain liability insurance coverage on all vehicles naming Penske as a co-insured and indemnify Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement. Regional, in certain instances, continues to perform minor maintenance to its owned tractor and tanker fleet.

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for the purpose of leasing 20 new Volvo tractors (“Leased Tractors”) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the Leased Tractors to Penske (“Lease Agreement”). Under the terms of the Lease Agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each Leased Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the Leased Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the Leased Tractors by Regional. In connection with the delivery of the Leased Tractors, Regional sold its remaining owned tractor fleet, except for several owned tractor units which were retained to be used for terminal site logistics.

The term of the Lease Agreement is for seven years. The Leased Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the Leased Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the Leased Tractors based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five Leased Tractors as provided in the Lease Agreement due to a decline in Regional’s transportation business. As a result of this partial termination, Regional now leases 15 tractors pursuant to the Lease Agreement. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

The Lease Agreement can be terminated by Penske upon an “event of default” by Regional. An event of default includes (i) failure by Regional to pay timely any lease charges when due or maintain insurance coverage as required by the Lease Agreement, (ii) any representation or warranty of Regional is incorrect in any material respect, (iii) Regional fails to remedy any non-performance under the agreement within five (5) days of written notice from Penske, (iv) Regional or any guarantor of its obligations becomes insolvent, makes a bulk transfer or other transfer of all or substantially all of its assets or makes an assignment for the benefit of creditors or (v) Regional files for bankruptcy protection or any other proceeding providing for the relief of debtors. Penske may institute legal action to enforce the Lease Agreement or, with or without terminating the Lease Agreement, take immediate possession of the Leased Tractors wherever located or, upon five (5) days written notice to Regional, either require Regional to purchase any or all of the Leased Tractors or make the “alternative payment” described below. In addition, Regional is obligated to pay all lease charges for all such Leased Tractors accrued and owing through the date of the notice from Penske as described above. Penske’s ability to require Regional to purchase the Leased Tractors or make the “alternative payment” would place a substantial financial burden on Regional.

The Lease Agreement can also be terminated by either party upon 120 days written notice to the other party as to any Leased Tractor subject to the agreement on any annual anniversary of such tractor’s in-service date. Upon termination of the Lease Agreement by either party, Regional shall, at Penske’s option, either acquire the Leased Tractor that is the subject of the notice at the non-depreciated value of such tractor, or pay Penske the “alternative payment.” The “alternative payment” is defined in the Lease Agreement as the difference, if any, between the fair market value of the Leased Tractor and such tractor’s “depreciated Schedule A value” ($738 per month commencing on the in-service date of such tractor). If the Lease Agreement is terminated by Penske and Regional is not then in default under any term of the Lease Agreement, Regional is not obligated to either acquire the Leased Tractor that is the subject of the termination or pay Penske the “alternative payment” as described above.

Storage

Regional’s Hopewell facility has a total of 15 tanks, six of which have capacities in excess of one million gallons (“Large Tanks”). As of December 31, 2013, 12 tanks were contracted by customers, including all of the Large Tanks. Two of the tanks currently under contract are not being utilized subject to Regional completing necessary repairs and upgrades in connection with the New Asphalt Agreement. Two tanks are being used by Regional to store truck and boiler fuel. The 12 tanks contracted by customers as of December 31, 2013 have a combined storage capacity of approximately 10.2 million gallons and the two tanks being utilized by the company have a capacity of 10,702 gallons each. All of the tanks are constructed of carbon steel, some insulated and bare, and some with internal walls lined and unlined. Several tanks and all of the associated piping are equipped with heat via either heat transfer fluid (hot oil) or steam. At December 31, 2013, Regional’s provided for the storage of the following products under existing contracts: asphalt, asphalt additives, sodium hydroxide, and No. 2 oil. Regional also stored sodium hydroxide, sodium bisulfate, sulfuric acid and crude tall oil in tank cars at its rail siding.

During 2013, one of the Large Tanks was relined. During 2013, two of the smaller tanks were repaired, upgraded and put into service.

During fiscal 2014, three contracts which provide for the leasing of several of the Large Tanks may be terminated in accordance with the terms of the respective agreements. Regional expects to be able to negotiate extensions to the existing contracts and/or obtain new contracts with current and/or new customers under terms no less favorable than the existing contracts.

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

On March 19, 2012, one of the storage tanks leased under the Amended Asphalt Agreement was discovered to have a leak. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. During the year ended December 31, 2012 and December 31, 2013, Regional recorded losses of approximately $238,000 and $75,000, respectively (“Asphalt Loss”) in connection with the leak. Lost revenue with respect to the Storage Tank totaled approximately $200,000 and $250,000 during the years ended December 31, 2012 and 2013, respectively. The repairs of the Storage Tank were completed and the tank became operational during November 2013. Regional’s insurance providers have notified Regional that the incident did not fall within insurance coverage limits.

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (“Fuel Oil Agreement”). The Fuel Oil Agreement provided for the pricing, terms and conditions under which Regional provided terminal facilities and services to the customers for the delivery of fuel oil. Pursuant to the Fuel Oil Agreement, Regional agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. Under the terms of the Fuel Oil Agreement, the customer paid an annual tank rental plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the customer and Regional negotiated a new Fuel Oil Agreement whereby Regional was only required to provide two storage tanks through May 2009 and one storage tank through November 30, 2011, which was subsequently extended through February 28, 2014. In addition, under the new Fuel Oil Agreement, the customer paid an annual tank rental plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation.

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

On March 1, 2012, Regional entered into a services agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments unless terminated upon 180 days advance written notice by either party (“SGR Agreement”). The SGR Agreement provided for the pricing, terms, and conditions under which Regional would provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 oil. Pursuant to the SGR Agreement, Regional provided one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer paid an annual tank rental amount, plus loading and unloading fees. As part of the lease, Regional insulated the tank and made other modifications to the tank and barge line. During October 2013, the SGR Agreement was terminated. Please see Item 3 – Legal Proceedings – SGR Energy LLC for additional information regarding the termination of the SGR Agreement.

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

On October 31, 2013, Regional and a new customer entered into an agreement (“New Asphalt Agreement”) with a commencement date of December 1, 2013 or the date that Regional completes certain rail upgrades as more fully described in the New Asphalt Agreement, whichever was later. The New Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. In connection with the New Asphalt Agreement, Regional will be required to fund during the first nine months of the New Asphalt Agreement up to $465,000 for refurbishments of certain assets currently idle and modifications to the existing facilities to provide for greater efficiencies and extended logistical capabilities. The term of the New Asphalt Agreement is four years from the commencement date and automatically extends for additional 2-year periods unless either party provides 180 days written notice to cancel. During the term of the New Asphalt Agreement, Regional agrees to provide up to five storage tanks and certain related equipment, including rail siding, to the customer on an exclusive basis as well as access to Regional’s barge docking facility. The New Asphalt Agreement commenced on January 1, 2014.

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

Port Facility

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

Trans-loading

Regional currently provides trans-loading services utilizing its rail sidings, off-loading facilities and truck racks located in Hopewell, Virginia, to transfer products from ships, barges, railcars and storage tanks to tanker trucks. Regional owns the siding tracks and has 18 railcar slots at its Hopewell facility, with Norfolk Southern conducting switching operations. The siding tracks and railcar slots are accessed through an open-access switch owned by the City of Hopewell and served by Norfolk Southern and CSX. While many of the railcar slots are not exclusively held by customers, the ability of Regional to accept additional rail cars are limited based on the railcar slot availability at Regional at the time and the flexibility that existing customers are willing to provide. Regional has agreed to make 18 rail car slots available to its customers pursuant to contracts in effect at December 31, 2013. As described below, Regional is currently planning to upgrade its rail facilities to accommodate an additional 5 railcars.

Prior to March 31, 2013, Regional maintained a trans-loading facility in Johnson City, Tennessee, where it leased siding tracks and six railcar slots. Switching operations for the Johnson City facility were provided by East Tennessee Railway, which services tracks over which both the CSX and Norfolk Southern railroads operate. Regional stored sulfuric acid in tank cars positioned at the six railcar slots in Johnson City. These bulk liquids were transferred from the railcar siding to trucks by the use of a mobile truck rack. Regional ceased operations at the Johnson City facility on March 31, 2013, as a result of the decision by Regional’s sole customer for the Johnson City site not to renew its agreement (which expired on March 31, 2013) as a result of the shut-down of a nearby processing plant for which that customer was supplying product out of the Johnson City site. Regional deployed the Regional owned equipment from the Johnson City site to the Hopewell facility once operations ceased.

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

Upgrades

In connection with the New Asphalt Agreement described above under “Storage”, Regional is required to complete upgrades at the Hopewell location (“Asphalt Upgrades”), subject to the Regional Upgrade Commitment amount (see below) as follows; (a) expand its rail car loading/unloading capabilities to provide for the loading and/or unloading of up to 10 railcars in a single switch within a 24 hour period, (b) provide for the ability of the hot oil heater and steam boiler to operate on natural gas, (c) refurbish and place into service two smaller idle tanks, and (d) upgrade its terminal automation system to provide the ability to control and monitor the loading of asphalt and additive to desired amounts. Under the terms of the New Asphalt Agreement, Regional has agreed to fund up to $465,000 (“Regional Upgrade Commitment”) during fiscal 2014 in connection with the Asphalt Upgrades. Per the terms of the New Asphalt Agreement, the parties have agreed that in the event the total amount of the Asphalt Upgrades exceed the Regional Upgrade Commitment, then the parties shall negotiate to (a) determine if any of the Asphalt Upgrades should be modified or (b) the parties shall reach a mutually satisfactory arrangement for the assumption of any additional funding commitments by either party. Currently, Regional estimates that the Regional Upgrade Commitment is insufficient to complete all of the Asphalt Upgrades and the parties have begun discussing a satisfactory resolution of the matter.

Future Expansion

In connection with the New Asphalt Agreement, Regional has taken steps towards expanding its capabilities and services and improving the costs to operate at its Hopewell location. In addition, Regional has sought opportunities to open future satellite operations similar the Johnson City facility operation which was closed in March 2013, in cooperation with potential customers seeking new or alternative trans-loading facilities near their end-customers. There is approximately 2.25 acres of undeveloped acreage at Regional’s Hopewell facility which could be used to accommodate construction of up to an additional 4.2 million gallons of storage capacity. The company is in continuous dialogue with its existing and potential customers about expansion opportunities and the financial viability of a number of proposals. Regional’s does not currently have the capital resources to pursue any of these opportunities should they arise absent funding from a customer or other source.

Property

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

Customers

Regional’s customers lease storage space for hazardous chemicals and petroleum products and/or utilize the company’s transportation and trans-loading services. The company has long-term contracts with a number of customers. Please see “Tank Storage and Terminal Services Agreements” for details regarding the long-term contracts of Regional. The company’s transportation and trans-loading services are completed within one week of the customer order and are billed upon completion.

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

For the fiscal year ended December 31, 2013, Suffolk Sales, SGR Energy LLC, and MeadWestvaco Specialty Chemicals, Inc., accounted for approximately 22%, 16% and 15% of Regional’s revenues, respectively, and approximately 33%, 0% and 13% of Regional’s accounts receivable, respectively. Noble Oil Services, Inc., accounted for 3% of Regional's revenues and 18% of Regional's accounts receivables.

A substantial part of Regional’s revenues and profits come from a few customers. In 2013, 41% of Regional’s revenues were from three customers: Suffolk Sales, SGR Energy LLC and MeadWestvaco Specialty Chemicals, Inc. As of January 1, 2014, five customers contracted for eleven of Regional storage tanks, and one of those customers has contracted for five of those tanks.

Regional obtained four new tank rental customers and lost two tank rental customers during calendar year 2013. In addition, two tank customers extended the lease contracts which were to expire during 2013 into 2014 and later. During fiscal 2014, four contracts which provide for the leasing of several of the Large Tanks are subject to expiration. Regional expects to be able to negotiate extensions to the existing contracts and/or obtain new contracts with current and/or new customers under terms no less favorable than the existing contracts. Regional expects that the ongoing improvements being performed at the Hopewell facility, including improved operating costs and expanded product logistic capabilities, will enable Regional to attract additional potential customers for its storage facilities and provide the ability to increase overall revenues.

Competition

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

Insurance

Terminals, storage tanks and similar facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. In addition, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. Regional maintains insurance policies to cover losses incurred as a result of its transportation and trans-loading activities, pollution liability and business interruption, as well as workers compensation, property, boiler and equipment, and personal injury coverage. However, such insurance does not cover every potential risk associated with its operations, and we cannot ensure that such insurance will be adequate to protect Regional’s assets, customers and employees from all material expenses related to potential future claims for personal and property damaged, or that these levels of insurance will be available in the future at commercially reasonable prices. All of the companies which provide coverage to Regional are rated “A-” or better by A. M. Best Company; however, there can be no assurance that insurance companies providing coverage to Regional will not become insolvent. The Company has been able to obtain what it believes to be adequate insurance coverage for 2014 and is not aware of any matters which would significantly impair its ability to obtain adequate insurance coverage at market rates for its operations in the foreseeable future.

Safety and Security

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

Regional is subject to the Compliance, Safety and Accountability (“CSA”) program of the Federal Motor Carrier Safety Administration, which was fully implemented in 2010 to enforce the current motor carrier safety regulations of the United States Department of Transportation (“DOT”). CSA replaces the DOT’s prior safety measurement, Safestat, in an effort to improve the safety of commercial vehicles through proactive prevention to ultimately reduce crashes, injuries and fatalities. The components of CSA include the measurement of motor carriers and drivers in seven behavior analysis and safety improvement categories, as well as evaluation and intervention programs. Based on the published carrier scores for the first five categories of measurement updated in March 2014, Regional continued to demonstrate a better than average safety reputation, scoring well below the alert thresholds in all basic scoring categories. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines or penalties. Enforcement of CSA may lead to a decline in available drivers and trucking companies. This industry safety dynamic could provide an opportunity for qualified carriers to gain market share.

Regional employs a full-time, hands-on, safety manager who is in the field insuring that our programs and training are being upheld to the highest standards. Based on a February 27, 2014 report, the company’s “out-of-service” rates, which are a part of the CSA scoring system, for vehicle inspections, driver inspections and hazardous materials are 7.1%, 5.9% and 0%, respectively, compared to national averages of 20.7%, 5.5% and 4.5%, respectively. During the years ended December 31, 2012 and 2013, Regional had only one reportable OSHA incident resulting in 21 days of lost work time. To date, the company has had no reportable incidents in 2014.

Employees

As of December 31, 2013, Regional had a total of 26 full and part-time employees, consisting of 10 drivers, 7 terminal operators, one mechanic and 8 office staff. During 2013, our driver utilization rate was 85%. Regional’s driver turn-over rate is 36% at the present time as compared to an industry average of 50%. None of the Company’s employees are members of any labor union, and there has been no effort to organize Company employees in either 2012 or 2013.

Tax Structure

Regional’s assets and operations are conducted within a C-Corp for federal income tax purposes. The Partnership believes that a portion of Regional’s income could be considered as “qualified income” as defined under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). Regional believes that income derived from the storage of Asphalt, Asphalt Additives and No. 2 Oil would constitute “qualifying income.” The Partnership is exploring options regarding the reorganization of some or all of its Regional assets into a more efficient tax structure to take advantage of the tax savings that could result from the “qualified income” being generated at the Partnership level rather than at the Regional level. The Partnership will evaluate the potential alternatives to determine the most efficient tax structure and operational feasibility of such proposed changes before determining whether any of Regional’s assets will be reorganized to the Partnership. Please see Note J to the Partnership’s Audited Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of the impact of the Partnership not having “qualified income.”

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

Environmental compliance is conducted by Regional personnel and outsourced to organizations that have specific certifications and equipment as appropriate. Regional has not been notified of any deficiencies in its environmental practices which have not been remedied to the satisfaction of the responsible regulatory agency. The company had no environmental spills during 2012. In 2012, the company had a spill associated with the leakage from an asphalt storage tank, which has been completely remediated in connection with the repairs to such tank. For the years ended December 31, 2012 and 2013, Regional did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. Management is not aware of any environmental issues or claims that will require material capital expenditures during 2014 or that will otherwise have a material impact on our financial position or results of operations.

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

Properties

The Partnership does not own any property other than Regional’s Hopewell facility. It reimburses the General Partner for office space utilized by executive officers of the General Partner. Presently, Katy Resources LLC, an affiliate of G. Thomas Graves III, Chairman of the Board of the General Partner, provides the office space utilized as the Partnership’s corporate office location and which is the primary location for certain individuals that are performing services on behalf of the Partnership, including Messrs. Denman and Graves. Rover Technologies LLC, an affiliate of Mr. Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, provides office space for Mr. Bothwell in Manhattan Beach, California, where Mr. Bothwell resides.

Partnership Employees

The Partnership has no employees. At December 31, 2013, Regional employed personnel in connection with the operation of its businesses as described under the caption “Operations – Regional Enterprises – Employees” above. The business of the Partnership is managed by the General Partner. The General Partner employs all persons, other than the employees of the Partnership’s operating subsidiaries, including executive officers, necessary for the operation of the Partnership’s business. The General Partner currently has four employees.

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

Risks Related to Our Internal Controls

We have identified various material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated, and we cannot assure you that other material weaknesses will not be identified in the future.

As a result of the circumstances giving rise to weaknesses in our accounting practices and personnel as discussed in “Item 9A. Controls and Procedures” below, the Audit Committee of our General Partner, and the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that, as of December 31, 2013, we had material weaknesses in our internal controls over financial reporting. As a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In addition, management believes that Central continues to have material weaknesses in its internal control over financial reporting subsequent to December 31, 2013. Please see “Item 9A. Controls and Procedures” for a detailed discussion of the material weaknesses as of December 31, 2013, and material weaknesses as of subsequent periods. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future or that such weaknesses will be remediated in the near term. If any material weaknesses result in material misstatements in our financial statements, we may be required to restate those financial statements and, could cause investors to lose confidence in our reported financial information, leading to a decline in the price of the Common Units.

We cannot assure you that the Common Units will be re-listed, or that once re-listed, they will remain listed.

As a result of our filing of the periodic report for the quarter ended March 31, 2009 with the SEC without the financial statements included in the report being reviewed by an independent accounting firm, our failure to file our periodic reports for the quarters ended June 30, 2009 and December 31, 2009 with the SEC, and our inability to meet several of the listing requirements of NASDAQ (including the market value of our Common Units, Partners’ equity and minimum bid price for our Common Units), the Partnership was unable to comply with the listing standards of NASDAQ and its Common Units were suspended from trading and formally de-listed effective March 1, 2010. As a result, our Common Units are currently listed for trading on OTC Pink. At the present time, we do not meet the requirements necessary for listing the Common Units with a National Securities Exchange. We intend to re-list the Common Units with a National Securities Exchange that offers the Partnership an exemption from registration of the Common Units under state securities laws as soon as we meet the necessary qualification requirements. We do not anticipate meeting these requirements in the near future, and there can be no assurance that we will ever meet the necessary qualification requirements.

Our over-the-counter market listing with OTC Pink, OTC Markets Group, Inc., or any National Securities Exchange in the future, is dependent on our ability to comply timely with our SEC reporting obligations in the future, as well as meeting the listing requirements of those organizations. If we cannot maintain compliance with these requirements, then the price of our Common Units will likely be adversely affected and there may be a decrease in the liquidity of our Common Units.

The circumstances which gave rise to the previous delay in filing the required periodic reports with the SEC continue to create the risk of litigation against the Partnership and the General Partner, which could be expensive and could damage our business.

No class actions or shareholder derivative lawsuits relating to the Partnership’s previous delayed filings with the SEC for the calendar years ended December 31, 2009 and 2010, have been brought against the Partnership, the General Partner, the executive officers or directors of the General Partner or any Affiliate to date. However, companies that have failed to timely file reports as required by law face a greater risk of litigation or other actions, and there can be no assurance that such a suit or action relating to each filing delay will not be initiated against the Partnership, the General Partner or our current or former officers, managers, directors or other personnel in the future. Any such litigation or action may be time consuming and expensive, and may distract management from the conduct of our business. Any such litigation or action could have a material adverse effect on our business, financial condition and results of operations and may expose us to costly indemnification obligations to current or former officers, managers, directors, or other personnel, regardless of the outcome of such matter.

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

Based on the Partnership’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011, until an undetermined future quarter to be established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP and the limited partners of CEGP collectively hold 82.5% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

In addition to eliminating the obligation to make payments of any unpaid minimum quarterly distributions until an undetermined future date to be established by the Board of the General Partner, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The Partnership’s current cash flow will not support the minimum quarterly distribution of $0.25 per Common Unit as set forth in the Partnership Agreement. As a result, management anticipates adjusting the current minimum quarterly distribution in connection with its next acquisition to more accurately reflect the cash flows of the Partnership and the additional Common Units or other securities issued in connection with such acquisition. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

The price for petroleum and petrochemical products the resulting supply patterns of such products, and the need for our storage and transportation assets, are very volatile. A change in prices could cause a decline in our cash flow from operations by impacting the sale of the petroleum and petrochemical products which we store and distribute.

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

A substantial part of Regional’s revenues and profits come from a few customers. For example, 41% of Regional’s revenues in 2013 were from three customers: Suffolk Sales, SGR Energy LLC and MeadWestvaco Specialty Chemicals, Inc. As of January 1, 2014, five customers contract for the 11 Regional tanks which were under contract and one of those customers has contracted for five of those tanks.

In addition, during fiscal 2014, four contracts which provide for the leasing of several of the Large Tanks are subject to expiration. The failure to quickly identify a new customer for vacant tanks and/or the loss of any one of Regional’s existing customers without replacement business quickly identified under terms no less favorable than the existing contracts could have a material adverse effect on the revenue, profit and overall business of the company.

If the Partnership is unable to make acquisitions on economically acceptable terms from third parties, its future growth will be limited and any acquisitions which it makes may reduce, rather than increase, its cash flows and ability to make distributions to Unitholders.

A significant portion of the Partnership’s strategy to grow its business and increase distributions to Unitholders is dependent on management’s ability to make acquisitions that result in an increase in cash flow and are accretive to projected distribution levels. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to Unitholders. If we are unable to make acquisitions, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms, or we are outbid by competitors, our future growth and ability to increase distributions will be significantly impacted. As an example, during 2012 and 2013, the General Partner identified a number of potential acquisition opportunities and made indicative offers to purchase several different midstream assets and entered into significant negotiations for the purchase of certain of those assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. Furthermore, even if we do consummate acquisitions that we believe will be accretive in nature, they may in fact result in a decrease in cash flow in early years due to the obligation to retire acquisition financing. Any acquisition involves potential risks, including, among other things:

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

Due to the Partnership owning only one operating entity, any adverse developments in its industry or its limited operating area would have a significantly greater impact on results of operations and possible distributions to Unitholders.

Currently, the Partnership’s only operating entity is Regional. Its business is solely focused on the transportation and storage of hazardous chemicals and petroleum products for distribution to markets in the east central United States. The greatest part of Regional’s operations is conducted within a 150-mile radius of its principal facility in southeastern Virginia. Due to the lack of diversification in assets and the location of those assets, any adverse development in the business of Regional or within its geographic market area would have a significantly greater impact on the Partnership’s results of operations and any cash available for distribution to its Unitholders than if we maintained more diverse businesses and locations.

The Partnership operates in a highly competitive industry and may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenue to allow us to make distributions to our Unitholders.

The provision of services to the petroleum and petrochemical industry is intensely competitive and securing equipment and trained personnel is challenging. Central competes with other companies that have greater resources. Many of the Central’s competitors are major and large diversified energy and logistics companies, and possess and employ financial, technical and personnel resources substantially greater than ours. Those companies are able to operate on a much more diversified geographic area and take advantage of synergies associated with size and improved purchasing power, potentially resulting in lower pricing for storage, transportation and other services. In addition, there is substantial competition for investment capital in the industry. These larger companies may have a greater ability to continue expansion of their operations during periods of low demand for petroleum and petrochemical products and to absorb the burden of present and future federal, state, local and other laws and regulations. Central’s inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

Central’s future debt levels and contingent obligations may limit our flexibility to obtain additional financing and pursue other business opportunities and may affect our ability to make future distributions.

As of December 31, 2013, the Partnership had approximately $2.5 million of debt resulting from the Hopewell Loan Agreement. In addition, Regional is obligated under the Penske Lease Agreement to make monthly lease payments for the Leased Tractors and funding commitments in connection with the New Asphalt Agreement of $465,000. The Hopewell Loan Agreement is secured by all of the assets of Regional and a pledge of Regional’s common stock to Hopewell by the Partnership. If the Penske Lease Agreement is terminated as a result of a default by Regional, Regional could be required to purchase the Leased Tractors at their fair market value or make the “alternative payment”, each which would place a substantial financial burden on Regional. Lastly, the Partnership may be obligated to pay the remaining 2012 IRS Penalties of $142,000 if its appeal is unsuccessful. These provisions and the pledge of substantially all of the Partnership’s assets will limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes without significant future growth. In the event we are able to secure additional debt in the future, it could have important consequences to us, including:

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

On March 19, 2012, one of Regional’s storage tanks that stored asphalt was discovered to have a leak. During April 2012, after removal of the existing product from the storage tank, the storage tank was taken out of service. During the year ended December 31, 2012 and December 31, 2013, Regional recorded losses of approximately $238,000 and $75,000, respectively in connection with the leak. Lost revenue with respect to the storage tank totaled approximately $200,000 and $250,000 during the years ended December 31, 2012 and 2013, respectively. The repairs of the storage tank were completed and the tank became operational during November 2013. Regional’s insurance providers have notified Regional that the incident did not fall within insurance coverage limits.

In addition, during the recent 2013-2014 winter season, the Hopewell, Virginia area experienced significant winter weather, including snow, ice and rainstorms, all of which contributed to delays and temporary shut-down of services.

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

Regional stores hazardous products on behalf of its customers and is at risk for the costs associated with the clean-up of the facilities used, including removal and disposal of excess product and all resulting waste, sludge and wash-water generated from the cleaning process.

All of Regional’s storage contracts include provisions that upon termination of the contract, the customer is responsible for the clean-up of the storage tank and associated facilities utilized, including removal and disposal of excess product and all resulting waste, sludge and wash-water generated from the cleaning process. Regional does not hold title to any of the products stored by its customers. If a customer were to terminate its storage contract without cleaning the tank, Regional would be responsible to perform the clean-up. Depending on the nature of the product stored, the amount of product left in the storage tank, the existing marketability of the product, and/or the financial condition of the customer, Regional could be exposed to significant financial risks associated with performing the clean-up as a result of the following:

-	If there is product remaining in the tank in excess of “residual” amounts, Regional may be required to get court approval prior to removing the product (dispose and/or sell), which may cause a significant delay. In addition, there may be difficulty in selling and/or disposing of the product, particularly “off-spec” products and/or products containing hazardous waste characteristics.

-	The costs for cleaning a tank are more costly depending on the product stored. In addition, the costs to transport the product to a potential buyer and/or disposal site may be in excess of the market value of the product. If the product is to be disposed, there is a cost of disposal based on the overall quantity being disposed of and the level of hazardous components contained in the product. The actual costs of cleaning a tank which contains hazardous components are generally more costly to complete.

-	Customers which are not willing or able to perform the required cleaning of the tank are likely to be experiencing financial difficulties and any judgment which may ultimately be determined in Regional’s favor may be uncollectible.

-	Regional may be responsible for funding the clean-up costs prior to any financial reimbursement, if any. Regional may not have the available funds at the time. In addition to the costs described above, Regional could be exposed to additional financial losses resulting from:

o	delays in obtaining legal judgments to provide ability to sell and/or dispose of product;

o	delays in Regional selling and/or disposing of product due to lack of marketability; and/or

o	lost revenues associated with the period of time before Regional is able to lease the tank to a new customer.

-	Depending on the circumstances, the disposal of significant quantities of hazardous wastes could impact the classification of Regional’s terminal operations by the Virginia Department of Environmental Quality.

An example of the type of liability that can result from the circumstances discussed above includes Regional’s dispute with SGR Energy LLC. See “Item 3. Legal Proceedings – SGR Energy LLC” for additional details regarding the issues faced by the company.

Regional depends heavily on the availability of fuel for its trucks. Fuel shortages, increases in fuel costs and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on Regional’s operating results.

The transportation industry is dependent upon the availability of adequate fuel supplies and the price for those supplies. Regional has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop or prices increase significantly. Fuel prices have fluctuated significantly in recent years. For example, the average annual price per gallon that Regional paid for fuel in 2011, 2012 and 2013 was $3.86, $4.02 and $3.64, respectively. The average cost of diesel fuel has increased to $3.72 per gallon for the first two months of 2014. All of Regional’s customers, except one, have built in fuel surcharges as part of the overall rate to offset the volatility of fuel prices. Regional’s sole customer which is not charged a fuel surcharge has contracted a fixed rate which is to be reviewed periodically to reflect changes in overall rates and operating costs of Regional. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. Regional’s customers are also being impacted by fluctuating fuel costs, which could impact their supply patterns in a way that is adverse to Regional’s operations, cash flow and profits. If Regional continues to increase fuel surcharges to its customers, such customers may seek less expensive alternatives. As a result, Regional may be forced to reduce its surcharges which will adversely affect its transportation business and revenues.

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

Regional depends heavily on the availability of fuel oil for heating required at its Hopewell terminal. Fuel shortages, increases in fuel costs and the impact of such costs or ability to obtain sufficient fuel supplies could have a material adverse effect on Regional’s operating results.

Some of the products which Regional handles at its Hopewell terminal are required to be heated. Heating requirements are generally higher during the winter months. As a result, some storage tanks and railcar and truck loading and unloading apparatus are designed to receive heat via steam and/or hot oil. Regional’s hot oil heater and steam boiler both operate on fuel oil. In certain instances, Regional utilizes heat to perform other routine facility maintenance and services. For those customers that are not charged for their allocable share of heat related costs, Regional is impacted by higher energy prices which will adversely affect its business and revenues. For those customers which are allocated fuel costs, those customers are impacted by fluctuating fuel costs, which could impact their supply patterns in a way that is adverse to Regional’s operations, cash flow and profits, and they may seek less expensive alternatives. As a result, Regional may be forced to reduce the impact of its fuel charges to retain customers which will adversely affect its business and revenues.

In connection with the New Asphalt Agreement, Regional has taken steps towards expanding its capabilities and services and improving the operating costs at its Hopewell location. As part of the planned upgrades, Regional is planning to provide for the ability of the hot oil heater and steam boiler to operate on natural gas, which would significantly reduce fuel costs to Regional and its customers as well as Regional’s dependency on a single source of fuel for its hot oil heater and steam boiler.

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

As an example, Regional was forced to close its Johnson City facility on March 31, 2013, as a result of the decision by Regional’s sole customer for the Johnson City site not to renew its agreement (which expired on March 31, 2013) as a result of the shut-down of a nearby processing plant for which that customer was supplying product out of the Johnson City site. As a result, Regional’s revenues for 2013 were reduced.

In addition, during the recent 2013-2014 winter season, the Hopewell, Virginia area experienced significant winter weather, including snow, ice and rainstorms, all of which contributed to delays and temporary shut-down of services.

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

The estimate of “available cash,” as defined in the Partnership Agreement, is necessary for the Partnership to make a distribution to all Common Units at the target minimum distribution rate of $0.25 per Common Unit per calendar quarter (or $1.00 per Common Unit per year) and is based on our management’s calculations. This amount is based on assumptions about capital expenditures, expenses, borrowings, the number of issued and outstanding Common Units and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. The Partnership’s actual results have differed materially from those set forth in our initial estimates, and, as a result, the Partnership has been unable to make the quarterly distribution to holders of Common Units since the quarter ended June 30, 2008.

We do not have sufficient cash flow from operations to make quarterly distributions on Common Units to our Unitholders, and the General Partner has deferred the date on which Common Unit Arrearages will be paid to an undetermined future quarter to be established by the Board of the General Partner.

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

In addition, the actual amount of cash that the Partnership will have available for distribution will depend on other factors, some of which are beyond management’s control, including:

•	the actual cash flow generated from operations;

•	the level of our capital expenditures;

•	our ability to make borrowings under revolving credit facilities, if any, to make distributions;

•	limitations on Regional’s ability to make distributions to the Partnership under the Hopewell Loan Agreement, as discussed under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	sources of cash used to fund acquisitions;

•	debt service requirements and restrictions on distributions contained in the Hopewell Loan Agreement, the Penske Lease Agreement and any future debt agreements;

•	interest payments;

•	fluctuations in working capital needs;

•	general and administrative expenses, including expenses incurred as a result of being a public company;

•	timing and collectability of receivables; and

•	the amount of cash reserves established by the General Partner for the proper conduct of our business.

The Partnership has not made distributions to its Unitholders or the General Partner since August 18, 2008 for the quarter ended June 30, 2008. The Partnership currently does not have sufficient available cash to resume making the minimum quarterly distribution of $0.25 per Common Unit or any other amount to its Partners. Similarly, the Partnership does not foresee the ability to make distributions of $0.25 per Common Unit or any other amount to its Partners. Currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $0.6 million at February 28, 2014) are intended to be used to fund the Partnership’s ongoing working capital requirements, including necessary funding of working capital for Regional. Regional’s operating cash flow is limited to cash available from Regional’s operations. The use of Regional’s available cash from operations is restricted as a result of the payments required on the Hopewell Note and the Penske Lease Agreement, funding of required upgrades to its facilities, funding of other working capital deficits and the required ongoing maintenance of its facilities. Furthermore, if an acquisition is completed, management expects that the terms of any related financing will contain some form of restriction on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on the Partnership’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011, until an undetermined future quarter to be established by the Board of the General Partner. At the present time, the limited partners of Central Energy, LP and the limited partners of CEGP collectively hold 82.5% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

The General Partner anticipates revising the minimum quarterly distribution amount and the target distribution levels payable to Unitholders.

The General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. Central’s net cash flow will not support the minimum quarterly distribution of $0.25 as set forth in the Partnership Agreement. As a result, management anticipates adjusting the current minimum quarterly distribution in connection with its next acquisition to more accurately reflect the cash flows of the Partnership and the additional Common Units or other securities issued by the Partnership to finance the acquisition. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

Officers of the General Partner manage all of Central’s business and operations. Failure of such officers to devote sufficient attention to the management and operation of Central’s business may adversely affect financial results and the ability to make distributions to Unitholders.

The executive officers of the General Partner are responsible for managing all of Central’s business and operations. The Partnership does not maintain key person life insurance policies on any personnel. The General Partner has arrangements relating to compensation and benefits with certain of its executive officers through employment contracts. Since the closing of the CEGP Investment, Messrs. Denman, Graves and Weir have agreed to forego receipt of any compensation as a result of concerns over the Partnership’s and the General Partner’s available cash resources. In addition, during December 2013, the Chief Financial Officer of the General Partner agreed to have a portion of his annual salary paid on each anniversary date of his employment agreement. Should the General Partner not be able to obtain sufficient working capital to commence payment of salaries, the likelihood of a change in executive personnel of the General Partner is enhanced. The loss of the services of any of these individuals could have a material adverse effect on its business and the Partnership’s ability to make distributions to Unitholders.

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

Unlike the holders of common stock in a corporation, Unitholders have only limited voting rights on matters affecting the Partnership’s business and, therefore, limited ability to influence management’s decisions regarding its business. Unitholders will not appoint the General Partner or members of its Board of Directors. The Board of Directors of our General Partner are chosen by its members. Furthermore, if the Unitholders are dissatisfied with the performance of the General Partner, they will have little ability to remove the General Partner. As a result of these limitations, the price at which the Common Units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

The Partnership Agreement restricts Unitholders’ voting rights by providing that any Common Units held by a person, entity or group that owns 20% or more of any class of Common Units then outstanding, other than our General Partner, its affiliates, their transferees and persons who acquired such Common Units with the prior approval of the Board of our General Partner, cannot vote on any matter, subject to waiver of such restriction by the General Partner in its sole discretion. The Partnership Agreement also contains provisions limiting the ability of Unitholders to call meetings or to acquire information about Partnership operations, other than the information specified in the Partnership Agreement, as well as other provisions limiting Unitholders’ ability to influence the manner or direction of management.

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

The Partnership has been assessed penalties by the Internal Revenue Service for failure to file timely its 2012 tax return and the failure to file electronically its 2012 tax return.

During November 2013, the Partnership received a notice from the IRS that indicated the Partnership was liable for penalties (“2012 IRS Penalties”) of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”) and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically. During January 2014, the Partnership submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, the Partnership received written notice from the IRS that the appeal of the late filing penalty was approved and the appeal of the failure to file the 2012 Tax Return electronically was denied. The Partnership believes that there existed reasonable cause for the Partnership’s failure to file the 2012 Tax Return electronically and as a result the Partnership intends to appeal the decision to deny. There can be no assurance that the Partnership’s request for relief from the remaining 2012 IRS Penalties will be approved by the IRS or that the Partnership will have adequate financial resources to pay the remaining 2012 IRS Penalties.

The Partnership is required to deliver Schedules K-1 for the 2013 Tax Year to its Unitholders by April 15, 2014, unless the Partnership applies for an automatic extension to September 15, 2014, which it intends to do. However, there is no certainty that the Schedules K-1 for the 2013 Tax Year will be completed and delivered timely to Unitholders by the Partnership if there is a lack of operating capital.

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

In connection with previous demands for indemnification by Razorback received by RVOP under the Purchase and Sale Agreement, RVOP and certain of its affiliated parties (“Seller Affiliates”) and Razorback and certain of its affiliated parties (“Buyer Affiliates”) executed a Compromise Settlement Agreement and General Release (“Settlement Agreement”) effective as of October 14, 2013. Under the terms of the Settlement Agreement, the Seller Affiliates paid $125,000 to Razorback in full satisfaction of all claims asserted by Razorback or Buyer Affiliates against RVOP or Seller Affiliates as of the date of the Settlement Agreement or any future claims that may be asserted by Razorback or any of the Buyer Affiliates against RVOP or any of the Seller’s Affiliates other than the claim asserted against Razorback by Cardenas Development Co. (“Cardenas Claim”). RVOP remains responsible for any Losses (as defined in the Settlement Agreement) resulting from the Cardenas Claim in an amount not to exceed $50,000 (“Contingent Payment”). In connection with the Settlement Agreement, each of the parties released each other from any other future claims that may arise as a result of the Purchase and Sale Agreement (except for the Contingent Payment). For the year ended December 31, 2013, RVOP has recorded other income of approximately $108,000 representing the reduction of accrued reserve amounts to reflect RVOP’s maximum remaining exposure under the Settlement Agreement of $50,000.

SGR Energy LLC

On July 1, 2013, Regional filed suit in the United States District Court for the Eastern District of Virginia, “Regional Enterprises, Inc. v. SGR Energy, LLC, Civil Action No. 3:13v418” (“Litigation”) in connection with SGR Energy, LLC’s (“SGR”) failure to make the required payments due to Regional under the terms of a services agreement between the parties pursuant to which Regional stores and transports product for SGR. In connection with the Litigation, Regional was seeking payment of all amounts owing under the services agreement including the costs associated with removal of the product stored at Regional’s facilities on behalf of SGR and the cleanup of the facilities as provided for under the terms of the services agreement.

On August 16, 2013, SGR filed an answer and counterclaim to the Litigation (“Counterclaim”), which denied certain claims made by Regional in the Litigation and made counter claims against Regional including, breach of contract and tortious interference with contract. SGR was seeking actual and compensatory damages.

On August 20, 2013, Regional and SGR entered into a Settlement and Mutual Release agreement (“Settlement Agreement”). Under the terms of the Settlement Agreement, SGR agreed to make payments to Regional of all past due amounts in exchange for Regional agreeing to release the product from storage. SGR also agreed to place proceeds to be received from the sale of the product in the amount of $290,000 (“Escrow Amount”) into an escrow account to be distributed by an escrow agent (“Escrow Agent”) in accordance with the Settlement Agreement.

The Escrow Amount was to be used to secure SGR’s obligation to clean and vacate the tank by October 1, 2013, and the payment of the minimum rents as prescribed under the services agreement, which provide for rents to continue until the time that SGR has satisfactorily completed the cleanup of the facilities and vacated the tank. In connection with the Settlement Agreement, SGR and Regional agreed to dismiss the Litigation and Counterclaim without prejudice by agreed stipulation. SGR did not make all of the payments required and did not clean and vacate the tank as prescribed under the Settlement Agreement, and the Escrow Agent did not distribute the Escrow Amount to Regional as prescribed under the Settlement Agreement.

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

Other

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

PART II

Item 5. Market for Partnership’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Common Units

The Common Units representing a Unitholder’s interest in the Partnership began trading on the NASDAQ National Market under the symbol “RVEP” on October 1, 2004. Effective March 1, 2010, the Common Units were removed from listing on NASDAQ as a result of the Partnership’s failure to file timely the reports required by federal securities laws and meet the listing requirements of NASDAQ, including the market value of our Common Units, Partners’ equity and the minimum bid price for our Common Units. As a result, our Common Units are listed to trade on OTC Pink.

On December 28, 2010, the Partnership began operating under the name “Central Energy Partners LP.” On March 30, 2011, the Partnership was notified by FINRA that its Common Units would trade under a new ticker symbol – “ENGY” – commencing with the opening of the trading markets on March 31, 2011. The new ticker symbol better reflects the Partnership’s focus on the energy business, rather than the actual name under which it conducts its business.

The following table sets forth the reported high “ask” and low “bid” quotations of the Common Units for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	LOW	HIGH
The year ended December 31, 2013:
First Quarter	$0.03	$0.14
Second Quarter	$0.04	$0.14
Third Quarter	$0.04	$0.14
Fourth Quarter	$0.06	$0.28

	LOW	HIGH
The year ended December 31, 2012:
First Quarter	$0.18	$0.29
Second Quarter	$0.09	$0.25
Third Quarter	$0.06	$0.15
Fourth Quarter	$0.04	$0.21

On March 6, 2014, the closing bid price of the Common Units as reported on OTC Pink was $0.09 per Common Unit. On March 6, 2014, the Partnership had 19,066,482 Common Units outstanding and approximately 252 holders of record of the Common Units.

Distributions

The Partnership has not made distributions to its Unitholders or the General Partner since August 18, 2008 for the quarter ended June 30, 2008. The Partnership currently does not have sufficient available cash to resume making the minimum quarterly distribution of $0.25 per Common Unit or any other amount to its Partners. Similarly, the Partnership does not foresee the ability to make distributions of $0.25 per Common Unit or any other amount to its Partners. Currently the General Partner’s limited cash reserves are expected to be used towards funding the Partnership’s expenses, and Regional’s operating cash flow is limited to cash available from Regional’s operations. The use of Regional’s available cash from operations is restricted as a result of the payments required on the Hopewell Note and the Penske Lease Agreement, funding of required upgrades to its facilities, funding of other working capital deficits and the required ongoing maintenance of its facilities. Furthermore, the use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is restricted as a result of the debt covenants associated with the Hopewell Loan Agreement, and the agreement to subordinate the payment of all intercompany receivables and loans to the Hopewell Note. As a result, after Partnership expenses, there is no cash available for distribution to the Partners. Furthermore, the General Partner anticipates that any financing of its next acquisition will include some form of limitation on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations.

Based on the Partnership’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011, until an undetermined future quarter to be established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP and the limited partners of CEGP collectively hold 82.5% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

In addition to eliminating the obligation to make payments of any unpaid minimum quarterly distributions until an undetermined future date to be established by its Board of Directors, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. Central’s net cash flow will not support the minimum quarterly distribution of $0.25 as set forth in the Partnership Agreement. As a result, management anticipates adjusting the current minimum quarterly distribution in connection with its next acquisition to more accurately reflect the cash flows of Central and the additional Common Units or other securities issued by the Partnership in connection with such acquisition. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Partnership’s liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Partnership and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2013) refer to the Partnership’s fiscal year ending December 31.

Current Assets and Operations

Regional Acquisition

On July 27 2007, the Partnership acquired the business of Regional Enterprises, Inc., a Virginia corporation. The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 18 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional operated a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots until March 31, 2013. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities. Certain customers for whom Regional provides storage services also use its transportation services. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

The Partnership funded the acquisition of Regional using the proceeds of a $5 million loan from RB International Finance (USA) LLC, formerly known as RZB Finance LLC (the “RZB Loan”), the proceeds from a $2.5 million loan from the Partnership, the issuance of a $1 million note to the seller and available cash. The seller’s note was satisfied in full on August 27, 2009 in connection with the settlement of a dispute regarding adjustments due on the purchase price of Regional by the Partnership. During March 2013, Regional completed the Hopewell Loan and used proceeds from the Hopewell Loan to repay the RZB Loan in full. Please see “Item 8. Financial Statements and Supplementary Data - Note F to the Audited Consolidated Financial Statements” for further details regarding the RZB Loan.

Recent Developments

The ownership of the Partnership and General Partner changed on November 17, 2010, and since that date the General Partner’s management has regained and has maintained compliance with the Partnership’s securities and tax reporting obligations. Since the second half of 2011, after regaining compliance with its tax and financial reporting obligations, management’s focus turned to expanding the asset base of the Partnership. The General Partner identified a number of potential acquisition opportunities, made indicative offers to purchase several different midstream assets and entered into significant discussions for the purchase of certain assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each acquisition opportunity, management of the General Partner believed that the successful bids exceeded the value of the assets.

Since May 2009, the Partnership’s sole operating subsidiary has been Regional. At the time of the Sale, the General Partner anticipated the need for cash reserves sufficient to allow the Partnership to regain compliance with its delinquent tax and financial reporting requirements and to fund corporate overhead for a reasonable period of time while it identified and completed the acquisition of additional assets that would provide sufficient liquidity to fund its future operations and the various costs incurred by the General Partner in operating the Partnership (including the compliance costs associated with being a publicly-registered entity), acquisition costs (including costs associated with identifying and valuing acquisition targets, performing due diligence reviews and documenting a potential transaction) and other governance activities associated with a publicly-traded entity. Those funds were exhausted by September 2012. During October 2012, the General Partner raised funds for the purpose of covering general overhead which were sufficient in amount to cover such overhead for a six month period with the intent of completing an acquisition within that time frame. By June 2013, management was unsuccessful in identifying an acquisition, and the Partnership and Regional had exhausted all available cash resources.

On November 26, 2013, the Partnership, the General Partner and CEGP executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents (“Other Transaction Documents”) all for an aggregate purchase price of $2,750,000 (“Purchase Price”). The PSA and Other Transaction Documents principally provided for: (1) the sale of a 55% interest in the General Partner to CEGP through the purchase of newly issued membership interests of the General Partner by CEGP, and the issuance of 3,000,000 Common Units to CEGP; (2) the issuance of performance warrants that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after closing (“Performance Warrants”); (3) amending and restating the Registration Rights Agreement; (4) amending and restating the Company Agreement; and (5) amending and restating the Partnership Agreement. At the closing of the transaction, net proceeds of $2,350,000 (“Net Proceeds”) were delivered to the General Partner and the Partnership (the Purchase Price less credits totaling $400,000 for prior payments received on July 19, 2013 and August 19, 2013 in connection with stand-still agreements in place until the execution of the PSA (“Stand-Still Payments”). Of the total Purchase Price, the amount of $280,434 of the Purchase Price was allocated to the price paid for the 3,000,000 Common Units and the remaining amount of the Purchase Price, or $2,469,566, was allocated to the value of the 55% Membership Interest of the General Partner, represented by 136,888.89 Units issued to CEGP.

Effective November 26, 2013, CEGP now holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) Members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.7% of the issued and outstanding Common Units of the Partnership. Prior to execution of the PSA, Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing Fund controlled the General Partner and had controlling authority over the Partnership. CEGP is a newly-formed Texas limited liability company controlled by Messrs. Denman and Graves. Upon the execution of the PSA, Mr. Denman replaced Mr. Imad K. Anbouba as CEO and President of the General Partner, and Mr. Graves was appointed as the Chairman of the Board.

Management continues to focus on the future growth of Central’s assets, and related cash generation, through acquisitions. Our primary business objectives are to maintain stable cash flows and to again make quarterly cash distributions on our Common Units. Our plan is to pursue accretive acquisitions of oil and gas assets that can expand our operations. Our acquisition activity is focused on gas transportation and services assets, such as gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities, and related assets, but may include producing oil and gas properties. Our acquisitions will be made through subsidiaries of the Partnership created to acquire identified entities or assets. We will use available resources of Central, proceeds from the issuance by Central of Common Units or new securities, or any combination thereof, and/or third-party debt to fund such acquisitions. Management does not expect that it will complete an acquisition before the second half of 2014. Despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition Please see “Item 1 and 2. Business and Properties – Operations” for further information on management’s future plans.

Results of Operations

The results of operations from continuing operations during the years ended December 2012 and 2013 reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

For the years ended December 31, 2011, 2012 and 2013, Regional’s revenues were divided as set forth below. All dollar amounts are in thousands.

Quarters For Year ended 2011									Year ended
	March 31		June 30		September 30		December 31		December 31, 2011
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$1,087	61%	$1,039	61%	$1,012	56%	$948	61%	$4,086	60%
Storage	490	28%	497	29%	456	25%	354	23%	1,797	26%
Terminal	193	11%	173	10%	342	19%	245	16%	953	14%
Other	3	0%	4	0%	--	0%	--	0%	7	0%
Total	$1,773	100%	$1,713	100%	$1,810	100%	$1,547	100%	$6,843	100%

Quarters For Year ended 2012									Year ended
	March 31		June 30		September 30		December 31		December 31, 2012
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$838	64%	$852	65%	$981	67%	$947	68%	$3,564	65%
Storage	323	25%	358	27%	336	23%	337	24%	1,355	25%
Terminal	140	11%	99	8%	149	10%	107	8%	548	10%
Other	--	0%	---	0%	--	0%	3	0%	3	0%
Total	$1,301	100%	$1,309	100%	$1,466	100%	$1,394	100%	$5,470	100%

Quarters For Year ended 2013									Year ended
	March 31		June 30		September 30		December 31		December 31, 2013
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$778	59%	$579	52%	$499	48%	$521	41%	$2,362	50%
Storage	441	34%	442	39%	446	43%	488	38%	1,817	38%
Terminal	98	7%	87	8%	95	9%	248	19%	541	11%
Other	--	0%	11	1%	2	0%	27	2%	30	1%
Total	$1,317	100%	$1,119	100%	$1,042	100%	$1,284	100%	$4,750	100%

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

(All amounts in thousands)

							Change Twelve Months Ended
	Twelve Months Ended			Twelve Months Ended			December 31, 2013 versus
	December 31, 2013			December 31, 2012			December 31, 2012
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$4,750	$-	$4,750	$5,470	$-	$5,470	$(719)	$-	$(719)
Costs Of Goods Sold	3,986	-	3,986	4,978	-	4,978	(992)	-	(992)
Gross Profit	764	-	764	491	-	491	273	-	273
Selling, General and Administrative Expenses	1,473	(375)	1,099	1,281	670	1,951	192	(1,044)	(852)
Operating Income (Loss)	(709)	375	(334)	(790)	(670)	(1,460)	81	1,044	1,125
Interest Expense, net	(376)	(30)	(406)	(192)	(10)	(202)	(184)	(20)	(204)
Gain On Sale Of Tractors	-	-	-	256	-	256	(256)	-	(256)
Income (Loss) Before Taxes	(1,085)	345	(740)	(727)	(679)	(1,406)	(358)	1,024	666
Provision (Benefit) For Income Taxes	(218)	-	(218)	(378)	-	(378)	160	-	160
Net Income (Loss)	$(866)	$345	$(522)	$(349)	$(679)	$(1,028)	$(518)	$1,024	$506

Revenues. Regional’s revenues for the year ended December 31, 2013 were $4.8 million compared with $5.5 million for the year ended December 31, 2012, a decrease of $0.7 million (13.1%). The decrease in revenues was the result of a decrease in hauling revenues of $1.2 million (33.7%), partially offset by an increase in storage revenues of $0.5 million (34.1%) during the year ended December 31, 2013. Hauling revenues declined during the year ended December 31, 2013 due to increased competition, the reduction in available drivers, the reduction hauling revenues due to the closure of the Johnson City, TN facility and the closure of certain customer facilities for maintenance. The increase in storage revenues was due to higher tank utilization under contracts resulting from a storage tank being fully utilized during the year ended December 31, 2013 although the same tank was idle throughout the year ended December 31, 2012, partially offset by reduced storage revenues associated with the storage tank which was taken out of service in April 2012 and was not put back into service until November 2013, and the transition of one tank customer to another tank customer which effectively did not generate revenues during December 2013.

Cost of Goods Sold. Regional’s cost of goods sold for the year ended December 31, 2013 were $4.0 million compared with $4.9 million for the year ended December 31, 2012, a decrease of $1.0 million (19.1%). The cost of goods sold during the year ended December 31, 2012 included higher costs associated with the Asphalt Loss and maintenance of tractors and terminal assets over the year ended December 31, 2013. Costs of goods sold related to storage and terminal services did not increase despite the increase in related revenues as the storage and terminal business has mostly fixed costs to operate. The reduction in cost of goods sold was also attributable to the reduced hauling revenues during the year ended December 31, 2013 compared with December 31, 2012, partially offset from increased prices paid for fuel and the fixed cost portion of the newly entered Penske Truck Lease which was entered into in June 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for Regional during the year ended December 31, 2013 were $1.5 million compared with $1.3 million for the year ended December 31, 2012. The increase was the result of higher professional fees incurred in connection with the closing and subsequent financings under the Hopewell Loan, litigation costs and compliance costs, partially offset by reduction of penalties and interest as a result of the abatement of penalties during the year ended December 31, 2013 compared with the year ended December 31, 2012.

The decrease in SG&A expenses for Central of $1.0 million during the year ended December 31, 2013 compared with the same period one year earlier was principally due to the net reduction of tax penalties assessed as a result of the abatement of penalties totaling $1.0 million during the year ended December 31, 2013, decreased professional fees incurred at the Partnership and increased allocations of insurance related costs to Regional from the Partnership during the year ended December 31, 2013, partially offset by increased salary and payroll related expenses in connection with the CEGP Investment.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

(all amounts in thousands)

							Change Twelve Months Ended
	Twelve Months Ended			Twelve Months Ended			December 31, 2012 versus
	December 31, 2012			December 31, 2011			December 31, 2011
	Regional	Corporate/		Regional	Corporate/		Regional	Corporate/
	Enterprises	Other	Total	Enterprises	Other	Total	Enterprises	Other	Total

Revenues	$5,470	$-	$5,470	$6,843	$-	$6,843	$(1,374)	$-	$(1,374)
Costs Of Goods Sold	4,978	-	4,978	4,798	-	4,798	181	-	181
Gross Profit	491	-	491	2,046	-	2,046	(1,555)	-	(1,555)
Selling, General and Administrative Expenses	1,281	670	1,951	1,954	1,389	3,343	(672)	(720)	(1,392)
Operating Income (Loss)	(790)	(670)	(1,460)	92	(1,389)	(1,297)	(882)	720	(162)
Interest Expense, Net	(192)	(10)	(202)	(189)	-	(189)	(3)	(10)	(12)
Gain On Sale Of Tractors	256	-	256	-	-	-	256	-	256
Income (Loss) Before Taxes	(727)	(679)	(1,406)	(97)	(1,389)	(1,486)	(630)	710	80
Provision (Benefit) For Income Taxes	(378)	-	(378)	(119)	-	(119)	(260)	-	(260)
Net Income (Loss)	$(349)	$(679)	$(1,028)	$21	$(1,389)	$(1,368)	$(370)	$710	$340

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

Selling, General and Administrative Expenses. SG&A expenses for Regional during the year ended December 31, 2012 were $1.3 million compared to $2.0 million for the year ended December 31, 2011, a decrease of $0.7 million (34.0%). The decrease was the result of lower allocations of costs from the Partnership and decreased professional fees in connection with compliance during the year ended December 31, 2012 compared with the year ended December 31, 2011. In addition, during the year ended December 31, 2012, Regional was allocated $0.4 million of costs from the Partnership related to a revision in an estimate for a prior period.

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

Liquidity and Capital Resources

Since May 2009, the Partnership’s sole operating subsidiary has been Regional. At the time of the Sale, the General Partner anticipated the need for cash reserves sufficient to allow the Partnership to regain compliance with its delinquent tax and financial reporting requirements and to fund corporate overhead for a reasonable period of time while it identified and completed the acquisition of additional assets that would provide sufficient liquidity to fund its future operations and the various costs incurred by the General Partner in operating the Partnership (including the compliance costs associated with being a publicly-registered entity), acquisition costs (including costs associated with identifying and valuing acquisition targets, performing due diligence reviews and documenting a potential transaction) and other governance activities associated with a publicly-traded entity. Those funds were exhausted by September 2012. In connection with the GP Sale during October 2012, the General Partner raised additional funds, which it believed were sufficient to cover general overhead for an additional six months with the intent of completing an acquisition within that time frame. By June 2013, management was unsuccessful in identifying an acquisition and the Partnership and Regional had exhausted all available cash resources.

On November 26, 2013, the Partnership, the General Partner and CEGP executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents (“Other Transaction Documents”) all for an aggregate purchase price of $2,750,000 (“Purchase Price”). The PSA and Other Transaction Documents principally provided for; (1) the sale of a 55% interest in the General Partner to CEGP through the purchase of newly issued membership interests of the General Partner by CEGP, and the issuance of 3,000,000 Common Units to CEGP, (2) the issuance of performance warrants that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after closing (“Performance Warrants”), (3) amending and restating the Registration Rights Agreement, (4) amending and restating the Company Agreement, and (5) amending and restating the Partnership Agreement. At the Closing, net proceeds of $2,350,000 (“Net Proceeds”) were delivered to the General Partner and the Partnership (the Purchase Price less credits totaling $400,000 for prior payments received on July 19, 2013 and August 19, 2013 in connection with stand-still agreements in place until the execution of the PSA (“Stand-Still Payments”). Of the total Purchase Price, the amount of $280,434 of the Purchase Price was allocated to the price paid for the 3,000,000 Common Units and the remaining amount of the Purchase Price, or $2,469,566, was allocated to the value of the 55% Membership Interest of the General Partner, represented by 136,888.89 Units issued to CEGP.

Effective November 26, 2013, CEGP now holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) Members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.7% of the issued and outstanding Common Units of the Partnership. Prior to execution of the PSA, Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing Fund controlled the General Partner and had controlling authority over the Partnership.

Realization of Assets

During the year ended December 31, 2013, Central improved its overall liquidity. Central’s deficit in working capital, excluding current maturities of long term debt, totaled $1,208,000 at December 31, 2013 compared with $3,163,000 at December 31, 2012, a reduction of $1,955,000. In addition, Central was successful in reducing its obligations owing under the Penske Lease Agreement and extending the interest only payment period under the Hopewell Loan Agreement. During 2013, Central also satisfactorily resolved the TransMontaigne Dispute, the contingencies associated with the Partnership’s late filing tax matters, and paid down and/or obtained payment arrangements with critical accounts payable vendors.

During November 2013, Central completed the CEGP Investment, which provided working capital of $2.75 million to the General Partner and Central. Central also recently amended the note agreement with the General Partner which provides for an increase in the amount of advances from the General Partner from $2.0 million to $4.0 million and extends the commencement date for amortization of the note with the General Partner to the quarter ended March 2017.

In addition to the above, in connection with the New Asphalt Agreement executed in October 2013 and effective January 2014, Regional has taken steps towards expanding its capabilities and services and improving the costs to operate at its Hopewell location. During November 2013, the Storage Tank that had been out of service since April 2012 was placed back into service. Lost revenues during the time the Storage Tank was out of service and the cost to repair the Storage Tank were approximately $475,000 and $313,000, respectively. During February 2014, Regional began providing for the off-loading of asphalt products via rail cars, a capability it did not have previously.

Currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $0.6 million at February 28, 2014) are intended to be used to fund the Partnership’s ongoing working capital requirements, including necessary funding of working capital for Regional. In connection with the Hopewell Note, Regional is currently required to make interest payments only of $25,000 per month until June 2014 and then equal monthly payments of $56,000 (principal and interest) each month thereafter until March 2016 at which time a balloon payment of $1,844,000 will be due. Regional also is required to make minimum monthly payments under the Penske Lease Agreement of approximately $30,000 until May 2019. Payments under the Hopewell Note and the Penske Lease Agreement could be accelerated in the event of a default. Regional is required to fund upgrades totaling $465,000 during the first nine months of 2014 in connection with the New Asphalt Agreement. The amount of penalties related to the remaining 2012 Tax Return are $142,000 and will be required to be paid if the Partnership’s appeal is unsuccessful. Since the closing of the CEGP Investment, Messrs. Denman, Graves and Weir have agreed to forego receipt of any compensation as a result of concerns over the Partnership’s and the General Partner’s available cash resources. In addition, during December 2013, the Chief Financial Officer of the General Partner agreed to have a portion of his annual salary paid on each anniversary of his employment agreement.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral for the Hopewell Loan, and therefore, Central is unable to obtain additional financing collateralized by those assets without repayment of the Hopewell Loan. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes (1) the expected increase in revenues from recent contracts entered into by Regional, including the New Asphalt Agreement are realized as currently projected, (2) Regional does not experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers and/or disruptions resulting from the performance of maintenance on its facilities, (3) Regional’s hauling revenues remain at current levels, (4) obligations to the Partnership’s or Regional’s creditors are not accelerated, (5) there is adequate funding available to Regional to complete required maintenance to its facilities, (6) Regional’s pending facility upgrades are completed timely and within estimated budgets, (7) the Partnership’s and Regional’s operating expenses remain at current levels, (8) Regional obtains additional working capital to meet its contractual commitments through future advances by the Partnership or a refinancing of the Hopewell Loan, and/or (9) the Partnership is able to receive future distributions from Regional or future advances from the General Partner in amounts necessary to fund working capital until an acquisition transaction is completed by the Partnership.

There is no assurance that the Partnership and/or Regional will have sufficient working capital to cover ongoing cash requirements for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. If the Partnership does not have sufficient cash reserves, its ability to pursue additional acquisition transactions will be adversely impacted. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot be raised and cash flow is inadequate, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

It is Management’s intention to acquire additional assets during 2014 on terms that will enable the Partnership to expand its assets and generate additional cash from operations. Management is also seeking to obtain additional funding through a refinancing of the Hopewell Loan or from a funding transaction completed by the Partnership and/or the General Partner.

Tax Liabilities

The Partnership does not file a consolidated tax return with Regional since this wholly-owned subsidiary is a corporation.

Federal Tax Liabilities

On February 18, 2013, in response to the IRS’s demand for $160,000 of past due income taxes for the tax year December 2011 and remaining portions due in connection with $55,000 of penalties and interest owed by Regional for the tax years ended December 2008 and December 2011, Regional requested from the IRS an installment agreement arrangement and had agreed to make monthly installments of $5,000 until the time that the installment agreement was approved. During June 2013, Regional filed its 2012 federal income tax return and filed forms to request a refund of $160,000 of income taxes as a result of the carryback of losses incurred during the 2012 tax year which effectively eliminated the $160,000 of taxes associated with the December 31, 2011 tax return. During August 2013, the IRS confirmed to Regional that the recently filed 2012 tax return and application for refund were processed and such amounts were offset against the amounts reflected as owing to the IRS described above.

Late Filings and Delivery of Schedules K-1 to Unitholders

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

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for the tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. On November 19, 2012, the Partnership received a notice from the IRS that its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009, was denied (“Notice”). The Notice indicated that the information submitted in connection with the request did not establish reasonable cause or show due diligence. On January 11, 2013, the Partnership submitted its appeal of the Notice. On February 8, 2013 and June 10, 2013, the Partnership received notice from the IRS that its request to remove the 2008 and 2009 penalties, respectively, were granted.

During November 2013, the Partnership received a notice from the IRS that indicated the Partnership was liable for penalties (“2012 IRS Penalties”) of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”) and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically. During January 2014, the Partnership submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, the Partnership received written notice from the IRS that the appeal of the late filing penalty was approved and the appeal of the failure to file the 2012 Tax Return electronically was denied. The Partnership believes that there existed reasonable cause for the Partnership’s failure to file the 2012 Tax Return electronically and as a result the Partnership intends to appeal the decision to deny. During the year ended December 31, 2013, Central has accrued a reserve of $142,000 in connection with the remaining 2012 IRS Penalties. There can be no assurance that the Partnership’s request for relief from the remaining outstanding 2012 IRS Penalties will be approved by the IRS or that the Partnership will have adequate financial resources to pay the remaining outstanding 2012 IRS Penalties.

State Tax Liabilities

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

During 2013, The Commonwealth of Virginia, Department of Taxation (“VDOT”) notified Regional that approximately $62,000 and $63,000 of income tax, penalties and interest related to the tax periods ended October 2006 and July 2007, respectively, were outstanding (“2006 and 2007 Taxes”) and $42,000 of income tax, penalties and interest related to the tax year ended December 31, 2011 (“2011 Taxes”) were also outstanding. During June 2013, Regional made arrangements with the VDOT to pay the 2011 Taxes due in installments of $6,500 per month until such amounts were fully paid. VDOT had also included approximately $26,000 of sales taxes owed by Regional as part of this payment arrangement. During June 2013, Regional filed its 2012 Virginia state income tax return and filed forms to request a refund of $29,000 of state income taxes as a result of the carryback of losses incurred during the 2012 tax year which effectively eliminated the $29,000 of taxes associated with the 2011 Taxes. The VDOT has confirmed to Regional that the payment amounts owed in connection with the 2011 Taxes were offset by the refund request referred to above and a portion of the associated penalties and interest were removed. During September 2013, Regional received notice from the VDOT that the amounts owed in connection with the 2006 and 2007 Taxes were reduced from $125,000 to $40,000. During January 2014, Regional made a payment arrangement with the VDOT to pay the amounts due in connection with the 2006 and 2007 Taxes through monthly payments of $3,000 beginning February 2014 and continuing until all amounts have been paid. As of December 31, 2013, Regional has accrued $40,000 in connection with the 2006 and 2007 Taxes and $10,000 for estimated Virginia sales and use taxes for the period August 2012 through December 2013.

During May 2013, the Partnership received a notice from the State of California Franchise Tax Board (“CAFTB”) that indicated the Partnership was liable for late filing penalties of approximately $316,000 (“CA Penalties”) in connection with the short tax year return (“Short Tax Year Return”) filed for the period January 1, 2011 through May 26, 2011 as a result of a technical termination that occurred under Section 708(b) of the Code. The Partnership had previously been granted an extension by the IRS to file the federal Short Year Tax Return to the time that the Partnership’s 2011 federal tax return would have been due had a technical termination not occurred. The Partnership filed a request with the CAFTB to have the penalties removed based on the hardship that the IRS had considered in granting the Partnership its extension for filing the federal Short Tax Year Return. During September 2013, the Partnership received confirmation from the CAFTB that the CA Penalties were removed.

Included in selling, general, administrative expenses and other during the year ended December 31, 2013, the Partnership has recorded a net reduction of tax penalties totaling $977,000 which is comprised of $1,119,000 related to reductions of the prior accrual of penalties associated with delinquent 2008 and 2009 partnership federal and state tax returns, partially offset by the additional reserve of $142,000 in connection with the remaining outstanding 2012 IRS Penalties.

The Partnership is required to deliver Schedules K-1 for the 2013 Tax Year to its Unitholders by April 15, 2014 unless the Partnership applies for an automatic extension to September 15, 2014, which it intends to do. Regional is required to file its federal and state income tax returns for the 2013 Tax Year by March 17, 2014 unless the Partnership applies for an automatic extension to September 15, 2014, which it intends to do.

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

The RZB Loan was converted to a term loan in June 2009 in connection with the Sixth Amendment, Assumption of Obligations and Release Agreement between Regional, the Partnership and RZB (the “Sixth Amendment”). The Sixth Amendment provided for an increase in the principal amount of the RZB Loan to $4,250,000 as the result of an “incremental loan” of $250,000, established a monthly amortization for the principal amount of the Loan, increased the annual interest rate to 8%, and extended the Maturity Date to April 30, 2012, among other terms and conditions. Regional assumed all obligations of the Partnership under the RZB Loan and related collateral agreements upon execution of the Sixth Amendment. The Maturity Date of the RZB Loan was extended to May 31, 2014 in connection with the Seventh Amendment to the Loan Agreement among the parties dated May 21, 2010. On November 29, 2012, Regional and RZB entered into a “Limited Waiver and Ninth Amendment” (“Ninth Amendment”) to the Loan Agreement. The Ninth Amendment waived the defaults existing at the time of the Ninth Amendment and reduced required monthly amortization payments to $50,000 per month beginning January 31, 2013. The Ninth Amendment also shortened the maturity date of the RZB Loan from May 31, 2014 to March 31, 2013. Regional made the January 31, 2013 monthly amortization payment but failed to make the February 28, 2013 monthly amortization payment. On March 1, 2013, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (“March 1, 2013 Demand Notice”) from RZB in connection with the Loan Agreement.

The March 1, 2013 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $50,000 due and payable on February 28, 2013 as prescribed under the Ninth Amendment and the continued default with respect to the non-payment of interest and principal due under the Loan Agreement which had been previously waived pursuant to the Ninth Amendment. The March 1, 2013 Demand Notice declared all Obligations (as defined in the Loan Agreement) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The March 1, 2013 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007 and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2006.  On March 20, 2013, all obligations unpaid and outstanding under the Loan Agreement totaling $1,975,000 were paid in full. RZB provided Regional with a payoff letter and released all of the collateral previously held as security. The interest rate related to the RZB Loan for the period January 1, 2013 through March 20, 2013, approximated 9.5%.

Hopewell Loan

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional up to $2,500,000 (“Hopewell Loan”), of which $1,998,000 was advanced on such date and an additional $252,000 and $250,000 was advanced on March 26, 2013 and July 19, 2013, respectively. At the time the Hopewell Loan was obtained, William M. Comegys III, was a member of the Board of Directors of the General Partner, as well as the managing member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

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

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Regional is required to make interest payments only of $25,000 per month until June 2014 and then equal monthly payments of $56,000 (principal and interest) each month thereafter until March 2016 at which time a balloon payment of $1,844,000 will be due.

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

In connection with the Stand-Still Payments and the proceeds received at Closing totaling $2,750,000, the General Partner has advanced approximately $1,392,000 through December 31, 2013 to fund working capital requirements of Central, including the payment of certain outstanding obligations

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012, and amended during March 2014. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $4,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2017. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at December 1, 2013 was 1.63% per annum and such rate is adjusted monthly by the IRS under IRB 625. At December 31, 2013, the total amount owed to the General Partner by the Partnership, including accrued interest, was $3,000,000.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at December 31, 2013 is $4,109,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Allocated Expenses Charged to Subsidiary. Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the years ended December 31, 2012 and 2013, Regional recorded allocable expenses of $386,000 and $287,000, respectively.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At December 31, 2013, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $2,068,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

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

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (“Leased Tractors”) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the Leased Tractors to Penske (“Lease Agreement”). Under the terms of the Lease Agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each Leased Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the Leased Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the Leased Tractors by Regional.

The term of the Lease Agreement is for seven years. The Leased Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the Leased Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the Leased Tractors leased based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five tractors as provided for in the Lease Agreement as a result of the decline in Regional’s transportation business. As a result of this partial termination, Regional now leases fifteen tractors pursuant to the Lease Agreement. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

The Lease Agreement can be terminated by Penske upon an “event of default” by Regional. An event of default includes (i) failure by Regional to pay timely any lease charges when due or maintain insurance coverage as required by the Lease Agreement, (ii) any representation or warranty of Regional is incorrect in any material respect, (iii) Regional fails to remedy any non-performance under the agreement within five (5) days of written notice from Penske, (iv) Regional or any guarantor of its obligations becomes insolvent, makes a bulk transfer or other transfer of all or substantially all of its assets or makes an assignment for the benefit of creditors or (v) Regional files for bankruptcy protection or any other proceeding providing for the relief of debtors. Penske may institute legal action to enforce the Lease Agreement or, with or without terminating the Lease Agreement, take immediate possession of the Leased Tractors wherever located or, upon five (5) days written notice to Regional, either require Regional to purchase any or all of the Leased Tractors or make the “alternative payment” described below. In addition, Regional is obligated to pay all lease charges for all such Leased Tractors accrued and owing through the date of the notice from Penske as described above.

Penske’s ability to require Regional to purchase the Leased Tractor fleet or make the “alternative payment” would place a substantial financial burden on Regional.

The Lease Agreement can also be terminated by either party upon 120 days written notice to the other party as to any Leased Tractor subject to the agreement on any annual anniversary of such tractor’s in-service date. Upon termination of the Lease Agreement by either party, Regional shall, at Penske’s option, either acquire the Leased Tractor that is the subject of the notice at the non-depreciated value of such tractor, or pay Penske the “alternative payment.” The “alternative payment” is defined in the Lease Agreement as the difference, if any, between the fair market value of the Leased Tractor and such tractor’s “depreciated Schedule A value” ($738 per month commencing on the in-service date of such tractor). If the Lease Agreement is terminated by Penske and Regional is not then in default under any term of the Lease Agreement, Regional is not obligated to either acquire the Leased Tractor that is the subject of the termination or pay Penske the “alternative payment” as described above.

Private Placements

On November 26, 2013, the Partnership sold 3,000,000 Common Units to CEGP for $280,434 in cash pursuant to the terms of the PSA dated November 26, 2013, by and among the Partnership, the General Partner and CEGP. In addition, under the terms of the PSA, the Partnership issued Performance Warrants to JLD and Mr. G. Thomas Graves III, for consideration of $500.00 each. As a result, CEGP holds 15.7% of the issued and outstanding Common Units of the Partnership.

Reimbursement Agreements

Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to a Dallas location that is leased from Katy Resources LLC (“Katy”), an entity controlled by C Thomas Graves III. As a result, the Reimbursement Agreement with Airnow Compression Systems, LTD was terminated, and the Partnership entered into a new reimbursement agreement with Katy on a month to month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. The Partnership also has an agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, for office space located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of the date of the CEGP Investment.

Off-Balance Sheet Arrangements

The Partnership and Regional do not have any off-balance sheet arrangements.

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU is a result of joint efforts by the FASB and IASB to develop a single, converged framework on how to measure fair value and what disclosures to provide about fair value measurements. This ASU is largely consistent with existing fair value measurement principles of U.S. GAAP, however, it expands existing disclosure requirements for fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011 and applied prospectively. Central adopted this ASU beginning with the reporting period ended March 31, 2012, as required. Adoption of this guidance resulted in expanded disclosures on fair value measurements, but did not have an impact on the Central's measurements of fair value.

In February 2013, the FASB issued ASU 2013-12, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This guidance is the culmination of the board's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. The Company did not have any transactions requiring application of this ASU for any reporting period beginning with the quarter ended March 31, 2013 through the year ended December 31, 2013.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The ASU was issued to eliminate diversity in practice in the presentation of unrecognized tax benefits when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. Under the new guidance, an entity should present an unrecognized tax benefit as a reduction of the deferred tax asset for an NOL or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, but retrospective application is permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2013-11, but does not expect the standard to have a significant impact on its financial statements.

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

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Under ASC 350, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company performs an annual impairment test for goodwill in the fourth quarter of each calendar year. No impairment charges were incurred during the years ended December 31, 2012 and 2013.

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

Unit-based compensation — The Partnership utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, the Partnership adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. During the year ended December 31, 2013, the Partnership granted 200,000 Common Units to an executive officer of the General Partner which was fully vested upon issuance. The Partnership recorded unit-based compensation of $16,000 during the year ended December 31, 2013 in connection with this issuance under the fair-value provisions of ASC 718. In addition, on December 19, 2013, the Board of Directors of the General Partner authorized a grant of an aggregate of 187,500 Common Units to certain outside directors of the General Partner which will be effective upon the execution of unit grant agreements with each of the recipients. As of the filing of this Annual Report, the unit grant agreements had not been finalized or executed by the recipients. Please see “Item 11 – Executive Compensation – Equity Compensation” for additional information regarding these Unit grants. The Partnership did not record any unit-based payment expense for the year ended December 31, 2012.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC,

General Partner of Central Energy Partners LP and Unitholders Of Central Energy Partners LP

We have audited the accompanying consolidated balance sheets of Central Energy Partners LP and Subsidiaries (“Central”) as of December 31, 2012 and December 31, 2013, and the related consolidated statement of operations, partners’ capital (deficit) and cash flows for the years ended December 31, 2012 and 2013. These consolidated financial statements are the responsibility of Central’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Central is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Central’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central as of December 31, 2012 and December 31, 2013 and its consolidated statements of operations, partners’ capital and cash flows for the years ended December 31, 2012 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Central will continue as a going concern. As discussed in Note M to the consolidated financial statements, Central has incurred recurring losses and has a deficit in working capital that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MONTGOMERY COSCIA GREILICH, LLP

MONTGOMERY COSCIA GREILICH, LLP

Plano, Texas

March 31, 2014

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

ASSETS

	2012	2013
Current Assets:
Cash	$22,000	$103,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2012 and 2013)	647,000	312,000
Deferred tax assets	36,000	-
Prepaid expenses and other current assets	788,000	427,000
Total current assets	1,493,000	842,000

Property, plant and equipment – net	3,562,000	3,158,000
Other assets	125,000	128,000
Goodwill	3,941,000	3,941,000
Total assets	$9,121,000	$8,069,000

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

	2012	2013
Current Liabilities:
Current maturities of long-term debt	$1,970,000	$188,000
Accounts payable	2,295,000	1,418,000
Taxes payable	64,000	40,000
Unearned revenue	70,000	168,000
Accrued liabilities	2,227,000	424,000
Total current liabilities	6,626,000	2,238,000
Long-term debt obligations	-	2,312,000
Due to General Partner	1,510,000	3,000,000
Deferred income taxes	1,092,000	845,000

Commitments and contingencies	-	-

Partners’ Capital (Deficit)
Common Units	(104,000)	(319,000)
General Partner’s equity	(3,000)	(7,000)
Total partners’ capital (deficit)	(107,000)	(326,000)
Total liabilities and partners’ capital (deficit)	$9,121,000	$8,069,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	Year ended December 31, 2013
Revenues	$5,470,000	$4,750,000
Cost of goods sold	4,979,000	3,986,000
Gross profit	491,000	764,000
Selling, general and administrative expenses and other
Legal and professional fees	486,000	582,000
Salaries and payroll related expenses	791,000	911,000
Other	674,000	(395,000)
	1,951,000	1,098,000
Operating loss	(1,460,000)	(334,000)
Other income (expense)
Interest expense, net	(202,000)	(405,000)
Gain on sale of tractors	256,000	-
Loss before taxes	(1,406,000)	(739,000)
Benefit for income taxes	378,000	218,000
Net loss	$(1,028,000)	$(521,000)

Net loss allocable to the partners	$(1,028,000)	$(521,000)
Less General Partner’s interest in net loss	(21,000)	(11,000)
Net loss allocable to the common units	$(1,007,000)	$(510,000)

Basic net loss per common unit	$(0.06)	$(0.03)

Weighted average common units outstanding	15,866,482	16,319,633

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Common Units		General	Total Partners’ Capital
	Units	Amount	Partner	(Deficit)

Balance as of December 31, 2011	15,866,482	$903,000	$18,000	$921,000

Net loss	-	(1,007,000)	(21,000)	(1,028,000)

Balance as of December 31, 2012	15,866,482	(104,000)	(3,000)	(107,000)

Issuance of Common Units - Compensation	200,000	15,000	1,000	16,000

Sale of Common Units –CEGP Acquisition LLC	3,000,000	280,000	-	280,000

General Partner contribution	-	-	6,000	6,000

Net loss	-	(510,000)	(11,000)	(521,000)

Balance as of December 31, 2013	19,066,482	$(319,000)	$(7,000)	$(326,000)

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2013
Cash flows from operating activities:
Net loss	$(1,028,000)	$(521,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	565,000	537,000
Gain of sale of tractors	(256,000)	-
Reduction in accrued tax penalties assessed	-	(977,000)
Unit based compensation	-	16,000
Changes in current assets and liabilities:
Trade accounts receivable	(89,000)	336,000
Prepaid and other current assets	(33,000)	358,000
Due to General Partner, net	474,000	1,491,000
Trade accounts payable	843,000	(876,000)
Unearned revenue	70,000	98,000
Accrued liabilities and other	516,000	(837,000)
Deferred income taxes, net	(296,000)	(211,000)
U.S. taxes payable	(129,000)	(24,000)

Net cash provided by (used in) operating activities	637,000	(610,000)

Cash flows from investing activities:
Capital expenditures	(462,000)	(135,000)
Other non-current assets	(125,000)	(3,000)
Proceeds from sale of assets	511,000	13,000
Net cash provided by (used in) investing activities	(76,000)	(125,000)

Cash flows from financing activities:
Issuance of related party debt	-	2,500,000
Payment of debt	(640,000)	(1,970,000)
Sale of Common Units to CEGP Acquisition LLC	-	280,000
General Partner contribution	-	6,000
Net cash (used in) provided by financing activities	(640,000)	816,000
Net (decrease) increase in cash	(79,000)	81,000
Cash at beginning of period	101,000	22,000
Cash at end of period	$22,000	$103,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$112,000	$300,000
Taxes	$71,000	$111,000

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION

Central Energy Partners LP (“Partnership”), is a Delaware limited partnership, which was formed by Penn Octane Corporation (“Penn Octane”) on July 10, 2003. The limited partnership interests in the Partnership (“Common Units”) represent 98% of the interest in the Partnership. The General Partner is Central Energy GP LLC (“General Partner”) (see Note H — Partner’ Capital - General Partner Interest), which holds the remaining 2% interest in the Partnership. The General Partner is entitled to receive distributions from the Partnership on its General Partner interest and additional incentive distributions (see Note G – Partners’ Capital — Distributions of Available Cash) as provided in the Partnership’s partnership agreement (“Partnership Agreement”). The General Partner has sole responsibility for conducting the Partnership’s business and for managing the Partnership’s operations in accordance with the Partnership Agreement. Common Unitholders do not participate in the management of the Partnership. The General Partner does not receive a management fee in connection with its management of the Partnership’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on the Partnership’s behalf.

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

On November 26, 2013 (“Closing”), the Partnership, the General Partner and CEGP Acquisition, LLC (“CEGP”) executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents (“Other Transaction Documents”) all for an aggregate purchase price of $2,750,000 (“Purchase Price”). The PSA and Other Transaction Documents provided for (1) the sale of a 55% interest in the General Partner to CEGP through the purchase of newly issued membership interests of the General Partner by CEGP, and the issuance of 3,000,000 Common Units to CEGP, (2) the issuance of performance warrants that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after closing (“Performance Warrants ”), (3) amending and restating the Registration Rights Agreement, (4) amending and restating the Company Agreement, and (5) amending and restating the Partnership Agreement. At the Closing, net proceeds of $2,350,000 (“Net Proceeds”) were delivered to the General Partner and the Partnership (the Purchase Price less credits for prior payments of $400,000 made to the General Partner and the Partnership in connection with stand-still agreements in place until the execution of the PSA (“Stand-Still Payments”). Of the total Purchase Price, the amount of $280,434 was allocated to the price paid for the 3,000,000 Common Units. CEGP paid $240,434 to the Partnership at Closing from the Net Proceeds, with the $40,000 balance of the purchase price for the 3,000,000 Common Units being a portion of the Stand-Still Payments. The remaining amount of the Purchase Price, or $2,469,566, was allocated to the value of the 55% Membership Interest of the General Partner, represented by 136,888.89 Units issued to CEGP, and $2,109,566 was paid to the General Partner at Closing from the Net Proceeds with the balance of $360,000 being the attributed portion of the Stand-Still Payments.

Effective November 26, 2013, with the execution of the PSA, CEGP now holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.7% of the issued and outstanding Common Units of the Partnership. Prior to execution of the PSA, Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing Fund controlled the General Partner and had controlling authority over the Partnership. CEGP is a newly-formed Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III. Upon completion of the CEGP Investment, Mr. Denman replaced Mr. Anbouba as CEO and President of the General Partner and Mr. Graves was appointed as the Chairman of the Board replacing Mr. Jerry V. Swank. JLD Services, Ltd., a company controlled by Messrs. Denman and Graves, and Mr. Graves were each granted a Performance Warrant which when combined with the Common Units acquired by CEGP in connection with the CEGP Investment would represent 27.1% of the issued and outstanding Common Units of the Partnership.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION - continued

Central’s strategy is to acquire assets with a focus on gas transportation and services assets, including gas gathering, dehydration and compression systems, pipelines, fractionation and condensate stabilization facilities and related assets, but may include producing oil and gas properties.

In July 2007, the Partnership acquired the business of Regional Enterprises, Inc. (“Regional”). The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 18 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional operated a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots until March 31, 2013. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities.

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

For the fiscal year ended December 31, 2013, Suffolk Sales, SGR Energy LLC, and MeadWestvaco Specialty Chemicals, Inc., accounted for approximately 22%, 16% and 15% of Regional’s revenues, respectively, and approximately 33%, 0% and 13% of Regional’s accounts receivable, respectively. Noble Oil Services, Inc., accounted for 3% of Regional's revenues and 18% of Regional's accounts receivables.

The accompanying consolidated balance sheets include goodwill in the amount of $3,941,000 at December 31, 2012 and 2013, resulting from the acquisition of Regional.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU is a result of joint efforts by the FASB and IASB to develop a single, converged framework on how to measure fair value and what disclosures to provide about fair value measurements. This ASU is largely consistent with existing fair value measurement principles of U.S. GAAP, however, it expands existing disclosure requirements for fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011 and applied prospectively. Central adopted this ASU beginning with the reporting period ended March 31, 2012, as required. Adoption of this guidance resulted in expanded disclosures on fair value measurements, but did not have an impact on the Central's measurements of fair value.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

New Accounting Pronouncements - continued

In February 2013, the FASB issued ASU 2013-12, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This guidance is the culmination of the board's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. The Company did not have any transactions requiring application of this ASU for any reporting period beginning with the quarter ended March 31, 2013 through the year ended December 31, 2013.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The ASU was issued to eliminate diversity in practice in the presentation of unrecognized tax benefits when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. Under the new guidance, an entity should present an unrecognized tax benefit as a reduction of the deferred tax asset for an NOL or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, but retrospective application is permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2013-11, but does not expect the standard to have a significant impact on its financial statements.

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

2. Income Taxes

The Partnership’s operations are treated as a partnership with each partner being separately taxed on its share of the Partnership’s federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the Partnership is subject to the Texas margin tax. Accordingly, the Partnership reflects its tax positions associated with the tax effects of the Texas margin tax in the accompanying consolidated balance sheets. See Note G for additional information regarding the current and deferred tax provisions and obligations.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2. Income Taxes - continued

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

Regional accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, Regional must determine whether any amount of the tax benefit may be recognized. Second, Regional determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. Regional has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2012 and 2013.

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7. Unit-Based Payment

The Partnership may issue options, warrants, rights or appreciation rights with respect to Common Units for any Partnership purpose, including to non-employees for goods and services and to acquire or extend debt, without approval of the Limited Partners. The Partnership applies the provisions of ASC 505 to account for such transactions. ASC 505 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the options, warrants, rights or appreciation rights is used to account for such transactions. Central did not record any unit-based payment costs for non-employees for the years ended December 31, 2012 and 2013 under the fair-value provisions of ASC 505.

As described in Note I – Unit Options, in connection with the CEGP Investment, the Partnership issued Performance Warrants to the Warrant Purchasers to acquire up to 3,000,000 Common Units, contingent on achievement of certain milestones. The Partnership will record the value of the Performance Warrants upon such time as the contingency associated with the exercise of the Performance Warrants no longer exists. In accordance with 505-50 Equity Based payments, the Partnership has not recognized any trigger events in connection with the Performance Warrants that would require measurement as of the balance sheet date.

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

As described in Note I, on March 20, 2013, the Partnership agreed to issue a grant of 200,000 Common Units to an executive officer of the General Partner which fully vested upon issuance. The Partnership recorded unit-based compensation of $16,000 during the year ended December 31, 2013 in connection with this issuance under the fair-value provisions of ASC 718. In addition, on December 19, 2013, the Board of Directors of the General Partner authorized a grant of an aggregate of 187,500 Common Units to certain outside directors of the General Partner which will be effective upon the execution of unit grant agreements with each of the recipients. As of the filing of this Annual Report, the unit grant agreements had not been finalized or executed by the recipients. Central did not record any unit-based compensation for employees for the year ended December 31, 2012 under the fair-value provisions of ASC 718.

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

11. Environmental Matters

Regional is subject to various federal, state and local laws and regulations relating to the protection of the environment. Regional has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Regional accounts for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Central maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the years ended December 31, 2012 and 2013, Regional had no environmental contingencies requiring specific disclosure or the recording of a liability.

12. Segment Information

The Company reports segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company had only one operating segment (transportation and terminaling business) during the years ended December 31, 2012 and 2013. The following are amounts related to the transportation and terminaling business included in the accompanying consolidated financial statements for the years ended December 31:

	2012	2013

Revenue from external customers	$5,470,000	$4,750,000
Interest expense	$571,000	$771,000
Depreciation and amortization	$565,000	$537,000
Income tax benefit	$378,000	$218,000
Net loss	$(727,000)	$(1,261,000)
Total assets	$8,927,000	$7,922,000

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

14. Subsequent Events

The Company has evaluated subsequent events that occurred after December 31, 2013 through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Company’s financial statements.

15. Business Combinations

The Partnership accounts for business combinations in accordance with ASC 805, “Business Combinations”(ASC 805), which address the recognition and measurement of (i) identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquire, and (ii) goodwill acquired or gain from a bargain purchase. In addition, acquisition-related costs are accounted for as expenses in the period in which the costs are incurred and the services are received.

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

16. Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Under ASC 350, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company performs an annual impairment test for goodwill in the fourth quarter of each calendar year. No impairment charges were incurred during the years ended December 31, 2012 or 2013.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

17. Concentration of Credit Risk

The balance sheet items that potentially subject Central to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Central maintains cash balances in different financial institutions. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At December 31, 2013, Central did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with Regional’s accounts receivable are mitigated by Regional’s ongoing credit evaluations of its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

NOTE C — LOSS PER COMMON UNIT

The following tables present reconciliations from net loss per Common Unit to net income loss per Common Unit assuming dilution:

	For the year ended December 31, 2012
	Loss (Numerator)	Units (Denominator)	Per-Unit Amount
Net loss available to the Common Units	$(1,007,000)
Basic EPS

Net loss available to the Common Units	$(1,007,000)	15,866,482	$(0.06)
Effect of Dilutive Securities
Options	-	-	-
Diluted EPS

Net loss available to the Common Units	N/A	N/A	N/A

	For the year ended December 31, 2013
	Loss (Numerator)	Units (Denominator)	Per-Unit Amount
Net loss available to the Common Units	$(510,000)
Basic EPS

Net loss available to the Common Units	$(510,000)	16,319,633	$(0.03)
Effect of Dilutive Securities
Options	-	-	-
Diluted EPS

Net loss available to the Common Units	N/A	N/A	N/A

NOTE D — 401K

Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) Plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee contributions. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional did not make any discretionary contributions for the years ended December 31, 2012 and 2013.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E — PROPERTY, PLANT AND EQUIPMENT

	December 31, 2012	December 31, 2013

Land	$512,000	$512,000
Terminal and improvements	4,818,000	4,955,000
Automotive equipment	1,341,000	1,297,000
	6,671,000	6,764,000
Less: accumulated depreciation and amortization	(3,109,000)	(3,606,000)
	$3,562,000	$3,158,000

Depreciation expense of property, plant and equipment from operations totaled $565,000 and $537,000 for the years ended December 31, 2012 and 2013, respectively.

Sale of Regional’s Owned Tractor Fleet

On February 17, 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note J- Commitments and Contingencies – Penske Truck Lease), Regional sold six of its owned tractors for proceeds of $97,000 of which $90,000 was used to fund the deposit required pursuant to the aforementioned agreement and the remainder was used for working capital.

During May 2012 and June 2012, in connection with Regional’s Vehicle Lease Service Agreement (see Note J- Commitments and Contingencies – Penske Truck Lease), Regional sold 21 of its owned tractors for total proceeds of $410,000. The proceeds were used to meet ongoing debt service obligations.

In connection with the sale of the tractor fleet, a gain of $256,000 was recorded during the year ended December 31, 2012.

Regional’s truck fleet currently consists of fifteen leased tractors and five owned tractors.

NOTE F — DEBT OBLIGATIONS

	December 31, 2012	December 31, 2013
Long-term debt obligations were as follows:
Hopewell Note	$-	$2,500,000
RZB Note	1,970,000	-
	1,970,000	2,500,000
Less current portion	1,970,000	188,000
	$-	$2,312,000

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — DEBT OBLIGATIONS - Continued

RZB Loan - continued

The RZB Loan was converted to a term loan in June 2009 in connection with the Sixth Amendment, Assumption of Obligations and Release Agreement between Regional, the Partnership and RZB (the “Sixth Amendment”). The Sixth Amendment provided for an increase in the principal amount of the RZB Loan to $4,250,000 as the result of an “incremental loan” of $250,000, established a monthly amortization for the principal amount of the Loan, increased the annual interest rate to 8%, and extended the Maturity Date to April 30, 2012, among other terms and conditions. Regional assumed all obligations of the Partnership under the RZB Loan and related collateral agreements upon execution of the Sixth Amendment. The Maturity Date of the RZB Loan was extended to May 31, 2014 in connection with the Seventh Amendment to the Loan Agreement among the parties dated May 21, 2010. On November 29, 2012, Regional and RZB entered into a “Limited Waiver and Ninth Amendment” (“Ninth Amendment”) to the Loan Agreement. The Ninth Amendment waived the defaults existing at the time of the Ninth Amendment and reduced required monthly amortization payments to $50,000 per month beginning January 31, 2013. The Ninth Amendment also shortened the maturity date of the RZB Loan from May 31, 2014 to March 31, 2013. Regional made the January 31, 2013 monthly amortization payment but failed to make the February 28, 2013 monthly amortization payment. On March 1, 2013, Regional received a “Notice of Default, Demand for Payment and Reservation of Rights” (“March 1, 2013 Demand Notice”) from RZB in connection with the Loan Agreement.

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

Hopewell Loan

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional up to $2,500,000 (“Hopewell Loan”), of which $1,998,000 was advanced on such date and an additional $252,000 and $250,000 was advanced on March 26, 2013 and July 19, 2013, respectively. At the time the Hopewell Loan was obtained, William M. Comegys III, was a member of the Board of Directors of the General Partner, as well as the managing member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

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

Hopewell Loan - continued

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

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, Regional was required to make interest payments only for the six months beginning April 2013 through September 2013 and then 29 equal monthly payments of $56,000 (principal and interest) from the seventh month through the 35th month with a balloon payment due on March 19, 2016. The Hopewell Loan was subsequently amended to provide for the extension of the interest only period through June 2014. As a result, Regional is required to make interest payments only through June 2014 and then 20 equal monthly payments of $56,000 (principal and interest) from the 16th month through the 35th month with a balloon payment of $1,844,000 due on March 19, 2016.

Per the Hopewell Loan Agreement, Regional is required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to Regional, declare the Hopewell Note immediately due and payable.

At December 31, 2013, maturities of long-term debt were as follows:

2014	$188,000
2015	412,000
2016	1,900,000
2017	-
2018	-
Thereafter	-
$2,500,000

NOTE G — INCOME TAXES

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for Regional were as follows at:

	December 31, 2012		December 31, 2013
	Assets	Liabilities	Assets		Liabilities
Depreciation (basis difference in fixed assets)	$-	$1,092,000	$-		$845,000
Accrued Expenses	36,000	-	14,000		-
Net operating loss carry-forward	-	-	407,000		-
Other	-	-	-		-
	36,000	1,092,000	421,000		845,000
Less: valuation allowance	-	-	(421,000	)-	-
	$36,000	$1,092,000	$0		$845,000

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — INCOME TAXES - Continued

	December 31, 2012	December 31, 2013
Net Deferred Tax Assets (Current)	$36,000	$14,000
Net Deferred Tax Assets (Non-Current)	$—	$407,000
Valuation Allowance	—	$(421,000)
Net Deferred Tax Liabilities (Current)	—	—
Net Deferred Tax Liabilities (Non-Current)	$(1,092,000)	$(845,000)

Tax Expense for Regional, was as follows at:

	December 31, 2012	December 31, 2013
Current Tax Expense	$(82,000)	$0
Deferred Tax Benefit	(296,000)	(218,000)
Total	$(378,000)	$(218,000)

U.S. and State income taxes were entirely associated with the taxable subsidiary of the Partnership – Regional.

The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income in future periods. Regional has concluded that the allowable sources of taxable income do not assure the realization of the deferred tax assets. Therefore, Regional has recorded a valuation allowance in the amount of the deferred tax assets due to the uncertainty of realizing the deferred tax assets.

The tax years that remain open to examination are 2007 to 2013.

A reconciliation of the U.S. Federal statutory tax rate to Central’s effective tax rate is as follows:

	December 31, 2012	December 31, 2013
Net loss before taxes	$(1,406,000)	$(739,000)
Financial statement income taxed at partner level	(300,000)	740,000
Loss from Regional	(1,106,000)	(1,479,000)
Income tax expense at statutory rate (34%)	(376,000)	(503,000)
NOL valuation reserve	-	421,000
Permanent differences and other	(2,000)	22,000
Deferred and payables reclass	-	(158,000)
Income tax benefit	$(378,000)	$(218,000)

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

Federal Tax Liabilities

On February 18, 2013, in response to the IRS’s demand for $160,000 of past due income taxes for the tax year December 2011 and remaining portions due in connection with $55,000 of penalties and interest owed by Regional for the tax years ended December 2008 and December 2011, Regional requested from the IRS an installment agreement arrangement and had agreed to make monthly installments of $5,000 until the time that the installment agreement was approved. During June 2013, Regional filed its 2012 federal income tax return and filed forms to request a refund of $160,000 of income taxes as a result of the carryback of losses incurred during the 2012 tax year which effectively eliminated the $160,000 of taxes associated with the December 31, 2011 tax return. During August 2013, the IRS confirmed to Regional that the recently filed 2012 tax return and application for refund were processed and such amounts were offset against the amounts reflected as owing to the IRS described above.

Late Filings and Delivery of Schedules K-1 to Unitholders

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

During September 2011, the Partnership submitted to the IRS its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for the tax years 2008 and 2009. The waiver request was made pursuant to Code Section 6698(a)(2) which provides that the penalty will not apply if the taxpayer establishes that its failure to file was due to reasonable cause. The Partnership also requested a waiver based on the IRS’s past administrative policies towards first offenders. On November 19, 2012, the Partnership received a notice from the IRS that its request for a waiver of the penalties for failure to timely file the Partnership’s federal tax returns and associated K-1’s for tax years 2008 and 2009, was denied (“Notice”). The Notice indicated that the information submitted in connection with the request did not establish reasonable cause or show due diligence. On January 11, 2013, the Partnership submitted its appeal of the Notice. On February 8, 2013 and June 10, 2013, the Partnership received notice from the IRS that its request to remove the 2008 and 2009 penalties, respectively, were granted.

During November 2013, the Partnership received a notice from the IRS that indicated the Partnership was liable for penalties (“2012 IRS Penalties”) of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”) and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically. During January 2014, the Partnership submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, the Partnership received written notice from the IRS that the appeal of the late filing penalty was approved and the appeal of the failure to file the 2012 Tax Return electronically was denied. The Partnership believes that there existed reasonable cause for the Partnership’s failure to file the 2012 Tax Return electronically and as a result the Partnership intends to appeal the decision to deny. During the year ended December 31, 2013, Central has accrued a reserve of $142,000 in connection with the remaining 2012 IRS Penalties.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — INCOME TAXES - Continued

Late Filings and Delivery of Schedules K-1 to Unitholders - continued

There can be no assurance that the Partnership’s request for relief from the remaining outstanding 2012 IRS Penalties will be approved by the IRS or that the Partnership will have adequate financial resources to pay the remaining outstanding 2012 IRS Penalties.

State Tax Liabilities

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

During 2013, The Commonwealth of Virginia, Department of Taxation (“VDOT”) notified Regional that approximately $62,000 and $63,000 of income tax, penalties and interest related to the tax periods ended October 2006 and July 2007, respectively, were outstanding (“2006 and 2007 Taxes”) and $42,000 of income tax, penalties and interest related to the tax year ended December 31, 2011 (“2011 Taxes”) were also outstanding. During June 2013, Regional made arrangements with the VDOT to pay the 2011 Taxes due in installments of $6,500 per month until such amounts were fully paid. The VDOT had also included approximately $26,000 of sales taxes owed by Regional as part of this payment arrangement. During June 2013, Regional filed its 2012 Virginia state income tax return and filed forms to request a refund of $29,000 of state income taxes as a result of the carryback of losses incurred during the 2012 tax year which effectively eliminated the $29,000 of taxes associated with the 2011 Taxes. The VDOT has confirmed to Regional that the payment amounts owed in connection with the 2011 Taxes were offset by the refund request referred to above and a portion of the associated penalties and interest were removed. During September 2013, Regional received notice from the VDOT that the amounts owed in connection with the 2006 and 2007 Taxes were reduced from $125,000 to $40,000. During January 2014, Regional made a payment arrangement with the VDOT to pay the amounts due in connection with the 2006 and 2007 Taxes through monthly payments of $3,000 beginning February 2014 and continuing until all amounts have been paid. As of December 31, 2013, Regional has accrued $40,000 in connection with the 2006 and 2007 Taxes and $10,000 for estimated Virginia sales and use taxes for the period August 2012 through December 2013.

During May 2013, the Partnership received a notice from the State of California Franchise Tax Board (“CAFTB”) that indicated the Partnership was liable for late filing penalties of approximately $316,000 (“CA Penalties”) in connection with the short tax year return (“Short Tax Year Return”) filed for the period January 1, 2011 through May 26, 2011 as a result of a technical termination that occurred under Section 708(b) of the Code. The Partnership had previously been granted an extension by the IRS to file the federal Short Year Tax Return to the time that the Partnership’s 2011 federal tax return would have been due had a technical termination not occurred. The Partnership filed a request with the CAFTB to have the penalties removed based on the hardship that the IRS had considered in granting the Partnership its extension for filing the federal Short Tax Year Return. During September 2013, the Partnership received confirmation from the CAFTB that the CA Penalties were removed.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — INCOME TAXES - Continued

Included in selling, general, administrative expenses and other during the year ended December 31, 2013, the Partnership has recorded a net reduction of tax penalties totaling $977,000 which is comprised of $1,119,000 related to reductions of the prior accrual of penalties associated with delinquent 2008 and 2009 partnership federal and state tax returns, partially offset by the additional reserve of $142,000 in connection with the remaining outstanding 2012 IRS Penalties.

The Partnership is required to deliver Schedules K-1 for the 2013 Tax Year to its Unitholders by April 15, 2014 unless the Partnership applies for an automatic extension to September 15, 2014, which it intends to do. Regional is required to file its federal and state income tax returns for the 2013 Tax Year by March 17, 2014 unless the Partnership applies for an automatic extension to September 15, 2014, which it intends to do.

NOTE H — PARTNERS’ CAPITAL

General Partner Interest

The General Partner owns a 2% general partner interest in the Partnership (“GP Interests”). The General Partner generally has unlimited liability for the obligations of the Partnership, such as its debts and environmental liabilities, except for those contractual obligations of the Partnership that are expressly made without recourse to the General Partner. Losses incurred by Regional are allocated to the capital accounts of Unitholder’s of the Partnership in the accompanying consolidated financial statements based on the overall Unitholder’s ownership interest in the Partnership even though such losses will not be recognized in the Unitholder’s Partnership capital accounts until the Partnership’s investment in Regional is realized. The Partnership Agreement provides that capital accounts of Unitholder’s of the Partnership cannot reflect a deficit balance, and that the General Partner shall be allocated any amount of losses not allocated to the Unitholder’s individual capital accounts.

CEGP Investment

On November 26, 2013 (“Closing”), the Partnership, the General Partner and CEGP Acquisition, LLC (“CEGP”) executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents (“Other Transaction Documents”) all for an aggregate purchase price of $2,750,000 (“Purchase Price”). The PSA and Other Transaction Documents provided for (1) the sale of a 55% interest in the General Partner to CEGP through the purchase of newly issued membership interests of the General Partner by CEGP, and the issuance of 3,000,000 Common Units to CEGP, (2) the issuance of performance warrants that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after closing (“Performance Warrants ”), (3) amending and restating the Registration Rights Agreement, (4) amending and restating the Company Agreement, and (5) amending and restating the Partnership Agreement. At the Closing, net proceeds of $2,350,000 (“Net Proceeds”) were delivered to the General Partner and the Partnership (the Purchase Price less credits for prior payments of $400,000 made to the General Partner and the Partnership in connection with stand-still agreements in place until the execution of the PSA (“Stand-Still Payments”). Of the total Purchase Price, the amount of $280,434 was allocated to the price paid for the 3,000,000 Common Units. CEGP paid $240,434 to the Partnership at Closing from the Net Proceeds, with the $40,000 balance of the purchase price for the 3,000,000 Common Units being a portion of the Stand-Still Payments. The remaining amount of the Purchase Price, or $2,469,566, was allocated to the value of the 55% Membership Interest of the General Partner, represented by 136,888.89 Units issued to CEGP, and $2,109,566 was paid to the General Partner at Closing from the Net Proceeds with the balance of $360,000 being the attributed portion of the Stand-Still Payments.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – PARTNERS’ CAPITAL - Continued

CEGP Investment - continued

In addition to the conditions set forth above, the PSA provided, as a condition to closing, (a) the execution of a general release of claims in favor of the General Partner by Messrs. Imad K. Anbouba, Chief Executive Officer and President of the General Partner, and Carter R. Montgomery, Executive Vice President of Corporate Development of the General Partner, in exchange for the payment of (1) 20% of the accrued but unpaid salaries and business expenses of Messrs. Anbouba and Montgomery and (2) the severance payment of $240,000 owed to each such officer under the terms of their respective employment agreements in connection with a “change of control” event, (b) the payment to Mr. Ian T. Bothwell, Executive Vice President, Chief Financial Officer and Secretary of the General Partner for all accrued but unpaid salary and business expenses, as well as all accrued and unpaid office rent associated with the agreement between the General Partner and Rover Technologies, LLC, an affiliate of Mr. Bothwell, for the lease of office space in Manhattan Beach, California, where he resides, as of the date of the PSA, (c) the termination of the existing Buy-Sell Agreement between Cushing and Messrs. Anbouba and Montgomery, (d) the appointment of G. Thomas Graves III as Chairman of the Board of Directors and John L. Denman, Jr. as the Chief Executive Officer and President of the General Partner and (e) reconstituting the Board of Directors of the General Partner to nine (9) members, five (5) of which were to be appointed by the Buyer.

With the completion of the CEGP Investment, CEGP now holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.7% of the issued and outstanding Common Units of the Partnership. Prior to execution of the PSA, Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing Fund controlled the General Partner and had controlling authority over the Partnership. CEGP is a newly-formed Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III. Upon completion of the CEGP Investment, Mr. Denman replaced Mr. Anbouba as CEO and President of the General Partner and Mr. Graves was appointed as the Chairman of the Board replacing Mr. Jerry V. Swank. As a result of the issuance of new membership interests in the General Partner described above, Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing MLP Opportunity Fund, L.P. (“Cushing Fund”) interests in the General Partner were reduced from 30.17%, 30.17% and 25.0% to 13.58%, 13.58% and 11.25%, respectively.

Common Units

The Common Units represent limited partner interests in the Partnership and 98% of its outstanding capital. The holders of Common Units (“Unitholders”) are entitled to participate in the Partnership’s distributions and exercise the rights or privileges available to limited partners under the Partnership Agreement. The Unitholders have only limited voting rights on matters affecting the Partnership. Unitholders have no right to elect the General Partner or its directors on an annual or other continuing basis. CEGP, as the “Majority Member” of the General Partner, has the right to appoint five (5) persons to serve as directors of the General Partner, including not less than two (2) persons who qualify as “independent” under the rules and regulations of the SEC. Each of Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing Fund, as the “Appointing Minority Members”, have the right to appoint one (1) person to serve as a director of the General Partner. In addition, the Appointing Minority Members collectively have the right to appoint one (1) person to serve as a director from time to time, which person qualifies as “independent” under the rules and regulations of the SEC. Although the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to the Partnership and its Unitholders, the directors of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to the holders of the membership interests in the General Partner.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – PARTNERS’ CAPITAL - Continued

Common Units - continued

The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding Common Units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units of the Partnership then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of Unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes, unless such provision is waived by the General Partner. (The General Partner has waived this provision with respect to the 7,413,013 Common Units held by the Cushing Fund as described below.) In addition, the Partnership Agreement contains provisions limiting the ability of holders of Common Units to call meetings or to acquire information about Central’s operations, as well as other provisions limiting the Unitholders ability to influence the manner or direction of management.

Private Placement of Common Units

On November 17, 2010, the Partnership sold the Newly Issued Common Units to Central Energy LP for $3,950,000 in cash pursuant to the terms of the Securities Purchase and Sale Agreement dated May 25, 2010, as amended, by and among the Partnership, Penn Octane and Central Energy LP.

On May 26, 2011, pursuant to the terms of its limited partnership agreement, Central Energy LP distributed the Newly Issued Common Units of the Partnership to its limited partners. As a result, the Cushing Fund holds 7,413,013 Common Units of the Partnership (representing approximately 46.7% of the total outstanding Common Units of the Partnership at the time of the Sale). Sanctuary Capital LLC holds 1,017,922 Common Units of the Partnership (representing approximately 6.4% of the total outstanding Common Units of the Partnership at the time of the Sale). Messrs. Anbouba and Montgomery were not distributed any Newly Issued Common Units from Central Energy, LP.

In connection with the CEGP Investment, the Partnership sold 3,000,000 Common Units to CEGP for $280,434 in cash. In addition, under the terms of the PSA, the Partnership issued Performance Warrants to JLD and Mr. G. Thomas Graves III, for consideration of $500.00 each (see Note I – Unit Options).

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

The Partnership has not made any distributions since August 18, 2008 for the quarter ended December 31, 2008 due to the lack of available cash.

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – PARTNERS’ CAPITAL - Continued

Distributions of Available Cash – continued

Based on Central’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011, until an undetermined future quarter to be established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP and the limited partners of CEGP collectively hold 82.5% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

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

In addition to eliminating the obligation to make payments of any unpaid minimum quarterly distributions until an undetermined future date to be established by its Board of the General Partner, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The Partnership’s current cash flow will not support the minimum quarterly distribution of $0.25 per Common Unit. As a result, management anticipates adjusting the current minimum quarterly distribution in connection with its next acquisition to more accurately reflect he cash flows of the partnership and the additional Common Units or other securities issued in connection with such acquisition. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

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

NOTE H – PARTNERS’ CAPITAL - Continued

Distributions of Available Cash – continued

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

NOTE I — UNIT OPTIONS

Performance Warrants

On November 26, 2013, in connection with the Closing of the CEGP Investment, the Partnership issued Performance Warrants to JLD and Mr. G. Thomas Graves III (“Warrant Purchasers”), for consideration of $500.00 each. Each Performance Warrant, grants the holder thereof the right, but not the obligation, to acquire up to 1,500,000 Common Units at a price of $0.093478, which was the average closing bid price for a Common Unit as reported by the “Pink Sheets” published by Pink OTC Markets, Inc. for the 30-day period ended November 22, 2013, in the event the Partnership successfully completes one or more asset acquisition transactions, approved by the Board of the General Partner (acting in its capacity as general partner of the Partnership), with an aggregate gross purchase price of at least $20 million within 12 months after the Closing of the CEGP Investment. The Performance Warrants do not provide for any anti-dilution protection of the Warrant Purchasers. Each Warrant Purchaser or its assigns is granted registration rights with respect to the Common Units issuable upon exercise of a Performance Warrant. The Partnership will record the value of the Performance Warrants upon such time as the milestones are achieved.

Incentive Plans

On March 9, 2005, the Board of Directors of the General Partner (“Board”) approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of Central or the General Partner or any affiliate of Central or the General Partner. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan was 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the Board of Directors may determine.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I — UNIT OPTIONS - Continued

Incentive Plans - continued

On March 20, 2013, the Board of Directors of the General Partner (the “Board”), approved the entering into an employment agreement (“Agreement”) with Mr. Ian T. Bothwell (“Executive”), Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional (see Note J). The Board approved an amendment to the Agreement during December 2013. Under the terms of the Agreement, the Executive was granted 200,000 Common Units of the Partnership under the 2005 Plan which vested immediately upon such grant as set forth in a separate Unit Grant Agreement between the Executive and the General Partner.

In addition to any grants of Common Units or other securities of the Partnership as the Compensation Committee of the Board may determine from time to time pursuant to one or more of the General Partner’s benefit plans, the General Partner shall provide to the Executive one or more future grants of Common Units upon the completion of an acquisition which gross amount shall exceed $35 million (“Initial Acquisition”), equal to the number of common units determined by dividing (1) one and one-half percent (1.5%) of the gross amount paid for each of the next one or more acquisitions completed by the Partnership and/or an affiliate of the Partnership during the term of the Agreement, which gross amount shall not exceed $200 million (each an “Acquisition”), by (2) the average value per common unit assigned to the equity portion of any consideration issued by the Partnership and/or an affiliate of the Partnership to investors in connection with each Acquisition or the Initial Acquisition, whichever is lower, including any provisions for adjustment to equity as offered to investors, if applicable (“Contingent Unit Grant”). The Common Units subject to issuance above will be issued pursuant to a Unit Grant Agreement, which grant will be governed by the terms and conditions of the 2005 Plan (or its successor). The right to receive the full amount of the Contingent Unit Grant will not terminate until fully issued, except for certain instances as more fully described in the Agreement.

During December 2013, the Board authorized the issuance of 187,500 Common Units to certain outside directors of the General Partner pursuant to the terms of the 2005 Plan which will be effective upon the execution of unit grant agreements with each of the recipients. At December 31, 2013, the unit grant agreements had not been finalized or executed by the recipients and there were 234,810 Common Units available for issuance under the 2005 Plan.

On March 26, 2014, the Board authorized and approved the 2014 Long-Term Incentive Compensation Plan of the Partnership (“2014 Plan”). The 2014 Plan permits the grant of incentive and non-incentive Common Unit Options, Common Unit Appreciation Rights, Restricted Common Unit Grants, Common Units, Common Unit Value Equivalents and Substitute Awards to employees and directors of the General Partner and any entity in which the Partnership holds 50% or more of the equity interests, directly or indirectly, of such entity. In each case other than a Restricted Common Unit award or a Common Unit award, the Compensation Committee may also grant the recipient of the award the right to receive an amount equal to the minimum quarterly distributions associated with such Common Units. All awards, except an outright grant of Common Units, is subject to forfeiture upon termination of an executive officer, employee or director for any reason unless the Compensation Committee establishes other criteria in the grant of an award. The 2014 Plan authorizes the issuance of up to 3,300,000 Common Units, subject to amendment to increase the amount of authorized Common Units. The plan provides anti-dilution protection for the recipient of an award in the case of a reorganization, combination, exchange or extra-ordinary distribution of Common Units, a merger, consolidation or combination of the Partnership with another entity, or a “change of control” of the Partnership or the General Partner. The 2014 Plan shall remain in effect until December 31, 2023, unless sooner terminated by the Board of the General Partner in accordance with its terms.

On March 26, 2014, the Board of the General Partner approved an authorization by its Compensation Committee to issue Common Units totaling 225,000 and 112,500 under the 2005 Plan and the 2014 Plan, respectively, to certain directors of the General Partner in the form of Common Unit grants. In addition, the Board approved an authorization by its Compensation Committee to issue non-qualified Common Unit options to each executive officer of the General Partner under the 2014 Plan as compensation. The authorization entitles such executive officers to acquire an aggregate of up to 1,200,000 Common Units. The options are to vest over a three-year period pro rata commencing on the first anniversary date of the grant. Each of the Common Unit grants and the Common Unit options are effective on the date that agreements for such grants and options are executed by the recipients and are to be priced at either (i) the closing price of Common Units as quoted on the OTC Pink on the date of execution of such agreements or (ii) the average bid and asked price of the Common Units as quoted on the OTC Pink on that date. As a result, 9,810 and 1,987,500 Common Units remain available for issuance under the 2005 Plan and 2014 Plan, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I — UNIT OPTIONS - Continued

Incentive Plans - continued

Each of the 2005 Plan and the 2014 Plan are administered by the Compensation Committee of the Board of the General Partner. In addition, the Board may exercise any authority of the Compensation Committee under the 2005 Plan. The Compensation Committee has broad discretion in issuing awards under either plan and amending or terminating either plan. Under the terms of the Partnership Agreement, no approval of either the 2005 Plan or the 2014 Plan by the Limited Partners of the Partnership is required.

Options and Warrants Outstanding

A summary of the status of the Partnership’s options and warrants for the years ended December 31, 2012 and 2013, and changes during the years ending on these dates are presented below. There were no options or warrants granted during the year ended December 31, 2012. There were no options or warrants granted during the year ended December 31, 2013, except for the Performance Warrants. The Partnership has not reflected the issuance of the Performance Warrants below as the contingency associated with the exercise of the Performance Warrants still exists:

	2012		2013
Options	Common Units	Weighted Average Exercise Price	Common Units	Weighted Average Exercise Price
Outstanding at beginning of year	13,542	$16.66	-	$-
Granted	-	-		-
Exercised	-	-	-	-
Expired	(13,542)	$16.66	-	-
Outstanding at end of year	-	-	-	-
Options exercisable at end of year	-	-	-	-

______________

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

In connection with previous demands for indemnification by Razorback received by RVOP under the Purchase and Sale Agreement, RVOP and certain of its affiliated parties (“Seller Affiliates”) and Razorback and certain of its affiliated parties (“Buyer Affiliates”) executed a Compromise Settlement Agreement and General Release (“Settlement Agreement”) effective as of October 14, 2013. Under the terms of the Settlement Agreement, the Seller Affiliates paid $125,000 to Razorback in full satisfaction of all claims asserted by Razorback or Buyer Affiliates against RVOP or Seller Affiliates as of the date of the Settlement Agreement or any future claims that may be asserted by Razorback or any of the Buyer Affiliates against RVOP or any of the Seller’s Affiliates other than the claim asserted against Razorback by Cardenas Development Co. (“Cardenas Claim”). RVOP remains responsible for any Losses (as defined in the Settlement Agreement) resulting from the Cardenas Claim in an amount not to exceed $50,000 (“Contingent Payment”). In connection with the Settlement Agreement, each of the parties released each other from any other future claims that may arise as a result of the Purchase and Sale Agreement (except for the Contingent Payment). For the year ended December 31, 2013, RVOP has recorded other income of approximately $108,000 representing the reduction of accrued reserve amounts to reflect RVOP’s maximum remaining exposure under the Settlement Agreement of $50,000.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Legal Proceedings – continued

SGR Energy LLC

On July 1, 2013, Regional filed suit in the United States District Court for the Eastern District of Virginia, “Regional Enterprises, Inc. v. SGR Energy, LLC, Civil Action No. 3:13v418” (“Litigation”) in connection with SGR Energy, LLC’s (“SGR”) failure to make the required payments due to Regional under the terms of a services agreement between the parties pursuant to which Regional stored and transported product for SGR. In connection with the Litigation, Regional was seeking payment of all amounts owing under the services agreement including the costs associated with removal of the product stored at Regional’s facilities on behalf of SGR and the cleanup of the facilities as provided for under the terms of the services agreement.

On August 16, 2013, SGR filed an answer and counterclaim to the Litigation (“Counterclaim”), which denied certain claims made by Regional in the Litigation and made counter claims against Regional including, breach of contract and tortious interference with contract. SGR was seeking actual and compensatory damages.

On August 20, 2013, Regional and SGR entered into a Settlement and Mutual Release agreement (“Settlement Agreement”). Under the terms of the Settlement Agreement, SGR agreed to make payments to Regional of all past due amounts in exchange for Regional agreeing to release the product from storage. SGR also agreed to place proceeds to be received from the sale of the product in the amount of $290,000 (“Escrow Amount”) into an escrow account to be distributed by an escrow agent (“Escrow Agent”) in accordance with the Settlement Agreement.

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

Leases

Penske Truck Lease

Effective January 18, 2012, Regional entered into a Vehicle Maintenance Agreement (“Maintenance Agreement”) with Penske Truck Leasing Co., L. P. (“Penske”) for the maintenance of its owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, tire replacement, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the agreement is 36 months. Regional is obligated to maintain liability insurance coverage on all vehicles naming Penske as a co-insured and indemnify Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement. Regional, in certain instances, continues to perform minor maintenance to its owned tractor and tanker fleet.

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for the purpose of leasing 20 new Volvo tractors (“Leased Tractors”) to be acquired by Penske and leased to Regional, and the outsourcing of the maintenance of the Leased Tractors to Penske (“Lease Agreement”). Under the terms of the Lease Agreement, Regional made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each Leased Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the Leased Tractors in good repair and operating condition.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Leases – continued

Penske Truck Lease - continued

Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the Leased Tractors by Regional. In connection with the delivery of the Leased Tractors, Regional sold its remaining owned tractor fleet, except for several owned tractor units which were retained to be used for terminal site logistics.

The term of the Lease Agreement is for seven years. The Leased Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the Leased Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the Leased Tractors based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five Leased Tractors as provided in the Lease Agreement due to a decline in Regional’s transportation business.

As a result of this partial termination, Regional now leases 15 tractors pursuant to the Lease Agreement. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

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

Penske may institute legal action to enforce the Lease Agreement or, with or without terminating the Lease Agreement, take immediate possession of the Leased Tractors wherever located or, upon five (5) days written notice to Regional, either require Regional to purchase any or all of the Leased Tractors or make the “alternative payment” described below. In addition, Regional is obligated to pay all lease charges for all such Leased Tractors accrued and owing through the date of the notice from Penske as described above. Penske’s ability to require Regional to purchase the Leased Tractors or make the “alternative payment” would place a substantial financial burden on Regional.

The Lease Agreement can also be terminated by either party upon 120 days written notice to the other party as to any Leased Tractor subject to the agreement on any annual anniversary of such tractor’s in-service date. Upon termination of the Lease Agreement by either party, Regional shall, at Penske’s option, either acquire the Leased Tractor that is the subject of the notice at the non-depreciated value of such tractor, or pay Penske the “alternative payment.” The “alternative payment” is defined in the Lease Agreement as the difference, if any, between the fair market value of the Leased Tractor and such tractor’s “depreciated Schedule A value” ($738 per month commencing on the in-service date of such tractor). If the Lease Agreement is terminated by Penske and Regional is not then in default under any term of the Lease Agreement, Regional is not obligated to either acquire the Leased Tractor that is the subject of the termination or pay Penske the “alternative payment” as described above.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Leases – continued

Other

Regional has several leases for parking and other facilities which are short-term in nature and can be terminated by the lessors or Regional upon giving sixty days’ notice of cancellation. Rent expense for all operating leases was $337,000 and $454,000 for the years ended December 31, 2012 and 2013, respectively.

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

On March 19, 2012, one of the storage tanks (“Storage Tank”) leased under the Amended Asphalt Agreement was discovered to have a leak. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. During the year ended December 31, 2012 and December 31, 2013, Regional recorded losses of approximately $238,000 and $75,000, respectively (“Asphalt Loss”) in connection with the leak. Lost revenue with respect to the Storage Tank totaled approximately $200,000 and $250,000 during the years ended December 31, 2012 and 2013, respectively. The repairs of the Storage Tank were completed and the tank became operational during November 2013. Regional’s insurance providers have notified Regional that the incident did not fall within insurance coverage limits.

On October 31, 2013, Regional and a new customer entered into an agreement (“New Asphalt Agreement”) with a commencement date of December 1, 2013 or the date that Regional completes certain rail upgrades as more fully described in the New Asphalt Agreement, whichever was later. The New Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. In connection with the New Asphalt Agreement, Regional will be required to fund during the first nine months of the New Asphalt Agreement up to $465,000 for refurbishments of certain assets currently idle and modifications to the existing facilities to provide for greater efficiencies and extended logistical capabilities. The term of the New Asphalt Agreement is four years from the commencement date and automatically extends for additional 2-year periods unless either party provides 180 days written notice to cancel. During the term of the New Asphalt Agreement, Regional agrees to provide up to five storage tanks and certain related equipment, including rail siding, to the customer on an exclusive basis as well as access to Regional’s barge docking facility. The New Asphalt Agreement commenced on January 1, 2014.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Tank Storage and Terminal Services Agreements - continued

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (“Fuel Oil Agreement”). The Fuel Oil Agreement provided for the pricing, terms and conditions under which Regional provided terminal facilities and services to the customers for the delivery of fuel oil. Pursuant to the Fuel Oil Agreement, Regional agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. Under the terms of the Fuel Oil Agreement, the customer paid an annual tank rental plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the customer and Regional negotiated a new Fuel Oil Agreement whereby Regional was only required to provide two storage tanks through May 2009 and one storage tank through November 30, 2011, which was subsequently extended through February 28, 2014. In addition, under the new Fuel Oil Agreement, the customer paid an annual tank rental plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation.

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

On March 1, 2012, Regional entered into a services agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments unless terminated upon 180 days advance written notice by either party (“SGR Agreement”). The SGR Agreement provided for the pricing, terms, and conditions under which Regional would provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 oil. Pursuant to the SGR Agreement, Regional provided one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer paid an annual tank rental amount, plus loading and unloading fees. As part of the lease, Regional insulated the tank and made other modifications to the tank and barge line. During October 2013, the SGR Agreement was terminated (see Note J – Legal Proceedings – SGR Energy LLC).

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Tank Storage and Terminal Services Agreements - continued

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

Messrs. Imad K. Anbouba and Carter R. Montgomery - continued

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

In the event the employee was terminated pursuant to clauses (c) and (d) above and/or the General Partner provided written notice of its intention not to renew the employment agreements, then the employee was entitled to receive among other things, (i) all accrued and unpaid salary, expenses, vacation, bonuses and incentives awarded prior to termination date (and all non-vested benefits shall become immediately vested), (ii) severance pay equal to 36 months times the employee’s current base monthly salary and (iii) for a period of 24 months following termination, continuation of all employee benefit plans and health insurance as provided prior to termination.

Effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining sufficient funds needed to conduct its operations. The Partnership has also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011.

In connection with the CEGP Investment, as a condition to Closing, Messrs. Imad K. Anbouba, Chief Executive Officer and President of the General Partner, and Carter R. Montgomery, Executive Vice President of Corporate Development of the General Partner, executed a general release of claims in favor of the General Partner in exchange for the payment of (1) 20% of the accrued but unpaid salaries and business expenses of Messrs. Anbouba and Montgomery and (2) the severance payment of $240,000 owed to each such officer under the terms of their respective employment agreements in the event of a “change of control” event.

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

Employment Agreements – continued

Mr. Daniel P. Matthews -continued

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Employment Agreements – continued

Mr. Ian T. Bothwell -Continued

•	the Executive will receive an annual salary of $275,000 (“Base Salary”) which may be adjusted from time to time as determined by the Board of Directors of the General Partner (as more fully described in the Agreement, Regional will pay a minimum of 75% of the Base Salary);

•	for each calendar year of the employment term, the Executive shall be eligible to receive a discretionary bonus to be determined by the General Partner’s Board of Directors in its sole and absolute discretion;

•	the Executive shall be entitled to five weeks of paid vacation during each 12-month period of employment beginning upon the effective date of the Agreement;

•	the Executive will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by the General Partner;

•	the Agreement terminates (a) upon death, (b) at any time upon notice from the General Partner for cause as more fully defined in the Agreement, (c) by the General Partner, without cause, upon 15 days advance notice to the Executive, or (d) by the Executive at any time for Good Reason (as more fully defined in the Agreement) or (e) by Executive without Good Reason (as more fully defined in the Agreement) upon 15 days advance notice to the General Partner;

•	the Executive will be granted 200,000 Common Units of the Partnership under the General Partner’s 2005 Plan which shall vest immediately upon such grant as set forth in a separate Unit Grant Agreement between the Executive and the General Partner. All of the terms and conditions of such grant shall be governed by the terms and conditions of the 2005 Plan and the Unit Grant Agreement; and

•	in addition to any grants of Common Units or other securities of the Partnership as the Compensation Committee of the Board may determine from time to time pursuant to one or more of the Partnership’s benefit plans, the General Partner shall provide to the Executive one or more future grants of Common Units (“Contingent Grants”) of the Partnership equal to the number of common units determined by dividing (1) one and one-half percent (1.5%) of the gross amount paid for each of the next one or more acquisitions completed by the Partnership, and/or an affiliate of the Partnership during the term of this Agreement, which gross amount shall not exceed $100 million (each an “Acquisition”), by (2) the average value per common unit assigned to the equity portion of any consideration issued by the Partnership and/or an affiliate of the Partnership to investors in connection with each Acquisition including any provisions for adjustment to equity as offered to investors, if applicable.

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

On December 19, 2013, the Board of the General Partner approved an amendment to the Agreement which provided for the following:

•	The right to receive the Contingent Grant will occur only after the Partnership has completed one or more Acquisitions in which the gross purchase price exceeds $35 million.

•	An increase of the gross amount of Acquisitions to be used in calculating the Contingent Grant from $100 million to $200 million.

•	The Executive’s right to receive the full amount of the Contingent Grant will not terminate until fully issued, except where Executive is terminated for “cause” as defined in the amendment.

•	The Executive shall receive an amount of $40,769 by December 14, 2014 in connection with interest owed for past due advances made to Regional by Executive to cover operating expenses, which advances were paid to Executive in connection with the CEGP Investment.

•	The Executive shall defer 25% of his base annual salary until each anniversary date of the Agreement at which time such amount shall be paid in full.

On January 1, 2012, the Chief Financial Officer of the General Partner ceased receiving compensation. During June 2012, the Chief Financial Officer of the General Partner began receiving a portion of his ongoing monthly salary. The Partnership had also failed to reimburse expenses to the Chief Financial Officer since September 2011. In connection with the CEGP Investment, as a condition to Closing, the Chief Financial Officer received a payment for all accrued but unpaid salary and business expenses through the date of Closing, as well as all accrued and unpaid office rent associated with the agreement between the General Partner and Rover Technologies, LLC, an affiliate of the Chief Financial Officer, for the lease of office space in Manhattan Beach, California, where he resides.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Employment Agreements – continued

Payment of Compensation

Since the closing of the CEGP Investment, Messrs. Denman and other executive officers of the General Partner have agreed to forego receipt of any compensation as a result of concerns over the Partnership’s and the General Partner’s available cash resources. In addition, during December 2013, the Chief Financial Officer of the General Partner agreed to have a portion of his annual salary paid on each anniversary of his employment agreement. Management intends to resume compensation to the executive officers at such time as there are sufficient funds from operations to make such payments or a recapitalization of the Partnership, in connection with an acquisition, is accomplished. Central has looked at several different financing scenarios to date, each involving the acquisition of additional assets, to meet its future capital needs. None of these acquisitions has been successfully completed. Management continues to seek acquisition opportunities for Central to expand its assets and generate additional cash from operations.

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

Central believes that a portion of Regional’s income could be considered as “qualifying income”. Central believes that income derived from the storage of asphalt, No. 2 Oil, No. 6 Oil, Fuel Blend, and/or asphalt additives could constitute “qualifying income.” Central may explore options regarding the reorganization of some or all of its Regional assets into a more efficient tax structure to take advantage of the tax savings that could result from the “qualified income” being generated at the Partnership level rather than at the Regional level. Central will evaluate the potential alternatives to determine the most efficient tax structure and operational feasibility of such proposed changes before determining whether any of Regional’s assets will be reorganized to the Partnership level.

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

Partnership Tax Treatment - continued

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K — RELATED PARTY TRANSACTIONS – Continued

Advances from General Partner - continued

As of December 31, 2012 and June 30, 2013, $434,000 and $73,000, respectively, of the net proceeds from the GP Sale, which totaled $507,000 (after the offset of $93,000 of prior advances from Messrs. Anbouba and Montgomery that were applied towards their purchase price amounts due in connection with the GP Sale) were used by the General Partner to fund working capital requirements of Central, including the payment of certain outstanding obligations. In connection with the Stand-Still Payments and the proceeds received at Closing totaling $2,750,000 (see note H – General Partner Interest), the General Partner has advanced approximately $1,392,000 through December 31, 2013 to fund working capital requirements of Central, including the payment of certain outstanding obligations

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012, and amended during March 2014. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $4,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2017. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at December 1, 2013 was 1.63% per annum and such rate is adjusted monthly by the IRS under IRB 625. At December 31, 2013, the total amount owed to the General Partner by the Partnership, including accrued interest, was $3,000,000.

Intercompany Loans and Receivables

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at December 31, 2013 is $4,109,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the years ended December 31, 2012 and 2013, Regional recorded allocable expenses of $386,000 and $287,000, respectively.

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At December 31, 2013, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $2,068,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K — RELATED PARTY TRANSACTIONS – Continued

Reimbursement Agreements

Effective November 17, 2010, the Partnership moved its principal executive offices to Dallas, Texas. Pursuant to a month-to-month Reimbursement Agreement, from November 2010 through December 2013, the Partnership reimbursed AirNow Compression Systems, LTD (“Airnow”), an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President until November 2013 for the monthly payment of allocable “overhead costs,” which included rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by C Thomas Graves III, the Chairman of the Board of the General Partner. As a result, the Reimbursement Agreement with Airnow was terminated and the Partnership entered into a new reimbursement agreement with Katy on a month to month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of the date of the CEGP Investment.

NOTE L — REGISTRATION RIGHTS AGREEMENTS

Effective August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement provides the limited partners of Central Energy, LP with shelf registration rights and piggyback registration rights, with certain restrictions, for the Common Units held by them (“Registrable Securities”). The Partnership was required to file a “shelf registration statement” covering the Registrable Securities as soon as practicable after April 15, 2012, and maintain the shelf registration statement as “effective” with respect to the Registrable Securities from the date such registration statement becomes effective until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed.

In connection with the CEGP Investment, CEGP and each of the Warrant Purchasers were added as a Holder of Registrable Securities to the Registration Rights Agreement. In order to include CEGP and the Warrant Purchasers as parties to the Registration Rights Agreement, the parties agreed to amend and restate the Registration Rights Agreement in its entirety. The Amended and Restated Registration Rights Agreement (“Registration Rights Agreement”) was approved by more than the needed majority of the parties to the agreement on November 20, 2013, and Registration Rights Agreement became effective upon its execution by all parties on November 26, 2013. The major changes incorporated into the Registration Rights Agreement include the following:

a.	holders of Registrable Securities were redefined to include CEGP, each Warrant Purchaser and the members of the General Partner holding Common Units.

b.	The holders were granted two demand registration rights, with certain restrictions, and piggyback registration rights with respect to Common Units held by each of them.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — REGISTRATION RIGHTS AGREEMENTS - Continued

c.	The Partnership is required to file a shelf registration statement with the SEC on behalf of the Holders within 180 days after it becomes eligible to use Form S-3 and maintain as effective such shelf registration statement with respect to the Registrable Securities until the earlier to occur of: (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement; (2) there are no Registrable Securities outstanding; or (3) three years from the date on which the shelf registration statement was first filed. At the present time the Partnership is not eligible to file a registration statement using Form S-3 since its market capitalization does not meet the threshold established by the SEC.

d.	The demand registration rights permit the holders of at least 3,000,000 of the Registrable Securities to demand that the Partnership file a registration statement to register such holders’ Registrable Securities and those of all other holders who elect to sell Registrable Securities, subject to certain conditions including the right of the Partnership to postpone a demand registration in the event that such demand would (i) materially interfere with a significant acquisition, merger, consolidation or reorganization involving the Partnership, (ii) require the premature disclosure of material information regarding the Registrant, or (iii) render the Partnership unable to comply with requirements of the Securities Act or the Exchange Act of 1934 and the rules and regulations promulgated thereunder. The piggyback registration rights permit a holder to elect to participate in an underwritten offering of the Partnership’s Common Units or other registrable securities. The amount of Registrable Securities that the holders can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

NOTE M — REALIZATION OF ASSETS

The audited consolidated balance sheets of Central have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern.

During the year ended December 31, 2013, Central improved its overall liquidity. Central’s deficit in working capital, excluding current maturities of long term debt, totaled $1,208,000 at December 31, 2013 compared with $3,163,000 at December 31, 2012, a reduction of $1,955,000. In addition, Central was successful in reducing its obligations owing under the Penske Lease Agreement and extending the interest only payment period under the Hopewell Loan Agreement. During 2013, Central also satisfactorily resolved the TransMontaigne Dispute, the contingencies associated with the Partnership’s late filing tax matters, and paid down and/or obtained payment arrangements with critical accounts payable vendors.

During November 2013, Central completed the CEGP Investment, which provided working capital of $2.75 million to the General Partner and Central. Central also recently amended the note agreement with the General Partner which provides for an increase in the amount of advances from the General Partner from $2.0 million to $4.0 million and extends the commencement date for amortization of the note with the General Partner to the quarter ended March 2017.

In addition to the above, in connection with the New Asphalt Agreement executed in October 2013 and effective January 2014, Regional has taken steps towards expanding its capabilities and services and improving the costs to operate at its Hopewell location. During November 2013, the Storage Tank that had been out of service since April 2012 was placed back into service. Lost revenues during the time the Storage Tank was out of service and the cost to repair the Storage Tank were approximately $475,000 and $313,000, respectively. During February 2014, Regional began providing for the off-loading of asphalt products via rail cars, a capability it did not have previously.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M — REALIZATION OF ASSETS - Continued

Currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $0.6 million at February 28, 2014) are intended to be used to fund the Partnership’s ongoing working capital requirements, including necessary funding of working capital for Regional. In connection with the Hopewell Note, Regional is currently required to make interest payments only of $25,000 per month until June 2014 and then equal monthly payments of $56,000 (principal and interest) each month thereafter until March 2016 at which time a balloon payment of $1,844,000 will be due. Regional also is required to make minimum monthly payments under the Penske Lease Agreement of approximately $30,000 until May 2019. Payments under the Hopewell Note and the Penske Lease Agreement could be accelerated in the event of a default. Regional is required to fund upgrades totaling $465,000 during the first nine months of 2014 in connection with the New Asphalt Agreement. The amount of penalties related to the remaining 2012 Tax Return are $142,000 and will be required to be paid if the Partnership’s appeal is unsuccessful. Since the closing of the CEGP Investment, Messrs. Denman, Graves and Weir have agreed to forego receipt of any compensation as a result of concerns over the Partnership’s and the General Partner’s available cash resources. In addition, during December 2013, the Chief Financial Officer of the General Partner agreed to have a portion of his annual salary paid on each anniversary of his employment agreement.

Substantially all of Central’s assets are pledged or committed to be pledged as collateral for the Hopewell Loan, and therefore, Central is unable to obtain additional financing collateralized by those assets without repayment of the Hopewell Loan. In addition, the Partnership has obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes (1) the expected increase in revenues from recent contracts entered into by Regional, including the New Asphalt Agreement are realized as currently projected, (2) Regional does not experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers and/or disruptions resulting from the performance of maintenance on its facilities, (3) Regional’s hauling revenues remain at current levels, (4) obligations to the Partnership’s or Regional’s creditors are not accelerated, (5) there is adequate funding available to Regional to complete required maintenance to its facilities, (6) Regional’s pending facility upgrades are completed timely and within estimated budgets, (7) the Partnership’s and Regional’s operating expenses remain at current levels, (8) Regional obtains additional working capital to meet its contractual commitments through future advances by the Partnership or a refinancing of the Hopewell Loan, and/or (9) the Partnership is able to receive future distributions from Regional or future advances from the General Partner in amounts necessary to fund working capital until an acquisition transaction is completed by the Partnership.

There is no assurance that the Partnership and/or Regional will have sufficient working capital to cover ongoing cash requirements for the period of time that management believes is necessary to complete an acquisition that will provide additional working capital for the Partnership. If the Partnership does not have sufficient cash reserves, its ability to pursue additional acquisition transactions will be adversely impacted. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot be raised and cash flow is inadequate, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

It is Management’s intention to acquire additional assets during 2014 on terms that will enable the Partnership to expand its assets and generate additional cash from operations. Management is also seeking to obtain additional funding through a refinancing of the Hopewell Loan or from a funding transaction completed by the Partnership and/or the General Partner. The audited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Central be unable to obtain adequate funding to maintain operations and to continue in existence.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our General Partner’s management, including our General Partner’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on its assessment and those criteria, management concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of December 31, 2013.

Internal Control Over Financial Reporting

Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2013. The lack of sufficient personnel, the inability to complete an acquisition since 2008 and the continued financial difficulties encountered by Central was and continues to be the major reason that Central has been unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information and now continues to be an ongoing risk of maintaining compliance in the near future.

During the years ended 2011, 2012 and 2013, the General Partner’s accounting department was comprised only of the chief financial officer while it sought to identify an acquisition opportunity that might include an accounting function to bolster the General Partner’s and Regional’s accounting capabilities. This has not occurred. As a result, the lack of sufficient personnel continues to be an issue with respect to establishing the desired internal control over financial reporting and accounting. The General Partner does not expect to be able to take the steps necessary to improve its internal control over financial reporting given its current financial condition absent the acquisition of a company with the necessary accounting functions and personnel to resolve its dilemma. During June 2012 through December 2012, Regional’s controller was required to take several medical leave of absences and ultimately resigned during April 2013. Regional’s assistant controller who was recently hired in January 2013, has assumed the accounting role. During the year ended December 31, 2013, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the Partnership’s disclosure controls and procedures over financial reporting were not effective as of December 31, 2013.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Partnership does not have directors, managers or officers. The Board of Directors and officers of Central Energy GP LLC, the General Partner of the Partnership, perform all management functions for the Partnership. Officers of the General Partner are appointed by its Board of Directors. Other than distributions attributable to its General Partner interest and incentive distribution rights, the General Partner does not receive a management fee or other compensation in connection with its management of the Partnership’s business. Pursuant to the Partnership Agreement, the General Partner is entitled to receive reimbursement for all direct and indirect expenses it incurs on the Partnership’s behalf, including compensation attributable to employees providing services to or for the Partnership, and general and administrative expenses. The General Partner has sole responsibility for conducting the Partnership’s business and for managing its operations.

Directors of the General Partner

Prior to closing the CEGP Investment, the Board of Directors of the General Partner (“Board”), was composed of seven individuals – Imad K. Anbouba, Carter R. Montgomery, Jerry V. Swank, Daniel L. Spears, David M. Laney, Michael T. Wilhite and William M. Comegys III. Messrs. Comegys, Laney and Wilhite were each deemed “independent” directors, as determined by Rule 10a-3 of the Exchange Act.

In connection with the CEGP Investment, the GP Agreement was amended to incorporate certain amendments, including changes to the constitution of and appointment of persons to the Board. Under the revised terms of the GP Agreement, CEGP, as the “Majority Member” of the General Partner, has the right to appoint five (5) persons to serve as directors of the General Partner, including not less than two (2) persons who qualify as “independent” under the rules and regulations of the SEC. Each of Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing Fund, as the “Appointing Minority Members”, have the right to appoint one (1) person to serve as a director of the General Partner. In addition, the Appointing Minority Members collectively have the right to appoint one (1) person to serve as a director of the General Partner, which person qualifies as “independent” under the rules and regulations of the SEC. Each person appointed to serve as a director serves at the pleasure of the appointing member or members of the General Partner or until he or she earlier resigns as a director. Each director can be removed, with or without cause, by the appointing member or members. This method of appointing directors can only be changed by amending the GP Agreement, which requires the approval of members holding 80% of the issued and outstanding membership interests of the General Partner.

On November 26, 2013, the Members of the General Partner, having the authority to appoint members to its Board pursuant to the terms of the revised GP Agreement, voted by written consent to appoint the following persons to the Board of the General Partner: G. Thomas Graves III, John L. Denman, Jr., David M. Laney, Alexander C. Chae, Alan D. Bell, Imad K. Anbouba, Carter R. Montgomery, Daniel L. Spears, and Michael T. Wilhite, Jr. Messrs. Bell, Laney and Chae are determined to be “independent” under the rules and regulations promulgated thereunder by the SEC. Each of Messrs. Bell, Chae, Laney, Denman and Graves were appointed by CEGP as the Majority Member of the General Partner. There are no other agreements between the directors and General Partner or the Partnership regarding their service as directors of the General Partner.

Messrs. William M. Comegys III and Jerry V. Swank resigned as directors of the Board effective November 26, 2013. Mr. Comegys also resigned his positions as a member of the Audit Committee, Compensation Committee and Conflict Committee, as well as his Chairmanship of the Conflicts Committee. Mr. Swank also resigned as the Chairman of the Board.

At a meeting of the Board of the General Partner held on December 19, 2013, Messrs. Bell, Wilhite and Laney were appointed to serve on the Board’s Audit Committee with Mr. Bell assuming the role of Chairman of the Committee. Messrs. Laney, Spears and Wilhite were appointed to serve on the Board’s Compensation Committee with Mr. Laney continuing his role as Chairman of the committee. Mr. Denman was appointed to serve as an ex-officio member of the committee. Messrs. Wilhite, Bell and Chae were appointed to serve on the Board’s Conflict Committee with Mr. Wilhite assuming the role of Chairman of the committee. Mr. Denman was also appointed to serve as an ex-officio member of the committee.

On January 17, 2014, Messrs. Carter R. Montgomery and David M. Laney resigned as directors of the Board effective immediately due to other business commitments. Mr. Laney also resigned his positions as a member of the Audit Committee and Compensation Committee and as Chairman of the Compensation Committee.

On March 26, 2014, CEGP appointed Mr. Robert H. Lutz to serve as a director of the General Partner until he resigns or is removed as a director by CEGP, and Mr. Montgomery appointed Mr. William M. Comegys, III, a former director of the General Partner, as his replacement to serve on the Board until his resignation or his removal as a director by Mr. Montgomery. At the same meeting, Mr. Comegys was appointed to replace Mr. Laney on the Audit Committee and Mr. G. Thomas Graves was appointed to replace Mr. Laney as a member and Chairman of the Compensation Committee. In addition, Alan D. Bell was appointed to serve as a member of the Compensation Committee.

The Board has determined that each of Messrs. Alan D. Bell, Alexander C. Chae, William M. Comegys III, Robert H. Lutz, and Michael T. Wilhite are “independent” as determined by the requirements of the NASDAQ Stock Market, Section 10A(3) and Section 10C of the Exchange Act and the rules and regulations promulgated thereunder, as applicable.

The following table shows information for the current members of the Board of Directors of the General Partner.

Name of Director	Age	Position with the General Partner	Director Since

Imad K. Anbouba	59	Director	2010

Alan D. Bell	68	Director (1)(2)(3)	2013

Alexander C. Chae	52	Director (3)	2013

William M. Comegys, III	64	Director(1)	2014

John L. Denman, Jr.	53	Director and Chief Executive Officer and President(4)	2013

G. Thomas Graves III	64	Chairman of the Board of Directors (2)	2013

Robert H. Lutz	63	Director	2014

Daniel L. Spears	41	Director (2)	2011

Michael T. Wilhite, Jr.	44	Director (1)(2)(3)	2011

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Conflicts Committee
(4)	Ex-officio member of the Compensation and Conflicts Committees.

All directors hold office until their successors are duly appointed or until their earlier resignation or removal.

Mr. Imad K. Anbouba was elected as a member of the Board of Directors of the General Partner in November 2010. Since November 1999, Mr. Anbouba has been the President of MarJam Global Holdings, Inc., headquartered in Dallas, Texas (“Marjam”). Marjam is focused on business development activities and investments in the oil & gas, mid-stream and chemical sectors of the energy industry. Since July 2005, Mr. Anbouba has also been President and General Partner of AirNow Industrial Compression Services, LTD, which has offices in Dallas, Texas and Madill, Oklahoma (“AirNow”). AirNow provides large-capacity, electric motor driven, industrial air compressors to various users, including refineries, petrochemical facilities, nuclear and power plants, on a rental basis. Since June 2007, Mr. Anbouba has served as Vice Chairman, developer and co-founder of Qatar Chlorine, a manufacturing and distribution company based in the country of Qatar. Since March 2009, Mr. Anbouba has also served as President and General Partner of Total Compression Systems, LLC, which has offices in Dallas and Midland, Texas, and Eunice, New Mexico (“Total”). Total provides gas engine and electric motor driven, gas compressors to companies in the oil & gas and petrochemical industries. Mr. Anbouba is a petroleum engineer with over 30 years of experience in the oil and gas and petrochemical industries. He attended Centenary College of Louisiana and holds a degree in Petroleum Engineering from Louisiana Tech University. Mr. Anbouba was appointed to the Board because of his expertise in the mid-stream sector of the oil and gas industry.

Alan D. Bell was employed by Ernst & Young LLP from 1973 to his retirement in 2006. He has served on the Board of Directors of Approach Resources, Inc., a publicly-traded energy company based in Fort Worth, Texas, since August 2010; Jones Energy, Inc., a publicly-traded oil and gas company based in Austin, Texas, since July 2013; and Cinco Resources, Inc., a private exploration and production company based in Dallas, Texas, since July 2011. He serves as Chairman of the Audit Committee of the Board of Directors of each of these companies. He previously served on the Board of Directors of Dune Energy, Inc. from May 2007 to January 2012 and Toreador Resources Corporation from August 2006 to June 2009. He also served as Chairman of the Board of Directors and as Chairman of the Audit Committee of of Dune Energy, Inc. from April 2011. Mr. Bell graduated from the Colorado School of Mines with a degree in Petroleum Engineering and from Tulane University with a Master of Business Administration degree. Mr. Bell is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants, the National Association of Corporate Directors (Certificate of Director Education), the Institute of Certified Management Accountants, the Association of Certified Fraud Examiners and the Society of Petroleum Engineers. Mr. Bell was appointed to the Board due to his experience as a partner in an independent public accounting firm and service as a director of several public companies.

Mr. Alexander C. Chae has been a partner in the law firm of Gardere Wynne Sewell LLC since 1998 and has represented a variety of public and private energy and master limited partnership clients over his career. Gardere Wynne Sewell LLC represented CEGP in connection with the CEGP Investment. Mr. Chae received a Bachelor of Science Degree from Vanderbilt University in 1984 and received a Juris Doctor degree from the University of Missouri School of Law in 1990. Mr. Chae is the Secretary and a member of the Executive Committee for the Board of Directors of the Asia Society Texas Center, an Advisory Board Member of the Rice University Chao Center for Asian Studies, a Board member of the Forge for Families Inc., and a Board member of the DeCamera Society. Mr. Chae was appointed to the Board due to his experience as an attorney and in conflict resolution.

Mr. William M. Comegys, III, is an attorney engaged in commercial real estate, general corporate, and oil and gas law in Shreveport, Louisiana. Mr. Comegys currently serves as the Managing Partner of Comsite, LLC, a company engaged in oil and gas exploration in the Ark-La-Tex area, and Comex, LLC, a company engaged in oil and gas exploration in Mississippi. He also serves as the Managing Director of Briarfield Plantation, a partnership engaged in commercial farming operations in Caddo Parish, Louisiana. During the past five years, Mr. Comegys also served on the Board of Managers of Ensight Energy Partners III, LLC, a Delaware limited liability company, engaged in oil and gas exploration in the States of Louisiana, Mississippi and Texas. Mr. Comegys received his undergraduate and law degrees from Louisiana State University. Mr. Comegys was appointed to the Board due to his experience in the oil and gas industry and as an executive of a number of companies.

Mr. John L. (“Jack”) Denman, Jr. has served as the President and a financial principal of Legacy Operating Company, LLC, a private oil and gas exploration company that is engaged in exploration and re-entry production projects located on the Northeast Texas Gulf Coast, since January 2013. Prior to that time, he was Chief Executive Officer of Team Flo Control, LP, an oil field services company specializing in flow-back, perforating and snubbing of oil and gas wells from April 2009 to May 2011, when the company was sold. His experience as a chief executive in the midstream sector began in 1991; since that time he has successfully organized and sold seven different companies which included transactions with Energy Transfer Partners, LP, Ferrellgas Partners, LP, and with Superior Energy Services, Inc. Mr. Denman is actively engaged in various private equity ventures that range from banking to real estate development. In 1982, Mr. Denman received a Bachelor of Engineering Degree, Civil Engineering Honors Program, Cum Laude, from Vanderbilt University and, in 1986, he earned his Master of Business Administration Degree, University of Texas at Austin. Mr. Denman was appointed to the Board due to his experience in the oil field services industry and as an executive of a number of successful companies.

Mr. G. Thomas Graves III has 35 years of experience in the oil and gas exploration and production industry, principally employed by publicly traded companies. For more than the past five years, Mr. Graves has served as the Chief Executive Officer and Chairman of Katy Resources, L.L.C., a privately owned, closely held independent oil and gas operating company that manages more than 1,200 property interests in seven states, and as Chief Executive Officer of Triple TTT Partners L.L.P, a privately-held independent oil and gas operating company with over 1,100 property interests in five states. Prior to Katy Resources and Triple TTT Partners, he served as President and Chief Executive Officer of Toreador Resources Corporation, a NASDAQ-NMS-listed oil and gas exploration and development company operating in the United States, France, Turkey, Romania, Hungary and Trinidad from 1993 to 2007. From 1978 to 1993, Mr. Graves was an executive officer of Triton Energy Corporation, a NYSE-listed company with exploration and production operations in multiple countries around the world. From 1989 to 1993, he was Senior Vice President of Triton and Chairman of Triton Europe plc., a London Stock Exchange listed company with operations in the U. K., the Netherlands, the North Sea, France, Italy, and North Africa. From 1986 until 2001, Mr. Graves served as lead director of Input/Output, Inc., an affiliate of Triton, a developer and manufacturer of seismic equipment that trades on the NYSE. Mr. Graves is a graduate of the University of Texas at Austin where he received a Bachelor of Arts degree and a Master of Business Administration degree. Mr. Graves was appointed to the Board due to his experience in operating publicly-traded companies in the oil and gas industry.

Robert H. Lutz has served as the President of the general partner of Buffalo Oil and Gas, LP, a privately-held oil and gas company, for more than the past five years. In addition, Mr. Lutz is an investor in a variety of privately-held businesses in a number of industries, including oil and gas exploration, electric power generation, manufacturing, distribution, and real estate development. Mr. Lutz received his Bachelor of Business Administration and Master of Business Administration from New Mexico State University. Mr. Lutz was appointed to the Board due to his considerable experience in managing and operating businesses in the oil and gas exploration and electric power generation industries.

Daniel L. Spears has served as a partner and portfolio manager at Swank Capital since 2006. Prior to that he was an investment banker in the Natural Resources Group at Banc of America Securities LLC for eight years and before that was in the Global Energy and Power Investment Banking Group at Salomon Smith Barney. Mr. Spears currently serves on the Board of Directors of Post Rock Energy Corp where he serves on the Audit Committee and as the Chairman of the Nomination Committee. Mr. Spears received his Bachelor of Science degree in Economics from The Wharton School of the University of Pennsylvania. Mr. Spears was appointed to the Board due to his experience in the financial aspects of funding and analyzing master limited partnerships and in various oil and gas industry sectors.

Michael T. Wilhite, Jr. has served on the Board of Directors of Mustang Drilling, Inc., a private oil and gas exploration company since 1996. During that time he has overseen all accounting, finance and tax matters for the company. During the last six years he has also been responsible for all legal matters related to the company. Mr. Wilhite also serves on the Compensation Committee of Wulf Outdoor Sports, Inc., a private company. He received his undergraduate degree in accounting and a Masters in Finance from Baylor University and his legal degree from Texas Wesleyan School of Law. Mr. Wilhite was appointed to the Board due to his experience as a certified public accountant and his operating experience in companies in the oil and gas industry.

There are no family relationships between any director or officer of the General Partner and any other director or officer of the General Partner.

Information Regarding the Board of Directors

The business of the Partnership is managed under the direction of the Board of our General Partner. The Board currently consists of nine members. The Board conducts its business through meetings of the Board and its committees. During 2013, the Board held five meetings and acted by written consent twice. No member of the Board attended less than 75% of the meetings of the Board and each committee of the Board of Directors of which he was a member during 2013.

Communication with the Board of Directors

Unitholders and other interested parties may communicate with the Board of the General Partner by sending written communication in an envelope addressed to “Board of Directors” in care of the Chairman of the Board, Central Energy Partners LP, 4809 Cole Avenue, Suite 108, Dallas, Texas 75205.

Audit Committee

The GP Agreement provides for an audit committee (the “Audit Committee”) which is responsible for: (1) approving or disapproving, as the case may be, any matters regarding the business and affairs of the Company and the Partnership related to accounting matters as directed by the charter of the Audit Committee; (2) assisting the Board in monitoring (I) the integrity of the Partnership’s financial statements, (II) the qualifications and independence of the Partnership’s independent accountants, (III) retaining the Partnership’s and General Partner’s independent accountants and other financial advisors as it may deem necessary from time to time, (IV) the performance of the Partnership’s and the General Partner’s internal audit functions and the independent accountants, and (V) the Partnership’s and General Partner’s compliance with legal and regulatory requirements imposed as a result of the Partnership being registered under Section 12(g) of the Exchange Act; and (3) performing such other functions as the Board may assign from time to time, or as may be specified in the charter of the Audit Committee.. Each director serving on the Audit Committee must be “independent” as defined in Section 10A(3) of the Exchange Act. On June 29, 2011, Messrs. Comegys, Laney and Wilhite were appointed to serve on the Audit Committee of the Board of Directors. Mr. Wilhite was appointed to serve as the Chairman of the Committee. Subsequent to the CEGP Investment, Messrs. Bell, Laney and Wilhite were appointed to serve on the Audit Committee with Mr. Bell elected to serve as Chairman of the committee. The Board of Directors has determined that each of Messrs. Bell, Laney and Wilhite meet the Audit Committee independence requirements under the rules and regulations of the SEC. The Board of Directors has also determined that Messrs. Bell and Wilhite meet the definition of an “audit committee financial expert” as defined in the rules and regulations of the SEC. Mr. Laney resigned as a member of the Audit Committee effective January 17, 2014.

In 2013, the Audit Committee met four times. The primary activity of the Audit Committee at these meetings was to review and approve the quarterly financial statements prepared by the General Partner on behalf of the Partnership and review the Partnership’s Reports on Form 10-Q for the quarterly periods ended March 31, 2013, June 30, 2013, and September 30, 2013 and approve the annual financial statements prepared by the General Partner on behalf of the Partnership and review the Partnership’s Report on Form 10-K for the annual period ended December 31, 2012. In addition, the committee conducted a review of the audit service needs of the Partnership and the General Partner, and made the decision to retain the services of Montgomery Coscia Greilich LLP for the fiscal year 2013.

The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on the Partnership’s website at www.centralenergylp.com.

Compensation Committee

The GP Agreement provides for a compensation committee (the “Compensation Committee”) responsible for: (1) reviewing and approving goals and objectives underlying the compensation of the Chief Executive Officer of the General Partner (“CEO”), evaluating the CEO’s performance in accordance with those goals and objectives, and determining and approving the CEO’s compensation; (2) recommending to the Board the compensation of executive officers other than the CEO, subject to Board approval; (3) administering any incentive compensation and equity-based plans, subject to Board approval; (4) preparing the compensation report required by the rules and regulations of the SEC; and (5) performing such other functions as may be specified in a written charter for the Compensation Committee, including reviewing and approving employment contracts of executive officers of the General Partner. On June 29, 2011, the Board of the General Partner appointed Messrs. Comegys, Laney and Wilhite to serve on the Compensation Committee. Mr. Laney was appointed to serve as the Chairman of the Compensation Committee. Subsequent to the CEGP Investment, Messrs. Laney, Spears and Wilhite were appointed to serve on the Compensation Committee. Mr. Denman was also appointed as an ex-officio member of the committee. Mr. Laney was elected to continue as the Chairman of the committee. The Board has determined that each of Messrs. Laney, Spears and Wilhite meet the independence requirements as determined by the rules and regulations of the SEC for audit committee members. Mr. Laney resigned his position as a member and Chairman of the Compensation Committee effective January 17, 2014. At a meeting of the Board held on March 26, 2014, Mr. G. Thomas Graves was appointed to replace Mr. Laney as a member and as Chairman of the Compensation Committee and Mr. Bell was appointed to serve on the committee.

Mr. Wilhite is “independent” within the meaning of Rule10C-1 promulgated by the SEC under the Exchange Act. Neither Mr. Spears nor Mr. Graves are independent within the meaning of Rule 10C-1. The rule, as promulgated, does not apply to limited partnerships.

In 2013, the Compensation Committee met two times. The purpose of these meetings was to review and recommend approval of the Employment Agreement of Mr. Ian Bothwell, the Executive Vice President, chief Financial Officer and Secretary of the General Partner and an amendment to such Employment Agreement. See ‘Item 13 – Certain Relationships and Related Transactions, and Director Independence – Employment Agreements – Mr. Ian K. Bothwell” for additional details regarding Mr. Bothwell’s Employment Agreement as amended.

The Compensation Committee has only addressed the compensation of Mr. Bothwell as all other executive officers of the General Partner are currently retained without the payment of compensation. Each of Messrs. Denman, Graves and Weir have agreed to serve in their respective capacities as Chief Executive Officer, Chairman of the Board and Senior Vice President without cash compensation until the Partnership has sufficient positive cash flow to provide for salaries to such executive officers. In lieu of cash consideration, the Board has approved the grant of Common Units to each of these executive officers, the details of which are set forth in “Item 12 – Executive Compensation – Equity Compensation.” The determination of the appropriate amount of cash and equity compensation has been determined as the result of a survey of oil and gas master limited partnerships which registered their respective securities with the SEC during the last two fiscal years (a sample group of 13 partnerships), taking into consideration the fact that executive officers and directors of the General Partner are serving without any cash compensation at the present time.

The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is available on the Partnership’s website at www.centralenergylp.com.

None of the executive officers of the General Partner serves as a member of the compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of the Board of the General Partner or its Compensation Committee.

Conflicts Committee

The Partnership Agreement and the GP Agreement each provide for a conflicts committee (the “Conflicts Committee”) to be composed of no less than three members of the Board of Directors of the General Partner, at least two of whom the Board of Directors has determined to be “independent”. The purpose of the Conflicts Committee is to: (a) approve or disapprove, as the case may be, any matters regarding the business and affairs of the General Partner and the Partnership required to be considered by, or submitted to, the Conflicts Committee pursuant to the terms of the Partnership Agreement, (b) approve or disapprove, as the case may be, the entering into of any material transaction between the General Partner and any member of the General Partner or any Affiliate of such member, other than transactions in the ordinary course of business, (c) approving any of the following actions: (1) make or consent to a general assignment for the benefit of the creditors of the Partnership; (2) file or consent to the filing of any bankruptcy, insolvency or reorganization petition for relief under the United States Bankruptcy Code naming the Partnership, or otherwise seek, with respect to the Partnership, relief from debts or protection from creditors generally; (3) file or consent to the filing of a petition or answer seeking for the Partnership a liquidation, dissolution, arrangement, or similar relief under any law; (4) file an answer or other pleading admitting or failing to contest the material allegations of a petition filed against the General Partner or the Partnership in a proceeding of the type described in any of clauses (1)-(3); (5) seek, consent to, or acquiesce in the appointment of a receiver, liquidator, conservator, assignee, trustee, sequestrator, custodian or any similar official for the Partnership or for all or any substantial portion of such entity’s properties; (6) sell all or substantially all of the assets of the Partnership; (VII) dissolve or liquidate the Partnership, other than in accordance with Article XII of the Partnership Agreement; and (8) merge or consolidate the Partnership; (d) amending (1) the definition of “Independent Director” in Section 6.2(b) of the GP Agreement, (2) the requirement that at least two (2) of the directors of the Conflicts Committee be Independent Directors, or (e) performing such other functions as the Board may assign from time to time, or as may be specified in a written charter of the Conflicts Committee. On August 11, 2012, the Board of Directors of the General Partner appointed Messrs. Anbouba, Comegys, Laney, Montgomery and Wilhite to serve on the Conflicts Committee. Mr. Comegys was appointed to serve as the Chairman of the Committee. Subsequent to the CEGP Investment, Messrs. Bell, Chae and Wilhite were appointed to serve on the Conflicts Committee, with Mr. Wilhite appointed to serve as Chairman of the committee.

The Conflicts Committee met twice in 2013. The purpose of the first meeting was to consider the terms and merits of the Hopewell Loan to Regional. The committee determined that the terms and conditions of the Hopewell Loan were as or more favorable than the terms that Regional could have obtained from an independent third party. The second meeting was to evaluate the terms and conditions of a proposed purchase of assets under contract with an Affiliate of Messrs. Laney and Montgomery. The committee approved the execution of a letter of intent with such affiliated entity, subject to certain modifications of the terms of the letter of intent intended to reduce the possible conflicts between the Partnership and the affiliated entity.

The written charter of the Conflicts Committee and its responsibilities are set forth in Section 6.2(f)(iii)(A) of the GP Agreement, a copy of which is available on the Partnership’s website at www.centralenergylp.com.

Executive Officers of the General Partner

The names of the General Partners’ executive officers at December 31, 2013, and certain information about each of them are set forth below.

Name of Executive Officer	Age	Position with the General Partner or Regional	Officer Since

John L. Denman, Jr.	53	Chief Executive Officer and President	Since 11/26/2013

Ian T. Bothwell	54	Executive Vice President, Chief Financial Officer and Secretary	Since 11/17/2010

Douglas W. Weir	57	Senior Vice President	Since 12/19/2013

Daniel P. Matthews	53	Vice President and General Manager of Regional	Since 07/27/2007

For biographical information of Messrs. Denman, Anbouba and Montgomery, please see “Directors of the General Partner” above.

On November 26, 2013, Mr. Imad K. Anbouba tendered his resignation as the Chief Executive Officer and President of the General Partner, and Mr. Carter R. Montgomery tendered his resignation as the Executive Vice President of Corporate Development of the General Partner. By Written Consent, effective November 26, 2013, the Board accepted the resignations of Messrs. Anbouba and Montgomery and appointed John L. Denman, Jr. as the Chief Executive Officer and President of the General Partner.

The General Partner has not executed an employment agreement with any of Messrs. Denman, Graves or Weir at this time, and it is not contemplated that such an agreement will be executed in the foreseeable future. Each of Messrs. Denman, Graves and Weir has agreed to waive any salary from the General Partner until such time as Central is in better financial condition and able to absorb the cost of such salaries.

Ian T. Bothwell was elected Treasurer of the General Partner in 2003. In 2004, Mr. Bothwell was elected to serve as Chief Financial Officer, Vice President and Assistant Secretary of the General Partner. He was elected Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary of Penn Octane in October 1996. In November 2006, he was appointed Acting Chief Executive Officer and Acting President of the General Partner and of Penn Octane, from which positions he resigned in November 2011. In November 2010, he was appointed Executive Vice President, Chief Financial Officer and Secretary of the General Partner. He also served as a director of Penn Octane from March 1997 until July 2004. Since July 2007, Mr. Bothwell has served as President and a director of Regional Enterprises, Inc. Since April 2007, Mr. Bothwell has served as the President and controlling member of Rover Technologies, LLC, a company formed to provide management solutions to the public transportation industry. Mr. Bothwell received his Bachelor of Science in Business Administration from Boston University.

Douglas W. Weir was elected Senior Vice President of the General Partner on December 19, 2013. Mr. Weir served as a Property Accountant for Texas Oil and Gas Corporation from 1980 to 1983 and as the Controller of Berea Oil and Gas Corp. from 1986 to 1990. From 1991 to June 2007, he served as Senior Vice President, CFO and Treasurer of Toreador Resources Corporation, a publicly-traded oil and gas exploration company. From July 2007 to the present, he has served as the Chief Financial Officer and Principal of Katy Resources, LLC, a Dallas, Texas based private oil and gas company. He holds a Bachelor in Business Administration degree in Accounting from the University of Texas, Arlington and is a Certified Public Accountant.

Daniel P. Matthews has served in various capacities with Regional Enterprises, Inc. since 1998 when he was hired as the Terminal Manager at the Hopewell, Virginia facility. He served in this capacity until April 2005 when he was promoted to Vice President of Operations. In July 2007, he was promoted to his current position of Vice President and General Manager of the company. From 1978 through 1998, Mr. Matthews served a distinguished career with the U.S. Army in the aviation branch retiring as a senior non-commissioned officer and master aircraft technician.

Involvement in Certain Legal Proceedings

None of the directors or executive officers of the General Partner has, to the best of our knowledge, during the past ten years:

•	Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time hereof, or any corporation or business association of which he was an executive officer at or within two years before the time hereof;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

◦ Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

◦ Engaging in any type of business practice; or

◦ Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•	Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

•	Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Code of Business Conduct

The General Partner has adopted a code of conduct that applies to the General Partner’s executive officers, including its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of conduct is available on the Partnership’s website at www.centralenergylp.com. These standards were adopted by the Board to promote transparency and integrity. The standards apply to the Board, executives and employees. Waivers of the requirements of the Code of Ethics or associated polices with respect to members of the Board or executive officers are subject to approval of the full Board.

Our Code of Ethics includes the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of this Code; and

•	Accountability for adherence to this Code.

On an annual basis, each director and executive officer will be obligated to complete a Director and Officer Questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Pursuant to the Code of Ethics, the Conflict Committee and the Board are charged with resolving any conflict of interest involving management, the Board and employees on an ongoing basis.

Insider Trading Policy

The Board of the General Partner has adopted an Insider Trading Policy on August 11, 2011. A copy of the policy is available on the Partnership’s website at www.centralenergylp.com. This policy establishes the guidelines and rules for trading or causing the trading of (i) any current or future securities issued by the Partnership, including the Common Units, and (ii) the securities of other publicly-traded companies while an officer, director or employee of the General Partner, the Partnership or any subsidiary of the Partnership (collectively, referred to in the policy as the “companies”) are in possession of confidential, non-public information. The policy prohibits the trading of securities of the Partnership in certain circumstances by all officers, directors and employees of the companies and the trading by “covered persons,” which includes all directors of the companies, officers of the General Partner and subsidiaries of the Partnership at the level of vice president and above (including the Chief Financial Officer of the General Partner and the Controller of any subsidiary of the Partnership or the General Partner) and certain other employees, in special circumstances as outlined in the policy. The policy requires the designation of a compliance officer, which is G. Thomas Graves, Chairman of the Board of the General Partner, to perform certain tasks imposed by the policy.

Compliance under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the General Partner’s directors and executive officers, and persons who own more than 10% of a registered class of the Partnership’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 filed with the SEC, the Partnership is aware that Mr. Ian Bothwell, Executive Vice President, Chief Financial Officer and Secretary of the General Partner failed to timely report the purchase of Common Units acquired on each of November 19, 2013, November 20, 2013 and January 15, 2014. A Form 4 reporting each of these purchases was filed with the SEC on March 10, 2014.

Item 11. Executive Compensation.

The Partnership does not have any directors, managers or officers. The Board and officers of the General Partner perform all management functions for the Partnership. Officers of the General Partner are appointed by its Board of Directors as described under the caption “Directors of the General Partner” above. All officers of the General Partner are paid directly by the General Partner. The General Partner is entitled to receive reimbursement for all direct and indirect expenses it incurs on the Partnership’s behalf, including general and administrative expenses. The direct expenses include the salaries and benefit costs related to employees of the General Partner who provide services to the Partnership. The General Partner has sole discretion in determining the amount of these expenses.

Compensation of Members of the Board and Executive Officers

Each member of the Board of the General Partner has agreed to serve without cash remuneration. On December 19, 2013, the Board authorized the issuance of 75,000 Common Units to each of Messrs. Bell and Wilhite and 37,500 Common Units to Mr. Chae pursuant to the terms of the 2005 Equity Incentive Plan of the Partnership as compensation for their service on the Board. The grant of Common Units is to be effective upon the execution of unit grant agreements with each of the recipients. As of the filing of this Annual Report, the unit grant agreements had not been finalized or executed by the recipients. On March 26, 2014, the Board approved an authorization by its Compensation Committee to grant 75,000 Common Units to each of Messrs. Anbouba, Comegys, and Lutz and Swank Investment Partners, LP and an additional 37,500 Common Units to Mr. Chae. The Common Unit grants are to be effective on the date that agreements for such grants are executed by the recipients and are to be priced at either (i) the closing price of Common Units as quoted on the OTC Pink on the date of execution of such agreements or the average bid and asked price of the Common Units as quoted on the OTC Pink on that date.

The following table below sets forth a summary of compensation paid to each of the named executive officers of the General Partner for the last two fiscal years ended December 31, 2013. Each of Messrs. Denman, Graves and Weir have waived any payment of cash compensation until such time as Central has sufficient cash flow to make such payments.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)		Total Actually Received ($)

Imad K. Anbouba	2012	80,000	(1)								-0-
CEO & President	2013	72,330	(1)						101,993	(4)	274,323

G. Thomas Graves	2013	-0-									-0-
Chairman of the Board

John L. Denman, Jr. – CEO & President	2013	-0-									-0-

Carter R. Montgomery	2012	80,000	(1)								-0-
EVP – Corporate Development	2013	72,330 (1)							87,745	(4)	260,075

Ian T. Bothwell -	2012	275,000	(2)								120,312
EVP, CFO & Secretary	2013	275,000	(2)		16,000 (3)				40,769	(2)	437,094

Douglas W. Weir – Senior Vice President	2013	-0-									-0-

Daniel P. Matthews -	2012	150,200									150,200
VP of Regional	2013	150,200									150,200

(1)	On May 9, 2012, Mr. Anbouba was appointed Chief Executive Officer and President of the General Partner, and Mr. Montgomery was appointed Executive Vice President – Corporate Development. Effective November 1, 2011, each of Messrs. Anbouba and Montgomery agreed to waive the payment of any salary until such time as the financial performance of Central was sufficient to make such payments. In connection with the CEGP Investment, each of Messrs. Anbouba and Montgomery resigned as officers of the Company effective November 26, 2013.

(2)	Effective January 1, 2012, Mr. Bothwell agreed to defer receiving any compensation until such time as the financial performance of Central was sufficient to make such payments. Beginning June 2012, Mr. Bothwell began receiving a portion of his ongoing salary. In connection with the CEGP Investment, Mr. Bothwell received a payment of $216,123, representing all accrued and unpaid salary owing through October 2013. In addition, Mr. Bothwell’s employment agreement provides for (i) the payment of $40,769 in connection with interest owed for past due advances made to Regional by Executive to cover operating expenses, payable on December 14, 2014, and (ii) the deferral of 25% of Mr. Bothwell’s salary beginning November 2013, which amount is payable on each anniversary date of the employment agreement in the form of a “bonus.”

(3)	Mr. Bothwell received a grant of 200,000 Common Units during 2013 pursuant to the terms of Mr. Bothwell’s employment agreement. The closing price of the Common Units on the date of the grant was $0.08 per Common Unit.

(4)	Represents the net additional payment made to each person at the closing of the CEGP Investment. The payment represents the portion of all accrued and unpaid salary and a severance payment made pursuant to the terms of such person’s employment agreement in the event of a change in control of the Partnership. These payments were made in satisfaction of a full release from each such person for any claims, existing or potential, against the General Partner, the Partnership, each person or entity involved in the CEGP Investment, and each of their respective representatives. The total amount of all cash compensation received by Messrs. Anbouba and Montgomery in connection with the CEGP Investment was $274,323 and $260,075, respectively.

On March 26, 2014, the Board of the General Partners approved an authorization by its Compensation Committee to grant Common Unit options under its 2014 Plan to each of its executive officers. The authorization entitles each of Messrs. Bothwell, Denman, Graves, Matthews and Weir to receive grants of non-qualified Common Unit options of 75,000, 500,000, 300,000, 75,000 and 250,000 Common Units, respectively. The options are to vest over a three-year period pro rata commencing on the first anniversary date of the effective date of the grant. Each of the Common Unit options are effective on the date that agreements for such options are executed by the recipients and are to be priced at either (i) the closing price of Common Units as quoted on the OTC Pink on the date of execution of such agreements or (ii) the average bid and asked price of the Common Units as quoted on the OTC Pink on that date.

Securities Authorized for Issuance under Equity Compensation Plans

On March 9, 2005, the Board of Directors of the General Partner (“Board”) approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan permits the grant of Common Unit options, Common Unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of Central or the General Partner or any affiliate of Central or the General Partner. The plan provides anti-dilution protection as determined by the Compensation Committee for a combination, exchange or extra-ordinary distribution of Common Units, reorganization, recapitalization or any similar event affecting the Common Units or other securities of the Partnership. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan was 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the Board of the General Partner may determine. At December 31, 2013, there were 234,810 Common Units available for issuance under the 2005 Plan. On March 26, 2014, the Board approved an authorization by its Compensation Committee to grant 75,000 Common Units to each of Messrs. Anbouba and Comegys and Swank Investment Partners, LP under the terms of the 2005 Plan. The Common Unit grants are to be effective on the date that agreements for such grants are executed by the recipients and are to be priced at either (i) the closing price of Common Units as quoted on the OTC Pink on the date of execution of such agreements or (ii) the average bid and asked price of the Common Units as quoted on the OTC Pink on that date.

On March 26, 2014, the Board of the General Partner authorized and approved the 2014 Long-Term Incentive Compensation Plan of Central Energy Partners, LP (“2014 Plan”). The 2014 Plan permits the grant of incentive and non-incentive Common Unit Options, Common Unit Appreciation Rights, Restricted Common Unit Grants, Common Units, Common Unit Value Equivalents and Substitute Awards to employees and directors of the General Partner and any entity in which the Partnership holds 50% or more of the equity interests, directly or indirectly, of such entity. In each case other than a Restricted Common Unit award or a Common Unit award, the Compensation Committee may also grant the recipient of the award the right to receive an amount equal to the minimum quarterly distributions associated with such Common Units. All awards, except an outright grant of Common Units, is subject to forfeiture upon termination of an executive officer, employee or director for any reason unless the Compensation Committee establishes other criteria in the grant of an award. The 2014 Plan authorizes the issuance of up to 3,300,000 Common Units, subject to amendment to increase the amount of authorized Common Units. The plan provides anti-dilution protection for the recipient of an award in the case of a reorganization, combination, exchange or extra-ordinary distribution of Common Units, a merger, consolidation or combination of the Partnership with another entity, or a “change of control” of the Partnership or the General Partner. The 2014 Plan shall remain in effect until December 31, 2023, unless sooner terminated by the Board of the General Partner in accordance with its terms. On March 26, 2014, the Board of the General Partner approved an authorization by its Compensation Committee to grant Common Unit options under its 2014 Plan to each of its executive officers. The authorization entitles each of Messrs. Bothwell, Denman, Graves, Matthews and Weir to receive grants of non-qualified Common Unit options of 75,000, 500,000, 300,000, 75,000 and 250,000 Common Units, respectively. The options are to vest over a three-year period pro rata commencing on the first anniversary date of the effective date of the grant. Each of the Common Unit options are effective on the date that agreements for such options are executed by the recipients and are to be priced at either (i) the closing price of Common Units as quoted on the OTC Pink on the date of execution of such agreements or (ii) the average bid and asked price of the Common Units as quoted on the OTC Pink on that date.

Each of the 2005 Plan and the 2014 Plan are administered by the Compensation Committee of the Board of the General Partner. In addition, the Board may exercise any authority of the Compensation Committee under the 2005 Plan. The Compensation Committee has broad discretion in issuing awards under either plan and amending or terminating either plan. Under the terms of the Partnership Agreement, no approval of either the 2005 Plan or the 2014 Plan by the Limited Partners of the Partnership is required.

The following table sets forth the number of Common Units available for issuance by the Partnership pursuant to the 2005 Plan and the 2014 Plan as of March 26, 2014, and other options and warrants and rights granted as of that date.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (per unit) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders(1)	3,000,000	(1)	—	3,722,310	(2)
Total	3,000,000	(1)	—	3,722,310	(2)

(1)	Represents 3,000,000 Performance Warrants issued to JLD Services, Ltd. and Mr. G. Thomas Graves in connection with the CEGP Investment. See “Item 13. – Certain Relationships and Related Transactions, and Director Independence – CEGP Investment” for additional information related to the CEGP Investment and the Performance Warrants.

(2)	Represents 9,810 Common Units available for issuance under the Partnership’s 2005 Plan and 1,987,500 Common Units available for issuance under the Partnership’s 2014 Plan giving effect to the pending issuance of Common Unit grants and options authorized by the Compensation Committee described under “Compensation of Members of the Board and Executive Officers” above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of Partnership Common Units beneficially owned as of March 15, 2014 by each person known by the Partnership to own beneficially more than 5% of its outstanding Common Units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Cushing MLP Opportunity Fund, L.P.	7,413,013	38.88%

Central Energy Acquisition LLC	3,000,000	15.73%

Sanctuary Capital LLC	1,017,922	5.34%

The following table sets forth the number of Common Units of the Partnership beneficially owned as of March 15, 2014, by each director of the General Partner, each named executive officer, and all directors and named executive officers as a group. The address of each person in the table below is c/o Central Energy Partners LP, 4809 Cole Avenue, Suite 108, Dallas, Texas 75205.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Imad K. Anbouba	0		0.00%

Alan D. Bell	0		0.00%

Ian T. Bothwell	761,440		3.99%

Alexander C. Chae	0		0.00%

William M. Comegys III	318,100		1.67%

John L. Denman, Jr.	3,000,000	(2)	15.73%

G. Thomas Graves, III	3,000,000	(2)	15.73%

Robert H. Lutz	0		0.00%

Daniel P. Matthews	0		0.00%

Daniel L. Spears(3)	7,413,013		38.88%

Douglas W. Weir	0		0.00%

Michael T. Wilhite, Jr.(4)	763,441		4.00%

All Directors and Named Executive Officers as a group (11 persons)	12,255,994		64.28%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common Units which are purchasable under options which are currently exercisable, or which will become exercisable no later than 60 days after March 15, 2014, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all Common Units shown as beneficially owned by them.

(2)	Includes 3,000,000 Common Units held by JLD Services, Ltd., a Texas limited liability company. Messrs. Denman and Graves are control persons of such entity and each may be deemed to be the beneficial owner of the Partnership’s Common Units held by such company. Messrs. Denman and Graves each disclaim beneficial ownership of such Common Units except to the extent of his pecuniary interest therein and nothing in this report shall be deemed an admission of beneficial ownership of such Common Units for purposes of Section 16 of the Exchange Act or any other purpose.

(3)	Includes 7,413,013 Common Units held by Cushing MLP Opportunity Fund, L.P., a Delaware limited partnership. Mr. Spears is the portfolio manager of Cushing MLP Opportunity Fund, L.P. and he may be deemed to be the beneficial owner of the issuer’s Common Units held by such fund. Mr. Spears disclaims beneficial ownership of such Common Units except to the extent of his pecuniary interest therein and nothing in this report shall be deemed an admission of beneficial ownership of such Common Units for purposes of Section 16 of the Exchange Act or for any other purpose.

(4)	Mr. Wilhite is Vice President and General Counsel of Mustang Drilling, Inc. and may be deemed to be the beneficial owner of the issuer’s Common Units held by such company. Mr. Wilhite disclaims beneficial ownership of such Common Units except to the extent of his pecuniary interest therein and nothing in this report shall be deemed an admission of beneficial ownership of such Common Units for purposes of Section 16 of the Exchange Act or for any other purpose.

Distributions and Incentive Distribution Rights

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

Limited Partners

Pursuant to the terms of the Partnership Agreement, Limited Partners are entitled to receive a minimum quarterly distribution of $0.25 per Common Unit. Due to the lack of distributable cash, the Partnership has not made minimum quarterly distributions to its Unitholders or the General Partner since August 18, 2008 for the quarter ended June 30, 2008. The Partnership currently does not have sufficient available cash to resume making the minimum quarterly distribution of $0.25 per Common Unit or any other amount to its Partners. Similarly, the Partnership does not foresee the ability to make distributions of $0.25 per Common Unit or any other amount to its Partners. Furthermore, if an acquisition is completed, management expects that the terms of any related financing will contain some form of restriction on the Partnership’s ability to make distributions on its Common Units until such time as the acquired operations have been stabilized and the Partnership has built adequate cash reserves for its operations. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information regarding Central’s current financial condition.

Based on Central’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011, until an undetermined future quarter to be established by the Board of Directors of the General Partner. At the present time, the limited partners of Central Energy, LP and the limited partners of CEGP collectively hold 82.5% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. The ability of the Partnership to make distributions can be further impacted by many factors including the ability to successfully complete an acquisition, the financing terms of debt and/or equity proceeds received to fund the acquisition and the overall success of the Partnership and its operating subsidiaries.

In addition to eliminating the obligation to make payments of any unpaid minimum quarterly distributions until an undetermined future date to be established by its Board of the General Partner, the General Partner expects that the minimum quarterly distribution amount and/or the target distribution levels will be adjusted to a level which reflects the existing economics of the Partnership and provides for the desired financial targets, including Common Unit trading price, targeted cash distribution yields and the participation by the General Partner in incentive distribution rights. The Partnership’s current cash flow will not support the minimum quarterly distribution of $0.25 per Common Unit. As a result, management anticipates adjusting the current minimum quarterly distribution in connection with its next acquisition to more accurately reflect he cash flows of the partnership and the additional Common Units or other securities issued in connection with such acquisition. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

General Partner

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Policy for Reviewing Any Related Party Transaction

The Conflict Committee of the Board of the General Partner is responsible for reviewing, and approving or rejecting, any related party transaction between the Partnership or the General Partner on one hand and any member, director or executive officer or any Affiliate of any such person or entity on the other hand. Please see “Item 10. – Directors, Executive Officers and Corporate Governance – Conflicts Committee” for additional information regarding the responsibilities of the Conflicts Committee.

Employment Agreements

Messrs. Imad K. Anbouba and Carter R. Montgomery

During December 2010, the Board of Directors of the General Partner approved employment agreements with each of Messrs. Imad K. Anbouba and Carter R. Montgomery, Executive Officers of the General Partner. Each of the employment agreements provided, among other things, Messrs. Anbouba and Carter the right to receive an annual salary of $80,000. In addition, in the event of a change of control of the General Partner, each of Messrs. Montgomery and Carter were entitled to receive (i) all accrued and unpaid salary, expenses, vacation, bonuses and incentives awarded prior to termination date (and all non-vested benefits shall become immediately vested), (ii) severance pay equal to 36 months times the employee’s current base monthly salary and (iii) for a period of 24 months following termination, continuation of all employee benefit plans and health insurance as provided prior to termination.

Effective November 1, 2011, Messrs. Anbouba and Montgomery, executive officers of the General Partner, agreed to forego any further compensation until such time as the General Partner completed its plan for recapitalizing the Partnership and obtaining sufficient funds needed to conduct its operations. The Partnership had also failed to reimburse expenses to Messrs. Anbouba and Montgomery since September 2011.

In connection with the CEGP Investment, as a condition to Closing, Messrs. Anbouba, Chief Executive Officer and President of the General Partner, and Montgomery, Executive Vice President of Corporate Development of the General Partner, executed a general release of claims in favor of the General Partner in exchange for the payment of (1) 20% of the accrued but unpaid salaries and business expenses of Messrs. Anbouba and Montgomery and (2) the severance payment of $240,000 owed to each such officer under the terms of their respective employment agreements as a result of a “change of control” event which occurred when CEGP acquired 55% of the membership interests of the General Partner.

Mr. Ian T. Bothwell

On March 20, 2013, the Board of Directors approved the entering into an employment agreement with Mr. Ian T. Bothwell, Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional (“Executive”). The general provisions of the employment agreement (“Agreement”) include:

•	the term of employment is for a period of two years unless terminated as more fully described in the Agreement; provided, that on the second anniversary and each annual anniversary thereafter, the Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days’ prior to the applicable renewal date;

•	the Executive will serve as Executive Vice President, Chief Financial Officer and Secretary of the General Partner and President of Regional;

•	the Executive will receive an annual salary of $275,000 (“Base Salary”) which may be adjusted from time to time as determined by the Board of Directors of the General Partner (as more fully described in the Agreement, Regional will pay a minimum of 75% of the Base Salary);

•	for each calendar year of the employment term, the Executive shall be eligible to receive a discretionary bonus to be determined by the General Partner’s Board of Directors in its sole and absolute discretion;

•	the Executive shall be entitled to five weeks of paid vacation during each 12-month period of employment beginning upon the effective date of the Agreement;

•	the Executive will be entitled to other customary benefits including participation in pension plans, health benefit plans and other compensation plans as provided by the General Partner;

•	the Agreement terminates (a) upon death, (b) at any time upon notice from the General Partner for cause as more fully defined in the Agreement, (c) by the General Partner, without cause, upon 15 days advance notice to the Executive, or (d) by the Executive at any time for Good Reason (as more fully defined in the Agreement) or (e) by the Executive without Good Reason (as more fully defined in the Agreement) upon 15 days advance notice to the General Partner;

•	the Executive is granted 200,000 common units of the Partnership under the Partnership’s 2005 Plan which shall vest immediately upon such grant as set forth in a separate Unit Grant Agreement between the Executive and the General Partner. All of the terms and conditions of such grant shall be governed by the terms and conditions of the 2005 Plan and the Unit Grant Agreement; and

•	in addition to any grants of Common Units or other securities of the Partnership as the Compensation Committee of the Board may determine from time to time pursuant to one or more of the Partnership’s benefit plans, the General Partner shall provide to the Executive one or more future grants of Common Units (“Contingent Grants”) of the Partnership equal to the number of common units determined by dividing (1) one and one-half percent (1.5%) of the gross amount paid for each of the next one or more acquisitions completed by the Partnership, and/or an affiliate of the Partnership during the term of this Agreement, which gross amount shall not exceed $100 million (each an “Acquisition”), by (2) the average value per common unit assigned to the equity portion of any consideration issued by the Partnership and/or an affiliate of the Partnership to investors in connection with each Acquisition including any provisions for adjustment to equity as offered to investors, if applicable.

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

On December 19, 2013, the Board of the General Partner approved an amendment to the Agreement which provided for the following:

•	The right to receive the Contingent Grant will occur only after the Partnership has completed one or more Acquisitions in which the gross purchase price exceeds $35 million.

•	An increase of the gross amount of Acquisitions to be used in calculating the Contingent Grant from $100 million to $200 million.

•	The Executive’s right to receive the full amount of the Contingent Grant will not terminate until fully issued, except where Executive is terminated for “cause” as defined in the amendment.

•	The Executive shall receive an amount of $40,769 by December 14, 2014 in connection with interest owed for past due advances made to Regional by Executive to cover operating expenses, which advances were paid to Executive in connection with the CEGP Investment.

•	The Executive shall defer 25% of his base annual salary until each anniversary date of the Agreement at which time such amount shall be paid in full.

Intercompany Loans

In connection with the Regional acquisition, on July 26, 2007, Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at December 31, 2013 is $4,109,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional. Regional does not have the cash to pay the Central Promissory Note if a demand were to be made by Central for payment.

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. At December 31, 2013, the cash advances made by the Partnership to Regional under the intercompany demand note totaled $2,068,000. The note bears interest at the rate of 10% annually from January 1, 2011. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Reimbursement Agreements

Effective November 17, 2010, the Partnership moved its principal executive offices to Dallas, Texas. Pursuant to a month-to-month Reimbursement Agreement, from November 2010 through December 2013, the Partnership reimbursed AirNow Compression Systems, LTD (“Airnow”), an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President until November 2013 for the monthly payment of allocable “overhead costs,” which included rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by C Thomas Graves III, the Chairman of the Board of the General Partner. As a result, the Reimbursement Agreement with Airnow was terminated, and the Partnership entered into a new reimbursement agreement with Katy on a month to month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of November 26, 2013.

Management Fee Paid by Regional

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the years ended December 31, 2012 and 2013, Regional recorded allocable expenses of $386,000 and $287,000, respectively.

Hopewell Loan

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional up to $2,500,000 (“Hopewell Loan”), of which $1,998,000 was advanced on such date and an additional $252,000 and $250,000 was advanced on March 26, 2013 and July 19, 2013, respectively. At the time the Hopewell Loan was obtained, William M. Comegys III, was a member of the Board of Directors of the General Partner, as well as the managing member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

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

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Regional is required to make interest payments only of $25,000 per month until June 2014 and then equal monthly payments of $56,000 (principal and interest) each month thereafter until March 2016 at which time a balloon payment of $1,844,000 will be due.

Per the Hopewell Loan Agreement, Regional is required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to Regional, declare the Hopewell Note immediately due and payable.

Item 14. Principal Accountant Fees and Services.

Central has been billed as follows for the professional services of Montgomery Coscia Greilich, LLP rendered during the year ended December 31, 2012 and 2013:

	2012	2013
Audit Fees	$76,580	$129,030
Audit — Related Fees	$-	$-
Tax Fees(1)	$119,849	$99,172
All Other Fees	$-	$-

(1)	Represents fees billed for tax compliance, tax advice and tax planning services.

The General Partner’s Audit Committee approves the engagement of the Central’s independent auditor to perform audit-related services. The Audit Committee does not formally approve specific amounts to be spent on non-audit related services which in the aggregate do not exceed amounts to be spent on audit-related services. In determining the reasonableness of audit fees, the Audit Committee considers historical amounts paid and the scope of services to be performed. The Audit Committee has determined that the professional services rendered by our accountants are compatible with maintaining the principal accountant’s independence. The Audit Committee gave prior approval to all audit services in 2012 and 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	Financial Statements and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Central Energy Partners LP

Report of Independent Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2012 and 2013

Consolidated Statements of Operations for each of the two years in the period ended December 31, 2013

Consolidated Statement of Partners’ Capital for each of the two years in the period ended December 31, 2013

Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2013

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

b. Exhibits.

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.
2.1	Distribution Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and its Subsidiaries. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

2.2	Amended and Restated Purchase and Sale Agreement, dated August 15, 2006, by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on November 20, 2006, SEC File No. 000-50394).

2.3	Agreement and Plan of Merger, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., Regional Enterprises, Inc. (also known as Regional Enterprises, Inc.); the shareholders; and W. Gary Farrar, Jr. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

2.4	Articles of Merger of Regional Enterprises, Inc. and Regional Enterprises, Inc., dated July 27 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.
2.5	Asset Purchase Agreement, dated October 1, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.6	Amendment to Asset Purchase Agreement, dated November 16, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.7	Asset Purchase Agreement, dated as of October 1, 2007, by and between Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.8	Amendment to Asset Purchase Agreement, dated October 25, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.9	Second Amendment to Asset Purchase Agreement, dated November 16, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.10	Stock Purchase Agreement, dated October 2, 2007, by and between Rio Vista GO, GO LLC, Outback Production Inc., Gary Moores and Bill Wood. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.11	Amendment to Membership Interest Purchase and Sale Agreement, dated November 16, 2007, by and between Rio Vista Energy Partners L.P., Rio Vista GO LLC, Outback Production Inc., GO LLC, and Gary Moores and Bill Wood. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.12	Purchase and Sale Agreement, dated December 26, 2007, by and among Rio Vista Operating Partnership L.P., Penn Octane International, LLC, TMOC Corp., TLP MEX L.L.C. and RAZORBACK L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on January 3, 2008, SEC File No. 000-50394).

2.13	Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

2.14	Third Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, effective July 21, 2010 and dated August 9, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 13, 2010, SEC File No. 000-50394.)

2.15	Fourth Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, dated November 17, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

Exhibit No.
3.1	Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed July 10, 2003. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

3.2	Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed September 17, 2003. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

3.3	First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P., dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.4	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P., dated October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed on November 21, 2005, SEC File No. 000-50394).

3.5	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

3.6	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement, dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

3.7	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC, dated October 2, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 6, 2006, SEC File No. 000-50394).

3.8	First Amendment to the Amended and Restated Limited Liability Company Agreement of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.9	Amendment to Certificate of Formation of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.10	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.11	Amendment to Certificate of Limited Partnership of Rio Vista Energy Partners, L.P. dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.12	Second Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC, dated April 12, 2011. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

Exhibit No.
3.13	Second Amended and Restated Agreement of Limited partnership of Central Energy Partners LP, dated April 12, 2011. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

3.14 3.15 3.16

Amendment to Second Amended and Restated Agreement of Limited Partnership of the Partnership dated March 28, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

Third Amended and Restated Agreement of Limited Partnership of Central Energy Partners LP dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

Third Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.1	Specimen Unit Certificate for Common Units. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

4.2	Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

4.3	Registration Rights Agreement, dated December 3, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista GP LLC, Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on December 4, 2007, SEC File No. 000-50394).

4.4	Registration Rights Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P. and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)

4.5	Registration Rights Agreement dated as of August 1, 2011 by and among Central Energy Partners LP and the limited partners of Central Energy, LP. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and filed on August 15, 2011, SEC File No. 000-50394.)

Exhibit No.

4.6	Specimen Common Unit Certificate of Central Energy Partners LP (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2012, SEC File No. 000-50394.)

4.7

Amended and Restated Registration Rights Agreement by and among Central Energy Partners LP, the Group I Investors, CEGP Acquisition, LLC, JLD Investors, Ltd, and G. Thomas Graves III, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.8

Warrant Agreement issued by Central Energy Partners LP to JLD Services, Ltd. dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.9	Warrant Agreement issued by Central Energy Partners LP to G. Thomas Graves III dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

10.1	Contribution, Conveyance and Assumption Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.2	Omnibus Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.3	Amendment No. 1 to Omnibus Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.4	Purchase Contract, dated October 1, 2004, by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.5	Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.6	Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.7	Rio Vista Energy Partners L.P. Unit Option Agreement, dated July 10, 2003, granted to Shore Capital LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.8	Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

Exhibit No.1
10.9	Conveyance Agreement, dated December 31, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.10	Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC, dated September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.11	Guaranty & Agreement, dated September 15, 2004, between Rio Vista Operating Partnership L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.12	General Security Agreement, dated September 15, 2004, between Rio Vista Energy Partners L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.13	General Security Agreement, dated September 15, 2004, between Rio Vista Operating Partnership L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.14*	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 12, 2005, SEC File No. 000-50394).

10.15	Promissory Note, dated August 15, 2005, between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed on August 19, 2005, SEC File No. 000-50394).

10.16	Security Agreement, dated August 15, 2005, between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed on August 19, 2005, SEC File No. 000-50394).

10.17	Amended and Restated Consulting Agreement, dated November 15, 2005, by and among Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed on November 21, 2005, SEC File No. 000-50394).

10.18	Unit Purchase Option, dated February 6, 2007, between Shore Trading LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.19	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts, dated February 6, 2007, by and among Penn Octane Corporation, Rio Vista GP LLC and Shore Trading LLC. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

Exhibit No.
10.20	Consulting Agreement entered into on March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation and Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.21	Letter Agreement, dated March 5, 2007, by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.22*	Form of Rio Vista GP LLC Chairman Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.23*	Form of Rio Vista GP LLC Managers Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.24*	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.25*	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.26	Consulting Agreement, dated November 1, 2006, by and among Penn Octane Corporation And Rio Vista Energy Partners L.P. and Ricardo Canney. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.27	Consulting Agreement, dated July 2, 2007, by and between Rio Vista Energy Partners, L.P. and CEOcast, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.28	Employment and Non-Competition Agreement, dated July 27, 2007, by and between Regional Enterprises, Inc. and W. Gary Farrar, III. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.29	Escrow Agreement, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., W. Gary Farrar, Jr., and First Capital Bank. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.30	Loan Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P., and RZB Finance LLC (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.
10.31	Guaranty and Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.32	Guaranty and Agreement, dated July 26, 2007, by and between Penn Octane Corporation, and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.33	Guaranty and Agreement, dated July 26, 2007, by and between Rio Vista Operating Partnership L.P. and RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.34	$5,000,000 Promissory Note, dated July 26, 2007, issued by Rio Vista Energy Partners L.P. to RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.35	General Security Agreement, dated July 26, 2007, by and between RZB Finance LLC and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.36	Pledge Agreement, dated July 26, 2007, by and between: Rio Vista Energy Partners L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.37	First Amendment to Line Letter, dated July 26, 2007, by and between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.38	Debt Assumption Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P. and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.39	$5,000,000 Debt Assumption Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.40	$2,500,000 Promissory Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.41	Environmental Indemnity Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.
10.42	Reaffirmation of Security Agreements, dated July 26, 2007, by and among Rio Vista Energy Partners L.P., Penn Octane Corporation Rio Vista Operating Partnership L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.43	Binding Letter of Intent, dated September 12, 2007, by and between TransMontaigne Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.44	Restated and Amended Promissory Note, dated September 12, 2007, by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.45	Restated and Amended Security Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.46	First Priority Equity Interest Pledge Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P., with the acknowledgment of Penn Octane de Mexico, S. de R.L. de C.V. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.47	First Priority Equity Interest Pledge Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P., with the acknowledgment of Termatsal, S. de R.L. de C.V. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.48	Assignment Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., TransMontaigne Partners L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.49	Unit Purchase Agreement, dated November 29, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista GP LLC, Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on December 4, 2007, SEC File No. 000-50394).

10.50	Guaranty made as of November 19, 2007 by Rio Vista Eco LLC, Rio Vista GO LLC, GO LLC and MV Pipeline Company in favor of TCW Asset Management Company as administrative agent for Holders. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

Exhibit No.
10.51	Security Agreement dated as of November 19, 2007 by Rio Vista Penny LLC in favor of TCW Asset Management Company, as administrative agent. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.52	Assumption Agreement dated November 19, 2007 by and among GM Oil Properties, Inc., Rio Vista Penny LLC, TCW Asset Management Company, as administrative agent and the holders party to the Note Purchase Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.53	Rio Vista Energy Partners L.P. Common Unit Purchase Warrant issued to TCW Energy Funds X Holdings, L.P. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.54	Promissory note dated November 19, 2007 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.55	Note Purchase Agreement between Rio Vista Penny LLC, TCW Asset Management Company and TCW Energy Fund X Investors dated November 19, 2007. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.56	First Amendment to Note Purchase Agreement dated as of September 29, 2008 by and among Rio Vista Penny LLC, TCW Asset Management Company, and the Holders party to the Original Note Purchase Agreement. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.57	Amended and Restated Management Services Agreement, dated and effective as of September 29, 2008, is made by and among Rio Vista Operating LLC, Rio Vista Energy Partners L.P., and Rio Vista Penny LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.58	Promissory Note dated April 15, 2008 between Rio Vista Energy Partners L.P. and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.59	Amendment to Promissory Note dated June 27, 2008 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.60	Second Amendment to Promissory Note dated January 20, 2009 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.61	Second Amendment to Loan Agreement dated as of July 2008 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

Exhibit No.
10.62	Third Amendment to Loan Agreement dated as of December 2008 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.63	Fourth Amendment to Loan Agreement dated as of February 28, 2009 between RZB Finance LLC and Rio Vista. . (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.64	Fifth Amendment to Loan Agreement dated as of March 31, 2009 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.65	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated December 30, 2008 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.66	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated February 28, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.67	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated March 23, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.68	Letter Agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated April 13, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 20, 2009, SEC File No. 000-50394.)

10.69	Settlement Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P., Rio Vista ECO, LLC, TCW Asset Management Company, as administrative agent, and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)

10.70	Sixth Amendment, Assumption of Obligations and Release Agreement dated as of June 12, 2009 among RZB Finance LLC, Rio Vista Energy Partners L.P. and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 19, 2009, SEC File No. 000-50394.)

10.71	The press release of Rio Vista Energy Partners L.P. dated November 14, 2009, announcing the delay in filing the December 31, 2009 quarterly financial statements on Form 10-Q. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 17, 2009, SEC File No. 000-50394.)

Exhibit No.
10.72	The press release of Rio Vista Energy Partners L.P. dated November 14, 2009, announcing its receipt of the NASDAQ Determination Letter which denied Rio Vista’s plan for regaining compliance with NASDAQ Marketplace Rule 5250(c)(1). (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on October 2, 2009, SEC File No. 000-50394.)

10.73

The press release of Rio Vista Energy Partners L.P. dated November 23, 2009 announcing that its receipt of the NASDAQ letter indicating that Rio Vista’s failure to file the December 31, 2009 quarterly report on Form 10-Q would serve as additional basis for delisting Rio Vista securities from NASDAQ and the delinquent filing would be shared with the Listing Qualifications Panel in connection with Rio Vista’s appeal of NASDAQ decision to delist Rio Vista securities from the NASDAQ Capital market. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2009, SEC File No. 000-50394.)

10.74	Seventh Amendment dated as of May 21, 2010 between RZB Finance LLC and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

10.75	Conditional Acceptance of Settlement Offer and Release dated as of November 17, 2010, by and among each of Ian T. Bothwell, Bruce I. Raben, Ricardo Rodriquez, Murray J. Feiwell, Nicholas J. Singer and Douglas L. manner, on the one hand, and Rio Vista Energy partners L.P. on the other. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.76	Mutual Release dated as of November 17, 2010 by and among Penn Octane Corporation, Rio Vista Energy Partners, L.P. and Rio Vista GP, LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.77	Release dated as of November 17, 2010 by Rio Vista Energy Partners, L.P., Rio Vista GP, LLC and Central Energy, LP, and the persons identified on Schedule I attached thereto. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.78	Termination Agreement dated as of November 17, 2010 among Penn Octane Corporation, Rio Vista GP, LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.79*	Employment Agreement between Rio Vista GP, LLC and Imad K. Anbouba dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.80*	Employment Agreement between Rio Vista GP, LLC and Carter R. Montgomery dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.81	Installment Agreement dated November 17, 2010 by and between Regional Enterprises, Inc. and the Internal Revenue Service. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

Exhibit No.
10.82	Buy-Sell Agreement dated April 13, 2011 by and among Imad K. Anbouba, Carter R. Montgomery and the Cushing MLP Opportunity Fund I, L.P. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.83	Reimbursement Agreement effective November 17, 2010, by and between Central Energy GP LLC and AirNow Industrial Compressions Systems, LTD. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.84	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.85*	Employment Agreement of Donald P. Matthews dated November 22, 2011. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 28, 2011, SEC File No. 000-50394.)

10.86	Form of Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.87	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.88	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

10.89	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.90	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.91	Response and Notice of Default and Reservation of Rights dated September 14, 2012 from RB International Finance (USA) LLC (“RBI”) in connection with the Loan Agreement dated as of July 26, 2007 (as amended, supplemented or otherwise modified from time to time) between Regional Enterprises, Inc. (as successor by assumption of obligations to the Partnership) and RBI. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on September 21, 2012, SEC File No. 000-50394.)

10.92	Notice of Default, Demand for Payment and Reservation of Rights dated October 4, 2012 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

Exhibit No.
10.93	Limited Waiver and Ninth Amendment dated as of November 1, 2012 between RB International Finance (USA) LLC and Regional Enterprises (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 30, 2012, SEC File No. 000-50394.)

10.94	Notice of Default, Demand for Payment and Reservation of Rights dated March 1, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 7, 2013, SEC File No. 000-50394.)

10.95	Term Loan and Security Agreement between Regional Enterprises, Inc., as Borrower, and Hopewell Investment Partners LLC, as Lender, dated March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.96	Promissory Note dated March 20, 2013 in an amount of up to $2,500,000 issued by Regional Enterprises, Inc., as Borrower, to Hopewell Investment Partners LLC, as Lender (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.97	First Lien Mortgage, Security Agreement, Assignment of Rents, Leases and Fixture Filing by and from Regional Enterprises, Inc., as Mortgagor, to Hopewell Investment Partners LLC, as Mortgagee, dated as of March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.98	Pledge Agreement dated March 20, 2013 by Central Energy Partners LP to Hopewell Investment Partners (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.99	Assignment of Leases and Rents from Regional Enterprises, Inc. to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.100	Environmental Certificate (With Covenants, Representations and Warranties) from Regional Enterprises, Inc. and Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.101	Unlimited Guaranty dated March 20, 2013 from Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.102*	Employment Contract of Ian T. Bothwell (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.103	Purchase and Sale Agreement by and among Central Energy GP LLC, Central Energy Partners LP and CEGP Acquisition, LLC, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

16.1	Letter regarding Change of Certifying Accountant (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 18, 2011 and the Current Report on Form 8-K/A filed on October 26, 2011, SEC File No. 000-50394).

Exhibit No.
17.1	Letter of Resignation of Jerry V. Swank as a Director and Chairman of the Board of Directors of Central Energy GP LLC. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

17.2	Letter of Resignation of William M. Comegys III as a Director, a member of the Audit Committee, Compensation Committee and Conflicts Committee and Chairman of the Conflicts Committee of the Board of Directors of Central Energy GP LLC. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

*	indicates management contract or compensatory plan or arrangement.

The following Exhibits are filed as part of this report:

Exhibit No.
10.104*	Central Energy Partners LP 2014 Incentive Compensation Plan of the Registrant.

10.105	Amended and Restated Intercompany Demand Promissory Note dated March 15, 2014.

17.3	Letter of Resignation of Carter R. Montgomery as a Director of the Registrant.

17.4	Letter of Resignation of David M. Laney as a Director, a member of the Audit Committee and Compensation Committee and as Chairman of the Compensation Committee.

21	Subsidiaries of the Partnership

23.1	Consent of Montgomery Coscia Greilich, LLP

24.1	Power of Attorney

31.1	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, the Partnership will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to G. Thomas Graves III, Chairman of the Board, Central Energy Partners LP, 4809 Cole Avenue, Suite 108, Dallas, Texas 75205.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC
GENERAL PARTNER

March 31, 2014		By: /s/ John L. Denman, Jr.
John L. Denman, Jr.
Chief Executive Officer and President

March 31, 2014		By: /s/ Ian T. Bothwell
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

Signature	Title	Date

/s/ John L. Denman, Jr.	Director and Chief Executive Officer	March 31, 2014
John L. Denman, Jr.

/s/G. Thomas Graves, III	Director and Chairman of the Board	March 27, 2014
G. Thomas Graves, III

/s/ Imad K. Anbouba	Director	March 27, 2014
Imad K. Anbouba

/s/ Alan D. Bell	Director	March 27, 2014
Alan D. Bell

/s/ Alexander C. Chae	Director	March 27, 2014
Alexander C. Chae

/s/ William M. Comegys, III	Director	March 27, 2014
William M. Comegys, III

/s/ Daniel L. Spears	Director	March 27, 2014
Daniel L. Spears

/s/ Robert H. Lutz	Director	March 27, 2014
Robert H. Lutz

/s/ Michael T. Wilhite, Jr.	Director	March 27, 2014
Michael T. Wilhite, Jr.

EXHIBIT INDEX

Exhibit No.
10.104*	Central Energy Partners LP 2014 Incentive Compensation Plan of the Registrant.

10.105	Amended and Restated Intercompany Demand Promissory Note dated March 15, 2014.

17.3	Letter of Resignation of Carter R. Montgomery as a Director of the Registrant.

17.4	Letter of Resignation of David M. Laney as a Director, a member of the Audit Committee and Compensation Committee and as Chairman of the Compensation Committee.

21	Subsidiaries of the Partnership

23.1	Consent of Montgomery Coscia Greilich, LLP

24.1	Power of Attorney

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

