Form 10-Q
period 2014-03-31
CENTRAL ENERGY PARTNERS LP
filed 2014-05-15
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _________________________

Commission file number: 000-50394

Central Energy Partners LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0153267
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4809 Cole Ave., Suite 108, Dallas, TX	75205
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (214) 526-9700

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

The number of common units outstanding on May 9, 2014 was 19,066,482.

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

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Partnership’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated by reference.

AVAILABLE INFORMATION

The Partnership is a reporting company pursuant to Section 12(g) of the Exchange Act. As a result, it files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, and amendments to these reports, with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available on the Partnership’s website at www.centralenergylp.com. These reports are also available on the SEC’s website at www.SEC.gov. In addition, the Partnership will provide copies of these reports free of charge upon request addressed to Douglas Weir, Central Energy Partners LP, 4809 Cole Ave., Suite 108, Dallas, Texas 75205.

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

Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC,

General Partner of Central Energy Partners LP and Unitholders Of Central Energy Partners LP

We have reviewed the unaudited consolidated balance sheet of Central Energy Partners LP and Subsidiaries (“Central”) as of March 31, 2014, the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2013 and 2014 and the unaudited consolidated statement of partners’ deficit for the three months ended March 31, 2014. These interim unaudited consolidated financial statements are the responsibility of Central’s management.

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

/s/ MONGOMERY COSCIA GREILICH, LLP
Plano, Texas
May 15, 2014

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	December 31,	March 31,
	2013	2014
Current Assets
Cash	$103,000	$94,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2013 and 2014)	312,000	445,000
Prepaid expenses and other current assets	427,000	533,000
Total current assets	842,000	1,072,000
Property, plant and equipment – net	3,158,000	3,256,000
Other assets	128,000	128,000
Goodwill	3,941,000	3,941,000
Total assets	$8,069,000	$8,397,000

LIABILITIES AND PARTNERS’ DEFICIT

	December 31,	March 31,
	2013	2014
Current Liabilities
Current maturities of long-term debt	$188,000	$287,000
Accounts payable	1,418,000	1,586,000
Taxes payable	40,000	40,000
Unearned revenue	168,000	37,000
Accrued liabilities	424,000	496,000
Total current liabilities	2,238,000	2,446,000

Long-term debt obligations	2,312,000	2,213,000
Due to General Partner	3,000,000	3,531,000
Deferred income taxes	845,000	845,000

Commitments and contingencies	-	-

Partners’ deficit
Common units	(319,000)	(625,000)
General Partner’s deficit	(7,000)	(13,000)
Total partners’ deficit	(326,000)	(638,000)
Total liabilities and partners’ deficit	$8,069,000	$8,397,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2014

Revenues	$1,317,000	$1,297,000
Cost of goods sold	1,122,000	1,007,000

Gross profit	195,000	290,000
Selling, general and administrative expenses and other
Legal and professional fees	200,000	133,000
Salaries and payroll related expenses	211,000	154,000
Other	185,000	215,000
	596,000	502,000
Operating loss from continuing operations	(401,000)	(212,000)
Other income (expense)
Interest expense, net	(70,000)	(100,000)
Loss before taxes	(471,000)	(312,000)
Income taxes	14,000	-
Net loss	$(485,000)	$(312,000)

Net loss allocable to the partners	(485,000)	(312,000)
Less General Partner’s interest in net loss	(9,000)	(6,000)
Net loss allocable to the common units	(476,000)	(306,000)

Net loss per common unit	$(0.03)	$(0.02)

Weighted average common units outstanding	15,866,482	19,066,482

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(Unaudited)

	Common Units
			General	Total
	Units	Amount	Partner	Partners’ Deficit

Balance as of December 31, 2013	19,066,482	$(319,000)	$(7,000)	$(326,000)

Net loss	-	(306,000)	(6,000)	(312,000)

Balance as of March 31, 2014	19,066,482	$(625,000)	$(13,000)	$(638,000)

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net loss	$(485,000)	$(312,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	135,000	137,000
Changes in current assets and liabilities:
Trade accounts receivable	280,000	(133,000)
Prepaid and other current assets	(108,000)	(105,000)
Other non-current assets	(13,000)	-
Due to/from General Partner, net	67,000	530,000
Trade accounts payable	(48,000)	168,000
Unearned revenue	(35,000)	(132,000)
Accrued liabilities and other	93,000	73,000
U.S. and foreign taxes payable	(4,000)	-
Net cash provided by (used in) operating activities	(118,000)	226,000

Cash flows from investing activities:
Capital expenditures	(16,000)	(235,000)
Proceeds from sale of tractors	-	-
Net cash used in investing activities	(16,000)	(235,000)

Cash flows from financing activities:
Issuance of debt	2,250,000	-
Payment of debt	(1,970,000)	-
Net cash provided by financing activities	280,000	-
Net (decrease) increase in cash	146,000	(9,000)
Cash at beginning of period	22,000	103,000
Cash at end of period	$168,000	$94,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$40,000	$80,000
Taxes	$36,000	$14,000

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A –BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Central Energy Partners LP, a publicly-traded Delaware limited partnership, was formed in July 2003. As used in this report, the terms “Central Energy” and “the Partnership” refer to Central Energy Partners LP, and the terms “Central,” “the Company,” “we,” “our” and “us” are used in this report to refer to Central Energy, its sole general partner Central Energy GP LLC, and its consolidated subsidiaries as a whole.

We conduct our operations through our wholly-owned subsidiary, Regional Enterprises, Inc. (“Regional”). The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 18 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional operated a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots until March 31, 2013. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities.

The limited partnership interests in the Partnership (“Common Units”) represent 98% of the Partnership’s outstanding capital and 100% of the Partnership’s limited partnership interests. We are controlled by our general partner, Central Energy GP LLC (“General Partner”), which holds the remaining 2% interest in the Partnership. The General Partner is entitled to receive distributions from the Partnership on its General Partner interest and additional incentive distributions as provided in the partnership agreement. The General Partner does not receive a management fee in connection with its management of the Partnership’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on the Partnership’s behalf.

Effective November 26, 2013, CEGP Acquisition, LLC (“CEGP”) holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.7% of the outstanding Common Units of the Partnership. The Cushing MLP Opportunity Fund I, L.P. (the “Cushing Fund”), which holds 39.9% of the Common Units of the Partnership, and CEGP control the Partnership. CEGP is a newly-formed Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III. Upon completion of the CEGP Investment, Mr. Denman replaced Mr. Anbouba as CEO and President of the General Partner and Mr. Graves was appointed as the Chairman of the Board replacing Mr. Jerry V. Swank. JLD Services, Ltd., a company controlled by Mr. Denman, and Mr. Graves were each granted a Performance Warrant which, when exercised and combined with the Common Units acquired by CEGP in connection with the CEGP Investment, would represent 27.1% of the outstanding Common Units of the Partnership.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the Partnership and its only operating subsidiary, Regional. We have two other subsidiaries that have no operations – Rio Vista Operating Partnership, LP (“RVOP”) and Rio Vista Operating GP LLC. All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of March 31, 2014, the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2013 and 2014 and the unaudited consolidated statement of partners’ deficit for the three months ended March 31, 2014, have been prepared by us without audit. In our opinion, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of March 31, 2014, the unaudited consolidated results of operations and the unaudited consolidated statements of cash flows for the three months ended March 31, 2013 and 2014 and the unaudited consolidated statement of partners’ deficit for the three months ended March 31, 2014.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to prior period balances to conform in the current presentation. All reclassifications have been consistently applied to the periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Financial Instruments

The fair values of our financial instruments, which may include cash, accounts receivable, accounts payable and long-term debt, approximate their carrying amounts.

Distributions of Available Cash

In March 2012, the General Partner and Unitholders holding more than a majority in interest of the Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of “Common Unit Arrearages” or “Cumulative Common Unit Arrearages” from the quarter beginning October 1, 2011 until an undetermined future quarter to be established by the General Partner. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions until such time as the General Partner reinstates the obligation to make minimum quarterly distributions. Unitholders will only be entitled to minimum quarterly distributions arising from and after the date established by the General Partner for making such distributions.

Environmental Obligations

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our operations, to identify potential environmental exposures, and to comply with regulatory policies and procedures. We account for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain types of environmental contingencies. For the quarters ended March 31, 2013 and 2014, we had no environmental contingencies requiring specific disclosure or the recording of a liability.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unit Based Compensation

We may issue options, warrants, rights or appreciation rights with respect to Common Units for any Partnership purpose, including to non-employees for goods and services and to acquire or extend debt, without approval of the Limited Partners. We apply the provisions of ASC 505 to account for such transactions. ASC 505 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the options, warrants, rights or appreciation rights is used to account for such transactions. We did not record any unit-based payment costs for non-employees for the three months ended March 31, 2013 and 2014 under the fair-value provisions of ASC 505.

The Partnership applies ASC 718 for options, Common Units or other equity-based grants to our employees and directors of the General Partner. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. We did not record any equity-based costs for employees and directors during the quarters ended March 31, 2013 and 2014 under the fair value provisions of ASC718. See “Note F – Unit Options and Equity Incentive Plan – Incentive Plans” below for information regarding equity-based grant authorizations made during the quarter ended March 31, 2014, none of which have been issued.

NOTE B – PARTNERS’ DEFICIT

The number of Common Units outstanding at March 31, 2014 was 19,066,482. The Common Units represent 98% of the Partnership’s outstanding capital and 100% of the Partnership’s limited partnership interests. We are controlled by our general partner, Central Energy GP LLC, which holds the remaining 2% interest in the Partnership.

NOTE C –Loss Per Common UNIT

Net loss per Common Unit is computed on the weighted average number of Common Units outstanding in accordance with ASC 260. During periods in which we incur losses, giving effect to common unit equivalents is not included in the computation as it would be antidilutive. The following tables present reconciliations from net loss per Common Unit to net loss per Common Unit assuming dilution (see Note F – Unit Options and Equity Incentive Plan):

	For the three months ended March 31, 2013
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(476,000)
Basic EPS
Net (loss) available to the Common Units	(476,000)	15,866,482	$(0.03)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31, 2014
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(306,000)
Basic EPS
Net (loss) available to the Common Units	(306,000)	19,066,482	$(0.02)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

Allocation of Net Income

Our net loss is allocated to partners’ capital accounts in accordance with the provisions of the partnership agreement.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2013	March 31, 2014

Land	$512,000	$512,000
Terminal and improvements	4,955,000	5,190,000
Automotive equipment	1,297,000	1,297,000
	6,764,000	6,999,000
Less: accumulated depreciation and amortization	(3,606,000)	(3,743,000)
	$3,158,000	$3,256,000

Depreciation expense of property, plant and equipment totaled $135,000 and $137,000 for the three months ended March 31, 2013 and 2014, respectively.

NOTE E — DEBT OBLIGATIONS

	December 31, 2013	March 31, 2014
Long-term debt obligations were as follows:
Hopewell Note	$2,500,000	$2,500,000
	-	-
	2,500,000	2,500,000
Less current portion	188,000	287,000
	$2,312,000	$2,213,000

Hopewell Note

On March 20, 2013, we entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional up to $2,500,000 (“Hopewell Loan”), of which $1,998,000 was advanced on such date and an additional $252,000 was advanced on March 26, 2013. William M. Comegys III, a member of the Board of Directors of the General Partner, is a member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

In connection with the Hopewell Loan, we issued Hopewell a promissory note (“Hopewell Note”) along with a security interest in all of Regional’s assets, including a first lien mortgage on the real property owned by Regional and an assignment of rents and leases and fixtures on the remaining assets of Regional. In connection with the Hopewell Loan, we also delivered to Hopewell a pledge of the outstanding capital stock of Regional and the Partnership entered into an unlimited guaranty for the benefit of Hopewell. In addition, we entered into an Environmental Certificate with Hopewell representing as to the environmental condition of the property owned by Regional, agreeing to clean up or remediate any hazardous substances from the property, and agreeing, jointly and severally, to indemnify Hopewell from and against any claims whatsoever related to any hazardous substance on, in or impacting the property of Regional.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The principal purpose of the Hopewell Loan was to repay the entire amounts due by Regional to our previous lender. The remaining amounts provided under the Hopewell Loan were used for working capital.

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, we are required to make interest payments only for the six months beginning April 2013 through September 2013 and then 29 equal monthly payments of $56,000 (principal and interest) from the seventh month through the 35th month with a balloon payment due on March 19, 2016. The Hopewell Loan was subsequently amended to provide for the extension of the interest only period through June 2014. As a result, we are required to make interest payments only through June 2014 and then 20 equal monthly payments of $56,000 (principal and interest) from the 16th month through the 35th month with a balloon payment of $1,844,000 due on March 19, 2016.

We are also required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to us, declare the Hopewell Note immediately due and payable.

NOTE F – UNIT OPTIONS AND EQUITY INCENTIVE PLAN

Performance Warrants

On November 26, 2013 we issued Performance Warrants to JLD Services, Ltd., a company controlled by Mr. Jack Denman, the Chief Executive Officer and President of the General Partner, and Mr. G. Thomas Graves III, the Chairman of the General Partner, for consideration of $500 each. Each Performance Warrant, grants the holder thereof the right, but not the obligation, to acquire up to 1,500,000 Common Units at a price of $0.093478, which was the average closing bid price for a Common Unit as reported by the “Pink Sheets” published by OTC Pink for the 30-day period ended November 22, 2013, in the event the Partnership successfully completes one or more asset acquisition transactions, approved by the General Partner, with an aggregate gross purchase price of at least $20 million within 12 months after the Closing of the CEGP Investment. The Performance Warrants provide certain anti-dilution protections in the event of a distribution upon the Common Units or subdivision of outstanding Common Units, a capital reorganization of the Partnership, a reclassification of the units of the Partnership, the consolidation or merger of the Partnership with or into another entity, or other similar transaction. Each holder or its assigns is granted registration rights with respect to the Common Units issuable upon exercise of a Performance Warrant. We will record the value of the Performance Warrants at such time as the performance milestones are achieved.

Incentive Plans

On March 9, 2005, we established the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted Common Units and phantom Common Units to any person who is an employee (including to any executive officer) or consultant of Central or the General Partner or any affiliate of Central or the General Partner. The aggregate number of Common Units authorized for issuance as awards under the 2005 Plan was 750,000. The plan provides that in the case of a reorganization, combination, exchange or extra-ordinary distribution of Common Units, a merger, consolidation or combination of the Partnership with another entity, or a “change of control” of the Partnership or the General Partner. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as we may determine.

On March 20, 2013, we entered into an employment agreement (“Agreement”) with Mr. Ian T. Bothwell (“Executive”), a Senior Vice President of the General Partner and President of Regional. We approved an amendment to the Agreement during December 2013. The Executive was granted 200,000 Common Units under the 2005 Plan which vested immediately upon such grant as set forth in a separate Unit Grant Agreement between the Executive and the General Partner.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition to any grants of Common Units or other securities of the Partnership as we may determine from time to time pursuant to one or more of the benefit plans, we are obligated under the terms of the Agreement to provide the Executive one or more future grants of Common Units, upon the completion of an acquisition which gross amount shall exceed $35 million (“Initial Acquisition”), determined by dividing (1) one and one-half percent (1.5%) of the gross amount paid for each of the next one or more acquisitions completed by the Partnership and/or an affiliate of the Partnership during the term of the Agreement, which gross amount shall not exceed $200 million (each an “Acquisition”), by (2) the average value per Common Unit assigned to the equity portion of any consideration issued by the Partnership and/or an affiliate of the Partnership to investors in connection with each Acquisition or the Initial Acquisition, whichever is lower, including any provisions for adjustment to equity as offered to investors, if applicable (“Contingent Unit Grant”). The Common Units subject to issuance above will be issued pursuant to a Unit Grant Agreement, which grant will be governed by the terms and conditions of the 2005 Plan (or its successor). The right to receive the full amount of the Contingent Unit Grant will not terminate until fully issued, except for certain instances as more fully described in the Agreement.

During December 2013, the Board of Directors of the General Partners (the “Board”) approved the grant of 187,500 Common Units to directors of the General Partner who qualify as being “independent” under the rules and regulations of the Securities and Exchange Commission. The grants are to be made pursuant to the terms of the 2005 Plan and will be effective upon the execution of unit grant agreements with each of the recipients. At March 31, 2014, the unit grant agreements had not been finalized or executed by the recipients, and there remained 234,810 Common Units available for issuance under the 2005 Plan after such grants.

On March 26, 2014, the Board approved the 2014 Long-Term Incentive Compensation Plan of the Partnership (“2014 Plan”). The 2014 Plan permits the grant of incentive and non-incentive Common Unit Options, Common Unit Appreciation Rights, Restricted Common Unit Grants, Common Units, Common Unit Value Equivalents and Substitute Awards to employees and directors of the General Partner and any entity in which the Partnership holds 50% or more of its equity interests, directly or indirectly. In each case other than a Restricted Common Unit award or a Common Unit award, the Compensation Committee may also grant the recipient of the award the right to receive an amount equal to the minimum quarterly distributions associated with such Common Units. All awards, except an outright grant of Common Units, are subject to forfeiture upon termination of an executive officer, employee or director for any reason unless the Compensation Committee establishes other criteria in the grant of an award. The 2014 Plan authorizes the issuance of up to 3,300,000 Common Units, subject to amendment to increase the amount of authorized Common Units. The plan provides anti-dilution protection for the recipient of an award in the case of a reorganization, combination, exchange or extra-ordinary distribution of Common Units, a merger, consolidation or combination of the Partnership with another entity, or a “change of control” of the Partnership or the General Partner. The 2014 Plan shall remain in effect until December 31, 2023, unless sooner terminated in accordance with its terms.

On March 26, 2014, the Board approved the issuance of Common Units totaling 225,000 and 112,500 under the 2005 Plan and the 2014 Plan, respectively, to certain non-executive directors of the General Partner in the form of Common Unit grants. In addition, the Board approved the issuance of non-qualified Common Unit options to each executive officer of the General Partner and the manager of Regional under the 2014 Plan as compensation. The authorization entitles such executive officers to acquire an aggregate of up to 1,200,000 Common Units. The options are for a term of five years and vest over a three-year period pro rata commencing on the first anniversary date of the grant. Each of the Common Unit grants and the Common Unit options are effective on the date that agreements for such grants and options are executed by the recipients and are to be priced at either (i) the final trade price of Common Units as quoted on the OTC Pink on the date of execution of such agreements or (ii) if no trade occurred on the execution date, the average bid and asked price of the Common Units as quoted on the OTC Pink on that date. As a result of these approvals, 9,810 and 1,987,500 Common Units remained available for issuance under the 2005 Plan and 2014 Plan, respectively, as of March 31, 2014.

Each of the 2005 Plan and the 2014 Plan are administered by the Compensation Committee of the Board. In addition, the Board may exercise any authority of the Compensation Committee under the 2005 Plan. The Compensation Committee has broad discretion in issuing awards under either plan and amending or terminating either plan. Under the terms of the Partnership Agreement, no approval of either the 2005 Plan or the 2014 Plan by the Limited Partners of the Partnership is required.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved with legal proceedings, lawsuits and claims in the ordinary course of our business. We believe that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect our consolidated financial results.

Leases

Penske Truck Lease

Effective January 18, 2012, we entered into a Vehicle Maintenance Agreement (“Maintenance Agreement”) with Penske Truck Leasing Co., L. P. (“Penske”) for the maintenance of our owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the agreement is 36 months. Regional is obligated to maintain liability insurance coverage on all vehicles naming Penske as a co-insured and indemnify Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing to Penske, maintenance of Regional’s insurance obligation, or any other breach of the terms of the agreement.

On February 17, 2012, we entered into a seven-year Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (“New Tractors”) to be acquired by Penske and leased to us for seven years, and the outsourcing of the maintenance of the New Tractors to Penske (“Lease Agreement”). Under the terms of the Lease Agreement, we made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional. In connection with the delivery of the New Tractors, we sold our remaining owned tractor fleet, except for several owned tractor units which were retained to be used for terminal site logistics.

Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor, and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five New Tractors as provided in the Lease Agreement due to a decline in Regional’s transportation business. As a result of this partial termination, Regional now leases 15 New Tractors pursuant to the Lease Agreement. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

NOTE H – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

For the three months ended March 31, 2014, Suffolk Sales, Associated Asphalt Hopewell LLC, and MeadWestvaco Specialty Chemicals, Inc., accounted for approximately 23%, 22% and 19% of Regional’s revenues, respectively, and approximately 22%, 23% and 24% of Regional’s accounts receivable, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. We maintain cash balances in different financial institutions. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At March 31, 2014, we did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with our accounts receivable are mitigated by our ongoing credit evaluations of its customers.

NOTE I — INCOME TAXES

Federal Tax Liabilities

Failure to File Electronically and Delivery of Schedules K-1 to Unitholders

During November 2013, we received a notice from the IRS that we were liable for penalties (“2012 IRS Penalties”) of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”) and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically. During January 2014, we submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, we received written notice from the IRS that the appeal of the late filing penalty was approved and the appeal of the failure to file the 2012 Tax Return electronically was denied. We believe that there existed reasonable cause for the Partnership’s failure to file the 2012 Tax Return electronically and as a result we intend to appeal the decision to deny. During the year ended December 31, 2013, we have accrued a reserve of $142,000 in connection with the remaining 2012 IRS Penalties.

There can be no assurance that our request for relief from the remaining outstanding 2012 IRS Penalties will be approved by the IRS or that we will have adequate financial resources to pay the remaining outstanding 2012 IRS Penalties.

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

Advances from General Partner

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012, and amended during March 2014. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $4,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2014 is 1.82% per annum and such rate is adjusted monthly by the IRS under IRB 625. At March 31, 2014, the total amount owed to the General Partner by the Partnership, including accrued interest, was $3,531,000.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intercompany Loans and Receivables

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in order to provide the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at March 31, 2014 is $4,171,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At March 31, 2014, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $2,577,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable to Regional related activities. For the three months ended March 31, 2013 and 2014, Regional recorded allocable expenses of $58,000 and $65,000, respectively.

Reimbursement Agreements

Effective November 17, 2010, we moved our principal executive offices to Dallas, Texas. Pursuant to a month-to-month Reimbursement Agreement, from November 2010 through December 2013, we reimbursed AirNow Compression Systems, LTD (“Airnow”), an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President until November 2013, for the monthly payment of allocable “overhead costs,” which included rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by G. Thomas Graves III, the Chairman of the Board of the General Partner. As a result, the Reimbursement Agreement with Airnow was terminated and the Partnership entered into a new reimbursement agreement with Katy on a month-to-month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Senior Vice President located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of the date of the CEGP Investment. For the three months ended March 31, 2013 and 2014, expenses billed in connection with the Katy and Rover Technology LLC agreements were $17,000 and $22,000, respectively.

NOTE K — REALIZATION OF ASSETS

Our unaudited consolidated balance sheets have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a loss from operations for the year ended December 31, 2013 and the three months ended March 31, 2014 of $521,000 and $312,000, respectively. During March 2013, the former note payable ($1,970,000 at December 31, 2012) was repaid with proceeds from the $2,250,000 advance received by Regional under the Hopewell Loan.

During the year ended December 31, 2013, we improved our overall liquidity. Our deficit in working capital, excluding current maturities of long-term debt, totaled $1,087,000 at March 31, 2014 compared with $3,163,000 at December 31, 2012, a reduction of $2,076,000. In addition, we were successful in reducing our obligations owing under the Penske Lease Agreement and extending the interest only payment period under the Hopewell Loan Agreement. During 2013, we also satisfactorily resolved the contingencies associated with the late filing tax matters, and paid down and/or obtained payment arrangements with critical accounts payable vendors.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During November 2013, we completed the CEGP Investment, which provided working capital of $2.75 million to the General Partner and Central Energy. We also recently amended the note agreement with the General Partner which provides for an increase in the amount of advances from the General Partner from $2.0 million to $4.0 million and extends the commencement date for amortization of the note with the General Partner to the quarter ended March 2017.

In addition, Regional has taken steps towards expanding its capabilities and services and improving its operating costs. During November 2013, one storage tank that had been out of service since April 2012 was placed back into service. Lost revenues during the time the storage tank was out of service and the cost to repair the storage tank were approximately $475,000 and $313,000, respectively. During February 2014, Regional began providing for the off-loading of asphalt products via rail cars, a capability it did not have previously.

Currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $0.5 million at May 1, 2014) are intended to be used to fund the Partnership’s ongoing working capital requirements, including necessary funding of working capital for Regional. In connection with the Hopewell Note, Regional is currently required to make interest payments only of $25,000 per month until June 2014 and then equal monthly payments of $56,000 (principal and interest) each month thereafter until March 2016 at which time a balloon payment of $1,844,000 will be due. Regional also is required to make minimum monthly payments under the Penske Lease Agreement of approximately $30,000 until May 2019. Payments under the Hopewell Note and the Penske Lease Agreement could be accelerated in the event of a default. Regional is required to fund upgrades to its Hopewell facility totaling $465,000 during the first nine months of 2014 in connection with the requirements of a new customer contract to store asphalt (the “New Asphalt Agreement”). The amount of penalties related to the remaining 2012 Tax Return are $142,000 and will be required to be paid if our appeal is unsuccessful. Since the closing of the CEGP Investment, Messrs. Denman, Graves and Weir have agreed to forego receipt of any compensation as a result of concerns over the available cash resources. In addition, during December 2013, the President of Regional agreed to have a portion of his annual salary paid on each anniversary of his employment agreement.

Substantially all of our assets are pledged as collateral for the Hopewell Loan, and therefore, we are unable to obtain additional financing collateralized by those assets without repayment of the Hopewell Loan. In addition, we have obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that: (1) the expected increase in revenues from recent contracts entered into by Regional; (2) we do not experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers and/or disruptions resulting from the performance of maintenance on its facilities; (3) our hauling revenues remain at current levels; (4) obligations to creditors are not accelerated; (5) there is adequate funding available for us to complete required maintenance and upgrades to our facilities; (6)our pending facility upgrades are completed timely and within estimated budgets; (7) our operating expenses remain at current levels; (8) we obtain additional working capital to meet our contractual commitments through future intercompany advances or a refinancing of the Hopewell Loan; and/or (9) the Partnership is able to receive future distributions from Regional or future advances from the General Partner in amounts necessary to fund working capital until an acquisition transaction is completed by the Partnership.

There is no assurance that we will have sufficient working capital to cover ongoing cash requirements for the period of time we believe is necessary to complete an acquisition that will provide additional working capital for us. If we do not have sufficient cash reserves, our ability to pursue additional acquisition transactions will be adversely impacted. Furthermore, despite significant effort, we have thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that we will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot be raised and cash flow is inadequate, we would be required to seek other alternatives which could include the sale of assets, closure of operations, and/or protection under the U.S. bankruptcy laws.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

It is our intention to acquire additional assets during 2014 on terms that will enable us to expand our assets and generate additional cash from operations. We are also seeking to obtain additional funding through a refinancing of the Hopewell Loan or from a funding transaction. The audited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to obtain adequate funding to maintain operations and to continue in existence.

NOTE L - 401K

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

NOTE M - SEGMENT INFORMATION

We report segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. We had only one operating segment (transportation and terminaling business of Regional) during the three months ended March 31, 2013 and 2014. The following are amounts related to the transportation and terminaling business included in the accompanying consolidated financial statements for the three months ended March 31, 2013 and 2014 and at December 31, 2013 and March 31, 2014:

	Three Months Ended March 31,
	2013	2014

Revenue from external customers	$1,317,000	$1,297,000
Interest expense	$159,000	$196,000
Depreciation and amortization	$135,000	$137,000
Income tax (expense)	$(14,000)	$-
Net (loss)	$(446,000)	$(190,000)

	December 31,	March 31,
	2013	2014

Total assets	$8,069,000	$8,397,000

NOTE N – SUBSEQUENT EVENT

Effective May 1, 2014, Douglas W. Weir, a Senior Vice President of the General Partner was named the Chief Financial Officer and Chief Accounting Officer of the General Partner. Mr. Weir replaces Mr. Ian T. Bothwell who will now be engaged full-time in the process of identifying and reviewing asset investment opportunities for the Partnership, particularly those related to terminal, transportation and storage operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Central's liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere herein.

Current Assets and Operations

Regional

On July 27 2007, we acquired the business of Regional Enterprises, Inc., a Virginia corporation. Regional has provided liquid bulk storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products, to its customers for over 40 years. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 18 rail cars at any one time for the trans-loading of chemical and petroleum liquids. In addition to its facility-based services, Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities. Certain customers for whom Regional provides storage services also use its transportation services. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

Prior to March 31, 2013, Regional also operated a trans-loading facility in Johnson City, Tennessee, with 6 rail car slots. This facility was closed effective March 31, 2013 due to Regional’s sole customer for this facility not renewing its agreement (which expired on March 31, 2013) as a result of the shut-down of a nearby processing plant for which that customer was supplying product out of the Johnson City site.

Regional’s revenues for the three months ended March 31, 2013 and 2014 were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended March 31,
	2013		2014
	Revenue	%	Revenue	%

Hauling	$778	59%	$552	43%
Storage	441	34%	506	39%
Terminal	98	7%	239	18%
Other	-	0%	-	0%
Total	$1,317	100%	$1,297	100%

Recent Developments

CEGP Investment

On November 26, 2013 (“Closing”), the Partnership, the General Partner and CEGP Acquisition, LLC (“CEGP”) executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents (“Other Transaction Documents”) providing for the sale of a 55% interest in the General Partner to CEGP through the purchase of newly-issued membership interests of the General Partner by CEGP and the issuance of 3,000,000 Common Units by the Partnership to CEGP for $2,750,000 (the “Purchase Price”), In addition, the Partnership issued performance warrants for $500 each to affiliates of CEGP that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units by the partnership at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after closing (“Performance Warrants”). In connection with the purchase of the equity securities by CEGP and the issuance of the Performance Warrants, the Partnership amended and restated (1) its Registration Rights Agreement to include the Common Units purchased by CEGP and issuable upon exercise of the Performance Warrants, (2) the General Partner Company Agreement, and (3) its Limited Partnership Agreement. At the Closing, net proceeds of $2,350,000 (“Net Proceeds”) were delivered to the General Partner and the Partnership (the Purchase Price less credits for prior payments of $400,000 made to the General Partner in connection with stand-still agreements in place until the execution of the PSA) (“Stand-Still Payments”). Of the total Purchase Price, the amount of $280,434 was allocated to the price paid for the 3,000,000 Common Units. CEGP paid $240,434 to the Partnership at Closing from the Net Proceeds, with the $40,000 balance of the purchase price for the 3,000,000 Common Units being a portion of the Stand-Still Payments. The remaining amount of the Purchase Price, or $2,469,566, was allocated to the value of the 55% Membership Interest of the General Partner, represented by 136,888.89 Units issued to CEGP, and $2,109,566 was paid to the General Partner at Closing from the Net Proceeds with the balance of $360,000 being the attributed portion of the Stand-Still Payments.

With the completion of the CEGP Investment, CEGP now holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.7% of the issued and outstanding Common Units of the Partnership. The Cushing MLP Opportunity Fund I, L.P. (the “Cushing Fund”), which holds 39.9% of the Common Units of the Partnership, and CEGP control the Partnership. CEGP is a newly-formed Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III. Upon completion of the CEGP Investment, Mr. Denman replaced Mr. Anbouba as CEO and President of the General Partner and Mr. Graves was appointed as the Chairman of the Board replacing Mr. Jerry V. Swank. JLD Services, Ltd., a company controlled by Mr. Denman, and Mr. Graves were each granted a Performance Warrant. Assuming exercise of the Performance Warrants, Messrs. Denman and Graves would be deemed the beneficial owners of 27.1% of the issued and outstanding Common Units of the Partnership.

Executive Officers

Effective May 1, 2014, Mr. Douglas W. Weir was appointed to be Chief Financial Officer and Chief Accounting Officer of the General Partner. Ian T. Bothwell was appointed as Senior Vice President of the General Partner and President of Regional in recognition of Mr. Bothwell’s new focus on identifying potential asset investment opportunities for the Partnership and growing and expanding Regional’s existing business.

Results of Operations

The unaudited consolidated results of operations from continuing operations during the three months ended March 31, 2013 and 2014, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Three Months Ended March 31, 2014 and 2013 (all amounts in thousands)

							Change Three Months Ended
	Three Months Ended			Three Months Ended			March 31, 2014 versus
	March 31, 2014			March 31, 2013			March 31, 2013
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$1,297	$-	$1,297	$1,317	$-	$1,317	$(20)	$-	$(20)
Costs Of Goods Sold	$1,007	$-	$1,007	$1,122	$-	$1,122	(115)	-	(110)
Gross Profit	$290	$-	$290	$195	$-	$195	95	-	95
Selling, General and Administrative Expenses	$284	$218	$502	$468	$128	$596	(184)	90	(94)
Operating Income (Loss)	$6	$(218)	$(212)	$(273)	$(128)	$(401)	279	(90)	189
Interest Expense, net	$(85)	$(15)	$(100)	$(66)	$(4)	$(70)	(19)	(11)	(30)
Gain On Sale Of Tractors	$-	$-	$-	$-	$-	$-	-	-	-
Income (Loss) Before Taxes	$(79)	$(233)	$(312)	$(339)	$(132)	$(471)	260	(101)	159
Provision (Benefit) For Income Taxes	$-	$-	$-	$14	$-	$14	(14)	-	(14)
Net Income (Loss)	$(79)	$(233)	$(312)	$(353)	$(132)	$(485)	$274	$(101)	$173

Revenues. Our revenues for the three months ended March 31, 2014 were substantially the same as the revenues for the three months ended March 31, 2013.

Cost of Goods Sold. Our cost of goods sold for the three months ended March 31, 2014 were $1.0 million compared with $1.1 million for the three months ended March 31, 2013, a decrease of $0.1 million (9.0%). The variance was minimal and in line with our forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) during the three months ended March 31, 2014 were $0.5 million compared to $0.6 million for the three months ended March 31, 2012, a decrease of $0.1 million (16.7%). The decrease was the result of higher professional fees in connection with the closing of the Hopewell Loan and compliance costs during the three months ended March 31, 2013 compared with the three months ended March 31, 2014.

Liquidity and Capital Resources

Since May 2009, our sole operating subsidiary has been Regional. In November 2010, the then owner of the General Partner sold all of its membership interests in the General Partner to Central Energy, LP, an affiliate of Mr. Imad Anbouba, a member of the Board of Directors of the General Partner. At that time, Central Energy, LP also acquired 12,724,019 Common Units for $3,950,291. These proceeds were used to pay obligations of the Partnership and for working capital. At that time, we anticipated this cash would be sufficient to allow us to regain compliance with our delinquent tax and financial reporting requirements and to fund corporate overhead for a reasonable period of time while we identified and completed the acquisition of additional assets that would provide sufficient liquidity to fund our future operations and the various compliance costs associated with being a publicly-registered entity) and acquisition costs (including costs associated with identifying and valuing acquisition targets, performing due diligence reviews and documenting a potential transaction). Those funds were exhausted by September 2012. To continue the funding of our operations, the General Partner sold additional membership interests to its members in September 2012 (the “GP Sale”) and raised an additional $507,000 (after the deduction of $93,000 in advances made by Messrs. Anbouba and Carter R. Montgomery). These funds were believed sufficient to cover our general overhead for an additional six months with the intent of completing an acquisition within that time frame. By June 2013, we were unsuccessful in identifying an acquisition and had exhausted all available cash resources.

On November 26, 2013 (the “Closing”), the Partnership, the General Partner and CEGP executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents (“Other Transaction Documents”) providing for the sale of a 55% interest in the General Partner to CEGP through the purchase of newly issued membership interests of the General Partner by CEGP and the issuance of 3,000,000 Common Units to CEGP for $2,750,000 (the “Purchase Price”). In addition, the Partnership issued performance warrants for $500 each to affiliates of CEGP that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after closing (“Performance Warrants”). In connection with the purchase of the equity securities by CEGP and the issuance of the Performance Warrants, the Partnership amended and restated (1) its Registration Rights Agreement to include the Common Units purchased by CEGP and issuable upon exercise of the Performance Warrants, (2) the General Partner Company Agreement and (3) its Limited Partnership Agreement. At the Closing, net proceeds of $2,350,000 (“Net Proceeds”) were delivered to the General Partner and the Partnership (the Purchase Price less credits totaling $400,000 for prior payments received on July 19, 2013 and August 19, 2013 in connection with stand-still agreements in place until the execution of the PSA (“Stand-Still Payments”). Of the total Purchase Price, the amount of $280,434 of the Purchase Price was allocated to the price paid for the 3,000,000 Common Units and the remaining amount of the Purchase Price, or $2,469,566, was allocated to the value of the 55% Membership Interest of the General Partner, represented by 136,888.89 Units issued to CEGP.

Effective November 26, 2013, CEGP holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) Members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.7% of the issued and outstanding Common Units of the Partnership.

Tax Liabilities

Failure to File Electronically and Delivery of Schedules K-1 to Unitholders

During November 2013, we received a notice from the IRS that we were liable for penalties (“2012 IRS Penalties”) of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”), and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically. During January 2014, we submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, we received written notice from the IRS that the appeal of the late filing penalty was approved, and the appeal of the failure to file the 2012 Tax Return electronically was denied. We believe that there existed reasonable cause for the Partnership’s failure to file the 2012 Tax Return electronically and as a result we intend to appeal the decision to deny. During the year ended December 31, 2013, we have accrued a reserve of $142,000 in connection with the remaining 2012 IRS Penalties. There can be no assurance that our request for relief from the remaining outstanding 2012 IRS Penalties will be approved by the IRS or that we will have adequate financial resources to pay the remaining outstanding 2012 IRS Penalties.

Disputes

We may be involved with other proceedings, lawsuits and claims in the ordinary course of its business. We believe that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect our consolidated financial results.

Debt Obligations

Hopewell Note

On March 20, 2013, we entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional up to $2,500,000 (“Hopewell Loan”), of which $1,998,000 was advanced on such date and an additional $252,000 was advanced on March 26, 2013. William M. Comegys, III, a member of the Board of Directors of the General Partner, is a member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

In connection with the Hopewell Loan, we issued Hopewell a promissory note (“Hopewell Note”) along with a security interest in all of Regional’s assets, including a first lien mortgage on the real property owned by Regional and an assignment of rents and leases and fixtures on the remaining assets of Regional. In connection with the Hopewell Loan, we delivered to Hopewell a pledge of the outstanding capital stock of Regional and the Partnership entered into an unlimited guaranty for the benefit of Hopewell. In addition, we entered into an Environmental Certificate with Hopewell representing as to the environmental condition of the property owned by Regional, agreeing to clean up or remediate any hazardous substances from the property, and agreeing, jointly and severally, to indemnify Hopewell from and against any claims whatsoever related to any hazardous substance on, in or impacting the property of Regional.

The principal purpose of the Hopewell Loan was to repay the entire amounts due by Regional to our previous lender. The remaining amounts provided under the Hopewell Loan were used for working capital.

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, we are required to make interest payments only for the six months beginning April 2013 through September 2013 and then 29 equal monthly payments of $56,000 (principal and interest) from the seventh month through the 35th month with a balloon payment due on March 19, 2016. The Hopewell Loan was subsequently amended to provide for the extension of the interest only period through June 2014. As a result, we are required to make interest payments only through June 2014 and then 20 equal monthly payments of $56,000 (principal and interest) from the 16th month through the 35th month with a balloon payment of $1,844,000 due on March 19, 2016.

We are also required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to us, declare the Hopewell Note immediately due and payable.

Advances from General Partner

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $4,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at March 1, 2014 is 1.82% per annum and such rate is adjusted monthly by the IRS under IRB 625. At March 31, 2014, the total amount owed to the General Partner by the Partnership, including accrued interest, was $3,531,000.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in order to provide the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at March 31, 2014 is $4,171,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At March 31, 2014, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $2,577,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Material Agreements

Employment Agreement

During March 2013, we entered into an employment agreement with Ian T. Bothwell, Senior Vice President of the General Partner and President of Regional (the “Executive”). The general provisions of the employment agreement (“Agreement”) include:

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

On December 19, 2013, we approved an amendment to the Agreement which provided for the following:

•	The Executive will serve as Senior Vice President of the General Partner and continue to serve as President of Regional.

•	The right to receive the Contingent Grant will occur only after the Partnership has completed one or more Acquisitions in which the gross purchase price exceeds $35 million.

•	An increase of the gross amount of Acquisitions to be used in calculating the Contingent Grant from $100 million to $200 million.

•	The Executive’s right to receive the full amount of the Contingent Grant will not terminate until fully issued, except where Executive is terminated for “cause” as defined in the amendment.

•	The Executive shall receive an amount of $40,769 by December 14, 2014 in connection with interest owed for past due advances made to Regional by Executive to cover operating expenses, which advances were paid to Executive in connection with the CEGP Investment.

•	The Executive shall defer 25% of his base annual salary until each anniversary date of the Agreement at which time such amount shall be paid in full.

Tank Storage and Terminal Services Agreement

Regional currently has approximately 10 million gallons of storage capacity at its Hopewell facility. Of this amount, approximately 9 million gallons were leased at March 31, 2014. Active negotiations are ongoing to lease approximately 1,000,000 gallons of capacity, and it is expected that these negotiations will be completed successfully during the second quarter of 2014.

On November 30, 2000, we renewed a Storage and Product Handling Agreement with a customer with an effective date of December 1, 2000, and amended the agreement on October 15, 2002 with an effective date of December 1, 2002 (“Amended Asphalt Agreement”). The term of the Amended Asphalt Agreement was five years with an option by the customer for an additional five-year renewal term, which the customer exercised in July 2007. After the additional five-year term, the Amended Asphalt Agreement was renewed automatically for successive one-year terms through November 30, 2013. On March 19, 2012, one of the storage tanks (“Storage Tank”) leased under the Amended Asphalt Agreement was discovered to have a leak. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by us that the Storage Tank was no longer available for use until necessary repairs were completed. During the year ended December 31, 2012 and December 31, 2013, we recorded losses of approximately $238,000 and $75,000, respectively (“Asphalt Loss”) in connection with the leak. Lost revenue with respect to the Storage Tank totaled approximately $200,000 and $250,000 during the years ended December 31, 2012 and 2013, respectively. Repairs to the Storage Tank of $313,000 were completed and the tank became operational during November 2013. Our insurance providers have notified us that the incident did not fall within insurance coverage limits.

On October 31, 2013, we entered into an agreement (“New Asphalt Agreement”) with a new customer with a commencement date of January 1, 2014. In connection with the New Asphalt Agreement, we are required to fund during the first nine months of the New Asphalt Agreement up to $465,000 for refurbishments of certain assets currently idle and modifications to the existing facilities to provide for greater efficiencies and extended logistical capabilities for the new customer. The term of the New Asphalt Agreement is four years from the commencement date and automatically extends for additional 2-year periods unless either party provides 180 days written notice to cancel. During the term of the New Asphalt Agreement, we agreed to provide up to five storage tanks and certain related equipment. At March 31, 2014, we had expended $224,000 to complete a portion of the upgrade requirements, and expect to spend an additional $634,000 during the second quarter of 2014, an increase of $393,000 over the original budget.

On November 16, 1998, we renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (“Fuel Oil Agreement”). Pursuant to the Fuel Oil Agreement, we agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis. During December 2008, we negotiated a new Fuel Oil Agreement whereby we were only required to provide two storage tanks through May 2009 and one storage tank through November 30, 2011, which was subsequently extended through February 28, 2014 and has now expired.

On September 27, 2007, we entered into a terminal agreement with a customer with an effective date of June 1, 2008 and an expiration date of May 30, 2013 (“Hydroxide Agreement”). On May 21, 2013, the Hydroxide Agreement was extended to August 31, 2013. On July 11, 2013, the parties entered into a new terminal agreement effective June 28, 2013 and an expiration date of June 27, 2016, subject to being automatically renewed in one-year increments unless terminated upon 120 days advance written notice by either party (“New Hydroxide Agreement”). Under the terms of the New Hydroxide Agreement, either party may cancel the agreement at any time by providing 120 days advance written notice after the one year anniversary of the effective date. In exchange for use of our facilities and services, the customer pays an annual fixed tank rental fee and variable fees based on excess of certain minimum levels of thru-put, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. We also contract with this customer to provide other transportation and trans-loading services of specialty chemicals.

During January 1, 2013, we entered into a services agreement with a customer with an effective date of January 1, 2013 and a termination date of December 31, 2015 (“Asphalt Additive Agreement”). The customer has the sole discretion to extend the term of the Asphalt Additive Agreement prior to expiration for up to two successive one-year terms upon providing Regional 90 days advance written notice prior to expiration of the Asphalt Additive Agreement.

During November 2013, we entered into a services agreement with a customer with an effective date of November 1, 2013 and a termination date of April 30, 2014 (“Second Asphalt Additive Agreement”). The Second Asphalt Additive Agreement automatically renews for 90 days unless either party provides 60 days written notice to terminate prior to expiration. The contract was automatically renewed and currently expires on April 30, 2015, unless renewed by the parties.

Equipment Leases

Effective January 18, 2012, we entered into a Vehicle Maintenance Agreement (“Maintenance Agreement”) with Penske Truck Leasing Co., L. P. (“Penske”) for the maintenance of our owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the agreement is 36 months. Regional is obligated to maintain liability insurance coverage on all vehicles naming Penske as a co-insured and indemnify Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement.

On February 17, 2012, we entered into a seven-year Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (“New Tractors”) to be acquired by Penske and leased to us for seven years, and the outsourcing of the maintenance of the New Tractors to Penske (“Lease Agreement”). Under the terms of the Lease Agreement, we made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the New Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the New Tractors by Regional. In connection with the delivery of the New Tractors, we sold our remaining owned tractor fleet, except for several owned tractor units which were retained to be used for terminal site logistics.

Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the New Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor, and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the New Tractors based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five New Tractors as provided in the Lease Agreement due to a decline in Regional’s transportation business. As a result of this partial termination, Regional now leases 15 New Tractors pursuant to the Lease Agreement. Regional is obligated to maintain liability insurance coverage on all vehicles covered by the Lease Agreement on the same basis as in the Lease Agreement.

Reimbursement Agreements

Effective November 17, 2010, we moved our principal executive offices to Dallas, Texas. Pursuant to a month-to-month Reimbursement Agreement, from November 2010 through December 2013, we reimbursed AirNow Compression Systems, LTD (“Airnow”), an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President until November 2013 for the monthly payment of allocable “overhead costs,” which included rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. Effective December 1, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by G. Thomas Graves III, the Chairman of the Board of the General Partner. As a result, the Reimbursement Agreement with Airnow was terminated and the Partnership entered into a new reimbursement agreement with Katy on a month to month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of the date of the CEGP Investment. For the three months ended March 31, 2013 and 2014, expenses billed in connection with the Katy and Rover Technologies LLC agreements were $17,000 and $22,000, respectively.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable to Regional related activities. For the three months ended March 31, 2013 and 2014, Regional recorded allocable expenses of $58,000 and $65,000, respectively.

Registration Rights Agreement

Effective as of August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 Common Units of the Partnership. On May 26, 2011, Central Energy, LP distributed 12,724,019 Common Units to its limited partners pursuant to the terms of the Central Energy, LP partnership agreement. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. The limited partners of Central Energy, LP are referred to below as “Holders.”

In connection with the CEGP Investment, CEGP and each holder of Performance Warrants were added as parties to the Registration Rights Agreement. In order to include CEGP and the holders of the Performance Warrants as parties, the Registration Rights Agreement was amended and restated in its entirety effective November 26, 2013. Such amendment and restatement was approved by the needed majority of Holders party to the agreement.

The Amended and Restated Registration Rights Agreement provides the Holders with two demand registration rights and piggyback registration rights, with certain restrictions, with respect to the Common Units held by them (“Registrable Securities”). The Partnership is required to file a shelf registration statement with the SEC on behalf of the Holders within 180 days after it becomes eligible to use Form S-3 and maintain an effective shelf registration statement with respect to the Registrable Securities until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) three years from the date on which the shelf registration statement was first filed. At the present time the Partnership is not eligible to file a registration statement on Form S-3 since its market capitalization does not meet minimum requirements. The piggyback registration rights permit a Purchaser to elect to participate in an underwritten offering of the Partnership’s securities other than a registration statement filed in connection with the registration of the Partnership’s securities relating solely to (1) employee benefit plans or (2) a Rule 145 transaction. The amount of Registrable Securities that the Purchasers can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

The Partnership is required to pay all costs associated with the demand registrations, any piggyback registration or an underwritten offer except for the underwriting fees, discounts and selling commission, transfer taxes (if any) applicable to the sale of the Registrable Securities, and fees and disbursements of legal counsel for any Holder. The Partnership is also indemnifying each Holder and their respective directors, officers, employees, agents, managers and underwriters, pursuant to an applicable underwriting agreement with such underwriter, from any losses, claims, damages, expenses or liabilities (1) arising from any untrue statement or alleged untrue statement of a material fact contained in the shelf registration statement or any other registration statement relating to the Registrable Securities or (2) the omission or alleged omission to state in such registration statement a material fact required to be stated therein or necessary to make the statements therein not misleading.

The Registration Rights Agreement also prohibits us from entering into a similar agreement which would be inconsistent with the rights granted in the Registration Statement or provide any other holder of the Partnership’s securities rights that are more favorable than those granted to Purchasers without the prior written approval of Purchasers holding a majority of the Registrable Securities.

Given our current financial condition, as well as the current bid/ask price of the Common Units, we do not anticipate filing the shelf registration statement for the foreseeable future. We will seek to amend the Registration Rights Agreement to extend such filing requirement to a later date.

Realization of Assets

Our unaudited consolidated balance sheets have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a loss from operations for the year ended December 31, 2013 and the three months ended March 31, 2014 of $521,000 and $312,000, respectively.

During the year ended December 31, 2013 and the three months ended March 31, 2014, we improved our overall liquidity. Our deficit in working capital, excluding current maturities of long term debt, totaled $1,087,000 at March 31, 2014 compared with $3,163,000 at December 31, 2012, a reduction of $2,076,000. In addition, we were successful in reducing our obligations owing under the Penske Lease Agreement and extending the interest only payment period under the Hopewell Loan Agreement. During 2013, we also satisfactorily resolved the contingencies associated with the late filing tax matters, and paid down and/or obtained payment arrangements with critical accounts payable vendors.

During November 2013, we completed the CEGP Investment, which provided working capital of $2.75 million to the General Partner and Central Energy. We also recently amended the note agreement with the General Partner which provides for an increase in the amount of advances from the General Partner from $2.0 million to $4.0 million and extends the commencement date for amortization of the note with the General Partner to the quarter ended March 2017.

In addition, Regional has taken steps towards expanding its capabilities and services and improving its operating costs. During November 2013, one storage tank that had been out of service since April 2012 was placed back into service. Lost revenues during the time the Storage Tank was out of service and the cost to repair the storage tank were approximately $475,000 and $313,000, respectively. During February 2014, Regional began providing for the off-loading of asphalt products via rail cars, a capability it did not have previously.

Currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $0.5 million at May 1, 2014) are intended to be used to fund the Partnership’s ongoing working capital requirements, including necessary funding of working capital for Regional. In connection with the Hopewell Note, Regional is currently required to make interest payments only of $25,000 per month until June 2014 and then equal monthly payments of $56,000 (principal and interest) each month thereafter until March 2016 at which time a balloon payment of $1,844,000 will be due. Regional also is required to make minimum monthly payments under the Penske Lease Agreement of approximately $30,000 until May 2019. Payments under the Hopewell Note and the Penske Lease Agreement could be accelerated in the event of a default. Regional is required to fund upgrades to its Hopewell facility totaling $465,000 during the first nine months of 2014 in connection with the New Asphalt Agreement. The amount of penalties related to the remaining 2012 Tax Return are $142,000 and will be required to be paid if our appeal is unsuccessful. Since the closing of the CEGP Investment, Messrs. Denman, Graves and Weir have agreed to forego receipt of any compensation as a result of concerns over the available cash resources. In addition, during December 2013, the President of Regional agreed to have a portion of his annual salary paid on each anniversary of his employment agreement.

Substantially all of our assets are pledged as collateral for the Hopewell Loan, and therefore, we are unable to obtain additional financing collateralized by those assets without repayment of the Hopewell Loan. In addition, we have obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that: (1) the expected increase in revenues from recent contracts entered into by Regional; (2) we do not experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers and/or disruptions resulting from the performance of maintenance on its facilities,;(3) our hauling revenues remain at current levels; (4) obligations to creditors are not accelerated; (5) there is adequate funding available for us to complete required maintenance and upgrades to our facilities; (6)our pending facility upgrades are completed timely and within estimated budgets; (7) our operating expenses remain at current levels; (8) we obtain additional working capital to meet our contractual commitments through future intercompany advances or a refinancing of the Hopewell Loan; and/or (9) the Partnership is able to receive future distributions from Regional or future advances from the General Partner in amounts necessary to fund working capital until an acquisition transaction is completed.

There is no assurance that we will have sufficient working capital to cover ongoing cash requirements for the period of time we believe is necessary to complete an acquisition that will provide additional working capital for us. If we do not have sufficient cash reserves, our ability to pursue additional acquisition transactions will be adversely impacted. Furthermore, despite significant effort, we have thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that we will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot be raised and cash flow is inadequate, we would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

It is our intention to acquire additional assets during 2014 on terms that will enable us to expand our assets and generate additional cash from operations. We are also seeking to obtain additional funding through a refinancing of the Hopewell Loan or from a funding transaction. The audited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to obtain adequate funding to maintain operations and to continue in existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See note B to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, “Summary of Significant Accounting Policies”.

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

Based on our assessment and those criteria, we concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.	Description
2.1	Purchase and Sale Agreement, dated December 26, 2007, by and among Rio Vista Operating Partnership L.P., Penn Octane International, LLC, TMOC Corp., TLP MEX L.L.C. and RAZORBACK L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on January 3, 2008, SEC File No. 000-50394).

Exhibit No.	Description
2.2	Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

2.3	Third Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, effective July 21, 2010 and dated August 9, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 13, 2010, SEC File No. 000-50394.)

2.4	Fourth Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, dated November 17, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

3.1	Third Amended and Restated Agreement of Limited Partnership of Central Energy Partners LP dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

3.2	Third Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.1	Specimen Common Unit Certificate of Central Energy Partners LP (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2012, SEC File No. 000-50394.)

4.2	Amended and Restated Registration Rights Agreement by and among Central Energy Partners LP, the Group I Investors, CEGP Acquisition, LLC, JLD Investors, Ltd, and G. Thomas Graves III, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.3	Warrant Agreement issued by Central Energy Partners LP to JLD Services, Ltd. dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.4	Warrant Agreement issued by Central Energy Partners LP to G. Thomas Graves III dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

10.1*	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 12, 2005, SEC File No. 000-50394).

10.2	Loan Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P., and RZB Finance LLC (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.3	$5,000,000 Promissory Note, dated July 26, 2007, issued by Rio Vista Energy Partners L.P. to RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.4	General Security Agreement, dated July 26, 2007, by and between RZB Finance LLC and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.	Description

10.5	Pledge Agreement, dated July 26, 2007, by and between: Rio Vista Energy Partners L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.6	$2,500,000 Promissory Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.7	Environmental Indemnity Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.8	Sixth Amendment, Assumption of Obligations and Release Agreement dated as of June 12, 2009 among RZB Finance LLC, Rio Vista Energy Partners L.P. and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 19, 2009, SEC File No. 000-50394.)

10.9	Reimbursement Agreement effective November 17, 2010, by and between Central Energy GP LLC and AirNow Industrial Compressions Systems, LTD. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.10	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.11	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.12	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

10.13	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.14	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.15	Limited Waiver and Ninth Amendment dated as of November 1, 2012 between RB International Finance (USA) LLC and Regional Enterprises (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 30, 2012, SEC File No. 000-50394.)

Exhibit No.	Description
10.16	Notice of Default, Demand for Payment and Reservation of Rights dated March 1, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 7, 2013, SEC File No. 000-50394.)

10.17	Term Loan and Security Agreement between Regional Enterprises, Inc., as Borrower, and Hopewell Investment Partners LLC, as Lender, dated March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.18	Promissory Note dated March 20, 2013 in an amount of up to $2,500,000 issued by Regional Enterprises, Inc., as Borrower, to Hopewell Investment Partners LLC, as Lender (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.19	First Lien Mortgage, Security Agreement, Assignment of Rents, Leases and Fixture Filing by and from Regional Enterprises, Inc., as Mortgagor, to Hopewell Investment Partners LLC, as Mortgagee, dated as of March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.20	Pledge Agreement dated March 20, 2013 by Central Energy Partners LP to Hopewell Investment Partners (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.21	Assignment of Leases and Rents from Regional Enterprises, Inc. to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.22	Environmental Certificate (With Covenants, Representations and Warranties) from Regional Enterprises, Inc. and Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.23	Unlimited Guaranty dated March 20, 2013 from Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.24*	Employment Contract of Ian T. Bothwell (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.25	Purchase and Sale Agreement by and among Central Energy GP LLC, Central Energy Partners LP and CEGP Acquisition, LLC, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

10.26*	Central Energy Partners LP 2014 Incentive Compensation Plan of the Registrant. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K filed on April 15, 2014, SEC File No. 000-50394).

10.27	Amended and Restated Intercompany Demand Promissory Note dated March 15, 2014. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K filed on April 15, 2014, SEC File No. 000-50394).

*	indicates management contract or compensatory plan or arrangement.

The following Exhibits are filed as part of this report:

Exhibit No.	Description
10.28	Reimbursement Agreement effective December 1, 2013 by and between Central Energy GP LLC and Katy Resources, L.L.C.

10.29	First Amendment to Employment Agreement of Ian T. Bothwell effective December 19, 2013.

15	Accountant’s Acknowledgement.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101	The following materials from Central Energy Partner LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, are formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations (Unaudited); (iii) the Consolidated Statement of Partners’ Deficit (Unaudited); (iv) the Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Consolidated Financial Statements (Unaudited).

All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, the Partnership will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Douglas Weir, Central Energy Partners LP, 4809 Cole Ave., Suite 108, Dallas, Texas 75205.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

May 15, 2014		By:	/s/ John L. Denman, Jr.
John L. Denman, Jr.
Chief Executive Officer and President

May 15, 2014		By:	/s/ Douglas W. Weir
Douglas W. Weir
Chief Financial Officer (Principal Financial and Accounting Officer)

