Form 10-Q
period 2014-06-30
CENTRAL ENERGY PARTNERS LP
filed 2014-08-14
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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

The number of common units outstanding on August 7, 2014 was 19,591,482.

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

Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC,

General Partner of Central Energy Partners LP and Unitholders Of Central Energy Partners LP

We have reviewed the unaudited consolidated balance sheet of Central Energy Partners LP and Subsidiaries (“Central”) as of June 30, 2014, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2013 and 2014 and the unaudited consolidated statements of cash flows and of partners’ deficit for the six months ended June 30, 2014. These interim unaudited consolidated financial statements are the responsibility of Central’s management.

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

/s/ MONGOMERY COSCIA GREILICH, LLP

Plano, Texas

August 14, 2014

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

		Unaudited
	December 31,	June 30,
	2013	2014
Current Assets
Cash	$103,000	$104,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2013 and 2014)	312,000	411,000
Prepaid expenses and other current assets	427,000	365,000
Total current assets	842,000	880,000
Property, plant and equipment – net	3,158,000	3,308,000
Other assets	128,000	128,000
Goodwill	3,941,000	3,941,000
Total assets	$8,069,000	$8,257,000

LIABILITIES AND PARTNERS’ DEFICIT

	December 31, 2013	June 30, 2014
Current Liabilities
Current maturities of long-term debt	$188,000	$188,000
Accounts payable	1,418,000	901,000
Taxes payable	40,000	25,000
Unearned revenue	168,000	247,000
Accrued liabilities	424,000	577,000
Total current liabilities	2,238,000	1,938,000

Long-term debt obligations	2,312,000	2,312,000
Due to General Partner	3,000,000	3,845,000
Deferred income taxes	845,000	845,000

Commitments and contingencies	-	-
Total liabilities	8,395,000	8,940,000

Partners’ deficit
Common units	(319,000)	(669,000)
General Partner’s deficit	(7,000)	(14,000)
Total partners’ deficit	(326,000)	(683,000)
Total liabilities and partners’ deficit	$8,069,000	$8,257,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2014	Six Months Ended June 30, 2013	Six Months Ended June 30, 2014
Revenues	$1,119,000	$1,250,000	$2,435,000	$2,547,000
Cost of goods sold	986,000	1,004,000	2,108,000	2,011,000

Gross profit	133,000	246,000	327,000	536,000
Selling, general and administrative expenses and other
Legal and professional fees	48,000	(48,000)	248,000	85,000
Salaries and payroll related expenses	242,000	184,000	452,000	337,000
Other	(644,000)	110,000	(458,000)	325,000
	(354,000)	246,000	242,000	747,000
Operating income (loss) from continuing operations	487,000	-	85,000	(211,000)
Other income (expense)
Interest expense, net	(97,000)	(97,000)	(167,000)	(197,000)
Income (loss) before taxes	390,000	(97,000)	(82,000)	(408,000)
(Provision) benefit for income taxes	9,000	-	(4,000)	-
Net income (loss)	$399,000	$(97,000)	$(86,000)	$(408,000)

Net income (loss) allocable to the partners	$399,000	$(97,000)	$(86,000)	$(408,000)
Less General Partner’s interest in net income (loss)	8,000	(2,000)	(2,000)	(8,000)
Net income (loss) allocable to the common units	$391,000	$(95,000)	$(84,000)	$(400,000)

Net income (loss) per common unit	$0.02	$(0.00)	$(0.01)	$(0.02)

Weighted average common units outstanding	16,066,482	19,328,982	16,066,482	19,197,732

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(Unaudited)

	Common Units
	Units	Amount	General Partners’ Deficit	Total Partners’ Deficit

Balance as of December 31, 2013	19,066,482	$(319,000)	$(7,000)	$(326,000)

Unit based compensation	525,000	50,000	1,000	51,000

Net loss	-	(400,000)	(8,000)	(408,000)

Balance as of June 30, 2014	19,591,482	$(669,000)	$(14,000)	$(683,000)

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(86,000)	$(408,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	268,000	273,000
Reduction in accrued tax penalties assessed	(803,000)	-
Unit based compensation	16,000	51,000
Changes in current assets and liabilities:
Trade accounts receivable	173,000	(99,000)
Prepaid and other current assets	279,000	62,000
Due to/from General Partner, net	81,000	845,000
Trade accounts payable	(448,000)	(517,000)
Unearned revenue	(30,000)	79,000
Accrued liabilities and other	262,000	153,000
U.S. and foreign taxes payable	(33,000)	(15,000)
Net cash provided by (used in) operating activities	(321,000)	424,000

Cash flows from investing activities:
Capital expenditures	(6,000)	(423,000)
Proceeds from sale of assets	32,000	-
Net cash provided by (used in) investing activities	26,000	(423,000)

Cash flows from financing activities:
Issuance of debt	2,250,000	-
Payment of debt	(1,970,000)	-
Net cash provided by financing activities	280,000	-
Net (decrease) increase in cash	(15,000)	1,000
Cash at beginning of period	22,000	103,000
Cash at end of period	$7,000	$104,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$107,000	$161,000
Taxes	$59,000	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A –BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Central Energy Partners LP, a publicly traded Delaware limited partnership, was formed in July 2003. As used in this report, the terms “Central Energy” and “the Partnership” refer to Central Energy Partners LP, and the terms “Central,” “the Company,” “we,” “our” and “us” are used in this report to refer to Central Energy, its sole general partner Central Energy GP LLC, and its consolidated subsidiaries as a whole.

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

Effective November 26, 2013, CEGP Acquisition, LLC (“CEGP”) acquired 55% of the issued and outstanding membership interests in the General Partner and 3,000,000 Common Units, which represents 15% of the issued and outstanding Common Units of the Partnership (the “CEGP Investment”). CEGP appoints five (5) of the nine (9) members of the Board of Directors of the General Partner. As a result, CEGP controls the General Partner. CEGP is a newly-formed Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III. Upon completion of the CEGP Investment, Mr. Denman replaced Mr. Imad K. Anbouba as CEO and President of the General Partner, and Mr. Graves was appointed as the Chairman of the Board of Directors replacing Mr. Jerry V. Swank, a principal of the controlling entity of The Cushing MLP Opportunity Fund I, L.P. which holds 39.1% of the Common Units of the Partnership (the “Cushing Fund”). JLD Services, Ltd., a company controlled by Mr. Denman, and Mr. Graves were each granted a Performance Warrant which, when exercised and combined with the Common Units acquired by CEGP in connection with the CEGP Investment, would represent 26.6% of the issued and outstanding Common Units of the Partnership.

Basis of Presentation

The accompanying consolidated financial statements include the Partnership and its only operating subsidiary, Regional. We have two other subsidiaries that have no operations – Rio Vista Operating Partnership, LP (“RVOP”) and Rio Vista Operating GP LLC. All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of June 30, 2014, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2013 and 2014 and the unaudited consolidated statements of cash flows and of partners’ deficit for the six months ended June 30, 2014, have been prepared by us without audit. In our opinion, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of June 30, 2014, the unaudited consolidated results of operations for the three months and six months ended June 30, 2013 and 2014 and the unaudited consolidated statements of cash flows and of partners’ deficit for the six months ended June 30, 2014.

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

Environmental Obligations

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our operations, to identify potential environmental exposures, and to comply with regulatory policies and procedures. We account for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain types of environmental contingencies. For the quarters ended June 30, 2013 and 2014, we had no environmental contingencies requiring specific disclosure or the recording of a liability.

Unit Based Compensation

We may issue options, warrants, rights or appreciation rights with respect to Common Units for any Partnership purpose, including to non-employees for goods and services and to acquire or extend debt, without approval of the Limited Partners. We apply the provisions of ASC 505 to account for such transactions. ASC 505 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the options, warrants, rights or appreciation rights is used to account for such transactions. We did not record any costs for unit-based payment costs for non-employees for the six months ended June 30, 2013 and 2014, respectively under the fair-value provisions of ASC 505.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Partnership applies ASC 718 for options, Common Units or other equity-based grants to our employees and directors of the General Partner. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. We recorded $16,000 and $51,000 for unit-based payment costs for employees and directors for the six months ended June 30, 2013 and 2014, respectively, under the fair-value provisions of ASC 718. See “Note F – Unit Options and Equity Incentive Plan – Incentive Plans” below for information regarding equity-based grants made during the six months ended June 30, 2014.

NOTE B – PARTNERS’ DEFICIT

The number of Common Units outstanding at June 30, 2014 was 19,591,482. The Common Units represent 98% of the Partnership’s outstanding capital and 100% of the Partnership’s limited partnership interests. We are controlled by our general partner, Central Energy GP LLC, which holds the remaining 2% interest in the Partnership.

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

	For the three months ended June 30, 2013
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net income available to the Common Units	$391,000
Basic EPS
Net income available to the Common Units	391,000	16,066,482	$0.02
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net income available to the Common Units	391,000	16,066,482	$0.02

	For the three months ended June 30, 2014
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(95,000)
Basic EPS
Net (loss) available to the Common Units	(95,000)	19,328,982	$(0.00)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net income available to the Common Units	N/A	N/A	N/A

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the six months ended June 30, 2013
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(84,000)
Basic EPS
Net (loss) available to the Common Units	(84,000)	16,066,482	$(0.01)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net income available to the Common Units	N/A	N/A	N/A

	For the six months ended June 30, 2014
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(400,000)
Basic EPS
Net (loss) available to the Common Units	(400,000)	19,197,732	$(0.02)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

Allocation of Net Income

Our net loss is allocated to partners’ capital accounts in accordance with the provisions of the partnership agreement.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2013	June 30, 2014

Land	$512,000	$512,000
Terminal and improvements	4,955,000	5,378,000
Automotive equipment	1,297,000	1,297,000
	6,764,000	7,187,000
Less: accumulated depreciation and amortization	(3,606,000)	(3,879,000)
	$3,158,000	$3,308,000

Depreciation expense of property, plant and equipment totaled $135,000 and $137,000 for the three months ended June 30, 2013 and 2014 and $268,000 and $273,000 for the six months ended June 30, 2013 and 2014, respectively.

NOTE E — DEBT OBLIGATIONS

	December 31, 2013	June 30, 2014
Long-term debt obligations were as follows:
Hopewell Note	$2,500,000	$2,500,000
	-	-
	2,500,000	2,500,000
Less current portion	(188,000)	(188,000)
	$2,312,000	$2,312,000

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Hopewell Note

On March 20, 2013, we entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional up to $2,500,000 (“Hopewell Loan”), all of which was advanced in 2013. William M. Comegys III, a member of the Board of Directors of the General Partner, is a member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

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

The principal purpose of the Hopewell Loan was to repay the entire amounts due by Regional to our previous lender in the amount of $1,970,000. The remaining amounts provided under the Hopewell Loan were used for working capital.

The Hopewell Loan matures in March 19, 2016 and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, as amended, we are required to make interest payments only through December 2014 and then 14 equal monthly payments of $56,000 (principal and interest) from January 2015 through February 2016 with a balloon payment of approximately $2 million due on March 19, 2016.

We are also required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to us, declare the Hopewell Note immediately due and payable.

NOTE F – UNIT OPTIONS AND EQUITY INCENTIVE PLAN

Performance Warrants

On November 26, 2013, we issued Performance Warrants to JLD Services, Ltd., a company controlled by Mr. Jack Denman, the Chief Executive Officer and President of the General Partner, and Mr. G. Thomas Graves III, the Chairman of the General Partner, for consideration of $500 each. Each Performance Warrant, grants the holder thereof the right, but not the obligation, to acquire up to 1,500,000 Common Units at a price of $0.093478, which was the average closing bid price for a Common Unit as reported by the “Pink Sheets” published by OTC Pink for the 30-day period ended November 22, 2013, in the event the Partnership successfully completes one or more asset acquisition transactions, approved by the General Partner, with an aggregate gross purchase price of at least $20 million within 12 months after the closing of the CEGP Investment. The Performance Warrants provide certain anti-dilution protections in the event of a distribution of additional Common Units or subdivision of outstanding Common Units, a capital reorganization of the Partnership, a reclassification of the units of the Partnership, the consolidation or merger of the Partnership with or into another entity, or other similar transaction. Each holder or its assigns is granted registration rights with respect to the Common Units issuable upon exercise of a Performance Warrant. We will record the value of the Performance Warrants at such time as the performance milestones are achieved.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Incentive Plans

On March 9, 2005, we established the 2005 Equity Incentive Plan of Rio Vista Energy Partners L.P. (“2005 Plan”). The 2005 Plan permits the grant of options, appreciation rights, restricted common units and phantom units of Common Units of the Partnership to any person who is an employee or director of, or consultant to, the Partnership or the General Partner or any affiliate of the Partnership (the “Partnership Entities”). The plan provides anti-dilution protection as determined by the Compensation Committee for a combination, exchange or extra-ordinary distribution of Common Units, or reorganization, recapitalization or any similar event affecting the Common Units or other securities of the Partnership. There were 750,000 Common Units authorized for issuance as awards under the 2005 Plan. The 2005 Plan remains available for the grant of awards until March 9, 2015, or such earlier date as the Board of the General Partner may determine. As the result of the grant of Common Units to non-executive directors of the General Partner as described below, there are 47,310 Common Units remaining for issuance under the 2005 Plan as of June 30, 2014.

On March 26, 2014, the Board of Directors of the General Partner authorized and approved the 2014 Long-Term Incentive Plan of Central Energy Partners, LP (“2014 Plan”). The 2014 Plan permits the grant of incentive and non-incentive Common Unit Options, Common Unit Appreciation Rights, Restricted Common Unit Grants, Common Units, Common Unit Value Equivalents and Substitute Awards to employees and directors of the Partnership Entities. The Compensation Committee may grant the recipient of an award, other than a Common Unit grant, the right to receive an amount equal to the minimum quarterly distributions associated with the Common Units which are the subject of an award. All awards, except an outright grant of Common Units, are subject to forfeiture upon termination of an executive officer, employee or director for any reason unless the Compensation Committee establishes other criteria in the award grant. The 2014 Plan provides anti-dilution protection for the recipient of an award in the case of a reorganization, combination, exchange or extra-ordinary distribution of Common Units, a merger, consolidation or combination of the Partnership with another entity, or a “change of control” of the Partnership or the General Partner. The 2014 Plan remains in effect until December 31, 2023, unless sooner terminated by the Board of Directors of the General Partner in accordance with its terms. The 2014 Plan authorizes the issuance of up to 3,300,000 Common Units, subject to amendment to increase the amount of authorized Common Units. As a result of the grant of Common Units to executive officers of the General Partner, Regional, and directors of the General Partner as summarized below, there are 1,950,000 Common Units remaining for issuance under the 2014 Plan as of June 30, 2014.

Grant of Restricted Common Unit Options to Executive Officers

On March 26, 2014, the Board of Directors of the General Partner approved the recommendation of the Board’s Compensation Committee to grant restricted Common Units (the “Restricted Units”) to the executive officers of the General Partner and Regional. The Compensation Committee finalized the terms of the Restricted Common Unit Restricted Unit Agreement, the form of which is attached to this Report (the “Restricted Unit Agreement”), and delivered such Restricted Unit Agreements to each of the executive officers on May 16, 2014, granting the number of Restricted Units as set forth in the following table:

Award Recipient	Number of Restricted Units

John L. Denman, Jr.	500,000
G. Thomas Graves	300,000
Douglas W. Weir	250,000
Ian T. Bothwell	75,000
Daniel P. Matthews	75,000

The grant of the Restricted Units is made in consideration of the services to be rendered by an executive officer to the Partnership Entities. The Restricted Unit Agreement provides the award recipient the right to purchase the designated number of Common Units at an exercise price established by the final trade price of a Common Unit on the date of grant (May 16, 2014) or, if no trade occurred on the date of grant, the average bid and asked price on that date as quoted by OTC Pink. There was no trade in the Common Units on May 16, 2014, and the average bid and asked price on that date was $0.09. Each grant of Restricted Units expires on May 16, 2019.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Restricted Units are awards of Common Units that are subject to restrictions on transferability and a substantial risk of forfeiture and are intended to retain and motivate members of management of the Partnership Entities. Award recipients have all the rights of a Unitholder in the Partnership with respect to the Restricted Units, including the right to receive distributions thereon if and when distributions are made by the Partnership to other Unitholders. The Restricted Units vest and the forfeiture restrictions lapse in substantially equal one-third (1/3) increments on each of May 16, 2015, May 16, 2016, and May 16, 2017.

If an award recipient’s service with the Partnership Entities is terminated prior to full vesting of the Restricted Units due to death or “disability” (as defined in the Restricted Unit Agreement) or if the award recipient’s employment with the Partnership Entities is terminated for “good reason” (as defined in the Restricted Unit Agreement) or by a Partnership Entity without “cause” (as defined in the Restricted Unit Agreement), then all Restricted Units will immediately vest in full as of the date of such termination. If an award recipient’s service with a Partnership Entity is terminated prior to full vesting of the Restricted Units for any other reason, then the award recipient will forfeit all unvested Restricted Units to the Partnership. In the event of an award recipient’s termination from service without “cause” or for “good reason” within two (2) years following the occurrence of a change of control, all unvested Restricted Units will become immediately vested in full. The Restricted Units are subject to anti-dilution protections as provided in the Restricted Unit Agreement. The Partnership is obligated to register the Restricted Units with the U.S. Securities and Exchange Commission (the “Commission”) pursuant to a Form S-8 registration statement.

Grant of Common Units to Directors under the 2005 Plan

As previously reported in the Partnership’s Annual Report on Form 10-K filed with the Commission on April 15, 2014, the Board of Directors of the General Partner approved the recommendation of its Compensation Committee to grant 375,000 Common Units to its non-executive directors under the 2005 Plan. The Compensation Committee finalized the terms of the Common Unit Grant Agreement, the form of which is attached to this Report (the “Grant Agreement”), and delivered such Grant Agreements to each of the non-executive directors on May 16, 2014, granting the number of Common Units as set forth in the following table:

Award Recipient	Number of Common Units

Alan D. Bell	75,000
Alexander C. Chae	75,000
William M. Comegys III	75,000
Robert H. Lutz	75,000
Michael T. Wilhite	75,000

The Common Units have been awarded to each of the directors for their service to the Partnership Entities in lieu of cash compensation. The Common Units awarded to each director have the value per Common Unit as established by the final trade price of a Common Unit on May 16, 2014 or, if no trade occurred on that date, the average bid and asked price on such date. The award recipient is the owner of the Common Units effective May 16, 2014 until such date as the Common Units are sold by such recipient and shall have all of the rights of a Unitholder of the Partnership. The Common Units are subject to anti-dilution protections as provided in the Restricted Unit Agreements. The Partnership is obligated to register the Common Units with the Commission pursuant to a Form S-8 registration statement.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Grant of Common Units to Directors under the 2014 Plan

On March 26, 2014, the Board of Directors of the General Partner approved the recommendation of its Compensation Committee to grant 75,000 Common Units to each of Imad K. Anbouba, a director of the General Partner and its former Chief Executive Officer, and Swank Investment Partners LP, an affiliate of The Cushing MLP Opportunity Fund I, L.P., which is the largest holder of Common Units and for which Daniel L. Spears, one of the directors of the General Partner, serves as portfolio manager. The Compensation Committee finalized the terms of the Common Unit Grant Agreements for such awards, the form of which is attached to this Report, and delivered such grant agreements to each of Mr. Anbouba and Swank Investment Partners on May 16, 2014. These grant agreements have the same terms and conditions as the Grant Agreements issued under the 2005 Plan.

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

On February 17, 2012, we entered into a seven-year Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (“Leased Tractors”) to be acquired by Penske and leased to us for seven years, and the outsourcing of the maintenance of the Leased Tractors to Penske (“Lease Agreement”). Under the terms of the Lease Agreement, we made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the Leased Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear are to be charged to Regional in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske has obtained all operating permits and licenses with respect to the use of the Leased Tractors by Regional. In connection with the delivery of the Leased Tractors, we sold our remaining owned tractor fleet, except for several owned tractor units which were retained to be used for terminal site logistics.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the Leased Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor, and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the Leased Tractors based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five Leased Tractors as provided in the Lease Agreement due to a decline in Regional’s transportation business. As a result of this partial termination, Regional now operates 15 Leased Tractors pursuant to the Lease Agreement. Regional is obligated to maintain liability insurance coverage on all Leased Tractors.

NOTE H – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

For the 3 months ended June 30, 2014, Associated Asphalt Hopewell LLC, Suffolk Sales, and MeadWestvaco Specialty Chemicals, Inc., accounted for approximately 27%, 20% and 15% of Regional’s revenues, respectively, and approximately 2%, 20% and 25% of its account receivables, respectively. Rubicon Energy, LLC accounted for approximately 11% of Regional’s revenues and 18% of the accounts receivable.

For the 6 months ended June 30, 2014, Associated Asphalt Hopewell LLC, Suffolk Sales, and MeadWestvaco Specialty Chemicals, Inc., accounted for approximately 24%, 22% and 17% of Regional’s revenues, respectively, and approximately 2%, 20% and 25% of Regional’s accounts receivable, respectively.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. We maintain cash balances in different financial institutions. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At June 30, 2014, we did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with our accounts receivable are mitigated by our ongoing credit evaluations of our customers.

NOTE I — INCOME TAXES

Federal Tax Liabilities

Failure to File Electronically and Delivery of Schedules K-1 to Unitholders

During November 2013, we received a notice from the IRS that we were liable for penalties (“2012 IRS Penalties”) of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”) and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically. We timely filed the 2012 Tax Return manually. During January 2014, we submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, we received written notice from the IRS that the appeal of the late filing penalty was approved and the appeal of the failure to file the 2012 Tax Return electronically was denied. We believe that there existed reasonable cause for the Partnership’s failure to file the 2012 Tax Return electronically and as a result we intend to appeal the decision to deny. As of June 30, 2014, we have accrued a reserve of $142,000 in connection with the remaining 2012 IRS Penalties.

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

Advances from General Partner

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012, and amended during March 2014. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $4,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium-term notes. The rate at June 30, 2014 is 1.89% per annum and such rate is adjusted monthly by the IRS under IRB 625. At June 30, 2014, the total amount owed to the General Partner by the Partnership, including accrued interest, was $3,845,000.

Intercompany Loans and Receivables

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in order to provide the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at June 30, 2014 is $4,234,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At June 30, 2014, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $2,803,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable to Regional related activities. For the three months and six months ended June 30, 2013 and 2014, Regional recorded allocable expenses of $12,000, $55,000, $30,000 and $120,000, respectively.

Reimbursement Agreements

Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by G. Thomas Graves III, the Chairman of the Board of the General Partner. As a result, we entered into a new reimbursement agreement with Katy on a month-to-month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Senior Vice President located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of the date of the CEGP Investment. For the three months and six months ended June 30, 2013 and 2014, expenses billed in connection with the reimbursement agreements were $12,000, $13,000, $30,000 and $35,000, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE K — REALIZATION OF ASSETS

Our unaudited consolidated balance sheets have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a loss from operations for the year ended December 31, 2013 and the six months ended June 30, 2014 of $521,000 and $408,000, respectively.

During the period since December 31, 2012, we improved our overall liquidity. Our deficit in working capital, excluding current maturities of long-term debt, totaled $870,000 at June 30, 2014 compared with $3,163,000 at December 31, 2012, a reduction of $2,293,000. In addition, we were successful in reducing our obligations owing under the Penske Lease Agreement and extending the interest only payment period under the Hopewell Loan Agreement. During 2013, we also satisfactorily resolved the TransMontaigne Dispute, the contingencies associated with the late filing tax matters, and paid down and/or obtained payment arrangements with critical accounts payable vendors.

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

Currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $0.2 million at July 17, 2014) are intended to be used to fund the Partnership’s ongoing working capital requirements. In connection with the Hopewell Note, Regional is currently required to make interest payments only of $25,000 per month until December 2014 and then equal monthly payments of $56,000 (principal and interest) each month thereafter until March 2016 at which time a balloon payment of approximately $2 million will be due. Regional also is required to make minimum monthly payments under the Penske Lease Agreement of approximately $30,000 until May 2019. Payments under the Hopewell Note and the Penske Lease Agreement could be accelerated in the event of a default. The amount of penalties related to the remaining 2012 Tax Return is $142,000 and will be required to be paid if our appeal is unsuccessful. Since the closing of the CEGP Investment, Messrs. Denman, Graves and Weir have agreed to forego receipt of any compensation as a result of concerns over available cash resources.

Substantially all of our assets are pledged as collateral for the Hopewell Loan, and therefore, we are unable to obtain additional financing collateralized by those assets without repayment of the Hopewell Loan. In addition, we have obligations under existing registrations rights agreements. These rights may be a deterrent to any future equity financings.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that: (1) the expected increase in revenues from recent contracts entered into by Regional materializes as predicted; (2) we do not experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers and/or disruptions resulting from the performance of maintenance on our facilities; (3) our hauling revenues remain at current levels; (4) obligations to creditors are not accelerated; (5) there is adequate funding available for us to complete required maintenance and upgrades to our facilities; (6)our pending facility upgrades are completed timely and within estimated budgets; (7) our operating expenses remain at current levels; (8) we obtain additional working capital to meet our contractual commitments through future intercompany advances or a refinancing of the Hopewell Loan; and/or (9) the Partnership is able to receive future distributions from Regional or future advances from the General Partner in amounts necessary to fund working capital until an acquisition transaction is completed by the Partnership.

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

It is our intention to acquire additional assets during 2014 on terms that will enable us to expand our assets and generate additional cash from operations. We are also seeking to obtain additional funding through a refinancing of the Hopewell Loan or from an alternative funding transaction. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to obtain adequate funding to maintain operations and to continue in existence.

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

NOTE M - SEGMENT INFORMATION

We report segment information in accordance with ASC 280, Segment Reporting. Under ASC 280, all publicly-traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. We had only one operating segment (the transportation and terminaling business of Regional) during the three months and six months ended June, 2013 and 2014.

The following are amounts related to the Regional transportation and terminaling business included in the accompanying consolidated financial statements for the three months and six months ended June 30, 2013 and 2014 and at December 31, 2013 and June 30, 2014:

	Three months ended June 30, 2013	Three months ended June 30, 2014	Six months ended June 30, 2013	Six months ended June 30, 2014

Revenue from external customers	$1,119,000	$1,250,000	$2,435,000	$2,547,000
Interest expense	$93,000	$79,000	$158,000	$164,000
Depreciation and amortization	$133,000	$136,000	$268,000	$273,000
Income tax expense (benefit)	$(9,000)	$-	$4,000	$-
Net (loss)	$(94,000)	$(74,000)	$(623,000)	$(153,000)

	December 31, 2013	June 30, 2014
Total assets	$8,069,000	$8,257,000

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

Regional’s revenues for the three months and six months ended June 30, 2013 and 2014 were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended June 30,
	2013		2014
	Revenue	%	Revenue	%

Hauling	$579	52%	$467	43%
Storage	442	39%	544	39%
Terminal	87	7%	239	18%
Other	11	1%	-	0%
Total	$1,119	100%	$1,250	100%

	Six Months Ended June 30,
	2013		2014
	Revenue	%	Revenue	%

Hauling	$1,343	59%	$1,019	40%
Storage	883	34%	1,050	41%
Terminal	198	7%	478	19%
Other	11	0%	-	0%
Total	$2,435	100%	$2,547	100%

Recent Developments

Executive Officers

Effective May 1, 2014, Mr. Douglas W. Weir was appointed Chief Financial Officer and Chief Accounting Officer of the General Partner. Ian T. Bothwell was appointed as Senior Vice President of the General Partner and President of Regional in recognition of Mr. Bothwell’s new focus on identifying potential asset investment opportunities for the Partnership and growing and expanding Regional’s existing business.

Results of Operations

The unaudited consolidated results of operations from continuing operations during the three months ended June 30, 2013 and 2014, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Three Months Ended June 30, 2014 and 2013 (all amounts in thousands)

							Change Three Months Ended
	Three Months Ended			Three Months Ended			June 30, 2014 versus
	June 30, 2014			June 30, 2013			June 30, 2013
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$1,250	$-	$1,250	$1,119	$-	$1,119	$131	$-	$131
Costs Of Goods Sold	$1,004	$-	$1,004	$986	$-	$986	18	-	18
Gross Profit	$246	$-	$246	$133	$-	$133	113	-	113
Selling, General and Administrative Expenses	$241	$4	$245	$320	$(674)	$(354)	79	(678)	(599)
Operating Income (Loss)	$5	$(4)	$1	$(187)	$674	$487	192	(678)	(486)
Interest Expense, net	$(79)	$(18)	$(97)	$(93)	$(4)	$(97)	14	(14)	-
Income (Loss) Before Taxes	$(74)	$(22)	$(96)	$(280)	$670	$390	206	(692)	(486)
Provision (Benefit) For Income Taxes	$-	$-	$-	$(9)	$-	$(9)	(9)	-	(9)
Net Income (Loss)	$(74)	$(22)	$(96)	$(271)	$670	$399	$197	$(692)	$(495)

Revenues. Our revenues for the three months ended June 30, 2014 increased by $0.131 million over the revenues for the three months ended June 30, 2013. The increase was due to adding a new customer in May that has taken Regional to full capacity.

Cost of Goods Sold. Our cost of goods sold for the three months ended June 30, 2014 increased slightly from the same period in 2013. The variance was minimal and in line with our forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) during the three months ended June 30, 2014 were $0.245 million compared to $(0.354) million for the three months ended June 30, 2013, an increase of approximately $0.5 million (204%). The increase was mainly the result of the abatement of tax penalties during the three months ended June 30, 2014.

Six Months Ended June 30, 2014 and 2013 (all amounts in thousands)

							Change Six Months Ended
	Six Months Ended			Six Months Ended			June 30, 2014 versus
	June 30, 2014			June 30, 2013			June 30, 2013
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$2,547	$-	$2,547	$2,435	$-	$2,435	$112	$-	$112
Costs Of Goods Sold	$2,011	$-	$2,011	$2,108	$-	$2,108	97	-	97
Gross Profit	$536	$-	$536	$327	$-	$327	209	-	209
Selling, General and Administrative Expenses	$525	$222	$747	$788	$(545)	$243	263	(767)	(504)
Operating Income (Loss)	$11	$(222)	$211	$(461)	$545	$85	472	(767)	(295)
Interest Expense, net	$(164)	$(33)	$(197)	$(158)	$(8)	$(167)	(6)	(25)	(31)
Income (Loss) Before Taxes	$(153)	$(255)	$(408)	$(619)	$537	$(82)	466	(792)	(326)
Provision (Benefit) For Income Taxes	$-	$-	$-	$4	$-	$4	(4)	-	(4)
Net Income (Loss)	$(153)	$(255)	$(408)	$(623)	$537	$(86)	$462	$(792)	$(330)

Revenues. Our revenues for the six months ended June 30, 2014 increased by $0.1112 million over the revenues for the six months ended June 30, 2013. The increase was due to adding a new customer in May that has taken Regional to full capacity.

Cost of Goods Sold. Our cost of goods sold for the six months ended June 30, 2014 decreased slightly from 2013. Costs of goods sold related to storage and terminal services did not increase despite the increase in related revenues as the costs are mostly fixed. The variance was minimal and in line with our forecast.

Selling, General and Administrative Expenses. SG&A during the six months ended June 30, 2014 were $0.747 million compared to $0.243 million for the six months ended June 30, 2013, an increase of approximately $0.5 million (67.5%). The increase was mainly the result of the abatement of tax penalties during the six months ended June 30, 2013.

Liquidity and Capital Resources

On November 26, 2013 (“Closing”), the Partnership, the General Partner and CEGP Acquisition, LLC (“CEGP”) executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents (“Other Transaction Documents”) providing for the sale of a 55% interest in the General Partner to CEGP through the purchase of newly issued membership interests of the General Partner by CEGP and the issuance of 3,000,000 Common Units to CEGP for $2,750,000 (the “Purchase Price”), In addition, the Partnership issued performance warrants for $500 each to affiliates of CEGP that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after Closing (“Performance Warrants”). In connection with the purchase of the equity securities by CEGP and the issuance of the Performance Warrants, the Partnership amended and restated (1) its Registration Rights Agreement to include the Common Units purchased by CEGP and issuable upon exercise of the Performance Warrants. (2) the General Partner Company Agreement, and Partnership Agreement, copies of which have been filed as exhibits to this report. At the Closing, net proceeds of $2,350,000 (“Net Proceeds”) were delivered to the General Partner and the Partnership (the Purchase Price less credits for prior payments of $400,000 made to the General Partner in connection with stand-still agreements in place until the execution of the PSA) (“Stand-Still Payments”). Of the total Purchase Price, the amount of $280,434 was allocated to the price paid for the 3,000,000 Common Units. CEGP paid $240,434 to the Partnership at Closing from the Net Proceeds, with the $40,000 balance of the purchase price for the 3,000,000 Common Units being a portion of the Stand-Still Payments. The remaining amount of the Purchase Price, or $2,469,566, was allocated to the value of the 55% Membership Interest of the General Partner, represented by 136,888.89 Units issued to CEGP, and $2,109,566 was paid to the General Partner at Closing from the Net Proceeds with the balance of $360,000 being the attributed portion of the Stand-Still Payments.

With the completion of the CEGP Investment, CEGP now holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.7% of the issued and outstanding Common Units of the Partnership. Prior to execution of the PSA, Messrs. Imad K. Anbouba and Carter R. Montgomery and The Cushing MLP Opportunity Fund I, L. P. (the “Cushing Fund”) controlled the General Partner and had controlling authority over the Partnership. CEGP is a newly-formed Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III. Upon completion of the CEGP Investment, Mr. Denman replaced Mr. Anbouba as CEO and President of the General Partner and Mr. Graves was appointed as the Chairman of the Board replacing Mr. Jerry V. Swank. JLD Services, Ltd., a company controlled by Mr. Denman, and Mr. Graves were each granted a Performance Warrant. Assuming exercise of the Performance Warrants, Messrs. Denman and Graves would be deemed the beneficial owners of 27.1% of the issued and outstanding Common Units of the Partnership.

Tax Liabilities

Failure to File Electronically and Delivery of Schedules K-1 to Unitholders

During November 2013, we received a notice from the IRS that we were liable for penalties (“2012 IRS Penalties”) of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”), and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically. We timely filed the 2012 Tax Return with the IRS manually. During January 2014, we submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, we received written notice from the IRS that the appeal of the late filing penalty was approved, and the appeal of the failure to file the 2012 Tax Return electronically was denied. We believe that there existed reasonable cause for the Partnership’s failure to file the 2012 Tax Return electronically and as a result we intend to appeal the decision to deny. During the year ended December 31, 2013, we accrued a reserve of $142,000 in connection with the remaining 2012 IRS Penalties. There can be no assurance that our request for relief from the remaining outstanding 2012 IRS Penalties will be approved by the IRS or that we will have adequate financial resources to pay the remaining outstanding 2012 IRS Penalties.

Disputes

We may be involved with other proceedings, lawsuits and claims in the ordinary course of its business. We believe that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect our consolidated financial results.

Debt Obligations

Hopewell Note

On March 20, 2013, we entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional up to $2,500,000 (“Hopewell Loan”), all of which was advanced during 2013. William M. Comegys III, a member of the Board of Directors of the General Partner, is a member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

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

The Hopewell Loan matures in March 19, 2016 and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan as amended, we are required to make interest payments only through December 2014 and then 14 equal monthly payments of $56,000 (principal and interest) from January 2015 through the February 2016 with a balloon payment of approximately $2 million due on March 19, 2016.

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

Advances from General Partner

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012, and amended during March 2014. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $4,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at the imputed rate of the IRS for medium term notes. The rate at June 30, 2014 is 1.89% per annum and such rate is adjusted monthly by the IRS under IRB 625. At June 30, 2014, the total amount owed to the General Partner by the Partnership, including accrued interest, was $3,845,000.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in order to provide the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at June 30, 2014 is $4,234,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At June 30, 2014, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $2,803,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Material Agreements

Tank Storage and Terminal Services Agreement

Regional currently has approximately 10 million gallons of storage capacity at its Hopewell facility, all of which were leased at June 30, 2014. All of our tanks are under contract with expiration dates ranging from ten months to three years from June 30, 2014. We expect to renew each contract on or before expiration; however there are no assurances that we will be successful.

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

On February 17, 2012, we entered into a seven-year Vehicle Lease Service Agreement with Penske for the outsourcing of 20 new Volvo tractors (“Leased Tractors”) to be acquired by Penske and leased to us for seven years, and the outsourcing of the maintenance of the Leased Tractors to Penske (“Lease Agreement”). Under the terms of the Lease Agreement, we made a $90,000 deposit, the proceeds for which were obtained from the sale of six of Regional’s owned tractors, and will pay a monthly lease fee per tractor and monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each New Tractor during each month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the Leased Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear shall be in accordance with Penske fleet pricing, and such costs are subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the Leased Tractors by Regional. In connection with the delivery of the Leased Tractors, we sold our remaining owned tractor fleet, except for several owned tractor units which were retained to be used for terminal site logistics.

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

Reimbursement Agreements

Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by G. Thomas Graves III, the Chairman of the Board of the General Partner. As a result, we entered into a new reimbursement agreement with Katy on a month-to-month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Senior Vice President located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of the date of the CEGP Investment. For the three months and six months ended June 30, 2013 and 2014, expenses billed in connection with the reimbursement agreements were $12,000, $13,000, $30,000 and $35,000, respectively.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable to Regional related activities. For the three months and six months ended June 30, 2013 and 2014, Regional recorded allocable expenses of $12,000, $55,000, $30,000 and $120,000, respectively.

Registration Rights Agreements

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

We are required to pay all costs associated with the shelf registration, any piggyback registration or an underwritten offer except for the underwriting fees, discounts and selling commission, transfer taxes (if any) applicable to the sale of the Registrable Securities, and fees and disbursements of legal counsel for any Purchaser. We are also indemnifying the Purchasers and their respective directors, officers, employees, agents, managers and underwriters, pursuant to an applicable underwriting agreement with such underwriter, from any losses, claims, damages, expenses or liabilities (1) arising from any untrue statement or alleged untrue statement of a material fact contained in the shelf registration statement or any other registration statement relating to the Registrable Securities or (2) the omission or alleged omission to state in such registration statement a material fact required to be stated therein or necessary to make the statements therein not misleading.

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

Realization of Assets

Our unaudited consolidated balance sheets have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a net loss for the year ended December 31, 2013 and the six months ended June 30, 2014 of $545,000 and $408,000, respectively.

During the period since December 31, 2012, we improved our overall liquidity. Our deficit in working capital, excluding current maturities of long-term debt, totaled $870,000 at June 30, 2014 compared with $3,163,000 at December 31, 2012, a reduction of $2,293,000. In addition, we were successful in reducing our obligations owing under the Penske Lease Agreement and extending the interest only payment period under the Hopewell Loan Agreement. During 2013, we also satisfactorily resolved the TransMontaigne Dispute, the contingencies associated with the late filing tax matters, and paid down and/or obtained payment arrangements with critical accounts payable vendors.

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

Currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $0.2 million at July 17, 2014) are intended to be used to fund the Partnership’s ongoing working capital requirements. In connection with the Hopewell Note, Regional is currently required to make interest payments only of $25,000 per month until December 2014 and then equal monthly payments of $56,000 (principal and interest) each month thereafter until March 2016 at which time a balloon payment of approximately $2 million will be due. Regional also is required to make minimum monthly payments under the Penske Lease Agreement of approximately $30,000 until May 2019. Payments under the Hopewell Note and the Penske Lease Agreement could be accelerated in the event of a default. The amount of penalties related to the remaining 2012 Tax Return is $142,000 and will be required to be paid if our appeal is unsuccessful. Since the closing of the CEGP Investment, Messrs. Denman, Graves and Weir have agreed to forego receipt of any compensation as a result of concerns over the available cash resources.

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

Based on our assessment and those criteria, we concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.	Description
2.1	Purchase and Sale Agreement, dated December 26, 2007, by and among Rio Vista Operating Partnership L.P., Penn Octane International, LLC, TMOC Corp., TLP MEX L.L.C. and RAZORBACK L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on January 3, 2008, SEC File No. 000-50394).

2.2	Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

2.3	Third Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, effective July 21, 2010 and dated August 9, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 13, 2010, SEC File No. 000-50394.)

2.4	Fourth Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, dated November 17, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

3.1	Third Amended and Restated Agreement of Limited Partnership of Central Energy Partners LP dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

3.2	Third Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.1	Specimen Common Unit Certificate of Central Energy Partners LP (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2012, SEC File No. 000-50394.)

4.2	Amended and Restated Registration Rights Agreement by and among Central Energy Partners LP, the Group I Investors, CEGP Acquisition, LLC, JLD Investors, Ltd, and G. Thomas Graves III, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.3	Warrant Agreement issued by Central Energy Partners LP to JLD Services, Ltd. dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.4	Warrant Agreement issued by Central Energy Partners LP to G. Thomas Graves III dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

10.1*	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 12, 2005, SEC File No. 000-50394).

Exhibit No.	Description
10.2	Loan Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P., and RZB Finance LLC (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.3	$5,000,000 Promissory Note, dated July 26, 2007, issued by Rio Vista Energy Partners L.P. to RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.4	General Security Agreement, dated July 26, 2007, by and between RZB Finance LLC and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.5	Pledge Agreement, dated July 26, 2007, by and between: Rio Vista Energy Partners L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.6	$2,500,000 Promissory Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.7	Environmental Indemnity Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.8	Sixth Amendment, Assumption of Obligations and Release Agreement dated as of June 12, 2009 among RZB Finance LLC, Rio Vista Energy Partners L.P. and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 19, 2009, SEC File No. 000-50394.)

10.9	Reimbursement Agreement effective November 17, 2010, by and between Central Energy GP LLC and AirNow Industrial Compressions Systems, LTD. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.10	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.11	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.12	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

Exhibit No.	Description
10.13	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.14	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.15	Limited Waiver and Ninth Amendment dated as of November 1, 2012 between RB International Finance (USA) LLC and Regional Enterprises (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 30, 2012, SEC File No. 000-50394.)

10.16	Notice of Default, Demand for Payment and Reservation of Rights dated March 1, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 7, 2013, SEC File No. 000-50394.)

10.17	Term Loan and Security Agreement between Regional Enterprises, Inc., as Borrower, and Hopewell Investment Partners LLC, as Lender, dated March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.18	Promissory Note dated March 20, 2013 in an amount of up to $2,500,000 issued by Regional Enterprises, Inc., as Borrower, to Hopewell Investment Partners LLC, as Lender (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.19	First Lien Mortgage, Security Agreement, Assignment of Rents, Leases and Fixture Filing by and from Regional Enterprises, Inc., as Mortgagor, to Hopewell Investment Partners LLC, as Mortgagee, dated as of March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.20	Pledge Agreement dated March 20, 2013 by Central Energy Partners LP to Hopewell Investment Partners (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.21	Assignment of Leases and Rents from Regional Enterprises, Inc. to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.22	Environmental Certificate (With Covenants, Representations and Warranties) from Regional Enterprises, Inc. and Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.23	Unlimited Guaranty dated March 20, 2013 from Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.24*	Employment Contract of Ian T. Bothwell (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

Exhibit No.	Description
10.25	Purchase and Sale Agreement by and among Central Energy GP LLC, Central Energy Partners LP and CEGP Acquisition, LLC, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

10.26*	Central Energy Partners LP 2014 Incentive Compensation Plan of the Registrant. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K filed on April 15, 2014, SEC File No. 000-50394).

10.27	Amended and Restated Intercompany Demand Promissory Note dated March 15, 2014. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K filed on April 15, 2014, SEC File No. 000-50394).

10.28	Reimbursement Agreement effective December 1, 2013 by and between Central Energy GP LLC and Katy Resources, L.L.C. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2014, SEC File No. 000-50394).

10.29*	First Amendment to Employment Agreement of Ian T. Bothwell effective December 19, 2013. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2014, SEC File No. 000-50394).

10.30*	Central Energy Partners, LP 2014 Long-Term Incentive Plan. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on May 16, 2014, SEC File No. 000-50394.)

*	indicates management contract or compensatory plan or arrangement.

The following Exhibits are filed as part of this report:

Exhibit No.	Description

15	Accountant’s Acknowledgement.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101	The following materials from Central Energy Partner LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, are formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations (Unaudited); (iii) the Consolidated Statement of Partners’ Deficit (Unaudited); (iv) the Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Consolidated Financial Statements (Unaudited).

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

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

August 14, 2014		By:	/s/ John L. Denman, Jr.
John L. Denman, Jr.
Chief Executive Officer and President

August 14, 2014		By:	/s/ Douglas W. Weir
Douglas W. Weir
Chief Financial Officer (Principal Financial and Accounting Officer)

