Form 10-Q
period 2014-09-30
CENTRAL ENERGY PARTNERS LP
filed 2014-11-14
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of common units outstanding on November 7, 2014 was 19,591,482.

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

Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC,

General Partner of Central Energy Partners LP and Unitholders of Central Energy Partners LP

We have reviewed the unaudited consolidated balance sheet of Central Energy Partners LP and Subsidiaries (“Central”) as of September 30, 2014, the unaudited consolidated statement of operations for the three months and nine months ended September 30, 2013 and 2014 and the unaudited consolidated statements of cash flows and of partners’ deficit for the nine months ended September 30, 2014. These interim unaudited consolidated financial statements are the responsibility of Central’s management.

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

November 14, 2014

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	December 31,	September 30,
	2013	2014
Current Assets
Cash	$103,000	$66,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2013 and 2014)	312,000	371,000
Prepaid expenses and other current assets	427,000	200,000
Total current assets	842,000	637,000
Property, plant and equipment – net	3,158,000	3,545,000
Other assets	128,000	128,000
Goodwill	3,941,000	3,941,000
Total assets	$8,069,000	$8,251,000

LIABILITIES AND PARTNERS’ DEFICIT

	December 31, 2013	September 30, 2014
Current Liabilities
Current maturities of long-term debt	$188,000	$287,000
Accounts payable	1,418,000	1,078,000
Taxes payable	40,000	16,000
Unearned revenue	168,000	176,000
Accrued liabilities	424,000	265,000
Total current liabilities	2,238,000	1,822,000

Long-term debt obligations	2,312,000	2,213,000
Due to General Partner	3,000,000	4,177,000
Deferred income taxes	845,000	845,000

Commitments and contingencies	-	-

Partners’ deficit
Common units	(319,000)	(789,000)
General Partner’s deficit	(7,000)	(17,000)
Total partners’ deficit	(326,000)	(806,000)
Total liabilities and partners’ deficit	$8,069,000	$8,251,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2014
Revenues	$1,044,000	$1,456,000	$3,480,000	$4,004,000
Cost of goods sold	838,000	1,061,000	2,946,000	3,073,000
Gross profit	206,000	395,000	534,000	931,000
Selling, general and administrative expenses and other
Legal and professional fees	182,000	61,000	430,000	146,000
Salaries and payroll related expenses	180,000	141,000	633,000	478,000
Other	(211,000)	156,000	(669,000)	480,000
	151,000	358,000	394,000	1,104,000
Operating income (loss) from continuing operations	55,000	37,000	140,000	(173,000)
Other expense
Interest expense, net	(106,000)	(170,000)	(272,000)	(367,000)
Loss before taxes	(51,000)	(133,000)	(132,000)	(540,000)
Provision for income taxes	(62,000)	-	(67,000)	-
Net Loss	$(113,000)	$(133,000)	$(199,000)	$(540,000)

Net Loss allocable to the partners	$(113,000)	$(133,000)	$(199,000)	$(540,000)
Less General Partner’s interest in net loss	(2,000)	(3,000)	(4,000)	(11,000)
Net loss allocable to the common units	$(111,000)	$(130,000)	$(195,000)	$(529,000)

Net loss per common unit	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average common units outstanding	16,066,482	19,591,482	16,066,482	19,299,815

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(Unaudited)

	Common Units
	Units	Amount	General Partner’s Deficit	Total Partners’ Deficit

Balance as of December 31, 2013	19,066,482	$(319,000)	$(7,000)	$(326,000)

Unit based compensation	525,000	59,000	1,000	60,000

Net loss	-	(529,000)	(11,000)	(540,000)

Balance as of September 30, 2014	19,591,482	$(789,000)	$(17,000)	$(806,000)

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(199,000)	$(540,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	402,000	413,000
Reduction in accrued tax penalties assessed	(1,119,000)	-
Unit based compensation	16,000	60,000
Changes in current assets and liabilities:
Trade accounts receivable	286,000	(59,000)
Prepaid and other current assets	479,000	227,000
Due to/from General Partner, net	445,000	1,177,000
Trade accounts payable	(924,000)	(340,000)
Unearned revenue	(33,000)	8,000
Accrued liabilities and other	126,000	(159,000)
U.S. and foreign taxes payable	(25,000)	(24,000)
Net cash provided by (used in) operating activities	(546,000)	763,000

Cash flows from investing activities:
Capital expenditures	(6,000)	(800,000)
Proceeds from sale of assets	31,000	-
Net cash provided by (used in) investing activities	25,000	(800,000)

Cash flows from financing activities:
Issuance of debt	2,500,000	-
Payment of debt	(1,970,000)	-
Net cash provided by financing activities	530,000	-
Net (decrease) increase in cash	9,000	(37,000)
Cash at beginning of period	22,000	103,000
Cash at end of period	$31,000	$66,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$222,000	$240,000
Taxes	$84,000	$35,000

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

Effective November 26, 2013, CEGP Acquisition, LLC (“CEGP”) acquired 55% of the issued and outstanding membership interests in the General Partner and 3,000,000 Common Units, which represents 15% of the issued and outstanding Common Units of the Partnership (the “CEGP Investment”). CEGP appoints five (5) of the nine (9) members of the Board of Directors of the General Partner. As a result, CEGP controls the General Partner. CEGP is a Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III. Upon completion of the CEGP Investment, Mr. Denman replaced Mr. Imad K. Anbouba as CEO and President of the General Partner, and Mr. Graves was appointed as the Chairman of the Board of Directors replacing Mr. Jerry V. Swank, a principal of the controlling entity of The Cushing MLP Opportunity Fund, L.P. which holds 39.1% of the Common Units of the Partnership (the “Cushing Fund”). JLD Services, Ltd., a company controlled by Mr. Denman, and Mr. Graves were each granted a Performance Warrant which, when exercised and combined with the Common Units acquired by CEGP in connection with the CEGP Investment, would represent 26.6% of the issued and outstanding Common Units of the Partnership. The Performance Warrants expire on November 25, 2014 and it is unlikely that the performance requirements will be satisfied.

Basis of Presentation

The accompanying consolidated financial statements include the Partnership and its only operating subsidiary, Regional. We have two other subsidiaries that have no operations – Rio Vista Operating Partnership, LP (“RVOP”) and Rio Vista Operating GP LLC. All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of September 30, 2014, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2013 and 2014 and the unaudited consolidated statements of cash flows and of partners’ deficit for the nine months ended September 30, 2014, have been prepared by us without audit. In our opinion, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of September 30, 2014, the unaudited consolidated results of operations for the three months and nine months ended September 30, 2013 and 2014 and the unaudited consolidated statements of cash flows and of partners’ deficit for the nine months ended September 30, 2014.

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

Environmental Obligations

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our operations, to identify potential environmental exposures, and to comply with regulatory policies and procedures. We account for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain types of environmental contingencies. For the quarters ended September 30, 2013 and 2014, we had no environmental contingencies requiring specific disclosure or the recording of a liability.

Unit Based Compensation

We may issue options, warrants, rights or appreciation rights with respect to Common Units for any Partnership purpose, including to non-employees for goods and services and to acquire or extend debt, without approval of the Limited Partners. We apply the provisions of ASC 505 to account for such transactions. ASC 505 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the options, warrants, rights or appreciation rights is used to account for such transactions. We did not record any costs for unit-based payment costs for non-employees for the nine months ended September 30, 2013 and 2014, respectively under the fair-value provisions of ASC 505.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Partnership applies ASC 718 for options, Common Units or other equity-based grants to our employees and directors of the General Partner. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. We recorded $16,000 and $60,000 for unit-based payment costs for employees and directors for the nine months ended September 30, 2013 and 2014, respectively, under the fair-value provisions of ASC 718. See “Note F – Unit Options and Equity Incentive Plan – Incentive Plans” below for information regarding equity-based grants made during the nine months ended September 30, 2014.

NOTE B – PARTNERS’ DEFICIT

The number of Common Units outstanding at September 30, 2014 was 19,591,482. The Common Units represent 98% of the Partnership’s outstanding capital and 100% of the Partnership’s limited partnership interests. We are controlled by our general partner, Central Energy GP LLC, which holds a 2% interest in the Partnership. At September 30, 2014, the Partners’ deficit was $806,000, of which $17,000 is attributable to the General Partner’s interest in the Partnership.

NOTE C – Loss Per Common UNIT

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

	For the three months ended September 30, 2013
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(111,000)
Basic EPS
Net (loss) available to the Common Units	(111,000)	16,066,482	$(0.01)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended September 30, 2014
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount
Net (loss) available to the Common Units	$(130,000)
Basic EPS
Net (loss) available to the Common Units	(130,000)	19,591,482	$(0.01)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net income available to the Common Units	N/A	N/A	N/A

	For the nine months ended September 30, 2013
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount
Net (loss) available to the Common Units	$(195,000)
Basic EPS
Net (loss) available to the Common Units	(195,000)	16,066,482	$(0.01)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net income available to the Common Units	N/A	N/A	N/A

	For the nine months ended September 30, 2014
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount
Net (loss) available to the Common Units	$(529,000)
Basic EPS
Net (loss) available to the Common Units	(529,000)	19,299,815	$(0.03)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

Allocation of Net Income

Our net loss is allocated to partners’ capital accounts in accordance with the provisions of the partnership agreement.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2013	September 30, 2014

Land	$512,000	$512,000
Terminal and improvements	4,955,000	5,755,000
Automotive equipment	1,297,000	1,297,000
	6,764,000	7,564,000
Less: accumulated depreciation and amortization	(3,606,000)	(4,019,000)
	$3,158,000	$3,545,000

Depreciation expense of property, plant and equipment totaled $134,000 and $140,000 for the three months ended September 30, 2013 and 2014 and $402,000 and $413,000 for the nine months ended September 30, 2013 and 2014, respectively.

NOTE E — DEBT OBLIGATIONS

	December 31, 2013	September 30, 2014
Long-term debt obligations were as follows:
Hopewell Note	$2,500,000	$2,500,000
	-	-
	2,500,000	2,500,000
Less current portion	188,000	287,000
	$2,312,000	$2,213,000

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

The Hopewell Loan matures March 19, 2016 and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, as amended, we are required to make interest payments only through December 2014 and then 14 equal monthly payments of $56,000 (principal and interest) from January 2015 through February 2016 with a balloon payment of approximately $2 million due on March 19, 2016.

We are also required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to us, declare the Hopewell Note immediately due and payable. We have provided all required financial statements to Hopewell.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F – UNIT OPTIONS AND EQUITY INCENTIVE PLAN

Performance Warrants

On November 26, 2013, we issued Performance Warrants to JLD Services, Ltd., a company controlled by Mr. Jack Denman, the Chief Executive Officer and President of the General Partner, and Mr. G. Thomas Graves III, the Chairman of the General Partner, for consideration of $500 each. Each Performance Warrant, grants the holder thereof the right, but not the obligation, to acquire up to 1,500,000 Common Units at a price of $0.093478, which was the average closing bid price for a Common Unit as reported by the “Pink Sheets” published by OTC Pink for the 30-day period ended November 22, 2013, in the event the Partnership successfully completes one or more asset acquisition transactions, approved by the General Partner, with an aggregate gross purchase price of at least $20 million within 12 months after the closing of the CEGP Investment. The Performance Warrants provide certain anti-dilution protections in the event of a distribution of additional Common Units or subdivision of outstanding Common Units, a capital reorganization of the Partnership, a reclassification of the units of the Partnership, the consolidation or merger of the Partnership with or into another entity, or other similar transaction. Each holder or its assigns is granted registration rights with respect to the Common Units issuable upon exercise of a Performance Warrant. It is not anticipated that these performance milestones will be achieved prior to the expiration of the Performance Warrants.

Incentive Plans

On March 9, 2005, we established the 2005 Equity Incentive Plan of Rio Vista Energy Partners L.P. (“2005 Plan”). The 2005 Plan permits the grant of options, appreciation rights, restricted common units and phantom units of Common Units of the Partnership to any person who is an employee or director of, or consultant to, the Partnership or the General Partner or any affiliate of the Partnership (the “Partnership Entities”). The plan provides anti-dilution protection as determined by the Compensation Committee for a combination, exchange or extra-ordinary distribution of Common Units, or reorganization, recapitalization or any similar event affecting the Common Units or other securities of the Partnership. There were 750,000 Common Units authorized for issuance as awards under the 2005 Plan. The 2005 Plan remains available for the grant of awards until March 9, 2015, or such earlier date as the Board of the General Partner may determine. As the result of the grant of Common Units to non-executive directors of the General Partner as described below, there are 47,310 Common Units remaining for issuance under the 2005 Plan as of September 30, 2014.

On March 26, 2014, the Board of Directors of the General Partner authorized and approved the 2014 Long-Term Incentive Plan of Central Energy Partners, LP (“2014 Plan”). The 2014 Plan permits the grant of incentive and non-incentive Common Unit Options, Common Unit Appreciation Rights, Restricted Common Unit Grants, Common Units, Common Unit Value Equivalents and Substitute Awards to employees and directors of the Partnership Entities. The Compensation Committee may grant the recipient of an award, other than a Common Unit grant, the right to receive an amount equal to the minimum quarterly distributions associated with the Common Units which are the subject of an award. All awards, except an outright grant of Common Units, are subject to forfeiture upon termination of an executive officer, employee or director for any reason unless the Compensation Committee establishes other criteria in the award grant. The 2014 Plan provides anti-dilution protection for the recipient of an award in the case of a reorganization, combination, exchange or extra-ordinary distribution of Common Units, a merger, consolidation or combination of the Partnership with another entity, or a “change of control” of the Partnership or the General Partner. The 2014 Plan remains in effect until December 31, 2023, unless sooner terminated by the Board of Directors of the General Partner in accordance with its terms. The 2014 Plan authorizes the issuance of up to 3,300,000 Common Units, subject to amendment to increase the amount of authorized Common Units. As a result of the grant of Common Units to executive officers of the General Partner, Regional, and directors of the General Partner as summarized below, there are 1,950,000 Common Units remaining for issuance under the 2014 Plan as of September 30, 2014.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Grant of Common Units to Directors under the 2005 Plan

At meetings held on December 19, 2013 and March 26, 2014, the Board of Directors of the General Partner approved the recommendation of its Compensation Committee to grant 375,000 Common Units to its non-executive directors under the 2005 Plan. The Compensation Committee finalized the terms of the Common Unit Grant Agreement (the “Grant Agreement”) and delivered such Grant Agreements to each of the non-executive directors on May 16, 2014, granting the number of Common Units as set forth in the following table:

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

NOTE H – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

For the three months ended September 30, 2014, Rubicon Energy LLC, Suffolk Sales, and MeadWestvaco Specialty Chemicals, Inc., accounted for approximately 29%, 17% and 14% of Regional’s revenues, respectively, and approximately 20%, 22% and 25% of its account receivables, respectively.

For the nine months ended September 30, 2014, Associated Asphalt Hopewell LLC, Suffolk Sales, and MeadWestvaco Specialty Chemicals, Inc., accounted for approximately 20%, 20% and 16% of Regional’s revenues, respectively, and approximately 0%, 16% and 21% of Regional’s accounts receivable, respectively.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. We maintain cash balances in different financial institutions. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At September 30, 2014, we did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with our accounts receivable are mitigated by our ongoing credit evaluations of our customers.

NOTE I — INCOME TAXES

Federal Tax Liabilities

Failure to File Electronically and Delivery of Schedules K-1 to Unitholders

During November 2013, we received a notice from the IRS that we were liable for penalties (“2012 IRS Penalties”) of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”) and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically. We timely filed the 2012 Tax Return manually. During January 2014, we submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, we received written notice from the IRS that the appeal of the late filing penalty was approved and the appeal of the failure to file the 2012 Tax Return electronically was denied. We believe that there existed reasonable cause for the Partnership’s failure to file the 2012 Tax Return electronically and we have notified the IRS that we are appealing their decision subject to the IRS completing its review of the matter, which remains pending. As of September 30, 2014, we have accrued a reserve of $142,000 in connection with the remaining 2012 IRS Penalties.

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

Advances from General Partner

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan. Effective March 1, 2012, the Genreal Partner and the Partnership executed an Intercompany Demand Promissory Note to evidence the indebtedness, which note was amended during March 2014 and November 2014. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $5,000,000 to fund working capital needs of the Partnership and its subsidiaries. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bore interest at the imputed rate of the IRS for medium-term notes. The November 2014 amendment increased the interest rate to a flat 10% per annum for all periods from and after July 1, 2014. At September 30, 2014, the total amount owed to the General Partner by the Partnership, including accrued interest, was $4,177,000.

Intercompany Loans and Receivables

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in order to provide the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at September 30, 2014 is $4,296,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At September 30, 2014, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $2,957,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable to Regional related activities. For the three months and nine months ended September 30, 2013 and 2014, Regional recorded allocable expenses of $64,000, $45,000, $177,000 and $165,000, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reimbursement Agreements

Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by G. Thomas Graves III, the Chairman of the Board of the General Partner. As a result, we entered into a new reimbursement agreement with Katy on a month-to-month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Senior Vice President located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of the date of the CEGP Investment. For the three months and nine months ended September 30, 2013 and 2014, expenses billed in connection with the reimbursement agreements were $12,000, $12,000, $42,000 and $47,000, respectively.

NOTE K — REALIZATION OF ASSETS

Our unaudited consolidated balance sheets have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a loss from operations for the year ended December 31, 2013 and the nine months ended September 30, 2014 of $521,000 and $540,000, respectively.

During the period since December 31, 2012, we improved our overall liquidity. Our deficit in working capital, excluding current maturities of long-term debt, totaled $898,000 at September 30, 2014 compared with $3,163,000 at December 31, 2012, a reduction of $2,265,000. In addition, we were successful in reducing our obligations owing under the Penske Lease Agreement and extending the interest only payment period under the Hopewell Loan Agreement. During 2013, we also satisfactorily resolved the TransMontaigne Dispute, the contingencies associated with the late filing tax matters, and paid down and/or obtained payment arrangements with critical accounts payable vendors.

During November 2013, we completed the CEGP Investment, which provided working capital of $2.75 million to the General Partner and Central Energy. We also recently amended the note agreement with the General Partner which provides for an increase in the amount of advances from the General Partner from $2.0 million to $4.0 million.

At September 30, 2014, we had cash available to fund ongoing working capital requirements of $66,000. In August 2014, the Board of Directors of the General Partner recommended a capital call of $750,000 to fund working capital needs. This recommendation was approved by the requisite percentage of members on August 7, 2014. As of November 14, 2014, the capital call was fully subscribed and funded. We anticipate that this amount, together with cash flow from operations, will be sufficient to meet the Company’s working capital requirements for approximately 12 months.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that: (1) we do not experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers and/or disruptions resulting from the performance of maintenance on our facilities; (2) our hauling revenues remain at current levels; (3) obligations to creditors are not accelerated; (4) our pending facility upgrades are completed timely and within estimated budgets; (5) our operating expenses remain at current levels; (6) we obtain additional working capital to meet our contractual commitments through future intercompany advances or a refinancing of the Hopewell Loan; and/or (7) the Partnership is able to receive future distributions from Regional or future advances from the General Partner in amounts necessary to fund working capital until an acquisition transaction is completed by the Partnership.

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

It is our intention to acquire additional assets during 2015 on terms that will enable us to expand our assets and generate additional cash from operations. We are also seeking to obtain additional funding through a refinancing of the Hopewell Loan or from an alternative funding transaction. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to obtain adequate funding to maintain operations and to continue in existence.

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

NOTE M - SEGMENT INFORMATION

We report segment information in accordance with ASC 280. Under ASC 280, all publicly-traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. We had only one operating segment (the transportation and terminaling business of Regional) during the three months and nine months ended September, 2013 and 2014.

The following are amounts related to the Regional transportation and terminaling business included in the accompanying consolidated financial statements for the three months and nine months ended September 30, 2013 and 2014 and at December 31, 2013 and September 30, 2014:

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended September 30, 2013	Three months ended September 30, 2014	Nine months ended September 30, 2013	Nine months ended September 30, 2014

Revenue from external customers	$1,044,000	$1,456,000	$3,480,000	$4,003,000
Interest expense	99,000	202,000	257,000	539,000
Depreciation and amortization	134,000	140,000	402,000	413,000
Income tax expense (benefit)	(62,000)	-	67,000	-
Net (loss)	$(256,000)	$(203,000)	$(879,000)	$(356,000)

	December 31, 2013	September 30, 2014

Total assets	$8,069,000	$8,218,000

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

Regional’s revenues for the three months and nine months ended September 30, 2013 and 2014 were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended September 30,
	2013		2014
	Revenue	%	Revenue	%

Hauling	$498	48%	$744	51%
Storage	446	43%	606	42%
Terminal	95	9%	106	7%
Other	5	0%	-	0%
Total	$1,044	100%	$1,456	100%

	Nine Months Ended September 30,
	2013		2014
	Revenue	%	Revenue	%

Hauling	$1,841	53%	$1,764	44%
Storage	1,329	38%	1,656	41%
Terminal	294	8%	584	15%
Other	16	1%	-	0%
Total	$3,480	100%	$4,004	100%

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

Results of Operations

The unaudited consolidated results of operations from continuing operations during the three months ended September 30, 2013 and 2014, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Three Months Ended September 30, 2014 and 2013 (all amounts in thousands)

							Change Three Months Ended
	Three Months Ended			Three Months Ended			September 30, 2014 versus
	September 30, 2014			September 30, 2013			September 30, 2013
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$1,456	$-	$1,456	$1,044	$-	$1,044	$412	$-	$412
Costs Of Goods Sold	1,061	-	1,061	838	-	838	223	-	223
Gross Profit	395	-	395	206	-	206	189	-	189
Selling, General and Administrative Expenses	267	91	358	300	(149)	151	(33)	240	207
Operating Income (Loss)	128	(91)	37	(94)	149	55	222	(240)	(18)
Interest Expense, net	(67)	(103)	(170)	(99)	(7)	(106)	32	(96)	(64)
Income (Loss) Before Taxes	61	(194)	(133)	(193)	142	(51)	254	(336)	(82)
Provision (Benefit) For Income Taxes	-	-	-	62	-	62	(62)	-	(62)
Net Income (Loss)	$61	$(194)	$(133)	$(255)	$142	$(113)	$316	$(336)	$(20)

Revenues. Our revenues for the three months ended September 30, 2014 increased by $0.412 million over the revenues for the three months ended September 30, 2013. The increase was due to adding a new customer in May that has taken Regional to full capacity for the entire quarter.

Cost of Goods Sold. Our cost of goods sold for the three months ended September 30, 2014 increased by 27% from the same period in 2013, but was still accretive to the profit margin relative to the revenue added. The increase was entirely due to being at full capacity. The resulting gross profit margin increased to 27% for the 2014 quarter versus 20% for the 2013 quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) during the three months ended September 30, 2014 were $0.358 million compared to $0.151 million for the three months ended September 30, 2013, an increase of approximately $0.2 million (137%). The increase was the result of recording $0.3 million for the abatement of California tax penalties during the three months ended September 30, 2013. Disregarding the effect of the abatement, overall SG&A decreased by $0.1 million during the same period.

Nine Months Ended September 30, 2014 and 2013 (all amounts in thousands)

							Change Nine Months Ended
	Nine Months Ended			Nine Months Ended			September 30, 2014 versus
	September 30, 2014			September 30, 2013			September 30, 2013
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$4,004	$-	$4,004	$3,480	$-	$3,480	$524	$-	$524
Costs Of Goods Sold	3,073	-	3,073	2,946	-	2,946	127	-	127
Gross Profit	931	-	931	534	-	534	397	-	397
Selling, General and Administrative Expenses	792	312	1,104	1,088	(694)	394	(296)	1,006	710
Operating Income (Loss)	139	(312)	(173)	(554)	694	140	693	(1,006)	(313)
Interest Expense, net	(231)	(136)	(367)	(257)	(15)	(272)	26	(121)	(95)
Income (Loss) Before Taxes	(92)	(448)	(540)	(811)	679	(132)	719	(1,127)	(408)
Provision (Benefit) For Income Taxes	-	-	-	67	-	67	(67)	-	(67)
Net Income (Loss)	$(92)	$(448)	$(540)	$(878)	$679	$(199)	$786	$(1,127)	$(341)

Revenues. Our revenues for the nine months ended September 30, 2014 increased by $0.524 million over the revenues for the nine months ended September 30, 2013. The increase was due to adding a new customer in May that has taken Regional to full capacity.

Cost of Goods Sold. Our cost of goods sold for the nine months ended September 30, 2014 increased by 4.3% from 2013. The increase was very low relative to the revenue that was added for the year.

Selling, General and Administrative Expenses. SG&A during the nine months ended September 30, 2014 was $1.104 million compared to $0.394 million for the nine months ended September 30, 2013, an increase of approximately $0.7 million. The increase was mainly the result of the abatement of tax penalties during the nine months ended September 30, 2013 totaling $1.1 million. Recurring SG&A actually decreased by nearly $0.4 million in 2014 as compared to 2013.

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

At September 30, 2014, we had cash available to fund ongoing working capital requirements of $66,000. In August 2014, the Board of Directors of the General Partner recommended a capital call of $750,000 to fund working capital needs. This recommendation was approved by the requisite percentage of members on August 7, 2014. As of November 14, 2014, the capital call was fully subscribed and funded. With the capital call completed, CEGP continues to hold 55% of the issued and outstanding membership interests in the General Partner. The Cushing Fund and Messrs. Anbouba and Montgomery hold 15.90%, 11.28% and 11.28%, respectively.

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

We are also required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to us, declare the Hopewell Note immediately due and payable. We have provided all required financial statements to Hopewell.

Advances from General Partner

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan. Effective March 1, 2012, the Genreal Partner and the Partnership executed an Intercompany Demand Promissory Note to evidence the indebtedness, which note was amended during March 2014 and November 2014. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $5,000,000 to fund working capital needs of the Partnership and its subsidiaries. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bore interest at the imputed rate of the IRS for medium-term notes. The November 2014 amendment increased the interest rate to a flat 10% per annum for all periods from and after July 1, 2014. At September 30, 2014, the total amount owed to the General Partner by the Partnership, including accrued interest, was $4,177,000.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in order to provide the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at September 30, 2014 is $4,296,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At September 30, 2014, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $2,957,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Material Agreements

Tank Storage and Terminal Services Agreement

Regional currently has approximately 10 million gallons of storage capacity at its Hopewell facility, all of which were leased at September 30, 2014. All of our tanks are under contract with expiration dates ranging from ten months to three years from September 30, 2014. We expect to renew each contract on or before expiration; however there are no assurances that we will be successful.

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

Reimbursement Agreements

Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by G. Thomas Graves III, the Chairman of the Board of the General Partner. As a result, we entered into a new reimbursement agreement with Katy on a month-to-month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Senior Vice President located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of the date of the CEGP Investment. For the three months and nine months ended September 30, 2013 and 2014, expenses billed in connection with the reimbursement agreements were $12,000, $12,000, $42,000 and $47,000, respectively.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable to Regional related activities. For the three months and nine months ended September 30, 2013 and 2014, Regional recorded allocable expenses of $64,000, $45,000, $177,000 and $165,000, respectively.

Registration Rights Agreements

Effective as of August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 Common Units of the Partnership. On May 26, 2011, Central Energy, LP distributed 12,724,019 Common Units to its limited partners pursuant to the terms of the Central Energy, LP partnership agreement. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. The limited partners of Central Energy, LP, which are also the members of the General Partner, are referred to herein as the “Purchasers.”

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

In connection with the CEGP Investment, CEGP and each of the Warrant Purchasers were added as a Holder of Registrable Securities to the Registration Rights Agreement. In order to include CEGP and the Warrant Purchasers as parties to the Registration Rights Agreement, the parties agreed to amend and restate the Registration Rights Agreement in its entirety. The Amended and Restated Registration Rights Agreement (“Registration Rights Agreement”) was approved by more than the needed majority of the parties to the agreement on November 20, 2013, and Registration Rights Agreement became effective upon its execution by all parties on November 26, 2013. The major changes incorporated into the Registration Rights Agreement include the following:

•	The holders of Registrable Securities were redefined to include CEGP, each Warrant Purchaser and the members of the General Partner holding Common Units.

•	The holders were granted two demand registration rights, with certain restrictions, and piggyback registration rights with respect to Common Units held by each of them.

•	The Partnership is required to file a shelf registration statement with the SEC on behalf of the holders within 180 days after it becomes eligible to use Form S-3 and maintain as effective such shelf registration statement with respect to the Registrable Securities until the earlier to occur of: (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement; (2) there are no Registrable Securities outstanding; or (3) three years from the date on which the shelf registration statement was first filed. At the present time the Partnership is not eligible to file a registration statement using Form S-3 since its market capitalization does not meet the threshold established by the SEC.

•	The demand registration rights permit the holders of at least 3,000,000 of the Registrable Securities to demand that the Partnership file a registration statement to register such holders’ Registrable Securities and those of all other holders who elect to sell Registrable Securities, subject to certain conditions including the right of the Partnership to postpone a demand registration in the event that such demand would (i) materially interfere with a significant acquisition, merger, consolidation or reorganization involving the Partnership, (ii) require the premature disclosure of material information regarding the Registrant, or (iii) render the Partnership unable to comply with requirements of the Securities Act or the Exchange Act of 1934 and the rules and regulations promulgated thereunder. The piggyback registration rights permit a holder to elect to participate in an underwritten offering of the Partnership’s Common Units or other registrable securities. The amount of Registrable Securities that the holders can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

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

Realization of Assets

Our unaudited consolidated balance sheets have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a loss from operations for the year ended December 31, 2013 and the nine months ended September 30, 2014 of $521,000 and $540,000, respectively.

During the period since December 31, 2012, we improved our overall liquidity. Our deficit in working capital, excluding current maturities of long-term debt, totaled $898,000 at September 30, 2014 compared with $3,163,000 at December 31, 2012, a reduction of $2,265,000. In addition, we were successful in reducing our obligations owing under the Penske Lease Agreement and extending the interest only payment period under the Hopewell Loan Agreement. During 2013, we also satisfactorily resolved the TransMontaigne Dispute, the contingencies associated with the late filing tax matters, and paid down and/or obtained payment arrangements with critical accounts payable vendors.

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

At September 30, 2014, we had cash available to fund ongoing working capital requirements of $66,000. In August 2014, the Board of Directors of the General Partner recommended a capital call of $750,000 to fund working capital needs. This recommendation was approved by the requisite percentage of members on August 7, 2014. As of November 14, 2014, the capital call was fully subscribed and funded. We anticipate that this amount, together with cash flow from operations, will be sufficient to meet the Company’s working capital requirements for approximately 12 months.

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

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that: (1) we do not experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers and/or disruptions resulting from the performance of maintenance on our facilities; (2) our hauling revenues remain at current levels; (3) obligations to creditors are not accelerated; (4) our pending facility upgrades are completed timely and within estimated budgets; (5) our operating expenses remain at current levels; (6) we obtain additional working capital to meet our contractual commitments through future intercompany advances or a refinancing of the Hopewell Loan; and/or (7) the Partnership is able to receive future distributions from Regional or future advances from the General Partner in amounts necessary to fund working capital until an acquisition transaction is completed by the Partnership.

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

It is our intention to acquire additional assets during 2015 on terms that will enable us to expand our assets and generate additional cash from operations. We are also seeking to obtain additional funding through a refinancing of the Hopewell Loan or from an alternative funding transaction. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to obtain adequate funding to maintain operations and to continue in existence.

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

Based on our assessment and those criteria, we concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of September 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See “Note F – Unit Options and Equity Incentive Plan” to the unaudited consolidated financial statements included in this report for a more detailed discussion of the issuance of Common Unit Options and Common Unit Grants issued by the Company to its employees and directors.

In August 2014, the Board of Directors of the General Partner recommended a capital call of $750,000 to fund working capital needs. This recommendation was approved by the requisite percentage of members on August 7, 2014 pursuant to the terms of the General Partner’s company agreement. On September 8, 2014, the General Partners offered 15,000 membership interests at a value of $50.00 per interest to each of its members in accordance with the provisions of its company agreement. As of November 3, 2014, the offered membership interests were fully subscribed. The offer of the membership interests was made in accordance with Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. No broker was involved in the transaction.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

At its quarterly meeting held on November 11, 2014, the Board of Directors of the General Partner reconstituted its Audit Committee and its Compensation Committee. Mr. Robert L. Lutz agreed to serve on the Audit Committee to replace Mr. William M. Comegys III, who agreed to serve as Chairman and a member of the Compensation Committee. The Board has determined that each of Messrs. Lutz and Comegys are “independent” directors and each meet the respective requirements of Section 10A(3) and Section 10C of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder and is qualified to act in their respective positions. As a result of these actions, the members of the Audit Committee include Messrs. Alan D. Bell (Chairman), Robert L. Lutz and Michael T. Wilhite. The members of the Compensation Committee are Messrs. Alan D. Bell, William M. Comegys III (Chairman), Daniel L Spears and Michael T. Wilhite, Jr.

Item 6. Exhibits

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.	Description

2.1	Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

2.2	Third Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, effective July 21, 2010 and dated August 9, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 13, 2010, SEC File No. 000-50394.)

2.3	Fourth Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, dated November 17, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

3.1

Third Amended and Restated Agreement of Limited Partnership of Central Energy Partners LP dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

3.2	Third Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.1	Specimen Common Unit Certificate of Central Energy Partners LP (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2012, SEC File No. 000-50394.)

4.2	Amended and Restated Registration Rights Agreement by and among Central Energy Partners LP, the Group I Investors, CEGP Acquisition, LLC, JLD Investors, Ltd, and G. Thomas Graves III, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.3	Warrant Agreement issued by Central Energy Partners LP to JLD Services, Ltd. dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.4	Warrant Agreement issued by Central Energy Partners LP to G. Thomas Graves III dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

10.1*	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 12, 2005, SEC File No. 000-50394).

10.2	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

Exhibit No.	Description

10.3	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.4	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

10.5	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.6	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.7	Term Loan and Security Agreement between Regional Enterprises, Inc., as Borrower, and Hopewell Investment Partners LLC, as Lender, dated March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.8	Promissory Note dated March 20, 2013 in an amount of up to $2,500,000 issued by Regional Enterprises, Inc., as Borrower, to Hopewell Investment Partners LLC, as Lender (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.9	First Lien Mortgage, Security Agreement, Assignment of Rents, Leases and Fixture Filing by and from Regional Enterprises, Inc., as Mortgagor, to Hopewell Investment Partners LLC, as Mortgagee, dated as of March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.10	Pledge Agreement dated March 20, 2013 by Central Energy Partners LP to Hopewell Investment Partners (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.11	Assignment of Leases and Rents from Regional Enterprises, Inc. to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.12	Environmental Certificate (With Covenants, Representations and Warranties) from Regional Enterprises, Inc. and Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.13	Unlimited Guaranty dated March 20, 2013 from Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.14*	Employment Contract of Ian T. Bothwell (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

Exhibit No.	Description

10.15	Purchase and Sale Agreement by and among Central Energy GP LLC, Central Energy Partners LP and CEGP Acquisition, LLC, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

10.16*	Central Energy Partners LP 2014 Incentive Compensation Plan of the Registrant. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K filed on April 15, 2014, SEC File No. 000-50394).

10.17	Amended and Restated Intercompany Demand Promissory Note dated March 15, 2014. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K filed on April 15, 2014, SEC File No. 000-50394).

10.18	Reimbursement Agreement effective December 1, 2013 by and between Central Energy GP LLC and Katy Resources, L.L.C. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2014, SEC File No. 000-50394).

10.19*	First Amendment to Employment Agreement of Ian T. Bothwell effective December 19, 2013. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2014, SEC File No. 000-50394).

*	indicates management contract or compensatory plan or arrangement.

The following Exhibits are filed as part of this report:

Exhibit No.	Description

10.20	Second Amended and Restated Intercompany Demand Promissory Note dated November 11, 2014

15	Accountant’s Acknowledgement.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

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

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

November 14, 2014		By:	/s/ John L. Denman, Jr.
John L. Denman, Jr.
Chief Executive Officer and President

November 14, 2014		By:	/s/ Douglas W. Weir
Douglas W. Weir
Chief Financial Officer (Principal Financial and Accounting Officer)

