Form 10-K
period 2014-12-31
CENTRAL ENERGY PARTNERS LP
filed 2015-03-31
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☑ No

As of June 30, 2014 (the last business day of our most recently completed second fiscal quarter), based upon the average bid and asked price on that date, the aggregate market value of the Common Units held by non-affiliates of the Partnership (for this purpose, all outstanding Common Units of the Partnership minus all Common Units held by the officers, directors and known holders of 10% or more of the Common Units), was $904,863.

The number of Common Units outstanding on March 5, 2015 was 19,591,482.

DOCUMENTS INCORPORATED BY REFERENCE:          None

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

“Board” means the Board of Directors of Central Energy GP LLC, the General Partner of the Partnership.

“CEGP” means CEGP Acquisition, LLC, a Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III, which entity owns 55% of the membership interests in the General Partner.

“Code” means the Internal Revenue Code of 1986, as amended from time to time.

“Common Units” means those limited partner interests issued by the Partnership as prescribed in the Partnership Agreement.

“CEGP Investment” means the transaction dated November 26, 2013, pursuant to which CEGP and its Affiliates purchased 3,000,000 newly-issued Common Units of the Partnership, the Performance Warrants and newly-issued membership interests representing a 55% interest in the General Partner to CEGP for $2,750,000.

“DOT” means the United States Department of Transportation.

“EPA” means the United States Environmental Protection Agency.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“FERC” means the Federal Energy Regulatory Commission.

“FMCSA” means the Federal Motor Carrier Safety Administration.

“GAAP” means United States generally accepted accounting principles in effect from time to time set forth in Opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or in statements of the Financial Accounting Standards Board.

“General Partner” means Central Energy GP LLC, a Delaware limited liability company.

“GP Agreement” means the Third Amended and Restated Limited Liability Company Agreement of the General Partner dated November 26, 2013.

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

“Partners” means the General Partner and all Limited Partners.

“Partnership” means Central Energy Partners LP.

“Partnership Agreement” means the Third Amended and Restated Agreement of Limited Partnership dated November 26, 2013.

iii

“Performance Warrants” refers to the warrants granted in connection with the CEGP Investment to JLD Services, Ltd. and G. Thomas Graves III providing each with the right, but not the obligation, to acquire up to 1,500,000 Common Units at a price of $0.093478, in the event the Partnership successfully completed one or more asset acquisition transactions, approved by the Board of the General Partner, with an aggregate gross purchase price of at least $20 million within 12 months after November 26, 2013.

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

“SG&A” means selling, general and administrative expenses.

“Treasury” means the United States Department of Treasury.

“Unitholders” mean those Limited Partners holding Common Units issued by the Partnership.

iv

PART I

Items 1 and 2. Business and Properties.

General

Central Energy Partners LP (“Partnership”) is a publicly-traded Delaware limited partnership. We currently provide liquid bulk storage, trans-loading and transportation services for hazardous chemicals and petroleum products through our wholly-owned subsidiary, Regional Enterprises, Inc. (“Regional”). Our strategy going forward continues to be organic growth at Regional (to the extent of available free cash) and the possible acquisition of midstream oil and gas assets, such as gas gathering and transmission systems, compression, treating and processing facilities and facilities. The Partnership’s Common Units are listed for trading on the OTC Pink (formerly known as Pink OTC Markets, Inc.) under the symbol “ENGY”. Our principal executive offices are located at 4809 Cole Avenue, Suite 108, Dallas, Texas 75205, and our telephone number is (214) 526-9700. Our website is located at www.centralenergylp.com.

Operations

The Partnership’s only operations are conducted through Regional. The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks. Regional also receives product from a rail spur which is capable of receiving 23 rail cars at any one time for trans-loading of chemical and petroleum liquids into trucks for delivery throughout the mid-Atlantic region of the United States. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Assets and Operations” below for additional information regarding Regional’s business.

Our primary business objective is to achieve stable cash flows from the existing operations at Regional and growing its business through expanded customer relationships. In addition, management continues to evaluate possible opportunities to expand storage capacity at Regional’s Hopewell, Virginia facility to meet existing or new customer’s capacity requirements. Any such expansion would be funded in partnership with customers seeking additional storage capacity. Management intends to accomplish these objectives by executing the following strategies.

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

At March 15, 2015, the Company had approximately $288,000 in cash and approximately $275,000 in accounts receivable at Regional. This cash, together with anticipated cash generated from Regional’s operations during the fiscal year, will be insufficient to meet the Company’s cash requirements. Absent additional proceeds from the issuance of securities by the General Partner or the Partnership, the Company will be required to implement further cost saving procedures, sell assets and/or determine other alternatives for meeting its cash needs. There can be no assurance that management will be successful in its efforts to obtain the additional funding necessary to continue Company operations.

We may pursue accretive acquisitions of gas transportation and services assets, such as dedicated pipelines and natural gas liquids distribution facilities or businesses in cases where such assets can be purchased in a negotiated transaction that is accretive to the financial results of the Company. We do not intend to acquire producing oil and gas properties, but in some cases they may be a part of the assets associated with a dedicated pipeline. Our acquisitions, if any, will be made through subsidiaries of the Partnership created to acquire identified entities or assets. We will use proceeds from the issuance of additional Common Units or new securities, a combination thereof, and/or third-party debt to fund such acquisitions.

During 2013 and early 2014, the General Partner identified several potential acquisition opportunities and made indicative offers to purchase different midstream assets. All but one of these opportunities were the subject of an auction process in which the Company was not the successful bidder. Management prefers to evaluate opportunities without a competitive bidding process; however, such opportunities are more difficult to identify. Management will continue to evaluate acquisition opportunities that meet these criteria, but there is no assurance that they will be successful in consummating any acquisition opportunity or have the resources needed to pursue such acquisitions. See “Item 1A. Risk Factors – Risks Inherent in an Investment in the Partnership” and “- Risks Related to our Business” for additional information on the risks associated with making acquisitions.

Regional Operations

On July 27, 2007, the Partnership acquired the business of Regional Enterprises, Inc., a Virginia corporation. The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 23 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

For the year ended December 31, 2014, Regional’s revenues were divided as set forth below. All dollar amounts are in thousands.

Quarters For Year ended 2014									Year ended
	March 31		June 30		September 30		December 31		December 31, 2014
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$552	43%	$467	37%	$744	51%	$457	42%	$2,220	44%
Storage	506	39%	544	44%	606	42%	566	53%	2,222	44%
Terminal	239	18%	239	19%	106	7%	51	5%	635	12%
Other	—	0%	—	0%	—	0%	—	0%	—	0%
Total	$1,297	100%	$1,250	100%	$1,456	100%	$1,074	100%	$5,077	100%

Hauling

Regional transports a broad range of hazardous and non-hazardous liquid products. Hazardous liquids stored and/or transported by the Company include aluminum sulfate solution, hydrochloric acid, sulfuric acid, sodium hydroxide, aqua ammonia, sodium bisulfate and fuel blends. Non-hazardous materials include crude tall oil, No. 2 oil, No. 6 oil, asphalt additives, micro-c and vacuum gas oil. Regional’s transportation services are, for the most part, short-haul in nature, with an estimated 85% of Regional’s deliveries being made within 150 miles of its Hopewell, Virginia terminal. Virtually all of Regional’s transportation services are provided within the states of Virginia, North Carolina, South Carolina, Georgia, Tennessee, Maryland, Pennsylvania and Delaware.

At December 31, 2014, Regional had a fleet of 15 leased tractors, 5 owned tractors and 36 tanker units dedicated to its transportation services. The majority of the tanker units are constructed of stainless steel, with 11 being rubber or chlorobutyl lined, which enables them to carry the toughest corrosives. The tanker fleet also includes four aluminum-constructed petroleum tankers with vapor recovery systems. Management believes that this extensive inventory of tankers enables Regional to service the majority of its customers’ needs. Major maintenance and repairs and tanker inspections have been outsourced.

The revenue generated from Regional’s hauling business has declined over 35% since 2012 due to a decrease in utilization of the company’s trucking fleet by customers storing product at the Hopewell facility. This decline was temporarily offset during the third quarter of 2014 as the result of a number of loads being hauled for a new customer pursuant to the Fuel Blend Agreement described below under “Tank Storage and Terminal Services Agreements”. With the termination of this agreement, hauling revenues reached the lowest point in three years. Management does not anticipate an improvement in its hauling operations given the downturn in oil prices and the impact it is having on the sale of products being stored by Regional’s customers at the Hopewell facility. As a result of this continuing decline, Regional returned five leased tractors to its lessor during January 2015 to reduce the losses experienced in the hauling segment of its business.

Effective January 18, 2012, Regional entered into a Vehicle Maintenance Agreement (“Maintenance Agreement”) with Penske Truck Leasing Co., L. P. (“Penske”) for the maintenance of its owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, tire replacement, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the Maintenance Agreement is 84 months from the date a vehicle is placed in service and subject to the agreement. Regional is obligated to maintain liability insurance coverage on all vehicles subject to the Maintenance Agreement naming Penske as a co-insured and indemnify Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement. Regional continues to perform minor maintenance to its owned tractor and tanker fleet.

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

The term of the Lease Agreement is for seven years. The Leased Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the Leased Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of such tractors and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the Leased Tractors based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five Leased Tractors as provided in the Lease Agreement due to a decline in Regional’s transportation business. In January 2015, Regional approached Penske about terminating the lease arrangement for an additional five tractors due to a continued decline in its hauling business. Penske agreed to terminate the lease for the five tractors at a cost of $50,000 ($10,000 per tractor), which amount is being paid in three monthly installments commencing in January 2015. As a result of these partial terminations, Regional now leases 10 tractors pursuant to the Lease Agreement. Regional is obligated to maintain liability insurance coverage on all remaining vehicles covered by the Lease Agreement on the same basis as in the Maintenance Agreement.

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

Storage

Regional’s Hopewell facility has a total of 15 tanks, six of which have capacities in excess of one million gallons (“Large Tanks”). As of December 31, 2014, 11 tanks were contracted by customers, including all but one of the Large Tanks. Two tanks are being used by Regional to store truck and boiler fuel. The 11 tanks contracted by customers and the two idle tanks as of December 31, 2014 have a combined storage capacity of approximately 10.2 million gallons and the two tanks being utilized by the company have a capacity of 10,702 gallons each. All of the tanks are constructed of carbon steel, some insulated and bare, and some with internal walls lined and unlined. Several tanks and all of the associated piping are equipped with heat via either heat transfer fluid (hot oil) or steam. At December 31, 2014, Regional provided storage for the following products under existing contracts: asphalt, asphalt additives, sodium hydroxide, and micro-c. Regional also stored sodium hydroxide, sodium bisulfate, sulfuric acid and crude tall oil in tank cars at its rail siding.

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

On March 19, 2012, one of the storage tanks (“Storage Tank”) leased under the Amended Asphalt Agreement was discovered to have a leak. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. Lost revenue with respect to the Storage Tank totaled approximately $250,000 and $0 during the years ended December 31, 2013 and 2014, respectively, bringing total lost revenues to $475,000.00. The repairs to the Storage Tank were completed at a total cost of $350,000.00 (of which $75,000 was incurred during the year ended December 31, 2013), and the tank became operational during November 2013. Regional’s insurance providers have notified Regional that the incident did not fall within insurance coverage limits.

On October 31, 2013, Regional and a new customer entered into an agreement (“New Asphalt Agreement”) with a commencement date of January 1, 2014. The New Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. In connection with the New Asphalt Agreement, Regional was required to fund during the first nine months of the New Asphalt Agreement up to $465,000 for refurbishments of certain assets and modifications to the existing facilities to provide for greater efficiencies and extended logistical capabilities (“Refurbishments”). As of December 31, 2014, Regional had spent approximately $900,000 in connection with the Refurbishments. Under the terms of the New Asphalt Agreement, Regional and the customer were to agree on the repayment of any excess amounts required for the Refurbishments. Regional and the customer are currently negotiating an amendment to the New Asphalt agreement which would modify the nature of Refurbishments to be made by Regional. See “Upgrades” below for a more detailed description of the upgrades and modifications required by the New Asphalt Agreement. The term of the New Asphalt Agreement is four years from the commencement date and automatically extends for additional 2-year periods unless either party provides 180 days written notice to cancel. During the term of the New Asphalt Agreement, Regional agrees to provide up to five storage tanks and certain related equipment improvements and modifications, including 10 additional rail siding slots, to the customer on an exclusive basis as well as access to Regional’s barge docking facility.

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (“Fuel Oil Agreement”). The Fuel Oil Agreement provided for the pricing, terms and conditions under which Regional provided terminal facilities and services to the customers for the delivery of fuel oil. Pursuant to the Fuel Oil Agreement, Regional agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. Under the terms of the Fuel Oil Agreement, the customer paid an annual tank rental plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the customer and Regional negotiated a new Fuel Oil Agreement whereby Regional was only required to provide two storage tanks through May 2009 and one storage tank through November 30, 2011, which was subsequently extended through February 28, 2014. The Fuel Oil Agreement was not extended upon the expiration.

During May 2014, Regional entered into a services agreement with a customer with an effective date of May 22, 2014 and a termination date of November 30, 2015 (“Fuel Blend Agreement”). The Fuel Blend Agreement provided for the pricing, terms, and conditions under which Regional provided terminal facilities and services to the customer for the receipt, storage and distribution of a fuel blend oil. Pursuant to the Fuel Blend Agreement, Regional provided one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In connection with the Fuel Blend Agreement, the customer was required to provide Regional a security deposit of $320,000 of which Regional received $140,000 and Regional was granted a “possessory lien” in any existing inventory in the tank to be used to secure obligations owing to Regional under the Fuel Blend Agreement, including any past due payments and tank cleanup costs. In exchange for use of Regional’s facilities and services, the customer was required to pay a base monthly fee, a minimum incremental monthly fee and to reimburse Regional for certain other terminal related costs. In addition, the customer agreed to provide Regional a minimum amount of hauling loads per week and to achieve minimum product thru-put volumes beginning with the three months ended September 30, 2014. During October 2014, Regional notified the customer that it was in default under the Fuel Blend Agreement and that it was terminating the Fuel Blend Agreement. The customer has not paid any base monthly fees to Regional since September 2014 and the customer has also failed to remove the contents of the tank. Regional has applied the full amount of the security deposit received towards outstanding amounts due from the customer. Regional is currently taking steps to sell and/or remove the inventory held in the tank in a commercially reasonable manner. We will use any proceeds received from such sale/removal, if any, towards any remaining amounts due from the customer. However, we could incur expenses in excess of proceeds from any sale. At December 31, 2014, the financial statements do not reflect any remaining amounts still owed by the customer in connection with the Fuel Blend Agreement and applicable default charges, as Regional estimates that the total amounts which may be received from the sale of the inventory, if any, will be negligible.

Regional believes that it will be successful in the sale/removal of the inventory from the tank in a commercially reasonable manner and as a result has not reserved any amounts at December 31, 2014 associated with disposal of the inventory. Regional is in discussions with several customers to lease the tank once the product in the tank has been removed.

On September 27, 2007, Regional entered into a terminal agreement with a customer with an effective date of June 1, 2008 and an expiration date of May 30, 2013 (“Hydroxide Agreement”). The Hydroxide Agreement provided for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of sodium hydroxide. On May 21, 2013, the Hydroxide Agreement was extended to August 31, 2013. On July 11, 2013, the parties entered into a new Hydroxide Agreement effective June 28, 2013 and an expiration date of June 27, 2016, subject to being automatically renewed in one-year increments unless terminated upon 120 days advance written notice by either party. Under the terms of the new Hydroxide Agreement, either party may cancel the agreement at any time by providing 120 days advance written notice after the one year anniversary of the effective date. Pursuant to the terms of the new Hydroxide Agreement, Regional provides two storage tanks, certain related pipelines and equipment, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual fixed tank rental fee and variable fees based on excess of certain minimum levels of thru-put, plus a product transportation fee calculated on a per run basis, each subject to annual adjustment for inflation. Regional also contracts with this customer to provide other transportation and trans-loading services of specialty chemicals.

During January 2013, Regional entered into a services agreement with a customer with an effective date of January 1, 2013 and a termination date of December 31, 2015 (“Asphalt Additive Agreement”). The customer has the sole discretion to extend the term of the Asphalt Additive Agreement prior to expiration for up to two successive one-year terms upon providing Regional 90 days advance written notice prior to expiration of the Asphalt Additive Agreement. The Asphalt Additive Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of an asphalt additive. Pursuant to the agreement, Regional provides one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount, plus loading and unloading fees.

On March 1, 2012, Regional entered into a services agreement with a customer with an effective date of March 1, 2012 and a termination date of February 28, 2015, subject to being automatically renewed in one-year increments unless terminated upon 180 days advance written notice by either party (“SGR Agreement”). The SGR Agreement provided for the pricing, terms, and conditions under which Regional would provide terminal facilities and services to the customer for the receipt, storage and distribution of No. 6 oil. Pursuant to the SGR Agreement, Regional provided one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer paid an annual tank rental amount, plus loading and unloading fees. As part of the lease, Regional insulated the tank and made other modifications to the tank and barge line. During October 2013, the SGR Agreement was terminated. Please see “Item 3 – Legal Proceedings – SGR Energy LLC” for a detailed discussion of the legal proceedings related to the termination of the SGR Agreement.

During November 2013, Regional entered into a services agreement with a customer with an effective date of November 1, 2013 and a termination date of April 30, 2014 (“Second Asphalt Additive Agreement”). The Second Asphalt Additive Agreement automatically renews for 90 days unless either party provides 60 days written notice to terminate prior to expiration, which is still in effect as of December 31, 2014. The Second Asphalt Additive Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of an asphalt additive. Pursuant to the agreement, Regional provides one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount, plus loading and unloading fees. In connection with the Second Asphalt Additive Agreement, Regional has the right of first refusal to provide trucking services to the customer, provided Regional’s rates are competitive.

Port Facility

Regional’s port is located 75 miles upriver from the Port of Hampton Roads. The draft of the location is 24 feet at mean low water, and the turning basin is approximately 600 feet. The company’s loading dock is parallel to the main shipping channel of the James River with berthing dolphin clusters approximately 210 feet apart. Mooring dolphins are also available for vessels up to 600 feet in length. The facility can handle one vessel at a time. The loading dock is served by two six-inch and one 10-inch steel pipeline connecting the dock to various tanks in the facility.

Trans-loading

Regional currently provides trans-loading services utilizing its rail sidings, off-loading facilities and truck racks located in Hopewell, Virginia, to transfer products from ships, barges, railcars and storage tanks to tanker trucks. Regional owns the siding tracks and has 23 railcar slots at its Hopewell facility, with Norfolk Southern conducting switching operations. The siding tracks and railcar slots are accessed through an open-access switch owned by the City of Hopewell and served by Norfolk Southern and CSX. While many of the railcar slots are not exclusively held by customers, the ability of Regional to accept additional rail cars are limited based on the railcar slot availability at Regional at the time and the flexibility that existing customers are willing to provide. As described under the caption “Upgrades” below, Regional upgraded its rail facilities to accommodate an additional 5 railcars. In addition, under the New Asphalt Agreement, Regional has agreed to make an additional 5rail car slots available. Regional and the customer are currently negotiating an amendment to the New Asphalt Agreement which would modify the requirement of Regional to make the additional 5 rail car slots available.

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

Upgrades

In connection with the New Asphalt Agreement described above under “Storage”, Regional is required to complete upgrades at the Hopewell location (“Asphalt Upgrades”), subject to the Regional Upgrade Commitment amount (see below) as follows: (a) expand its rail car loading/unloading capabilities to provide for the loading and/or unloading of up to 10 railcars in a single switch within a 24 hour period; (b) provide for the ability of the hot oil heater and steam boiler to operate on natural gas; (c) refurbish and place into service two smaller idle tanks; and (d) upgrade its terminal automation system to provide the ability to control and monitor the loading of asphalt and additives in desired amounts. Under the terms of the New Asphalt Agreement, Regional agreed to fund up to $465,000 (“Regional Upgrade Commitment”) during fiscal 2014 in connection with the Asphalt Upgrades, which amount has been fully expended. To date, Regional has spent a total of $897,912 to install and implement the necessary upgrades to its terminal automation system, complete the rebuilding of the two smaller idle tanks, and complete modifications to its rail terminal to accommodate an additional five railcars. This increase was due in large part to the cost of completing five additional railcar sitings and rebuilding the smaller idle tanks. Regional is in discussions with its customer to (a) determine if any of the yet to be completed Asphalt Upgrades should be modified and (b) finalize mutually satisfactory arrangements for the assumption of any additional funding commitments by either party.

Future Expansion

In connection with the New Asphalt Agreement, Regional has taken steps towards expanding its capabilities and services and improving the costs to operate at its Hopewell location. In addition, Regional has sought opportunities to open future satellite operations, similar to the Johnson City facility operation (which was closed in March 2013), in cooperation with potential customers seeking new or alternative trans-loading facilities near their end-customers. There is approximately 2.25 acres of undeveloped acreage at Regional’s Hopewell facility which could be used to accommodate construction of up to an additional 4.2 million gallons of storage capacity. The company is in continuous dialogue with its existing and potential customers about expansion opportunities and the financial viability of a number of proposals. Regional’s does not currently have the capital resources to pursue any of these opportunities should they arise absent funding from a customer or other source.

Property

Regional owns 8.5 acres of land on which its Hopewell, Virginia facility is located. The property is pledged as collateral under the Hopewell Loan. Improvements on the land include the port facilities, storage tanks and rail trans-loading facilities. The company also has a 5,000 square foot facility located on the property which houses the offices from which it provides most of its management, administrative and marketing operations and formerly housed its maintenance operation. The Company leases two facilities to park its tractors and tankers and also has concrete pads at its Hopewell facility to park pre-loaded tanker units.

Regional has several leases for parking and other facilities which are short-term in nature and can be terminated by the lessors or Regional upon giving 60 days’ notice of cancellation.

Effective November 17, 2010, the Partnership moved its principal executive offices to Dallas, Texas. The Partnership has not leased space from a third party, but has reimbursed Affiliates for space it uses. Pursuant to a month-to-month Reimbursement Agreement, from November 2010 through December 2013, the Partnership reimbursed AirNow Compression Systems, LTD (“Airnow”), an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President until November 2013 for the monthly payment of allocable “overhead costs,” which included rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by C Thomas Graves III, the Chairman of the Board of the General Partner. As a result, the Reimbursement Agreement with Airnow was terminated and the Partnership entered into a new reimbursement agreement with Katy on a month to month basis for reimbursement of allocable “overhead costs” which can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President, Chief Financial Officer and Secretary, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses.

Customers

Regional’s customers lease storage space for hazardous chemicals and petroleum products and/or utilize the company’s transportation and trans-loading services. The company has long-term contracts with a number of customers. Please see “Tank Storage and Terminal Services Agreements” above for details regarding the long-term contracts of Regional. The company’s transportation and trans-loading services are completed within one week of the customer order and are billed upon completion.

A substantial part of Regional’s revenues and profits come from a few customers. In 2014, 57% of Regional’s revenues were from three customers: Suffolk Sales, Associated Asphalt Hopewell, LLC and MeadWestvaco Specialty Chemicals, Inc. As of January 1, 2015, five customers contracted for 13 of Regional’s storage tanks, and one of those customers has contracted for five of those tanks.

For the 12 months ended December 31, 2014, Suffolk Sales, Associated Asphalt Hopewell, LLC and MeadWestvaco Specialty Chemicals, Inc., accounted for approximately 21%, 20% and 16% of Regional’s revenues, respectively, and approximately 23%, 0% and 38% of Regional’s accounts receivable, respectively. Honeywell International, Inc. accounted for approximately 3% of Regional’s revenues and approximately 17% of the accounts receivable.

For the 12 months ended December 31, 2013, Suffolk Sales, SGR Energy LLC, and MeadWestvaco Specialty Chemicals, Inc., accounted for approximately 22%, 16% and 15% of Regional’s revenues, respectively, and approximately 33%, 0% and 13% of Regional’s accounts receivable, respectively. Noble Oil Services, Inc., accounted for 3% of Regional's revenues and 18% of Regional's accounts receivables.

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

Regional has identified only one competitor in the mid-Atlantic region that offers all of the services provided by the company – A&R Logistics in Chesapeake, Virginia. Other companies offer some component of the services provided by Regional. For example, Allied Terminals in Norfolk, Virginia is a competitor for tank storage services, Atlantic Bulk Carriers, Quality Carriers, Oakley Logistics and Oakley Tank Lines, and Hillcrest Transportation provide tank truck hauling services in the region, and RSI Leasing Inc. (in Petersburg, Virginia) and CSX (in Richmond, Virginia) are competitors for rail trans-loading services. Several of these companies are larger than Regional and have financial and technical resources and staffs substantially larger than the company. Regional is able to compete with these companies and other competitors on quality of service and the fact that it can provide all needed services for the handling of hazardous liquids, including bulk storage, railcar trans-loading, and delivery of such liquids to or from storage by sea, rail and truck.

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

Insurance

Terminals, storage tanks and similar facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. In addition, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. Regional maintains insurance policies to cover losses incurred as a result of its transportation and trans-loading activities, pollution liability and business interruption, as well as workers compensation, property, boiler and equipment, and personal injury coverage. However, such insurance does not cover every potential risk associated with its operations, and we cannot ensure that such insurance will be adequate to protect Regional’s assets, customers and employees from all material expenses related to potential future claims for personal and property damaged, or that these levels of insurance will be available in the future at commercially reasonable prices. All of the companies which provide coverage to Regional are rated “A-” or better by A. M. Best Company; however, there can be no assurance that insurance companies providing coverage to Regional will not become insolvent. The Company has been able to obtain what it believes to be adequate insurance coverage for 2015 and is not aware of any matters which would significantly impair its ability to obtain adequate insurance coverage at market rates for its operations in the foreseeable future.

Safety and Security

Regional performs preventive and normal maintenance on all of its storage tanks, pipelines and terminals, and makes repairs and replacements when necessary or appropriate. It also conducts routine and required inspections of those assets as required by applicable federal and state regulations. The Hopewell facility has response plans, spill prevention and control plans, all as required by applicable regulation, and other programs to respond to emergencies. The company continually strives to maintain compliance with applicable air, solid waste and wastewater regulations. Please see “Environmental Matters and Government Regulation” below for additional information regarding the regulatory scheme with which the company must comply.

Regional is subject to the Compliance, Safety and Accountability Safety Measurement System (“CSA”) of the Federal Motor Carrier Safety Administration (the “FMCSA”), which was fully implemented in 2010 to enforce the current motor carrier safety regulations of the United States Department of Transportation (“DOT”). CSA replaces the DOT’s prior safety measurement, Safestat, in an effort to improve the safety of commercial vehicles through proactive prevention to ultimately reduce crashes, injuries and fatalities. The components of CSA include the measurement of motor carriers and drivers in seven behavior analysis and safety improvement categories, as well as evaluation and intervention programs. Based on the published carrier scores for the first five categories of measurement updated in March 2014, Regional continued to demonstrate a better than average safety reputation, scoring well below the alert thresholds in all basic scoring categories. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines or penalties. Enforcement of CSA may lead to a decline in available drivers. This industry safety dynamic could provide an opportunity for qualified carriers to gain market share.

Employees

As of December 31, 2014, Regional had a total of 26 full and part-time employees, consisting of 10 drivers, seven terminal operators, one mechanic and eight office staff. None of the Company’s employees are members of any labor union, and there has been no effort to organize Company employees in either 2013 or 2014.

Tax Structure

Regional is a state law corporation subject to federal and state income taxation. The Partnership believes that a portion of Regional’s income could be considered as “qualified income” as defined under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). Regional believes that income derived from the storage of asphalt, asphalt additives and No. 2 oil would constitute “qualifying income.” The Partnership is exploring options regarding the reorganization of some or all of its Regional assets into a more efficient tax structure to take advantage of the tax savings that could result from the “qualified income” being generated at the Partnership level rather than at the Regional level. The Partnership will evaluate the potential alternatives to determine the most efficient tax structure and operational feasibility of such proposed changes before determining whether any of Regional’s assets will be reorganized to the Partnership. Please see Note J to the Company’s Audited Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of the impact of the Company not having “qualified income.”

Government Regulation

Regional’s operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Its operations are subject to the same environmental laws and regulations as other companies in the refined products and petrochemical transportation industry. As a licensed contract or common carrier, Regional is subject to various laws and regulations, including those of the DOT and the FMCSA as described above under “Safety and Security”. Regional has also been subject to cargo security and transportation regulations issued by the Transportation Security Administration since 2001 and regulations issued by the U.S. Department of Homeland Security since 2002. In addition, the company’s operations are subject to oversight and regulation by a number of federal agencies, including the United State Coast Guard, the Environmental Protection Agency (“EPA”), the United States Department of Labor, the Federal Railroad Administration and the United States Army Corp of Engineers. The laws and regulations enforced by these agencies may:

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

Environmental compliance is conducted by Regional personnel and outsourced to organizations that have specific certifications and equipment as appropriate. Regional has not been notified of any deficiencies in its environmental practices which have not been remedied to the satisfaction of the responsible regulatory agency. The company had no environmental spills during 2013 or 2014. In 2012, the company had a spill associated with the leakage from an asphalt storage tank, which has been completely remediated in connection with the repairs to such tank. For the years ended December 31, 2013 and 2014, Regional did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. Management is not aware of any environmental issues or claims that will require material capital expenditures during 2015 or that will otherwise have a material impact on our financial position or results of operations.

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

Motor Carrier Safety Act of 1999. The Motor Carrier Safety Act of 1999 (“MCSA”) was enacted to enhance the safety of motor carrier operations and the nations highway system by amending existing safety laws to strengthen commercial driver licensing and compliance standards. The act created the FMCSA as a part of the Department of Transportation and preempted a number of state laws to create uniformity in the application of driver licensing and safety standards. The MCSA establishes qualifying requirements for drivers of commercial motor vehicles; requires employers of drivers of commercial vehicles to maintain a qualification file for each employed driver; establishes rules and regulations which operators of commercial motor vehicles must meet, including offenses which disqualify a driver from operating a commercial motor vehicle, hours of service rules for drivers, and alcohol and drug testing requirements; and inspection, repair and maintenance requirements for motor carrier operators. These rules are enforced by the FMCSA and include the CSA discussed under “Safety and Security” above.

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

During December 2012, Regional received notification from IRS’ appeals unit that the above matter was under review. A telephonic meeting took place in January 2013 whereby the appeals unit determined that Regional did not meet the conditions of a terminal operator which handled taxable fuels and that the matter was dismissed. During March 2013, Regional received formal notification from the IRS that the matter was dismissed with no further action required by Regional. As indicated above, should Regional’s operations in the future include activities which qualify Regional as a terminal operator which handles taxable fuels as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material and Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

Properties

The Partnership does not own any property other than Regional’s Hopewell facility. It reimburses the General Partner for office space utilized by executive officers of the General Partner. Presently, Katy Resources LLC, an affiliate of G. Thomas Graves III, Chairman of the Board of the General Partner, provides the office space utilized as the Partnership’s corporate office location and which is the primary location for certain individuals that are performing services on behalf of the Partnership, including Messrs. John L. Denman, Jr., CEO and President of the General Partner, Mr. Graves and Douglas W. Weir, Senior Vice President and Chief Financial Officer of the General Partner. Rover Technologies LLC, an affiliate of Mr. Ian Bothwell, the General Partner’s Executive Vice President and Secretary, provides office space for Mr. Bothwell in Manhattan Beach, California, where Mr. Bothwell resides.

Partnership Employees

The Partnership has no employees. At December 31, 2014, Regional employed personnel in connection with the operation of its businesses as described under the caption “Operations – Regional Enterprises – Employees” above. The business of the Partnership is managed by the General Partner. The General Partner employs all persons, other than the employees of the Partnership’s operating subsidiaries, including executive officers, necessary for the operation of the Partnership’s business. The General Partner currently has four employees.

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

Risks Inherent in an Investment in the Partnership

Central does not currently have sufficient cash flow from its operations to fund its obligations and ongoing business operations through the fiscal year ended December 31, 2015.

At March 15, 2015, the Company had approximately $288,000 in cash and approximately $275,000 in accounts receivable at Regional. This cash, together with anticipated cash generated from Regional’s operations during the fiscal year, will be insufficient to meet the Company’s cash requirements for the fiscal year ended December 31, 2015. Absent additional proceeds from the issuance of securities by the General Partner or the Partnership, the Company will be required to implement further cost saving procedures, sell assets, discontinue operations, add/or seek protection under U.S. bankruptcy laws.

Central’s primary source of working capital since 2010 has been from the sale of Common Units and loans to Central by the General Partner. There can be no assurance that the General Partner will have the funds needed to make any additional loans to the Company or that additional Common Units or other securities of the Partnership can be sold to fund working capital needs in the future.

Since the use of the proceeds raised by the Partnership in the Sale, working capital has been provided by loans by the General Partner and the sale of Common Units in the CEGP Investment. The source of funds for these loans has been the sale of membership interests in the General Partner to its members. There can be no assurance that the Board of the General Partner will offer to sell additional membership interests in the future or, if such an offer is made, that the members will agree to acquire such offered membership interests. Absent an acquisition or a refinancing of the Partnership or General Partner, management does not believe that a placement of Common Units or other securities of the Partnership is possible on terms that are in the best interest of our Partners. Please see “Item 7 – Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information on the Company’s current financial condition.

Central’s debt levels and contingent obligations limit our flexibility to obtain additional financing and pursue other business opportunities and affects our ability to make distributions.

As of December 31, 2014, the Partnership had approximately $2.5 million of debt resulting from the Hopewell Loan Agreement. The Hopewell Loan Agreement is secured by all of the assets of Regional and a pledge of Regional’s common stock to Hopewell by the Partnership. In addition, Regional is obligated under the Penske Lease Agreement to make monthly lease payments for the Leased Tractors. If the Penske Lease Agreement is terminated as a result of a default by Regional, Regional could be required to purchase the Leased Tractors at their fair market value or make the “alternative payment”, each which would place a substantial financial burden on Regional. Lastly, the Partnership may be obligated to pay the remaining 2012 IRS Penalties of $142,000 if its appeal is unsuccessful. These provisions and the pledge of substantially all of the Partnership’s assets limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes without significant future growth.

Our ability to service indebtedness depends upon our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, issuing additional equity capital, or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all.

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

In addition, the actual amount of cash that the Partnership will have available for distribution will depend on other factors, some of which are beyond management’s control, including:

•	the actual cash flow generated from operations;

•	the level of our capital expenditures;

•	our ability to make borrowings under revolving credit facilities, if any, to make distributions;

•	limitations on Regional’s ability to make distributions to the Partnership under the Hopewell Loan Agreement, as discussed under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	sources of cash used to fund acquisitions;

•	debt service requirements and restrictions on distributions contained in the Hopewell Loan Agreement, the Penske Lease Agreement and any future debt agreements;

•	general and administrative expenses, including expenses incurred as a result of being a public company; and

•	timing and collectability of receivables.

The Partnership has not made distributions to its Unitholders or the General Partner since August 18, 2008 for the quarter ended June 30, 2008. Since the Sale in November 2010, the members of the General Partner have held more than 80% of the total issued and outstanding Common Units of the Partnership and, therefore, controls any Limited Partner vote on Partnership matters. In December 2010, the General Partner and Unitholders holding more than a majority in interest of the Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that the Partnership was no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment was that the Partnership was no longer obligated to Unitholders for unpaid minimum quarterly distributions prior to the quarter beginning October 1, 2011 and Unitholders would only be entitled to minimum quarterly distributions arising from the quarter beginning October 1, 2011 and thereafter. This amendment was incorporated into the Partnership Agreement in April 2011.

Based on the Partnership’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011, until an undetermined future quarter to be established by the Board of the General Partner. The ability of the Partnership to make distributions will be impacted by many factors including the ability to stabilize operations at Regional, to successfully complete an accretive acquisition, the financing terms of debt and/or equity proceeds received to fund ongoing Company operations and/or an acquisition, and the overall success of the Partnership and its operating subsidiaries.

The Partnership does not have sufficient available cash to resume making any minimum quarterly distributions to its Partners. Furthermore, the Partnership does not foresee the ability to make quarterly distributions to its Partners in the near future. Currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $288,000 at March 15, 2015) are intended to be used to fund the Partnership’s ongoing working capital requirements, including necessary funding of working capital for Regional. Regional’s operating cash flow is limited to cash available from Regional’s operations. The use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is restricted as a result of the debt covenants associated with the Hopewell Loan Agreement, and the agreement to subordinate the payment of all intercompany receivables and loans to the Hopewell Note. As a result, after Partnership expenses, there is no cash available for distribution to the Partners.

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

The Partnership’s strategy to grow its business and increase distributions to Unitholders is dependent in part on management’s ability to make accretive acquisitions that will result in an increase in cash flow. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and make cash distributions to Unitholders. If we are unable to make acquisitions for any reason, our future growth and ability to increase distributions will be significantly impacted. As an example, during 2013 and 2014, the General Partner identified several potential acquisition opportunities and made offers to purchase different midstream assets and, in some cases, entered into significant negotiations for the purchase of certain of those assets. All but one of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder. Furthermore, even if we do consummate acquisitions that we believe will be accretive in nature, they may in fact result in a decrease in cash flow in early years due to the obligation to retire acquisition financing. Any acquisition involves potential risks, including, among other things:

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

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and Unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining whether to make a particular acquisition and the sources and uses of funds and other resources for any such acquisitions as these decisions will be made solely by the General Partner.

We have identified various material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated, and we cannot assure you that other material weaknesses will not be identified in the future.

As a result of the circumstances giving rise to weaknesses in our accounting practices and personnel as discussed in “Item 9A. Controls and Procedures” below, the Audit Committee of our General Partner, and the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that, as of December 31, 2014, we had material weaknesses in our internal controls over financial reporting. As a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In addition, management believes that Central continues to have material weaknesses in its internal control over financial reporting subsequent to December 31, 2014. Please see “Item 9A. Controls and Procedures” for a detailed discussion of the material weaknesses as of December 31, 2014 and material weaknesses as of subsequent periods. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future or that such weaknesses will be remediated in the near term. If any material weaknesses result in material misstatements in our financial statements, we may be required to restate those financial statements and, could cause investors to lose confidence in our reported financial information, leading to a decline in the price of the Common Units.

Officers of the General Partner manage all of Central’s business and operations. Failure of such officers to devote sufficient attention to the management and operation of Central’s business may adversely affect financial results and the ability to make distributions to Unitholders.

The executive officers of the General Partner are responsible for managing all of Central’s business and operations. Central does not maintain key person life insurance policies on any personnel. The General Partner has arrangements relating to compensation and benefits with certain of its executive officers through employment contracts. Since the closing of the CEGP Investment, Messrs. Denman, Graves and Weir have agreed to forego receipt of any compensation as a result of concerns over the Partnership’s and the General Partner’s available cash resources. In addition, during December 2013, the President of Regional agreed to have a portion of his annual salary paid on each anniversary date of his employment agreement. Should the General Partner not be able to obtain sufficient working capital to commence payment of salaries, the likelihood of a change in executive personnel of the General Partner is enhanced. The loss of the services of any of these individuals could have a material adverse effect on its business and the Partnership’s ability to make distributions to Partners.

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

By having purchased Common Units, each Unitholder has consented to all provisions in the Partnership Agreement, including the provisions discussed above.

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

Risks Related to Our Business

The price for petroleum and petrochemical products, the distribution requirements for such products, and the need for our storage and transportation assets, are very volatile. A change in prices could cause a decline in our cash flow from operations by impacting the sale of the petroleum and petrochemical products which we store and distribute.

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

A substantial part of Regional’s revenues and profits come from a few customers. For example, 57% of Regional’s revenues in 2014 were from three customers: Suffolk Sales, Associated Asphalt Hopewell, LLC and MeadWestvaco Specialty Chemicals, Inc. As of January 1, 2015, five customers contract for the 11 Regional tanks which were under contract and one of those customers has contracted for five of those tanks.

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

Regional’s logistics operations are subject to all of the risks and operational hazards inherent in transporting and storing bulk liquids, petroleum products and hazardous chemicals, including:

•	damages to its facilities, related equipment and surrounding properties caused by earthquakes, floods, leaks, accidents, fires, explosions, hurricanes other natural disasters, hazardous materials releases and acts of terrorism;

•	mechanical or structural failures at its facilities or at third-party facilities on which its operations are dependent;

•	curtailments of operations relative to severe seasonal weather, including hurricanes;

•	personal injury or other accidents (including spills) resulting from the operation of its trans-loading facilities and its truck and tanker fleet; and

•	other hazards.

These risks, most of which are beyond management’s control, could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment, or chemical or product spills resulting in business interruptions or shutdowns of our facilities, and pollution or other environmental damage and fines. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. A serious accident at Regional’s facilities could result in serious injury or death to employees of Regional, customers or contractors and could expose us to significant liability for personal injury claims and reputational risk, which has occurred in the past. The location of our facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.

On March 19, 2012, one of Regional’s leased storage tanks was discovered to have a leak. During April 2012, after removal of the stored asphalt from the tank, the tank was taken out of service. Repairs to the storage tank were completed at a total cost of $350,000 and the tank was placed back in service during November 2013. Regional’s insurance providers have notified Regional that the incident did not fall within insurance coverage limits. Lost revenue with respect to the storage tank totaled approximately $250,000 and $0 during the years ended December 31, 2013 and 2014, respectively, bringing total lost revenues to $475,000.

Regional stores and transports hazardous petrochemical products to and from its facilities. If its safety procedures are not effective, an accident involving these hazardous petrochemicals could result in serious injuries or death, or result in the shutdown of our facilities.

Regional stores and transports hazardous petrochemicals, such as sodium hydroxide, sodium bisulfate, ferric sulfate, hydrochloric acid, aqua ammonia, sulfuric acid and fuel blends, to and from its facilities. An accident involving any of these petrochemicals could result in serious injuries or death, or evacuation of areas near an accident. An accident could also result in third-party property damage or shutdown of our port and rail facilities, or cause us to expend significant amounts in excess of our insurance coverage, where applicable, to remediate safety issues or to repair damaged facilities. As a result, an accident involving any of these chemicals could have a material adverse effect on our results of operations, liquidity or financial condition.

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

Regional depends heavily on the availability of fuel for its hauling operations. Fuel shortages, increases in fuel costs and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on Regional’s operating results.

The transportation industry is dependent upon the availability of adequate fuel supplies and the price for those supplies. Regional has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage was to develop or prices increase significantly. Fuel prices have fluctuated significantly in recent years. All of Regional’s customers, except one, have built in fuel surcharges as part of the overall rate to offset the volatility of fuel prices. Regional’s sole customer that is not charged a fuel surcharge has contracted a fixed rate which is to be reviewed periodically to reflect changes in overall rates and operating costs of Regional. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. Regional’s customers are also being impacted by fluctuating fuel costs, which could impact their supply patterns in a way that is adverse to Regional’s operations, cash flow and profits. If Regional continues to increase fuel surcharges to its customers, such customers may seek less expensive alternatives. As a result, Regional may be forced to reduce its surcharges which will adversely affect its transportation business and revenues.

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

In connection with the New Asphalt Agreement, Regional has taken steps towards expanding its capabilities and services and improving the operating costs at its Hopewell location. As part of the upgrades, Regional is planning to provide for the ability of the hot oil heater and steam boiler to operate on natural gas. This would significantly reduce fuel costs to Regional and its customers, as well as Regional’s dependency on a single source of fuel for its hot oil heater and steam boiler.

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

As an example, Regional was forced to close its Johnson City facility on March 31, 2013, due to a decision by Regional’s sole customer for the Johnson City site not to renew its agreement (which expired on March 31, 2013) as a result of the shut-down of a nearby processing plant for which that customer was supplying product out of the Johnson City site. This closure resulted in Regional’s revenues for 2013 being materially reduced.

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

Chemical-related assets, such as those handled at our terminalling and storage facilities, may be at greater risk of future terrorist attacks than other possible targets in the United States. Federal legislation known as the Safe Chemicals Act of 2013, which would amend the Toxic Substances Control Act, is pending before the Committee on Environment and Public Works in the United States Senate. This legislation, if passed and signed into law, could impose new site security requirements, specifically on chemical facilities, which may increase our overhead expenses. Regional’s business or its customers’ businesses could be adversely affected because of the cost of complying with new security regulations.

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

Regional’s operations involve the handling, transportation and storage of materials that are classified as hazardous or toxic and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. It may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations or compliance requirements arising under environmental laws, any of which could have a material adverse effect on its business, financial condition, and results of operations or cash flows. Regional’s operations could result in violations of environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, it could incur material costs. Furthermore, Regional may be liable for the costs of investigating and cleaning up environmental contamination on or from its properties or at off-site locations where it disposed of or arranged for the disposal or treatment of hazardous materials. Regional owns or leases properties that have been used to store or distribute hazardous chemicals and petroleum products for many years. Many of these properties were operated by third parties whose handling, disposal or release of hydrocarbons and other wastes was not under Regional’s control. If significant previously unknown contamination is discovered, or if existing laws or their enforcement change, then the resulting expenditures could have a material adverse effect on Regional’s business, financial condition, results of operations or cash flows.

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

Currently, proposed federal, state and regional initiatives that require the measurement and reduction of greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These initiatives, if enacted into law, could require us to reduce greenhouse gas emissions from our facilities. Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in June 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse emission controls for those sources. The rule calls for a “stepped” approach to emission thresholds related to the size of a green-house gas emitting entity. Regional would be subject to step 3 of the rule; however, the EPA will not require permits for smaller generators of greenhouse gases under step 3 of the rule or through any other action until at least April 30, 2016. The EPA recently stated that it would maintain the current level of emissions for, and not impose lowered levels of emissions on, “small” sources of emissions. As a result, Regional does not believe it will be required to install new emission control equipment on its facility base on the current pronouncements from the EPA.

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

Risks Related to Tax Matters

The tax treatment of the Partnership depends on its status as a partnership for federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat the Partnership as a corporation for federal income tax purposes or it was to become subject to additional entity-level taxation for state tax purposes, then the cash available for distribution would be substantially reduced.

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

Current law may change so as to cause the Partnership to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, federal legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships. This proposed legislation is currently stalled in the House of Representatives of the 113th U.S. Congress. Although such legislation would not apply to the Partnership as currently proposed, it could be amended prior to enactment in a manner that does apply to the Partnership. In addition, the President of the United States has published a proposed “overhaul” of federal tax law that would include the elimination of partnership tax treatment for certain publicly traded partnerships and would also eliminate many of the tax benefits available to companies in the oil and gas industry. The President’s proposal for tax reform would apply to the Partnership. Management is unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in the Common Units.

In addition, because of widespread state budget deficits and other reasons, several states, including Texas, are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, margin and other forms of taxation. For example, since 2008, the Partnership is subject to a new entity level tax on any portion of its income that is generated in Texas. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of our gross income that is apportioned to Texas. Imposition of such a tax on the Partnership by Texas, or any other state, will reduce the cash available for distribution to Unitholders.

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

Because Unitholders will be treated as partners to whom the Partnership will allocate taxable income which could be different in amount than the cash we distribute, Unitholders may be required to pay any federal income taxes and, in some cases, state and local income taxes, on their share of Partnership taxable income even if they receive no cash distributions from the Partnership. Unitholders have not received cash distributions from the Partnership equal to their share of Partnership taxable income since August 2008 and may not receive sufficient distributions in the future sufficient in amount to pay their share of Partnership taxable income.

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

During November 2013, the Partnership received a notice from the IRS that indicated the Partnership was liable for penalties of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”) and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically (“2012 IRS Penalties”). During January 2014, the Partnership submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, the Partnership received written notice from the IRS that the appeal of the late filing penalty was approved and the appeal of the failure to file the 2012 Tax Return electronically was denied. The Partnership believes that there existed reasonable cause for the Partnership’s failure to file the 2012 Tax Return electronically and, as a result, the Partnership has appealed the decision to deny. The IRS has yet to rule on this appeal. There can be no assurance that the Partnership’s request for relief from the remaining 2012 IRS Penalties will be approved by the IRS or that the Partnership will have adequate financial resources to pay the remaining 2012 IRS Penalties. The Partnership has accrued a reserve of $142,000 in connection with the remaining 2012 IRS Penalties.

The Partnership is required to deliver Schedules K-1 for the 2014 Tax Year to its Unitholders by April 15, 2015, unless the Partnership applies for an automatic extension to September 15, 2015, which it intends to do. However, there is no certainty that the Schedules K-1 for the 2014 Tax Year will be completed and delivered timely to Unitholders by the Partnership if there is a lack of operating capital.

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

During December 2012, Regional received notification from IRS’ appeals unit that the above matter was under review. A telephonic meeting took place in January 2013 whereby the appeals unit determined that Regional did not meet the conditions of a terminal operator which handled taxable fuels and that the matter was dismissed. During March 2013, Regional received formal notification from the IRS that the matter was dismissed with no further action required by Regional. As indicated above, should Regional’s operations in the future include activities which qualify Regional as a terminal operator which handles taxable fuels as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material and Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

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

When the Partnership issues additional Common Units or engages in certain other transactions, the Partnership will determine the fair market value of its assets and allocate any unrealized gain or loss attributable to its assets to the capital accounts of Unitholders and the holders of the incentive distribution rights. The Partnership’s methodology may be viewed as understating the value of its assets. In that case, there may be a shift of income, gain, loss and deduction between certain Unitholders and the General Partner, which may be unfavorable to such Unitholders. Moreover, subsequent purchasers of Common Units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to Partnership tangible assets and a lesser portion allocated to Partnership intangible assets. The IRS may challenge Partnership methods, or allocations of the Section 743(b) adjustment attributable to Partnership tangible and intangible assets, and allocations of income, gain, loss and deduction between the General Partner and certain Unitholders.

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

On August 16, 2013, SGR filed an answer and counterclaim to the Litigation (“Counterclaim”), which denied certain claims made by Regional in the Litigation and made counter claims against Regional including, breach of contract and tortuous interference with contract. SGR was seeking actual and compensatory damages.

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

During December 2012, Regional received notification from IRS’ appeals unit that the above matter was under review. A telephonic meeting took place in January 2013 whereby the appeals unit determined that Regional did not meet the conditions of a terminal operator which handled taxable fuels and that the matter was dismissed. During March 2013, Regional received formal notification from the IRS that the matter was dismissed with no further action required by Regional. As indicated above, should Regional’s operations in the future include activities which qualify Regional as a terminal operator which handles taxable fuels as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material and Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

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

PART II

Item 5. Market for Partnership’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Common Units

The Partnership’s Common Units are listed to trade on OTC Pink under the ticker symbol “ENGY”. The following table sets forth the reported high “ask” and low “bid” quotations of the Common Units for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	LOW	HIGH
The year ended December 31, 2014:
First Quarter	$0.06	$0.11
Second Quarter	$0.05	$0.14
Third Quarter	$0.05	$0.14
Fourth Quarter	$0.05	$0.30

	LOW	HIGH
The year ended December 31, 2013:
First Quarter	$0.03	$0.14
Second Quarter	$0.04	$0.14
Third Quarter	$0.04	$0.14
Fourth Quarter	$0.06	$0.28

On March 5, 2015, the closing bid price of the Common Units as reported on OTC Pink was $0.06 per Common Unit. On March 5, 2015, the Partnership had 19,591,482 Common Units outstanding and approximately 255 holders of record of the Common Units.

Distributions

The Partnership Agreement provides for minimum quarterly distributions to its Unitholders of $0.25 per Common Unit. The Partnership has not made distributions to its Limited Partners or the General Partner in any amount since August 18, 2008 for the quarter ended June 30, 2008. Since the Sale, the members of the General Partner have held more than 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. In December 2010, the General Partner and Unitholders holding more than a majority in interest of the Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that the Partnership was no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment was that the Partnership was no longer obligated to Unitholders for unpaid minimum quarterly distributions prior to the quarter beginning October 1, 2011 and Unitholders would only be entitled to minimum quarterly distributions arising from the quarter beginning October 1, 2011 and thereafter. This amendment was incorporated into the Partnership Agreement in April 2011.

Based on the Partnership’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding more than a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011, until an undetermined future quarter to be established by the Board of Directors of the General Partner The ability of the Partnership to make distributions will be impacted by many factors including the ability to stabilize operations at Regional, successfully complete an accretive acquisition, the financing terms of debt and/or equity proceeds received to fund ongoing Company operations and/or an acquisition, and the overall success of the Partnership and its operating subsidiaries.

The Partnership currently does not have sufficient available cash to resume making any minimum quarterly distributions to its Partners. Furthermore, the Partnership does not foresee the ability to make distributions to its Partners in the near future. Currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $288,000 at March 15, 2015) are intended to be used to fund the Partnership’s ongoing working capital requirements and expenses, including the necessary funding of working capital for Regional. The use of Regional’s available cash from operations is restricted as a result of the payments required on the Hopewell Note and the Penske Lease Agreement, funding of required upgrades to its facilities, funding of other working capital deficits and the required ongoing maintenance of its facilities. The use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is restricted as a result of the debt covenants associated with the Hopewell Loan Agreement, and the agreement to subordinate the payment of all intercompany receivables and loans to the Hopewell Note. As a result, after Partnership expenses, there is no cash available for distribution to the Partners.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see “Item 11. Executive Compensation – Securities Authorized for Issuance under Equity Compensation Plans” for information regarding the number of securities to be issued under outstanding options, warrants and other rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities available for future issuance under equity compensation plans.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Partnership’s liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Partnership and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2014) refer to the Partnership’s fiscal year ending December 31.

Current Assets and Operations

Regional Acquisition

On July 27 2007, the Partnership acquired the business of Regional Enterprises, Inc., a Virginia corporation. The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 23 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional operated a trans-loading facility in Johnson City, Tennessee, with six rail car slots until March 31, 2013. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities. Certain customers for whom Regional provides storage services also use its transportation services. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

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

Recent Developments

On November 17, 2010, the Partnership, Penn Octane Corporation (the founding entity of the Partnership) and Central Energy, LP, as successor in interest to Central Energy LLC, completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement, as amended. At closing, the Partnership sold 12,724,019 Common Units to Central Energy, LP, an Affiliate of the members of the General Partner, for $3,950,000 and Penn Octane sold 100% of the limited liability company interests in the General Partner to Central Energy, LP for $150,000 (the “Sale”).

Since the Sale, the General Partner’s management has regained and has maintained compliance with the Partnership’s securities and tax reporting obligations. Since the second half of 2011, after regaining compliance with its tax and financial reporting obligations, management’s focus turned to expanding the asset base of the Partnership. The General Partner identified a number of potential acquisition opportunities, made indicative offers to purchase several different midstream assets and entered into significant discussions for the purchase of certain assets. Several of these opportunities were the subject of an auction process in which the General Partner was not the successful bidder as the result of more aggressive bids being placed by other entities. In each acquisition opportunity, management of the General Partner believed that the successful bids exceeded the value of the assets.

Since May 2009, the Partnership’s sole operating subsidiary has been Regional. At the time of the Sale, the General Partner anticipated the need for cash reserves sufficient to allow the Partnership to regain compliance with its delinquent tax and financial reporting requirements and to fund corporate overhead for a reasonable period of time while it identified and completed the acquisition of additional assets that would provide sufficient liquidity to fund its future operations and the various costs incurred by the General Partner in operating the Partnership (including the compliance costs associated with being a publicly-registered entity), acquisition costs (including costs associated with identifying and valuing acquisition targets, performing due diligence reviews and documenting a potential transaction) and other governance activities associated with a publicly-traded entity. Those funds were exhausted by September 2012. During October 2012, the General Partner raised $600,000 for the purpose of covering general overhead by the sale of membership interests to its existing members, which were sufficient in amount to cover such overhead for a six-month period with the intent of completing an acquisition within that time frame. Management was unsuccessful in identifying an acquisition, and by June 2013, the Partnership and Regional had exhausted all available cash resources.

On November 26, 2013, the Partnership, the General Partner and CEGP Acquisition, LLC (“CEGP”) executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents providing for: (1) the sale of a 55% interest in the General Partner to CEGP through the purchase of newly issued membership interests of the General Partner by CEGP and the issuance of 3,000,000 Common Units to CEGP; (2) the issuance of performance warrants that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after closing which have now expired (“Performance Warrants”); (3) amending and restating the Registration Rights Agreement; (4) amending and restating the Company Agreement; and (5) amending and restating the Partnership Agreement. The aggregate purchase price for the 55% membership interest in the General Partner, the issuance of the 3,000,000 Common Units and the Performance Warrants was $2,750,000 (the “Purchase Price”). At the closing of the transaction, net proceeds of $2,350,000 were delivered to the General Partner and the Partnership (the Purchase Price less credits totaling $400,000 for prior payments received on July 19, 2013 and August 19, 2013 by the Partnership in connection with stand-still agreements in place until the execution of the PSA. Of the total Purchase Price, the amount of $280,434 was allocated to the price paid for the 3,000,000 Common Units and $2,469,566 was allocated to the value of the 55% membership interest in the General Partner, which was represented by 136,888.89 units issued to CEGP.

The PSA also provided, as a condition to closing, (a) the execution of a general release of claims in favor of the General Partner by Messrs. Imad K. Anbouba, Chief Executive Officer and President of the General Partner, and Carter R. Montgomery, Executive Vice President of Corporate Development of the General Partner, in exchange for the payment of (1) 20% of the accrued but unpaid salaries and business expenses of Messrs. Anbouba and Montgomery and (2) the severance payment of $240,000 owed to each such officer under the terms of their respective employment agreements in connection with a “change of control” event, (b) the payment to Mr. Ian T. Bothwell, Executive Vice President and Secretary of the General Partner for all accrued but unpaid salary and business expenses, as well as all accrued and unpaid office rent associated with the agreement between the General Partner and Rover Technologies, LLC, an affiliate of Mr. Bothwell, for the lease of office space in Manhattan Beach, California, where he resides, as of the date of the PSA, (c) the termination of the existing Buy-Sell Agreement between The Cushing MLP Opportunity Fund I, L.P. and Messrs. Anbouba and Montgomery, (d) the appointment of G. Thomas Graves III as Chairman of the Board of Directors and John L. Denman, Jr. as the Chief Executive Officer and President of the General Partner, and (e) reconstituting the Board of Directors of the General Partner to nine (9) members, five (5) of which are to be appointed by CEGP.

CEGP now holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.3% of the issued and outstanding Common Units of the Partnership. Prior to execution of the PSA, Messrs. Imad K. Anbouba and Carter R. Montgomery and The Cushing MLP Opportunity Fund I, L.P. controlled the General Partner and had controlling authority over the Partnership. CEGP is a Texas limited liability company controlled by Messrs. Denman and Graves. Upon the execution of the PSA, Mr. Denman replaced Mr. Imad K. Anbouba as CEO and President of the General Partner, and Mr. Graves was appointed as the Chairman of the Board of the General Partner.

Results of Operations

The results of operations from continuing operations during the years ended December 2013 and 2014 reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership. For the years ended December 31, 2012, 2013 and 2014, Regional’s revenues were divided as set forth below. All dollar amounts are in thousands.

Quarters For Year ended 2012									Year ended
	March 31		June 30		September 30		December 31		December 31, 2012
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$838	64%	$852	65%	$981	67%	$947	68%	$3,564	65%
Storage	323	25%	358	27%	336	23%	337	24%	1,355	25%
Terminal	140	11%	99	8%	149	10%	107	8%	548	10%
Other	—	0%	—	0%	—	0%	3	0%	3	0%
Total	$1,301	100%	$1,309	100%	$1,466	100%	$1,394	100%	$5,470	100%

Quarters For Year ended 2013									Year ended
	March 31		June 30		September 30		December 31		December 31, 2013
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$778	59%	$579	52%	$499	48%	$521	41%	$2,362	50%
Storage	441	34%	442	39%	446	43%	488	38%	1,817	38%
Terminal	98	7%	87	8%	95	9%	248	19%	541	11%
Other	—	0%	11	1%	2	0%	27	2%	30	1%
Total	$1,317	100%	$1,119	100%	$1,042	100%	$1,284	100%	$4,750	100%

Quarters For Year ended 2014									Year ended
	March 31		June 30		September 30		December 31		December 31, 2014
	Revenue	%	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Hauling	$552	43%	$467	37%	$744	51%	$457	42%	$2,220	44%
Storage	506	39%	544	44%	606	42%	566	53%	2,222	44%
Terminal	239	18%	239	19%	106	7%	51	5%	635	12%
Other	—	0%	—	0%	—	0%	—	0%	—	0%
Total	$1,297	100%	$1,250	100%	$1,456	100%	$1,074	100%	$5,077	100%

Set forth below are the comparative results of Central’s operations for the years ended December 31, 2012, 2013 and 2014, including corporate overhead. All numbers are in thousands.

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

(All amounts in thousands)

							Change Twelve Months Ended
	Twelve Months Ended			Twelve Months Ended			December 31, 2014 versus
	December 31, 2014			December 31, 2013			December 31, 2013
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$5,077	$-	$5,077	$4,750	$-	$4,750	$327	$-	$327
Costs Of Goods Sold	4,102	-	4,102	3,986	-	3,986	116	-	116
Gross Profit	975	-	975	764	-	764	211	-	211
Selling, General and Administrative Expenses	1,049	106	1,155	1,473	(375)	1,098	(424)	481	57
Operating Income (Loss)	(74)	(106)	(180)	(709)	375	(334)	635	(481)	154
Interest Expense, net	(318)	(244)	(562)	(375)	(30)	(405)	57	(214)	(157)
Income (Loss) Before Taxes	(392)	(350)	(742)	(1,084)	345	(739)	692	(695)	(3)
Provision (Benefit) For Income Taxes	(458)	-	(458)	(218)	-	(218)	240	-	240
Net Income (Loss)	$66	$(350)	$(284)	$(866)	$345	$(521)	$932	$(695)	$237

Revenues. Regional’s revenues for the year ended December 31, 2014 were $5.1 million compared with $4.8 million for the year ended December 31, 2013, an increase of $0.3 million (6.9%). The increase in revenues was the result of an increase in storage revenues of $0.4 million (22.3%). Storage revenues increased during the year ended December 31, 2014 due to Regional’s storage facilities being at full utilization capacity during the last half of the year.

Cost of Goods Sold. Regional’s cost of goods sold for the year ended December 31, 2014 was $4.1 million compared with $4.0 million for the year ended December 31, 2013, an increase of $0.1 million (2.9%). The slight increase in cost of goods sold was in line with the increase in revenues during the same period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for Regional during the year ended December 31, 2014 were $1.0 million compared with $1.5 million for the year ended December 31, 2013. The decrease was the result of lower professional fees. During 2013, professional fees were incurred in connection with the closing and subsequent financings under the Hopewell Loan, litigation costs and higher securities laws compliance costs in 2013.

The decrease in SG&A expenses for Regional of $0.5 million during the year ended December 31, 2014 compared with the same period one year earlier was principally due to the net reduction of tax penalties assessed as a result of the abatement of penalties totaling $1.0 million during the year ended December 31, 2013. Excluding the abatement of penalties, SG&A was actually $0.5 million lower during 2014. The decrease was the result of lower professional fees during 2014 along with the write-off of approximately $0.3 million of payables owed by RVOP that have passed the applicable statute of limitations and will not be paid.

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

(all amounts in thousands)

							Change Twelve Months Ended
	Twelve Months Ended			Twelve Months Ended			December 31, 2013 versus
	December 31, 2013			December 31, 2012			December 31, 2012
	Regional	Corporate/		Regional	Corporate/		Regional	Corporate/
	Enterprises	Other	Total	Enterprises	Other	Total	Enterprises	Other	Total

Revenues	$4,750	$-	$4,750	$5,470	$-	$5,470	$(719)	$-	$(719)
Costs Of Goods Sold	3,986	-	3,986	4,978	-	4,978	(992)	-	(992)
Gross Profit	764	-	764	491	-	491	273	-	273
Selling, General and Administrative Expenses	1,473	(375)	1,098	1,281	670	1,951	192	(1,044)	(852)
Operating Income (Loss)	(709)	375	(334)	(790)	(670)	(1,460)	81	1,044	1,125
Interest Expense, Net	(376)	(30)	(405)	(192)	(10)	(202)	(184)	(20)	(204)
Gain On Sale Of Tractors	-	-	-	256	-	256	(256)	-	(256)
Income (Loss) Before Taxes	(1,085)	345	(739)	(727)	(679)	(1,406)	(358)	1,024	666
Provision (Benefit) For Income Taxes	(218)	-	(218)	(378)	-	(378)	160	-	160
Net Income (Loss)	$(866)	$345	$(521)	$(349)	$(679)	$(1,028)	$(518)	$1,024	$506

Revenues. Regional’s revenues for the year ended December 31, 2013 were $4.8 million compared with $5.5 million for the year ended December 31, 2012, a decrease of $0.7 million (13.1%). The decrease in revenues was the result of a decrease in hauling revenues of $1.2 million (33.7%), partially offset by an increase in storage revenues of $0.5 million (34.1%) during the year ended December 31, 2013. Hauling revenues declined during the year ended December 31, 2013 due to increased competition, the reduction in available drivers, the reduction of hauling revenues due to the closure of the Johnson City, TN facility, and the closure of certain customer facilities for maintenance. The increase in storage revenues was due to higher tank utilization under contracts resulting from a storage tank being fully utilized during the year ended December 31, 2013 although the same tank was idle throughout the year ended December 31, 2012. This increase was partially offset by (i) reduced storage revenues associated with an asphalt storage tank being taken out of service in April 2012 due to leakage and not being put back into service until November 2013 after extensive repairs, and (ii) the transition of one tank customer to another tank customer which effectively did not generate revenues during December 2013.

Cost of Goods Sold. Regional’s cost of goods sold for the year ended December 31, 2013 were $4.0 million compared with $5.0 million for the year ended December 31, 2012, a decrease of $1.0 million (19.1%). The cost of goods sold during the year ended December 31, 2012 included higher costs associated with the cost of repairs to the asphalt storage tank, the cost of terminating the Penske Lease Agreement with respect to five tractors, and maintenance and improvements to terminal assets over the year ended December 31, 2013. Costs of goods sold related to storage and terminal services did not increase despite the increase in related revenues as the storage and terminal business has mostly fixed costs to operate. The reduction in cost of goods sold was also attributable to the reduced hauling revenues during the year ended December 31, 2013 compared with December 31, 2012, partially offset from increased prices paid for fuel and the fixed cost portion of the newly entered Penske Truck Lease which was entered into in June 2012.

Selling, General and Administrative Expenses. SG&A for Regional during the year ended December 31, 2013 was $1.5 million compared with $1.3 million for the year ended December 31, 2012. The increase was the result of higher professional fees incurred in connection with the closing and subsequent financings under the Hopewell Loan, litigation costs and compliance costs, partially offset by reduction of penalties and interest as a result of the abatement of tax penalties during the year ended December 31, 2013 compared with the year ended December 31, 2012.

The decrease in SG&A expenses for the Partnership of $1.0 million during the year ended December 31, 2013 compared with the same period one year earlier was principally due to the net reduction of tax penalties assessed as a result of the abatement of penalties totaling $1.0 million during the year ended December 31, 2013, decreased professional fees incurred by the Partnership and increased allocations of insurance related costs to Regional by the Partnership during the year ended December 31, 2013, partially offset by increased salary and payroll related expenses in connection with the CEGP Investment.

Liquidity and Capital Resources

Since May 2009, the Partnership’s sole operating subsidiary has been Regional. At the time of the Sale, the General Partner anticipated the need for cash reserves sufficient to allow the Partnership to regain compliance with its delinquent tax and financial reporting requirements and to fund corporate overhead for a reasonable period of time while it identified and completed the acquisition of additional assets that would provide sufficient liquidity to fund its future operations and the various costs incurred by the General Partner in operating the Partnership (including the compliance costs associated with being a publicly-registered entity), acquisition costs (including costs associated with identifying and valuing acquisition targets, performing due diligence reviews and documenting a potential transaction) and other governance activities associated with a publicly-traded entity. Those funds were exhausted by September 2012 without the completion of an acquisition.

In September 2012, the Board of the General Partner recommended the issuance of 12,000 units representing membership interests in the General Partner (“Units”) at a price of $50.00 per Unit, to raise $600,000 to fund the working capital needs of Central. This recommendation was approved by the requisite number of members of the General Partner on September 14, 2012, pursuant to the terms of the Company Agreement of the General Partner. As of October 30, 2012, the offered Units were fully subscribed. The offer of the Units was made in accordance with Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No placement agent or broker was involved in the transaction. By June 2013, management was unsuccessful in identifying an acquisition, and the Central had exhausted all available cash resources from operations and advances made by the General Partner from the private placement of the Units described above.

On November 26, 2013, the Partnership, the General Partner and CEGP executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents which provided for: (1) the sale of a 55% interest in the General Partner to CEGP through the purchase of newly issued membership interests of the General Partner by CEGP and the issuance of 3,000,000 Common Units to CEGP; (2) the issuance of performance warrants that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after closing, which have now expired (“Performance Warrants”); (3) amending and restating the Registration Rights Agreement; (4) amending and restating the Company Agreement; and (5) amending and restating the Partnership Agreement. The aggregate purchase price for the 55% membership interest in the General Partner, the issuance of the 3,000,000 Common Units and the Performance Warrants was $2,750,000 (the “Purchase Price”). At the closing of the transaction, net proceeds of $2,350,000 were delivered to the General Partner and the Partnership (the Purchase Price less credits totaling $400,000 for prior payments received on July 19, 2013 and August 19, 2013 by the Partnership in connection with stand-still agreements in place until the execution of the PSA. Of the total Purchase Price, the amount of $280,434 was allocated to the price paid for the 3,000,000 Common Units and $2,469,566 was allocated to the value of the 55% membership interest in the General Partner, which was represented by 136,888.89 units issued to CEGP.

By August 2014, the proceeds from the CEGP Investment were essentially exhausted and the Board of the General Partner recommended the issuance of 15,000 Units of the General Partner at a price of $50.00 per Unit, the proceeds of which were to be used to fund working capital needs of Central. This recommendation was approved by the requisite number of members of the General Partner on August 7, 2014 pursuant to the terms of the Company Agreement of the General Partner. As of November 3, 2014, the offered Units were fully subscribed. The offer and sale of the Units was made in accordance with Section 4(2) of the Securities Act. No placement agent or broker was involved in the transaction.

As of March 15, 2015, the General Partner held approximately $288,000 of the proceeds from the private placement of the Units. The remaining amount of the private placement has been used to pay Partnership expenses and fund working capital requirements of Regional. Advances from the General Partner to the Partnership were made in the form of a loan as part of the Intercompany Demand Promissory Note made by the Partnership to the General Partner. The Partnership has then loaned such proceeds to Regional to fund its working capital needs. See “Advances from General Partner” below for a description of the intercompany notes.

Realization of Assets

The audited consolidated balance sheets of Central have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. However, currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $288,000 at March 15, 2015) are intended to be used to fund the Partnership’s ongoing working capital requirements, including necessary funding of working capital for Regional. In connection with the Hopewell Note, Regional is currently required to make equal monthly payments of $56,000 (principal and interest) starting January 2015 until March 2016 at which time a balloon payment of $2,044,000 will be due. Regional also is required to make minimum monthly payments under the Penske Lease Agreement of approximately $30,000 until May 2019. Payments under the Hopewell Note and the Penske Lease Agreement could be accelerated in the event of a default. The amount of penalties related to the remaining 2012 Tax Return are $142,000 and will be required to be paid if the Partnership’s appeal is unsuccessful. Since the closing of the CEGP Investment, Messrs. Denman, Graves and Weir have agreed to forego receipt of any compensation as a result of concerns over the Partnership’s and the General Partner’s available cash resources. In addition, during December 2013, the President of Regional agreed to have a portion of his annual salary paid on each anniversary of his employment agreement.

All of Central’s assets are pledged as collateral for the Hopewell Loan, and therefore, Central is unable to obtain additional financing collateralized by those assets without repayment of the Hopewell Loan. In addition, the Partnership has obligations under existing registration rights agreements. These rights may be a deterrent to any future equity financings.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in Central’s consolidated balance sheet assumes that (1) the expected increase in revenues from recent contracts entered into by Regional, including the New Asphalt Agreement, are realized as currently projected, (2) Regional does not experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers and/or disruptions resulting from the performance of maintenance, improvements or repairs on its facilities, (3) Regional’s hauling revenues remain at current levels, (4) obligations to the Partnership’s or Regional’s creditors are not accelerated, (5) there is adequate funding available to Regional to complete required maintenance, improvements and repairs to its facilities, (6) the Partnership’s and Regional’s operating expenses remain at current levels, (7) Regional obtains additional working capital to meet its contractual commitments through future advances by the Partnership or a refinancing of the Hopewell Loan, and/or (8) the Partnership is able to receive future distributions from Regional or future advances from the General Partner in amounts necessary to fund working capital until an accretive acquisition or other financing transaction is completed by the Partnership.

There is no assurance that the Partnership and/or Regional will be able to complete an accretive acquisition transaction or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Partnership’s ability to pursue additional acquisition transactions will be adversely impacted. As of March 15, 2015, Central had only $288,000 of available cash to meet its capital needs. Furthermore, despite significant effort, the Partnership has been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot otherwise be raised and cash flow from Regional’s operations is inadequate, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

Tax Liabilities

The Partnership does not file a consolidated tax return with Regional since this wholly-owned subsidiary is a state law corporation subject to federal and state income taxation.

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

During November 2013, the Partnership received a notice from the IRS that indicated the Partnership was liable for penalties (“2012 IRS Penalties”) of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”) and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically. During January 2014, the Partnership submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, the Partnership received written notice from the IRS that the appeal of the late filing penalty was approved and the appeal of the failure to file the 2012 Tax Return electronically was denied. The Partnership believes that there existed reasonable cause for the Partnership’s failure to file the 2012 Tax Return electronically and, as a result, the Partnership has appealed the decision to deny. The IRS has yet to rule on this appeal. There can be no assurance that the Partnership’s request for relief from the remaining outstanding 2012 IRS Penalties will be approved by the IRS or that the Partnership will have adequate financial resources to pay the remaining outstanding 2012 IRS Penalties. The Partnership has accrued a reserve of $142,000 in connection with the remaining 2012 IRS Penalties.

State Tax Liabilities

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

During May 2013, the Partnership received a notice from the State of California Franchise Tax Board (“CAFTB”) that indicated the Partnership was liable for late filing penalties of approximately $316,000 in connection with the short tax year return (“Short Tax Year Return”) filed for the period January 1, 2011 through May 26, 2011 as a result of a technical termination that occurred under Section 708(b) of the Code. The Partnership had previously been granted an extension by the IRS to file the federal Short Year Tax Return to the time that the Partnership’s 2011 federal tax return would have been due had a technical termination not occurred. The Partnership filed a request with the CAFTB to have the penalties removed based on the hardship that the IRS had considered in granting the Partnership its extension for filing the federal Short Tax Year Return. During September 2013, the Partnership received confirmation from the CAFTB that the penalties were removed.

During the year ended December 31, 2013, the Partnership recorded a net reduction of tax penalties totaling $977,000 in SG&A which is comprised of $1,119,000 related to reductions of the prior accrual of penalties associated with delinquent 2008 and 2009 partnership federal and state tax returns, partially offset by the additional reserve of $142,000 in connection with the remaining outstanding 2012 IRS Penalties.

The Partnership is required to deliver Schedules K-1 for the 2014 Tax Year to its Unitholders by April 15, 2015 unless the Partnership applies for an automatic extension to September 15, 2015, which it intends to do. Regional is required to file its federal and state income tax returns for the 2014 Tax Year by March 16, 2015 unless the Partnership applies for an automatic extension to September 15, 2015, which it has done.

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

During December 2012, Regional received notification from the IRS’ appeals unit that the above matter was under review. A telephonic meeting took place in January 2013 whereby the appeals unit determined that Regional did not meet the conditions of a terminal operator which handled taxable fuels and that the matter was dismissed. During March 2013, Regional received formal notification from the IRS that the matter was dismissed with no further action required by Regional. As indicated above, should Regional’s operations in the future include activities which qualify Regional as a terminal operator which handles taxable fuels as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material and Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

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

The March 1, 2013 Demand Notice was delivered as the result of Regional’s failure to pay the monthly principal payment in the amount of $50,000 due and payable on February 28, 2013 as prescribed under the Ninth Amendment and the continued default with respect to the non-payment of interest and principal due under the Loan Agreement which had been previously waived pursuant to the Ninth Amendment. The March 1, 2013 Demand Notice declared all Obligations (as defined in the Loan Agreement) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The March 1, 2013 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007 and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2006.  On March 20, 2013, all obligations unpaid and outstanding under the Loan Agreement totaling $1,975,000 were paid in full from proceeds of the Hopewell Loan. RZB provided Regional with a payoff letter and released all of the collateral previously held as security. The interest rate related to the RZB Loan for the period January 1, 2013 through March 20, 2013, approximated 9.5%.

Hopewell Loan

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional up to $2,500,000 (“Hopewell Loan”). Of this amount, $1,998,000 was advanced on March 20, 2013 and an additional $252,000 and $250,000 was advanced on March 26, 2013 and July 19, 2013, respectively. At the time the Hopewell Loan was obtained, William M. Comegys III was a member of the Board of Directors of the General Partner, as well as the managing member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of the General Partner. The committee determined that the Hopewell Loan was on terms better than could have been obtained from a third-party lender.

The principal purpose of the Hopewell Loan was to repay the entire amount due to RZB in connection with the RZB Loan, the outstanding balance of which totaled $1,975,000 at the time of payoff, including principal, interest, legal fees and other expenses owed in connection with the RZB Loan. The remaining amounts provided under the Hopewell Loan to Regional were used for working capital.

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

The Hopewell Loan matures on March 19, 2016 and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, Regional was required to make interest payments only beginning April 2013 through December 2014 and then 14 equal monthly payments of $56,000 (principal and interest) with a balloon payment of $2.044 million due on March 19, 2016. Per the Hopewell Loan Agreement, Regional is required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to Regional, declare the Hopewell Note immediately due and payable.

In 2014 there were two amendments made to the Hopewell Loan. Both amendments were for the extension of the date for principal payments to be made, which ultimately began in January 2015. At February 28, 2015, Regional was current on all payments due and owing to Hopewell.

Advances from General Partner

In September 2012, the Board of the General Partner recommended the issuance of 12,000 units representing membership interests in the General Partner (“Units”) at a price of $50.00 per Unit, to raise $600,000 to fund the working capital needs of Central. This recommendation was approved by the requisite number of members of the General Partner on September 14, 2012 pursuant to the terms of the Company Agreement of the General Partner. As of October 30, 2012, the offered Units were fully subscribed. The offer of the Units was made in accordance with Section 4(2) of the Securities Act. No placement agent or broker was involved in the transaction.

In August 2014, the Board of the General Partner recommended the issuance of 15,000 Units at a price of $50.00 per Unit to raise $750,000 to fund working capital needs. This recommendation was approved by the requisite percentage of members on August 7, 2014 pursuant to the terms of the General Partner’s company agreement. On September 8, 2014, the General Partners offered 15,000 membership interests at a value of $50.00 per interest to each of its members in accordance with the provisions of its company agreement. As of November 3, 2014, the offered membership interests were fully subscribed. The offer of the membership interests was made in accordance with Section 4(2) of the Securities Act. No placement agent or broker was involved in the transaction.

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012, and amended during March 2014 and November 2014. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $5,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at 10% per annum. At December 31, 2014, the total amount owed to the General Partner by the Partnership, including accrued interest, was $4,615,000.

Regional Intercompany Obligations

In connection with the Regional acquisition, on July 26, 2007, Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at December 31, 2014 is $4,359,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At December 31, 2014, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $3,141,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is subordinated to payment of the Hopewell Note by Regional.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the years ended December 31, 2013 and 2014, Regional recorded allocable expenses of $287,000 and $211,000, respectively.

Equipment Leases

Effective January 18, 2012, Regional entered into a Vehicle Maintenance Agreement (“Maintenance Agreement”) with Penske Truck Leasing Co., L. P. (“Penske”) for the maintenance of its owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the Maintenance Agreement is 84 months from the date a vehicle is placed in service and subject to the agreement. Regional is obligated to maintain liability insurance coverage on all vehicles naming Penske as a co-insured and indemnifying Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement.

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

The term of the Lease Agreement is for seven years. The Leased Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the Leased Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the Leased Tractors leased based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five tractors as provided for in the Lease Agreement as a result of the decline in Regional’s transportation business. In January 2015, Regional approached Penske about terminating the lease arrangement for an additional five tractors due to a continued decline in its hauling business. Penske agreed to terminate the lease for the five tractors at a cost of $50,000 ($10,000 per tractor), which amount is being paid in three monthly installments commencing in January 2015. As a result of these partial terminations, Regional now leases 10 tractors pursuant to the Lease Agreement. Regional is obligated to maintain liability insurance coverage on all remaining vehicles covered by the Lease Agreement on the same basis as in the Maintenance Agreement.

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

The Lease Agreement can also be terminated by either party upon 120 days’ written notice to the other party as to any Leased Tractor subject to the agreement on any annual anniversary of such tractor’s in-service date. Upon termination of the Lease Agreement by either party, Regional shall, at Penske’s option, either acquire the Leased Tractor that is the subject of the notice at the non-depreciated value of such tractor, or pay Penske the “alternative payment.” The “alternative payment” is defined in the Lease Agreement as the difference, if any, between the fair market value of the Leased Tractor and such tractor’s “depreciated Schedule A value” ($738 per month commencing on the in-service date of such tractor). If the Lease Agreement is terminated by Penske and Regional is not then in default under any term of the Lease Agreement, Regional is not obligated to either acquire the Leased Tractor that is the subject of the termination or pay Penske the “alternative payment” as described above.

Penske’s ability to require Regional to purchase the Leased Tractor fleet or make the “alternative payment” would place a substantial financial burden on Regional.

Private Placements

On November 26, 2013, the Partnership sold 3,000,000 Common Units to CEGP for $280,434 in cash pursuant to the terms of the Purchase and Sale Agreement dated November 26, 2013, by and among the Partnership, the General Partner and CEGP. As a result, CEGP holds 15.3% of the issued and outstanding Common Units of the Partnership. In addition, under the terms of the Purchase and Sale Agreement, the Partnership issued the Performance Warrants to JLD Services, Ltd. and Mr. Graves for consideration of $500.00 each. The Performance Warrants expired on November 26, 2014 without being exercised.

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

Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President and the President of Regional, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs associated with this agreement as of the closing date of the CEGP Investment.

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

Critical Accounting Policies

The audited consolidated financial statements of Central reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Please see “Note B – Summary of Significant Accounting Policies to the Audited Consolidated Financial Statements included in “Item 8. Financial Statements and Supplemental Data.” We believe that the following reflect the more critical accounting policies that affect its financial position and results of operations.

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

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Under ASC 350, goodwill is not amortized. Central is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company performs an annual impairment test for goodwill in the fourth quarter of each calendar year. No impairment charges were incurred during the years ended December 31, 2013 and 2014.

Depreciation and amortization expenses — Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization rates are based on management’s estimate of the future utilization and useful lives of the assets. Should the nature of Central’s business change our future utilization and useful lives of depreciable and amortizable assets may also change. This could result in increases or decreases in depreciation and amortization expense compared with historical amounts.

Unit-based compensation — The Partnership utilizes unit-based awards as a form of compensation for employees, officers, manager and consultants of the General Partner. During the quarter ended March 31, 2006, the Partnership adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. On May 26, 2014, the Board of the General Partner authorized a grant of an aggregate of 525,000 Common Units to the members of the Board which resulted in the recording of unit-based compensation in the amount of $47,250 during the year ended December 31, 2014. On the same date Central granted 1,200,000 options to purchase Common Units to various employees. The Partnership recorded $22,500 for unit-based compensation related to the options. On March 20, 2013, the Partnership agreed to issue a grant of 200,000 Common Units to an executive officer of the General Partner which fully vested upon issuance. The Partnership recorded unit-based compensation of $16,000 during the year ended December 31, 2013 in connection with this issuance under the fair-value provisions of ASC 718. Please see “Item 11 – Executive Compensation – Equity Compensation” for additional information regarding these Unit grants. The Partnership did not record any unit-based payment expense for the year ended December 31, 2012.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC, General Partner of Central Energy Partners LP

and the Unitholders of Central Energy Partners LP

We have audited the accompanying consolidated balance sheets of Central Energy Partners LP and Subsidiaries (“Central”) as of December 31, 2013 and December 31, 2014, and the related consolidated statement of operations, partners’ capital (deficit) and cash flows for the years ended December 31, 2013 and 2014. These consolidated financial statements are the responsibility of Central’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Central is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Central’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central as of December 31, 2013 and December 31, 2014 and its consolidated statements of operations, partners’ capital and cash flows for the years ended December 31, 2013 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MONTGOMERY COSCIA GREILICH, LLP

MONTGOMERY COSCIA GREILICH, LLP

Plano, Texas

March 31, 2015

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

ASSETS

	2013	2014
Current Assets:
Cash	$103,000	$67,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2013 and 2014)	312,000	294,000
Prepaid expenses and other current assets	427,000	324,000
Total current assets	842,000	685,000

Property, plant and equipment – net	3,158,000	3,470,000
Other assets	128,000	128,000
Goodwill	3,941,000	3,941,000
Total assets	$8,069,000	$8,224,000

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

	2013	2014
Current Liabilities:
Current maturities of long-term debt	$188,000	$388,000
Accounts payable	1,418,000	645,000
Taxes payable	40,000	7,000
Unearned revenue	168,000	40,000
Accrued liabilities	424,000	571,000

Total current liabilities	2,238,000	1,651,000

Long-term debt obligations	2,312,000	2,112,000
Due to General Partner	3,000,000	4,615,000
Deferred income taxes	845,000	387,000

Commitments and contingencies	-	-

Partners’ Deficit
Common Units	(319,000)	(528,000)
General Partner’s equity	(7,000)	(13,000)
Total partners’ deficit	(326,000)	(541,000)
Total liabilities and partners’ deficit	$8,069,000	$8,224,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2013	Year ended December 31, 2014
Revenues	$4,750,000	$5,077,000
Cost of sales	3,986,000	4,102,000
Gross profit	764,000	975,000
Selling, general and administrative expenses and other
Legal and professional fees	582,000	197,000
Salaries and payroll related expenses	911,000	613,000
Other	(395,000)	345,000
	1,098,000	1,155,000
Operating loss	(334,000)	(180,000)
Other expense
Interest expense, net	(405,000)	(562,000)
Loss before taxes	(739,000)	(742,000)
Benefit for income taxes	218,000	458,000
Net loss	$(521,000)	$(284,000)

Net loss allocable to the partners	$(521,000)	$(284,000)
Less General Partner’s interest in net loss	(11,000)	(6,000)
Net loss allocable to the common units	$(510,000)	$(278,000)

Basic net loss per common unit	$(0.03)	$(0.01)

Weighted average common units outstanding	16,319,633	19,372,732

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

	Common Units
	Units	Amount	General Partner	Total Partners’ Deficit

Balance as of December 31, 2012	15,866,482	(104,000)	(3,000)	(107,000)

Issuance of Common Units - Compensation	200,000	15,000	1,000	16,000

Sale of Common Units –CEGP Acquisition LLC	3,000,000	280,000	-	280,000

General Partner contribution	-	-	6,000	6,000

Net loss	-	(510,000)	(11,000)	(521,000)

Balance as of December 31, 2013	19,066,482	(319,000)	(7,000)	(326,000)

Issuance of Common Units - Compensation	525,000	69,000	-	69,000

Net loss	-	(278,000)	(6,000)	(284,000)

Balance as of December 31, 2014	19,591,482	(528,000)	(13,000)	(541,000)

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2014
Cash flows from operating activities:
Net loss	$(521,000)	$(284,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	537,000	562,000
Reduction in accrued tax penalties assessed	(977,000)	-
Unit based compensation	16,000	69,000
Changes in current assets and liabilities:
Trade accounts receivable	336,000	18,000
Prepaid and other current assets	358,000	103,000
Trade accounts payable	(876,000)	(773,000)
Unearned revenue	98,000	(128,000)
Accrued liabilities and other	(837,000)	147,000
Deferred income taxes, net	(211,000)	(458,000)
U.S. taxes payable	(24,000)	(33,000)

Net cash provided by (used in) operating activities	(2,101,000)	(777,000)

Cash flows from investing activities:
Capital expenditures	(135,000)	(874,000)
Other non-current assets	(3,000)	-
Proceeds from sale of assets	13,000	-
Net cash used in investing activities	(125,000)	(874,000)

Cash flows from financing activities:
Issuance of related party debt	2,500,000	-
Change in amounts due to General Partner, net	1,491,000	1,615,000
Payment of debt	(1,970,000)	-
Sale of Common Units to CEGP Acquisition LLC	280,000	-
General Partner contribution	6,000	-
Net cash provided by financing activities	2,307,000	1,615,000
Net (decrease) increase in cash	81,000	(36,000)
Cash at beginning of period	22,000	103,000
Cash at end of period	$103,000	$67,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$300,000	$317,000
Income Taxes	$111,000	$44,000

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

Central’s primary business objectives are to achieve stable cash flows and to again make quarterly cash distributions to our Limited Partners. We are currently focused on improving operations at Regional and growing its business through expanded customer relationships. In addition, management continues to evaluate possible opportunities to expand storage capacity at Regional’s Hopewell, Virginia facility.

On November 26, 2013 (“Closing”), the Partnership, the General Partner and CEGP Acquisition, LLC (“CEGP”) executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents which provided for (1) the sale of a 55% interest in the General Partner to CEGP through the purchase of newly issued membership interests of the General Partner by CEGP and the issuance of 3,000,000 Common Units to CEGP, (2) the issuance of performance warrants that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after closing (“Performance Warrants ”), (3) amending and restating the Registration Rights Agreement, (4) amending and restating the Company Agreement, and (5) amending and restating the Partnership Agreement. The aggregate purchase price for the 55% membership interest in the General Partner, the issuance of the 3,000,000 Common Units and the Performance Warrants was $2,750,000 (“Purchase Price”). At the Closing, net proceeds of $2,350,000 were delivered to the General Partner and the Partnership (the Purchase Price less credits for prior payments of $400,000 made to the General Partner and the Partnership in connection with stand-still agreements in place until the execution of the PSA (“Stand-Still Payments”). Of the total Purchase Price, the amount of $280,434 was allocated to the price paid for the 3,000,000 Common Units. CEGP paid $240,434 to the Partnership at Closing from the Net Proceeds, with the $40,000 balance of the purchase price for the 3,000,000 Common Units being a portion of the Stand-Still Payments. The remaining amount of the Purchase Price, or $2,469,566, was allocated to the value of the 55% Membership Interest of the General Partner, represented by 136,888.89 Units issued to CEGP, and $2,109,566 was paid to the General Partner at Closing from the Net Proceeds with the balance of $360,000 being the attributed portion of the Stand-Still Payments.

Effective November 26, 2013, with the execution of the PSA, CEGP now holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.3% of the issued and outstanding Common Units of the Partnership. Prior to execution of the PSA, Messrs. Imad K. Anbouba and Carter R. Montgomery and The Cushing Opportunity Fund I, L.P. (“Cushing Fund”) controlled the General Partner and had controlling authority over the Partnership. CEGP is a Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III. Upon completion of the CEGP Investment, Mr. Denman replaced Mr. Anbouba as CEO and President of the General Partner and Mr. Graves was appointed as the Chairman of the Board of the General Partner replacing Mr. Jerry V. Swank.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION - continued

In July 2007, the Partnership acquired the business of Regional Enterprises, Inc. (“Regional”). The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 18 rail cars at any one time for trans-loading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region of the United States. Regional operated a trans-loading facility in Johnson City, Tennessee, with six rail car slots until March 31, 2013. Regional also provides transportation services to customers for products which don’t originate at any of Regional’s terminal facilities.

For the 12 months ended December 31, 2013, Suffolk Sales, SGR Energy LLC, and MeadWestvaco Specialty Chemicals, Inc., accounted for approximately 22%, 16% and 3% of Regional’s revenues, respectively, and approximately 33%, 0% and 13% of Regional’s accounts receivable, respectively. Noble Oil Services, Inc., accounted for 3% of Regional’s revenues and 18% of its accounts receivable.

For the 12 months ended December 31, 2014, Suffolk Sales, Associated Asphalt Hopewell, LLC and MeadWestvaco Specialty Chemicals, Inc., accounted for approximately 21%, 20% and 16% of Regional’s revenues, respectively, and approximately 23%, 0% and 38% of Regional’s accounts receivable, respectively. Honeywell International, Inc. accounted for approximately 3% of Regional’s revenues and approximately 17% of its accounts receivable.

The accompanying consolidated balance sheets include goodwill in the amount of $3,941,000 at December 31, 2013 and 2014, resulting from the acquisition of Regional.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the Partnership and its only operating subsidiary, Regional. The Partnership has two other subsidiaries that have no operations – Rio Vista Operating Partnership L.P. (see Note J – Commitments and Contingencies – TransMontaigne Dispute) and Rio Vista Operating GP LLC. All significant intercompany accounts and transactions are eliminated. The Partnership and its consolidated subsidiaries are hereinafter referred to as “Central” and/or the “Company”.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-12, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This guidance is the culmination of the board's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. The Company did not have any transactions requiring application of this ASU for any reporting period beginning with the quarter ended March 31, 2013 through the year ended December 31, 2014.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

New Accounting Pronouncements - continued

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The ASU was issued to eliminate diversity in practice in the presentation of unrecognized tax benefits when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. Under the new guidance, an entity should present an unrecognized tax benefit as a reduction of the deferred tax asset for an NOL or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, but retrospective application is permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2013-11, but does not expect the standard to have a significant impact on its financial statements.

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

Regional accounts for income taxes in accordance with Accounting Standards Circular (“ASC“) 740 “Income Taxes” (formerly SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”). ASC 740 requires the use of the asset and liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.

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

Regional accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, Regional must determine whether any amount of the tax benefit may be recognized. Second, Regional determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. Regional has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2013 and 2014.

3. Loss Per Common Unit

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Unit-Based Payment – continued

ASC 505 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the options, warrants, rights or appreciation rights is used to account for such transactions. Central recorded unit-based payment costs of zero and $47,250 for non-employees for the years ended December 31, 2013 and 2014, respectively, under the fair-value provisions of ASC 505.

The Partnership applies ASC 718 for options to purchase Common Units and/or Common Units granted to employees and directors of the General Partner. During the quarter ended March 31, 2006, Central adopted the provisions of ASC 718 for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts were not restated to reflect the provisions of ASC 718. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Central will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Central will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

As described in Note I, on May 26, 2014, the Board of Directors of the General Partner authorized a grant of an aggregate of 525,000 Common Units to members of the Board of the General Partner which resulted in the recording of unit-based compensation in the amount of $47,250 during the year ended December 31, 2014. On the same date, Central granted 1,200,000 options to purchase Common Units to various employees. The Partnership recorded $22,500 for unit-based compensation related to the options. On March 20, 2013, the Partnership agreed to issue a grant of 200,000 Common Units to an executive officer of the General Partner which fully vested upon issuance. The Partnership recorded unit-based compensation of $16,000 during the year ended December 31, 2013 in connection with this issuance under the fair-value provisions of ASC 718.

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

11. Environmental Matters

Regional is subject to various federal, state and local laws and regulations relating to the protection of the environment. Regional has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Regional accounts for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Central maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the years ended December 31, 2013 and 2014, Regional had no environmental contingencies requiring specific disclosure or the recording of a liability.

12. Segment Information

The Company reports segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company had only one operating segment (transportation and terminaling business) during the years ended December 31, 2013 and 2014. The following are amounts related to the transportation and terminaling business included in the accompanying consolidated financial statements for the years ended December 31:

	2013	2014

Revenue from external customers	$4,750,000	$5,077,000
Interest expense	$771,000	$794,000
Depreciation and amortization	$537,000	$562,000
Income tax benefit	$218,000	$458,000
Net loss	$(1,261,000)	$(410,000)
Total assets	$7,922,000	$8,584,000

13. Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of ASC 820, “Fair Value Measurements”, for financial assets and financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure about fair value measurements. ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

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

Fair Value Measurements - continued

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

14. Subsequent Events

The Company has evaluated subsequent events that occurred after December 31, 2014 through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Company’s financial statements.

15. Business Combinations

The Partnership accounts for business combinations in accordance with ASC 805, “Business Combinations”, which addresses the recognition and measurement of (i) identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquire, and (ii) goodwill acquired or gain from a bargain purchase. In addition, acquisition-related costs are accounted for as expenses in the period in which the costs are incurred and the services are received.

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

16. Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Under ASC 350, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company performs an annual impairment test for goodwill in the fourth quarter of each calendar year. No impairment charges were incurred during the years ended December 31, 2013 or 2014.

17. Concentration of Credit Risk

The balance sheet items that potentially subject Central to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Central maintains cash balances in different financial institutions. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At December 31, 2014, Central did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with Regional’s accounts receivable are mitigated by Regional’s ongoing credit evaluations of its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — LOSS PER COMMON UNIT

The following tables present reconciliations from net loss per Common Unit to net income loss per Common Unit assuming dilution:

	For the year ended December 31, 2013
	Loss (Numerator)	Units (Denominator)	Per-Unit Amount
Net loss available to the Common Units	$(510,000)
Basic EPS

Net loss available to the Common Units	$(510,000)	16,319,633	$(0.03)
Effect of Dilutive Securities
Options	-	-	-
Diluted EPS

Net loss available to the Common Units	N/A	N/A	N/A

	For the year ended December 31, 2014
	Loss (Numerator)	Units (Denominator)	Per-Unit Amount
Net loss available to the Common Units	$(278,000)
Basic EPS

Net loss available to the Common Units	$(278,000)	19,372,733	$(0.01)
Effect of Dilutive Securities
Options	-	-	-
Diluted EPS

Net loss available to the Common Units	N/A	N/A	N/A

NOTE D — 401K

Regional sponsors a defined contribution retirement plan (“401(k) Plan”) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) Plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee contributions. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional did not make any discretionary contributions for the years ended December 31, 2013 and 2014.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E — PROPERTY, PLANT AND EQUIPMENT

	December 31, 2013	December 31, 2014

Land	$512,000	$515,000
Terminal and improvements	4,955,000	5,826,000
Automotive equipment	1,297,000	1,297,000
	6,764,000	7,638,000
Less: accumulated depreciation and amortization	(3,606,000)	(4,168,000)
	$3,158,000	$3,470,000

Depreciation expense of property, plant and equipment from operations totaled $537,000 and $562,000 for the years ended December 31, 2013 and 2014, respectively.

NOTE F — DEBT OBLIGATIONS

	December 31, 2013	December 31, 2014
Long-term debt obligations were as follows:
Hopewell Note	$2,500,000	$2,500,000
RZB Note	-	-
	2,500,000	2,500,000
Less current portion	188,000	388,000
	$2,312,000	$2,112,000

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

RZB Loan - continued

which had been previously waived pursuant to the Ninth Amendment. The March 1, 2013 Demand Notice declared all Obligations (as defined in the Loan Agreement) immediately due and payable and demanded immediate payment in full of all Obligations, including fees, expenses and other costs of RZB. The March 1, 2013 Demand Notice also (1) contemplated the initiation of foreclosure proceedings in respect of the property owned by Regional and covered by that certain Mortgage, Deed of Trust and Security Agreement dated as of July 26, 2007 and (2) demanded immediate payment of all rents due upon the property pursuant to the terms of the Assignment of Leases and Rents dated July 26, 2006.  On March 20, 2013, all obligations unpaid and outstanding under the RZB Loan Agreement totaling $1,975,000 were paid in full from proceeds of the Hopewell Loan. RZB provided Regional with a payoff letter and released all of the collateral previously held as security. The interest rate related to the RZB Loan for the period January 1, 2013 through March 20, 2013 approximated 9.5%.

Hopewell Loan

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (“Hopewell Loan Agreement”) with Hopewell Investment Partners, LLC (“Hopewell”) pursuant to which Hopewell would loan Regional up to $2,500,000 (“Hopewell Loan”). Of this amount, $1,998,000 was advanced on such date and an additional $252,000 and $250,000 was advanced on March 26, 2013 and July 19, 2013, respectively. At the time the Hopewell Loan was obtained, William M. Comegys III, was a member of the Board of Directors of the General Partner, as well as the managing member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of Directors of the General Partner. The committee determined that the Hopewell Loan was on terms better than could be obtained from a third-party lender.

The principal purpose of the Hopewell Loan was to repay the entire amounts due to RZB in connection with the RZB Loan, the outstanding balance of which totaled $1,975,000 at the time of payoff, including principal, interest, legal fees and other expenses owed in connection with the RZB Loan. The remaining amounts provided under the Hopewell Loan to Regional were used for working capital.

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

The Hopewell Loan matures on March 19, 2016 and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan Regional was required to make interest payments only beginning April 2013 through December 2014 and then 14 equal monthly payments of $56,000 (principal and interest) with a balloon payment of $2.044 million due on March 19, 2016. Per the Hopewell Loan Agreement, Regional is required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to Regional, declare the Hopewell Note immediately due and payable.

In 2014 there were two amendments made to the Hopewell Loan. Both amendments were for the extension of the date for principal payments to be made, which ultimately began in January 2015. At February 28, 2015, Regional was current on all payments due and owing to Hopewell.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — DEBT OBLIGATIONS - Continued

At December 31, 2014, maturities of long-term debt were as follows:

2015	$388,000
2016	69,000
2017	2,043,000
2018	-
2019	-
Thereafter	-
$2,500,000

NOTE G — INCOME TAXES

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for Regional were as follows at:

	December 31, 2013		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Depreciation (basis difference in fixed assets)	$-	$845,000	$-	$887,000
Accrued Expenses	14,000	-	15,000	-
Net operating loss carry-forward	407,000	-	984,000	-
Other	-	-	1,000	-
	421,000	845,000	1,000,000	887,000
Less: valuation allowance	(421,000)	-	(500,000)	-
	-		-
	$0	$845,000	$500,000	$887,000

The valuation allowance increased by $79,000 for the year ended December 31, 2014.

Tax Expense for Regional, was as follows at:

	December 31, 2013	December 31, 2014
Current Tax Expense	$0	$0
Deferred Tax Benefit	(218,000)	(458,000)
Total	$(218,000)	$(458,000)

U.S. and State income taxes were entirely associated with the taxable subsidiary of the Partnership – Regional.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — INCOME TAXES - Continued

The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income in future periods. Regional has concluded that the allowable sources of taxable income do not assure the realization of 100% of the deferred tax assets. Therefore, Regional has recorded a valuation allowance in the amount of 50% of the deferred tax assets due to the uncertainty of realizing the deferred tax assets.

The tax years that remain open to examination are 2012 to 2014.

A reconciliation of the U.S. federal statutory tax rate to Central’s effective tax rate is as follows:

	December 31, 2013	December 31, 2014
Net loss before taxes	$(739,000)	$(692,000)
Financial statement income taxed at partner level	740,000	176,000
Loss from Regional	(1,479,000)	(868,000)
Income tax expense at statutory rate (34%)	(503,000)	(295,000)
NOL valuation reserve	421,000	500,000
Permanent differences and other	22,000	(35,000)
Deferred and payables reclass	(158,000)	(628,000)
Income tax benefit	$(218,000)	$(458,000)

The Partnership is taxed as a partnership under Section 701 of the Internal Revenue Code of 1986, as amended (the “Code”). All of the Partnership’s subsidiaries except for Regional are taxed at the partner level, therefore, the Partnership has no U.S. income tax expense or liability. The Partnership’s significant basis differences between the tax bases and the financial statement bases of its assets and liabilities are depreciation of fixed assets. Compensation expense may or may not be recognized for tax purposes depending on the exercise of related options prior to their expiration.

Tax Liabilities

The Partnership does not file a consolidated tax return with Regional since this wholly-owned subsidiary is a corporation subject to federal and state income taxes.

Federal Tax Liabilities

In January 2013, the Internal Revenue Service (the “IRS”) demanded the payment of $160,000 of past due income taxes for the tax year December 2011 and remaining portions due in connection with $55,000 of penalties and interest owed by Regional for the tax years ended December 2008 and December 2011. On February 18, 2013, Regional requested from the IRS an installment agreement arrangement for the payment of such past-due taxes and penalties and paid monthly installments of $5,000 until the time that the installment agreement was approved. During June 2013, Regional filed its 2012 federal income tax return and filed forms to request a refund of $160,000 of income taxes as a result of the carryback of losses incurred during the 2012 tax year which effectively eliminated the $160,000 of taxes associated with the December 31, 2011 tax return. During August 2013, the IRS confirmed to Regional that the recently filed 2012 tax return and application for refund were processed and such amounts were offset against the amounts reflected as owing to the IRS described above.

Late Filings and Delivery of Schedules K-1 to Unitholders

On June 14, 2011, the Partnership filed the previously delinquent federal partnership tax returns for the periods from January 1, 2008 through December 31, 2008 and January 1, 2009 through December 31, 2009. On June 23, 2011, the Partnership also distributed the previously delinquent Schedules K-1 for such taxable periods to its Partners. The Partnership also filed all of the previously delinquent required state partnership tax returns for the years ended December 31, 2008 and 2009 during 2011. The Code provides for penalties to be assessed against taxpayers in connection with the late filing of the federal partnership returns and the failure to furnish timely the required Schedules K-1 to investors. Similar penalties are also assessed by certain states for late filing of state partnership returns. The Code and state statutes also provide taxpayer relief in the form of reduction and/or abatement of penalties assessed for late filing of the returns under certain circumstances. The IRS previously notified the Partnership that its calculation of penalties for the delinquent 2008 and 2009 tax returns was approximately $2.5 million.

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

During November 2013, the Partnership received a notice from the IRS that indicated the Partnership was liable for penalties (“2012 IRS Penalties”) of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”) and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically. During January 2014, the Partnership submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, the Partnership received written notice from the IRS that the appeal of the late filing penalty was approved and the appeal of the failure to file the 2012 Tax Return electronically was denied. The Partnership believes that there existed reasonable cause for the Partnership’s failure to file the 2012 Tax Return electronically and, as a result, the Partnership has appealed the decision to deny. The IRS has yet to rule on the appeal. During the year ended December 31, 2013, Central accrued a reserve of $142,000 in connection with the remaining 2012 IRS Penalties.

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

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — INCOME TAXES - Continued

During May 2013, the Partnership received a notice from the State of California Franchise Tax Board (“CAFTB”) that indicated the Partnership was liable for late filing penalties of approximately $316,000 in connection with the short tax year return (“Short Tax Year Return”) filed for the period January 1, 2011 through May 26, 2011 as a result of a technical termination that occurred under Section 708(b) of the Code. The Partnership had previously been granted an extension by the IRS to file the federal Short Year Tax Return to the time that the Partnership’s 2011 federal tax return would have been due had a technical termination not occurred. The Partnership filed a request with the CAFTB to have the penalties removed based on the hardship that the IRS had considered in granting the Partnership its extension for filing the federal Short Tax Year Return. During September 2013, the Partnership received confirmation from the CAFTB that the penalties were removed.

Included in selling, general, administrative expenses and other during the year ended December 31, 2013, the Partnership recorded a net reduction of tax penalties totaling $977,000 which is comprised of $1,119,000 related to reductions of the prior accrual of penalties associated with delinquent 2008 and 2009 partnership federal and state tax returns, partially offset by the additional reserve of $142,000 in connection with the remaining outstanding 2012 IRS Penalties.

The Partnership is required to deliver Schedules K-1 for the 2014 Tax Year to its Unitholders by April 15, 2015 unless the Partnership applies for an automatic extension to September 15, 2015, which it intends to do. Regional is required to file its federal and state income tax returns for the 2014 Tax Year by March 16, 2015 unless the Partnership applies for an automatic extension to September 15, 2015, which it has done.

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

CEGP Investment

On November 26, 2013 (“Closing”), the Partnership, the General Partner and CEGP Acquisition, LLC (“CEGP”) executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents which provided for (1) the sale of a 55% interest in the General Partner to CEGP through the purchase of newly issued membership interests of the General Partner by CEGP and the issuance of 3,000,000 Common Units to CEGP, (2) the issuance of performance warrants that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after closing (“Performance Warrants ”), (3) amending and restating the Registration Rights Agreement, (4) amending and restating the Company Agreement, and (5) amending and restating the Partnership Agreement. The aggregate purchase price for the 55% membership interest in the General Partner, the issuance of the 3,000,000 Common Units and the Performance Warrants was $2,750,000 (“Purchase Price”). At the Closing, net proceeds of $2,350,000 were delivered to the General Partner and the Partnership (the Purchase Price less credits for prior payments of $400,000 made to the General Partner and the Partnership in connection with stand-still agreements in place until the execution of the PSA (“Stand-Still Payments”).

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – PARTNERS’ CAPITAL – Continued

CEGP Investment - continued

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

In addition to the conditions set forth above, the PSA provided, as a condition to closing, (a) the execution of a general release of claims in favor of the General Partner by Messrs. Imad K. Anbouba, Chief Executive Officer and President of the General Partner, and Carter R. Montgomery, Executive Vice President of Corporate Development of the General Partner, in exchange for the payment of (1) 20% of the accrued but unpaid salaries and business expenses of Messrs. Anbouba and Montgomery and (2) the severance payment of $240,000 owed to each such officer under the terms of their respective employment agreements in connection with a “change of control” event, (b) the payment to Mr. Ian T. Bothwell, Executive Vice President and Secretary of the General Partner for all accrued but unpaid salary and business expenses, as well as all accrued and unpaid office rent associated with the agreement between the General Partner and Rover Technologies, LLC, an affiliate of Mr. Bothwell, for the lease of office space in Manhattan Beach, California, where he resides, as of the date of the PSA, (c) the termination of the existing Buy-Sell Agreement between Cushing and Messrs. Anbouba and Montgomery, (d) the appointment of G. Thomas Graves III as Chairman of the Board of Directors and John L. Denman, Jr. as the Chief Executive Officer and President of the General Partner, and (e) reconstituting the Board of Directors of the General Partner to nine (9) members, five (5) of which are to be appointed by CEGP.

With the completion of the CEGP Investment, CEGP now holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.3% of the issued and outstanding Common Units of the Partnership. Prior to execution of the PSA, Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing Fund controlled the General Partner and had controlling authority over the Partnership. CEGP is a Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III. Upon completion of the CEGP Investment, Mr. Denman replaced Mr. Anbouba as CEO and President of the General Partner and Mr. Graves was appointed as the Chairman of the Board replacing Mr. Jerry V. Swank. As a result of the issuance of new membership interests in the General Partner described above, Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing Fund respective interests in the General Partner were reduced from 30.17%, 30.17% and 25.0% to 13.58%, 13.58% and 11.25%.

General Partner Capital Raise

In August 2014, the Board of Directors of the General Partner recommended a capital call of $750,000 to fund working capital needs. This recommendation was approved by the requisite percentage of members on August 7, 2014 pursuant to the terms of the General Partner’s company agreement. On September 8, 2014, the General Partners offered 15,000 membership interests at a value of $50.00 per interest to each of its members in accordance with the provisions of its company agreement. As of November 3, 2014, the offered membership interests were fully subscribed. The offer of the membership interests was made in accordance with Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. No placement agent or broker was involved in the transaction.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – PARTNERS’ CAPITAL – Continued

Common Units

The Common Units represent limited partner interests in the Partnership and 98% of its outstanding capital. The holders of Common Units (“Unitholders”) are entitled to participate in the Partnership’s distributions and exercise the rights or privileges available to limited partners under the Partnership Agreement. The Unitholders have only limited voting rights on matters affecting the Partnership. Unitholders have no right to elect the General Partner or its directors on an annual or other continuing basis. CEGP, as the “Majority Member” of the General Partner, has the right to appoint five (5) persons to serve as directors of the General Partner, including not less than two (2) persons who qualify as “independent” under the rules and regulations of the SEC. Each of Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing Fund, as the “Appointing Minority Members”, each have the right to appoint one (1) person to serve as a director of the General Partner. In addition, the Appointing Minority Members collectively have the right to appoint one (1) person to serve as a director from time to time, which person qualifies as “independent” under the rules and regulations of the SEC. Although the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to the Partnership and its Unitholders, the directors of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to the holders of the membership interests in the General Partner.

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

Private Placement of Common Units

In connection with the CEGP Investment, the Partnership sold 3,000,000 Common Units to CEGP for $280,434 in cash. In addition, under the terms of the PSA, the Partnership issued the Performance Warrants to JLD Services, Ltd. and Mr. G. Thomas Graves III, for consideration of $500.00 each (see Note I – Unit Options).

Distributions of Available Cash

The Partnership Agreement provides that all Unitholders have the right to receive distributions from the Partnership of “available cash” as defined in the Partnership Agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per Common Unit, plus any arrearages in the payment of the minimum quarterly distribution on the Common Units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter.

The Partnership has not made any distributions since August 18, 2008 for the quarter ended June 30, 2008. Since the Sale in November 2010, the members of the General Partner have held more than 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters. In December 2010, the General Partner and Limited Partners holding more than a majority of the issued and outstanding Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that the Partnership was no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment is that the Partnership was not obligated to Unitholders for unpaid minimum quarterly distributions prior to the quarter beginning October 1, 2011 and Unitholders would only be entitled to minimum quarterly distributions arising from the quarter beginning October 1, 2011 and thereafter. This amendment was incorporated into the Partnership Agreement in April 2011.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – PARTNERS’ CAPITAL – Continued

Distributions of Available Cash – continued

Based on Central’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011, until an undetermined future quarter to be established by the Board of Directors of the General Partner. The ability of the Partnership to make distributions will be impacted by many factors including the ability to stabilize operations at Regional, to successfully complete an accretive acquisition, the financing terms of debt and/or equity proceeds received to fund ongoing Company operations and/or an acquisition, and overall success of the Partnership and its operating subsidiaries. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions until such time as the Board of Directors of the General Partner reinstates the obligation to make minimum quarterly distributions. Unitholders will only be entitled to minimum quarterly distributions arising from and after the date established by the Board of Directors for making such distributions.

The Partnership does not have any available cash to resume making minimum quarterly distributions to its Partners. Furthermore, the Partnership does not foresee the ability to make quarterly distributions for the foreseeable future. The Partnership’s current cash flow will not support the minimum quarterly distribution of $0.25 per Common Unit as set forth in the Partnership Agreement. As a result, the General Partner anticipates adjusting the current minimum quarterly distribution in connection with any future acquisition of assets to more accurately reflect the cash flows of the Partnership and the additional Common Units or other securities issued in connection with such acquisition. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

Incentive Distribution Rights

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

NOTE H – PARTNERS’ CAPITAL - Continued

Incentive Distribution Rights – continued

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

NOTE I — UNIT OPTIONS

Incentive Plans

On March 9, 2005, the General Partner established the 2005 Equity Incentive Plan of Rio Vista Energy Partners L.P. (“2005 Plan”). The 2005 Plan permits the grant of options, appreciation rights, restricted common units and phantom units of Common Units of the Partnership to any person who is an employee or director of, or consultant to, the Partnership or the General Partner or any affiliate of the Partnership (the “Partnership Entities”). The plan provides anti-dilution protection as determined by the Compensation Committee for a combination, exchange or extra-ordinary distribution of Common Units, or reorganization, recapitalization or any similar event affecting the Common Units or other securities of the Partnership. There were 750,000 Common Units authorized for issuance as awards under the 2005 Plan. The 2005 Plan remains available for the grant of awards until March 9, 2015, or such earlier date as the Board of the General Partner may determine. As the result of the grant of Common Units to non-executive directors of the General Partner as described below, there are 47,310 Common Units remaining for issuance under the 2005 Plan as of December 31, 2014.

On March 26, 2014, the Board of Directors of the General Partner authorized and approved the 2014 Long-Term Incentive Plan of Central Energy Partners, LP (“2014 Plan”). The 2014 Plan permits the grant of incentive and non-incentive Common Unit Options, Common Unit Appreciation Rights, Restricted Common Unit Grants, Common Units, Common Unit Value Equivalents and Substitute Awards to employees and directors of the Partnership Entities. The Compensation Committee may grant the recipient of an award, other than a Common Unit grant, the right to receive an amount equal to the minimum quarterly distributions associated with the Common Units which are the subject of an award. All awards, except an outright grant of Common Units, are subject to forfeiture upon termination of an executive officer, employee or director for any reason unless the Compensation Committee establishes other criteria in the award grant. The 2014 Plan provides anti-dilution protection for the recipient of an award in the case of a reorganization, combination, exchange or extra-ordinary distribution of Common Units, a merger, consolidation or combination of the Partnership with another entity, or a “change of control” of the Partnership or the General Partner. The 2014 Plan remains in effect until December 31, 2023, unless sooner terminated by the Board of Directors of the General Partner in accordance with its terms. The 2014 Plan authorizes the issuance of up to 3,300,000 Common Units, subject to amendment to increase the amount of authorized Common Units. As a result of the grant of Common Units to executive officers of the General Partner, Regional, and directors of the General Partner as summarized below, there are 1,950,000 Common Units remaining for issuance under the 2014 Plan as of December 31, 2014.

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

Incentive Plans – continued

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

Award Recipient	Number of Restricted Units

John L. Denman, Jr.	500,000

G. Thomas Graves, III	300,000

Douglas W. Weir	250,000

Ian T. Bothwell	75,000

Daniel P. Matthews	75,000

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

Incentive Plans – continued

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

Options and Warrants Outstanding

A summary of the status of the Partnership’s options and warrants for the years ended December 31, 2013 and 2014, and changes during the years ending on these dates are presented below. There were no options or warrants granted during the year ended December 31, 2013, except for the Performance Warrants. There were 1,200,000 options issued in 2014 as previously described.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I — UNIT OPTIONS - Continued

Incentive Plans – continued

	2013		2014
Options	Common Units	Weighted Average Exercise Price	Common Units	Weighted Average Exercise Price
Outstanding at beginning of year	-	$-	-	$-
Granted	3,000,000	$0.09	4,200,000	$0.09
Exercised	-	-	-	-
Expired	-	-	3,000,000	$0.09
Outstanding at end of year	-	-	1,200,000	$0.09
Options exercisable at end of year	-	-	-	-

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

In connection with previous demands for indemnification by Razorback received by RVOP under the Purchase and Sale Agreement, RVOP and certain of its affiliated parties (“Seller Affiliates”) and Razorback and certain of its affiliated parties (“Buyer Affiliates”) executed a Compromise Settlement Agreement and General Release (“Settlement Agreement”) effective as of October 14, 2013. Under the terms of the Settlement Agreement, the Seller Affiliates paid $125,000 to Razorback in full satisfaction of all claims asserted by Razorback or Buyer Affiliates against RVOP or Seller Affiliates as of the date of the Settlement Agreement or any future claims that may be asserted by Razorback or any of the Buyer Affiliates against RVOP or any of the Seller’s Affiliates other than the claim asserted against Razorback by Cardenas Development Co. (“Cardenas Claim”). RVOP remains responsible for any Losses (as defined in the Settlement Agreement) resulting from the Cardenas Claim in an amount not to exceed $50,000 (“Contingent Payment”). In connection with the Settlement Agreement, each of the parties released each other from any other future claims that may arise as a result of the Purchase and Sale Agreement (except for the Contingent Payment). For the year ended December 31, 2013, RVOP recorded other income of approximately $108,000 representing the reduction of accrued reserve amounts to reflect RVOP’s maximum remaining exposure under the Settlement Agreement of $50,000.

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

On August 16, 2013, SGR filed an answer and counterclaim to the Litigation (“Counterclaim”), which denied certain claims made by Regional in the Litigation and made counter claims against Regional including, breach of contract and tortuous interference with contract. SGR was seeking actual and compensatory damages.

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

During December 2012, Regional received notification from the IRS’ appeals unit that the above matter was under review. A telephonic meeting took place in January 2013 whereby the appeals unit determined that Regional did not meet the conditions of a terminal operator which handled taxable fuels and that the matter was dismissed. During March 2013, Regional received formal notification from the IRS that the matter was dismissed with no further action required by Regional. As indicated above, should Regional’s operations in the future include activities which qualify Regional as a terminal operator which handles taxable fuels as defined in the Code, Regional would be subject to additional administrative and filing requirements, although the costs associated with compliance are not expected to be material and Regional would be subject to penalties for the failure to file timely with the IRS any future required reports or forms.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES - Continued

Leases

Penske Truck Lease

Effective January 18, 2012, Regional entered into a Vehicle Maintenance Agreement (“Maintenance Agreement”) with Penske Truck Leasing Co., L. P. (“Penske”) for the maintenance of its owned tractor and trailer fleet. The Maintenance Agreement provides for (i) fixed servicing as described in the agreement, which is basically scheduled maintenance, at the fixed monthly rate for tractors and for trailers and (ii) additional requested services, such as tire replacement, mechanical repairs, physical damage repairs, towing and roadside service and the provision of substitute vehicles, at hourly rates and discounts set forth in the agreement. Pricing for the fixed services is subject to upward adjustment for each rise of at least one percent (1%) for the Consumer Price Index for All Urban Consumers for the United States published by the United States Department of Labor. The term of the Maintenance Agreement is 84 months from the date a vehicle is placed in service and subject to the agreement. Regional is obligated to maintain liability insurance coverage on all vehicles subject to the Maintenance Agreement naming Penske as a co-insured and indemnifying Penske for any loss it or its representatives may incur in excess of the insurance coverage. Penske has the right to terminate the Maintenance Agreement for any breach by Regional upon 60 days written notice, including failure to pay timely all fees owing Penske, maintenance of Regional’s insurance obligation or any other breach of the terms of the agreement. Regional, in certain instances, continues to perform minor maintenance to its owned tractor and tanker fleet.

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

The term of the Lease Agreement is for seven years. The Leased Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the Leased Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the Leased Tractors based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five Leased Tractors as provided in the Lease Agreement due to a decline in Regional’s transportation business. . In January 2015, Regional approached Penske about terminating the lease arrangement for an additional five tractors due to a continued decline in its hauling business. Penske agreed to terminate the lease for the five tractors at a cost of $50,000 ($10,000 per tractor), which amount is being paid in three monthly installments commencing in January 2015. As a result of these partial terminations, Regional now leases 10 tractors pursuant to the Lease Agreement.

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

Other

Regional has several leases for parking and other facilities which are short-term in nature and can be terminated by the lessors or Regional upon giving 60 days’ notice of cancellation. Rent expense for all operating leases was $454,000 and $418,000 for the years ended December 31, 2013 and 2014, respectively.

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

On March 19, 2012, one of the storage tanks (“Storage Tank”) leased under the Amended Asphalt Agreement was discovered to have a leak. During April 2012, after removal of the existing product from the Storage Tank, the customer of the Storage Tank was notified by Regional that the Storage Tank was no longer available for use until necessary repairs were completed. Lost revenue with respect to the Storage Tank totaled approximately $250,000 and $0 during the years ended December 31, 2013 and 2014, respectively, bringing the total lost revenue to $475,000. The repairs to the Storage Tank were completed at a total cost of $350,000 (of which $75,000 was incurred during the year ended December 31, 2013) and the tank was placed back in service during November 2013. Regional’s insurance providers have notified Regional that the incident did not fall within insurance coverage limits.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Tank Storage and Terminal Services Agreements - continued

On October 31, 2013, Regional and a new customer entered into an agreement (“New Asphalt Agreement”) with a commencement date of December 1, 2013 or the date that Regional completes certain rail upgrades as more fully described in the New Asphalt Agreement, whichever was later. The New Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. In connection with the New Asphalt Agreement, Regional is required to fund during the first nine months of the New Asphalt Agreement up to $465,000 (which amount has been fully expended) for refurbishment of certain assets and modifications to the existing facilities to provide for greater efficiencies and extended logistical capabilities (“Regional Upgrade Commitment”). To date, Regional has installed and implemented the necessary upgrades to its terminal automation system, completed the refurbishment of the two smaller idle tanks, and completed modifications to its rail terminal to accommodate an additional five railcars. Regional is in discussions with Norfolk Southern to acquire additional land and track necessary to accommodate a further five railcars and is in discussions with the local gas supply company to finalize the design and installation of the necessary pipeline and equipment to supply natural gas to the company’s hot oil heater and steam boiler. The Regional Upgrade Commitment is insufficient to complete all of the Asphalt Upgrades. As a result, per the terms of the New Asphalt Agreement, the parties are in discussions to (a) determine if any of the Asphalt Upgrades should be modified and (b) reach mutually satisfactory arrangements for the assumption of any additional funding commitments by either party. The term of the New Asphalt Agreement is four years from the commencement date and automatically extends for additional 2-year periods unless either party provides 180 days written notice to cancel. During the term of the New Asphalt Agreement, Regional agrees to provide up to five storage tanks and certain related equipment improvements and modifications, including 10 additional rail siding slots, to the customer on an exclusive basis as well as access to Regional’s barge docking facility. The New Asphalt Agreement commenced on January 1, 2014.

On November 16, 1998, Regional renewed a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (“Fuel Oil Agreement”). The Fuel Oil Agreement provided for the pricing, terms and conditions under which Regional provided terminal facilities and services to the customers for the delivery of fuel oil. Pursuant to the Fuel Oil Agreement, Regional agreed to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. Under the terms of the Fuel Oil Agreement, the customer paid an annual tank rental plus a product transportation fee calculated on a per 100 gallon basis, each subject to annual adjustment for inflation. Regional agreed to deliver a minimum daily quantity of fuel oil on behalf of the customer. During December 2008, the customer and Regional negotiated a new Fuel Oil Agreement whereby Regional was only required to provide two storage tanks through May 2009 and one storage tank through November 30, 2011, which was subsequently extended through February 28, 2014. The Fuel Oil Agreement was not extended upon the expiration.

During May 2014, Regional entered into a services agreement with a customer with an effective date of May 22, 2014 and a termination date of November 30, 2015 (“Fuel Blend Agreement”). The Fuel Blend Agreement provided for the pricing, terms, and conditions under which Regional provided terminal facilities and services to the customer for the receipt, storage and distribution of a fuel blend oil. Pursuant to the Fuel Blend Agreement, Regional provided one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In connection with the Fuel Blend Agreement, the customer was required to provide Regional a security deposit of $320,000 of which Regional received $140,000 and Regional was granted a “possessory lien” in any existing inventory in the tank to be used to secure obligations owing to Regional, including outstanding payments owing to Regional and tank cleanup costs in connection with an event of a default. In exchange for use of Regional’s facilities and services, the customer was required to pay a base monthly fee, a minimum incremental monthly fee and to reimburse Regional for certain other terminal related costs.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS AND CONTINGENCIES – Continued

Tank Storage and Terminal Services Agreements - continued

During October 2014, Regional notified the customer that it was in default under the Fuel Blend Agreement and that it was terminating the Fuel Blend Agreement. The customer has not paid any amounts due to Regional, including base monthly fees since September 2014. The customer has also failed to remove the contents of the tank. Regional has applied the amount of the security deposit received towards outstanding amounts due from the customer. Regional is currently taking steps to sell and/or remove the inventory held on the tank in a commercially reasonable manner and will use any proceeds received from such sale/removal, if any, towards amounts due from the customer. At December 31, 2014, the financial statements do not reflect any allowance for amounts still owed by the customer in connection with the Fuel Blend Agreement, including the default, as Regional estimates that the total amounts which may be received from the sale of the inventory, if any, will be negligible. Regional is currently exploring its legal options with respect to collecting all amounts due from the customer in connection with the default.

Regional believes that it will be successful in the sale/removal of the inventory from the tank in a commercially reasonable manner and as a result has not reserved any amounts at December 31, 2014 associated with disposal of the inventory. Regional is in discussion with several customers to lease the tank once the product in the tank has been removed.

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

During November 2013, Regional entered into a services agreement with a customer with an effective date of November 1, 2013 and a termination date of April 30, 2014 (“Second Asphalt Additive Agreement”). The Second Asphalt Additive Agreement automatically renews for 90 days unless either party provides 60 days written notice to terminate prior to expiration, which is still in effect as of December 31, 2014. The Second Asphalt Additive Agreement provides for the pricing, terms, and conditions under which Regional will provide terminal facilities and services to the customer for the receipt, storage and distribution of an asphalt additive. Pursuant to the agreement, Regional agrees to provide one storage tank, certain related pipelines and equipment, necessary tractor tankers, as well as access to Regional’s barge docking and rail facilities. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount, plus loading and unloading fees. In connection with the Second Asphalt Additive Agreement, Regional has the right of first refusal to provide trucking services to the customer, provided Regional’s rates are competitive.

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

Payment of Compensation

Central has looked at several different financing scenarios to date, each involving the acquisition of additional assets, to meet its future capital needs. None of these acquisitions has been successfully completed. Management continues to seek acquisition opportunities for Central to expand its assets and generate additional cash from operations.

Partnership Tax Treatment

The Partnership is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Regional is a state law corporation and as such is subject to U.S. federal and state corporate income tax. Each Unitholder of the Partnership is required to take into account that Unitholder’s share of items of income, gain, loss and deduction of the Partnership in computing that Unitholder’s federal income tax liability, even if no cash distributions are made to the Unitholder by Partnership. Distributions by Partnership to a Unitholder are generally not taxable unless the amount of cash distributed is in excess of the Unitholder’s adjusted basis in Partnership.

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

Section 7704 of the Internal Revenue Code (“Code”) provides that publicly traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income”. For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines and ships) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”. Non-qualifying income which is held and taxed through a taxable entity (such as Regional), is excluded from the calculation in determining whether the publicly traded partnership meets the qualifying income test. The Partnership estimates that more than 90% of its gross income (excluding Regional) was “qualifying income.”

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

Partnership Tax Treatment – continued

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

Advances from General Partner

In August 2014, the Board of Directors of the General Partner recommended a capital call of $750,000 to fund working capital needs. This recommendation was approved by the requisite percentage of members on August 7, 2014 pursuant to the terms of the General Partner’s company agreement. On September 8, 2014, the General Partners offered 15,000 membership interests at a value of $50.00 per interest to each of its members in accordance with the provisions of its company agreement. As of November 3, 2014, the offered membership interests were fully subscribed. The offer of the membership interests was made in accordance with Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. No placement agent or broker was involved in the transaction.

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012, and amended during March 2014 and November 2014. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $5,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at 10% per annum. At December 31, 2014, the total amount owed to the General Partner by the Partnership, including accrued interest, was $4,615,000.

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at December 31, 2014 is $4,359,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K — RELATED PARTY TRANSACTIONS – Continued

Intercompany Loans and Receivables

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the years ended December 31, 2013 and 2014, Regional recorded allocable expenses of $287,000 and $211,000, respectively.

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At December 31, 2014, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $3,141,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Reimbursement Agreements

Effective November 17, 2010, the Partnership moved its principal executive offices to Dallas, Texas. Pursuant to a month-to-month Reimbursement Agreement, from November 2010 through December 2013, the Partnership reimbursed AirNow Compression Systems, LTD (“Airnow”), an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President until November 2013 for the monthly payment of allocable “overhead costs,” which included rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by C Thomas Graves III, the Chairman of the Board of the General Partner. As a result, the Reimbursement Agreement with Airnow was terminated and the Partnership entered into a new reimbursement agreement with Katy on a month to month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President and Secretary, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of the date of the CEGP Investment.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — REGISTRATION RIGHTS AGREEMENTS

Effective as of August 1, 2011, the Partnership and the limited partners of Central Energy, LP executed a Registration Rights Agreement. The Registration Rights Agreement was prepared and signed by the parties as a part of the transaction consummated on November 17, 2010 pursuant to which Central Energy, LP, an affiliate of the General Partner, acquired 12,724,019 Common Units of the Partnership. On May 26, 2011, Central Energy, LP distributed 12,724,019 Common Units to its limited partners pursuant to the terms of the Central Energy, LP partnership agreement. As a result, Central Energy, LP no longer holds any Common Units of the Partnership. The limited partners of Central Energy, LP, which are also the members of the General Partner, are referred to herein as the “Purchasers.” The Registration Rights Agreement provides the Purchasers with shelf registration rights and piggyback registration rights, with certain restrictions, with respect to the Common Units held by them (“Registrable Securities”).The Partnership is required to file a shelf registration statement with the SEC on behalf of the Purchasers as soon as practicable after April 15, 2012 and maintain an effective shelf registration statement with respect to the Registrable Securities until the earlier to occur of (1) all securities registered under the shelf registration statement have been distributed as contemplated in the shelf registration statement, (2) there are no Registrable Securities outstanding or (3) two years from the dated on which the shelf registration statement was first filed. The piggyback registration rights permit a Purchaser to elect to participate in an underwritten offering of the Partnership’s securities other than a registration statement filed in connection with the registration of the Partnership’s securities relating solely to (1) employee benefit plans or (2) a Rule 145 transaction. The amount of Registrable Securities that the Purchasers can offer for sale in a piggyback registration is subject to certain restrictions as set forth in the Registration Rights Agreement.

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

NOTE L — REGISTRATION RIGHTS AGREEMENTS – Continued

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

NOTE M — REALIZATION OF ASSETS

The audited consolidated balance sheets of Central have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Central as a going concern. However, currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $288,000 at March 15, 2015) are intended to be used to fund the Partnership’s ongoing working capital requirements, including necessary funding of working capital for Regional. In connection with the Hopewell Note, Regional is currently required to make equal monthly payments of $56,000 (principal and interest) each month starting January 2015 until March 2016 at which time a balloon payment of $2,044,000 will be due. Regional also is required to make minimum monthly payments under the Penske Lease Agreement of approximately $30,000 until May 2019. Payments under the Hopewell Note and the Penske Lease Agreement could be accelerated in the event of a default. The amount of penalties related to the remaining 2012 Tax Return are $142,000 and will be required to be paid if the Partnership’s appeal is unsuccessful. Since the closing of the CEGP Investment, Messrs. Denman, Graves and Weir have agreed to forego receipt of any compensation as a result of concerns over the Partnership’s and the General Partner’s available cash resources. In addition, during December 2013, the President of Regional agreed to have a portion of his annual salary paid on each anniversary of his employment agreement.

All of Central’s assets are pledged as collateral for the Hopewell Loan, and therefore, Central is unable to obtain additional financing collateralized by those assets without repayment of the Hopewell Loan. In addition, the Partnership has obligations under existing registration rights agreements. These rights may be a deterrent to any future equity financings.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the expected increase in revenues from recent contracts entered into by Regional, including the New Asphalt Agreement are realized as currently projected, (2) Regional does not experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers and/or disruptions resulting from the performance of maintenance, improvements or repairs on its facilities, (3) Regional’s hauling revenues remain at current levels, (4) obligations to the Partnership’s or Regional’s creditors are not accelerated, (5) there is adequate funding available to Regional to complete required maintenance, improvements and repairs to its facilities, (6) the Partnership’s and Regional’s operating expenses remain at current levels, (7) Regional obtains additional working capital to meet its contractual commitments through future advances by the Partnership or a refinancing of the Hopewell Loan, and/or (8) the Partnership is able to receive future distributions from Regional or future advances from the General Partner in amounts necessary to fund working capital until an acquisition or other financing transaction is completed by the Partnership.

CENTRAL ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M — REALIZATION OF ASSETS - Continued

There is no assurance that the Partnership and/or Regional will be able to complete an accretive acquisition transaction or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Partnership’s ability to pursue additional acquisition transactions will be adversely impacted. As of March 15, 2015, Central had only $288,000 of available cash to meet its capital needs. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot otherwise be raised, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our General Partner’s management, including our General Partner’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on its assessment and those criteria, management concluded that Central’s disclosure controls and procedures were not effective as of December 31, 2014.

Internal Control Over Financial Reporting

Our General Partner’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2014. The lack of sufficient personnel, the inability to complete an acquisition since 2008 and the continued financial difficulties encountered by Central was and continues to be the major reason that Central has been unable to comply with the reporting requirements of the Exchange Act and related regulations promulgated by the SEC as they relate to the disclosures of financial information and now continues to be an ongoing risk of maintaining compliance in the near future.

During the years ended 2012, 2013 and 2014, the General Partner’s accounting department was comprised only of the chief financial officer while it sought to identify an acquisition opportunity that might include an accounting function to bolster the General Partner’s and Regional’s accounting capabilities. This has not occurred. As a result, the lack of sufficient personnel continues to be an issue with respect to establishing the desired internal control over financial reporting and accounting. The General Partner does not expect to be able to take the steps necessary to improve its internal control over financial reporting given its current financial condition absent the acquisition of a company with the necessary accounting functions and personnel to resolve its dilemma. During June 2012 through December 2012, Regional’s controller was required to take several medical leave of absences and ultimately resigned during April 2013. Regional’s assistant controller who was recently hired in January 2013, has assumed the accounting role. During the year ended December 31, 2014, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2014.

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

Directors of the General Partner

Prior to closing the CEGP Investment, the Board of Directors of the General Partner (the “Board”), was composed of seven individuals – Imad K. Anbouba, Carter R. Montgomery, Jerry V. Swank, Daniel L. Spears, David M. Laney, Michael T. Wilhite and William M. Comegys III. Messrs. Comegys, Laney and Wilhite were each deemed “independent” directors, as determined by Rule 10a-3 of the Exchange Act.

In connection with the CEGP Investment, the Company Agreement of the General Partner was amended to incorporate certain amendments, including changes to the constitution of and appointment of persons to the Board. Under the terms of the revised Company Agreement of the General Partner (the “GP Agreement”), CEGP, as the “Majority Member” of the General Partner, has the right to appoint five (5) persons to serve as directors of the General Partner, including not less than two (2) persons who qualify as “independent” under the rules and regulations of the SEC. Each of Messrs. Imad K. Anbouba and Carter R. Montgomery and the Cushing Fund, as the “Appointing Minority Members”, have the right to appoint one (1) person to serve as a director of the General Partner. In addition, the Appointing Minority Members collectively have the right to appoint one (1) person to serve as a director of the General Partner, which person qualifies as “independent” under the rules and regulations of the SEC. Each person appointed to serve as a director serves at the pleasure of the appointing member or members of the General Partner or until he or she earlier resigns as a director. Each director can be removed, with or without cause, by the appointing member or members. This method of appointing directors can only be changed by amending the GP Agreement, which requires the approval of members holding 80% of the issued and outstanding membership interests of the General Partner.

On November 26, 2013, the Members of the General Partner, having the authority to appoint members to its Board pursuant to the terms of the revised GP Agreement, voted by written consent to appoint the following persons to the Board of the General Partner: G. Thomas Graves III, John L. Denman, Jr., David M. Laney, Alexander C. Chae, Alan D. Bell, Imad K. Anbouba, Carter R. Montgomery, Daniel L. Spears, and Michael T. Wilhite, Jr. Each of Messrs. Bell, Chae, Laney, Denman and Graves were appointed by CEGP as the Majority Member of the General Partner. Messrs. Anbouba, Montgomery, Spears and Wilhite were appointed by the Appointing Minority Members. There are no other agreements between the directors and General Partner or the Partnership regarding their service as directors of the General Partner.

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

At its quarterly meeting held on November 11, 2014, the Board of Directors of the General Partner reconstituted its Audit Committee and its Compensation Committee. Mr. Robert H. Lutz agreed to serve on the Audit Committee to replace Mr. William M. Comegys III, who agreed to serve as Chairman and a member of the Compensation Committee. The Board has determined that each of Messrs. Lutz and Comegys are “independent” directors and each meet the respective requirements of Section 10A(3) and Section 10C of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder and is qualified to act in their respective positions. As a result of these actions, the members of the Audit Committee include Messrs. Alan D. Bell (Chairman), Robert H. Lutz and Michael T. Wilhite. The members of the Compensation Committee are Messrs. Alan D. Bell, William M. Comegys III (Chairman), Daniel L Spears and Michael T. Wilhite, Jr.

The following table shows information for the current members of the Board of Directors of the General Partner.

Name of Director	Age	Position with the General Partner	Director Since

Imad K. Anbouba	60	Director	2010

Alan D. Bell	69	Director (1)(2)(3)	2013

Alexander C. Chae	53	Director (3)	2013

William M. Comegys, III	65	Director(2)	2014

John L. Denman, Jr.	54	Director and Chief Executive Officer and President(4)	2013

G. Thomas Graves III	65	Chairman of the Board of Directors	2013

Robert H. Lutz	63	Director(1)	2014

Daniel L. Spears	42	Director (2)	2011

Michael T. Wilhite, Jr.	44	Director (1)(2)(3)	2011

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Conflicts Committee
(4)	Ex-officio member of the Compensation and Conflicts Committees.

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

Alan D. Bell was employed by Ernst & Young LLP from 1973 to his retirement in 2006. He has served on the Board of Directors of Approach Resources, Inc., a publicly-traded energy company based in Fort Worth, Texas, since August 2010 and Jones Energy, Inc., a publicly-traded oil and gas company based in Austin, Texas, since July 2013. He serves as Chairman of the Audit Committee of the Board of Directors of each of these companies. He previously served on the Board of Directors of Dune Energy, Inc. from May 2007 to January 2012 and Toreador Resources Corporation from August 2006 to June 2009. Mr. Bell graduated from the Colorado School of Mines with a degree in Petroleum Engineering and from Tulane University with a Master of Business Administration degree. Mr. Bell is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants, the National Association of Corporate Directors, the Institute of Certified Management Accountants, the Association of Certified Fraud Examiners and the Society of Petroleum Engineers. Mr. Bell was appointed to the Board due to his experience as a partner in an independent public accounting firm and service as a director of several public companies.

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

Robert H. Lutz has served as President of the general partner of Buffalo Oil and Gas, LP, a privately-held oil and gas company, for five years. In addition, Mr. Lutz is an investor in a variety of privately-held businesses in a number of industries, including oil and gas exploration, electric power generation, manufacturing, distribution, and real estate development. Mr. Lutz received his Bachelor of Business Administration and Master of Business Administration from New Mexico State University. Mr. Lutz was appointed to the Board due to his considerable experience in managing and operating businesses in the oil and gas exploration and electric power generation industries.

Daniel L. Spears has served as a partner and portfolio manager at Swank Capital since 2006. Prior to that he was an investment banker in the Natural Resources Group at Banc of America Securities LLC for eight years and before that was in the Global Energy and Power Investment Banking Group at Salomon Smith Barney. Mr. Spears currently serves as independent Chairman of Emerald Oil, Inc. where he serves on the Audit and Compensation Committees and as the Chairman of the Nomination Committee. Mr. Spears received his Bachelor of Science degree in Economics from The Wharton School of the University of Pennsylvania. Mr. Spears was appointed to the Board due to his experience in the financial aspects of funding and analyzing master limited partnerships and in various oil and gas industry sectors.

Michael T. Wilhite, Jr. has served on the Board of Directors of Mustang Drilling, Inc., a private oil and gas exploration company since 1996. During that time he has overseen all accounting, finance and tax matters for the company. During the last six years he has also been responsible for all legal matters related to the company. He received his undergraduate degree in accounting and a Masters in Finance from Baylor University and his legal degree from Texas Wesleyan School of Law. Mr. Wilhite was appointed to the Board due to his accounting experience and his operating experience in companies in the oil and gas industry.

There are no family relationships between any director or officer of the General Partner and any other director or officer of the General Partner.

Information Regarding the Board of Directors

The business of the Partnership is managed under the direction of the Board of our General Partner. The Board currently consists of nine members. The Board conducts its business through meetings of the Board and its committees. During 2014, the Board held four meetings. Mr. Spears attended 50% of the meetings of the Board. No other member of the Board attended less than 75% of the meetings of the Board and each committee of the Board of Directors of which he was a member during 2014.

Communication with the Board of Directors

Unitholders and other interested parties may communicate with the Board of the General Partner by sending written communication in an envelope addressed to “Board of Directors” in care of the Chairman of the Board, Central Energy Partners LP, 4809 Cole Avenue, Suite 108, Dallas, Texas 75205.

Audit Committee

The GP Agreement provides for an audit committee (the “Audit Committee”) which is responsible for: (1) approving or disapproving, as the case may be, any matters regarding the business and affairs of the Company and the Partnership related to accounting matters as directed by the charter of the Audit Committee; (2) assisting the Board in monitoring (I) the integrity of the Partnership’s financial statements, (II) the qualifications and independence of the Partnership’s independent accountants, (III) retaining the Partnership’s and General Partner’s independent accountants and other financial advisors as it may deem necessary from time to time, (IV) the performance of the Partnership’s and the General Partner’s internal audit functions and the independent accountants, and (V) the Partnership’s and General Partner’s compliance with legal and regulatory requirements imposed as a result of the Partnership being registered under Section 12(g) of the Exchange Act; and (3) performing such other functions as the Board may assign from time to time, or as may be specified in the charter of the Audit Committee. Each director serving on the Audit Committee must be “independent” as defined in Section 10A(3) of the Exchange Act.

On June 29, 2011, Messrs. Comegys, Laney and Wilhite were appointed to serve on the Audit Committee of the Board of Directors. Mr. Wilhite was appointed to serve as the Chairman of the Committee. Subsequent to the CEGP Investment, Messrs. Bell, Lutz and Wilhite were appointed to serve on the Audit Committee with Mr. Bell elected to serve as Chairman of the committee. The Board of Directors has determined that each of Messrs. Bell, Lutz and Wilhite meet the Audit Committee independence requirements under the rules and regulations of the SEC. The Board of Directors has also determined that Messrs. Bell and Wilhite meet the definition of an “audit committee financial expert” as defined in the rules and regulations of the SEC.

In 2014, the Audit Committee met four times. The primary activity of the Audit Committee at these meetings was to review and approve the annual and quarterly financial statements prepared by the General Partner on behalf of the Partnership and review the Partnership’s Reports on Forms 10-Q for the quarterly periods ended March 31, 2014, June 30, 2014, and September 30, 2014 and approve the annual financial statements prepared by the General Partner on behalf of the Partnership and review the Partnership’s Report on Form 10-K for the annual period ended December 31, 2013. In addition, the committee conducted a review of the audit service needs of the Partnership and the General Partner, and made the decision to retain the services of Montgomery Coscia Greilich LLP for the fiscal year 2014.

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

On June 29, 2011, the Board of the General Partner appointed Messrs. Comegys, Laney and Wilhite to serve on the Compensation Committee. Mr. Laney was appointed to serve as the Chairman of the Compensation Committee. Subsequent to the CEGP Investment, Messrs. Laney, Spears and Wilhite were appointed to serve on the Compensation Committee. Mr. Denman was also appointed as an ex-officio member of the committee. Mr. Laney was elected to continue as the Chairman of the committee. Mr. Laney resigned his position as a member and Chairman of the Compensation Committee effective January 17, 2014. At a meeting of the Board held on March 26, 2014, Mr. G. Thomas Graves was appointed to replace Mr. Laney as a member and as Chairman of the Compensation Committee and Mr. Bell was appointed to serve on the committee. On November 11, 2014 Mr. William M. Comegys III was appointed to serve as Chairman as a replacement for Mr. Graves. Mr. Wilhite and Mr. Bell are “independent” within the meaning of Rule10C-1 promulgated by the SEC under the Exchange Act. Neither Mr. Spears nor Mr. Comegys are independent within the meaning of Rule 10C-1. The rule, as promulgated, does not apply to limited partnerships.

In 2014, the Compensation Committee met three times. The purpose of the meetings was to (i) review and recommend approval of the Employment Agreement of Mr. Ian Bothwell, the Executive Vice President and Secretary of the General Partner and an amendment to such Employment Agreement and (ii) evaluate and make recommendations to the Board of Directors with respect to incentive compensation to members of the Board of Directors and executive officers of the General Partner. Please see ‘Item 13 – Certain Relationships and Related Transactions, and Director Independence – Employment Agreements – Mr. Ian K. Bothwell” for additional details regarding Mr. Bothwell’s Employment Agreement as amended. Please see “Item 11. Executive Compensation – Compensation of Members of the Board and Executive Officers” and “ – Securities Authorized for Issuance under Executive Compensation Plans” below for additional information regarding incentive compensation granted to members of the Board of Directors of the General Partner and its executive officers.

The second meeting was to review and propose as the “2014 Long-Term Incentive Plan of Central Energy Partners LP” (the “2014 Plan”) for the purpose of providing long-term incentive compensation to the executive officers, employees and directors of the Company since the existing equity incentive plan is to expire in 2015 and the number of Common Units available under such plan is limited. For more information see ‘Note I – Unit Options’.

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

The Conflicts Committee met two times in 2014. The purpose of the meetings was to evaluate the terms and conditions of a proposed purchase of assets under contract with an Affiliate of Messrs. Laney and Montgomery. The committee approved the execution of a letter of intent with such affiliated entity, subject to certain modifications of the terms of the letter of intent intended to reduce the possible conflicts between the Partnership and the affiliated entity.

The written charter of the Conflicts Committee and its responsibilities are set forth in Section 6.2(f)(iii)(A) of the GP Agreement, a copy of which is available on the Partnership’s website at www.centralenergylp.com.

Executive Officers of the General Partner

The names of the General Partners’ executive officers at December 31, 2014, and certain information about each of them are set forth below.

Name of Executive Officer	Age	Position with the General Partner or Regional	Officer Since

John L. Denman, Jr.	54	Chief Executive Officer and President	Since 11/26/2013

Ian T. Bothwell	55	Executive Vice President and Secretary President of Regional Enterprises, Inc.	Since 11/17/2010

Douglas W. Weir	57	Chief Financial Officer	Since 12/19/2013

Daniel P. Matthews	54	Vice President and General Manager of Regional	Since 07/27/2007

For biographical information of Messrs. Denman, please see “Directors of the General Partner” above.

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

Douglas W. Weir was elected Senior Vice President of the General Partner on December 19, 2013 and was named as Chief Financial Officer on May 1, 2014. Mr. Weir served as a Property Accountant for Texas Oil and Gas Corporation from 1980 to 1983 and as the Controller of Berea Oil and Gas Corp. from 1986 to 1990. From 1991 to June 2007, he served as Senior Vice President, CFO and Treasurer of Toreador Resources Corporation, a publicly-traded oil and gas exploration company. From July 2007 to the present, he has served as the Chief Financial Officer and Principal of Katy Resources, LLC, a Dallas, Texas based private oil and gas company. He holds a Bachelor in Business Administration degree in Accounting from the University of Texas, Arlington and is a Certified Public Accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the General Partner’s directors and executive officers, and persons who own more than 10% of a registered class of the Partnership’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 filed with the SEC, the Partnership is aware that Mr. Ian Bothwell, Executive Vice President and Secretary of the General Partner failed to timely report the purchase of Common Units acquired on each of November 19, 2013, November 20, 2013 and January 15, 2014. A Form 4 reporting each of these purchases was filed with the SEC on March 10, 2014.

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

Compensation of Members of the Board and Executive Officers

Each member of the Board of the General Partner has agreed to serve without cash remuneration. On December 19, 2013 March 26, 2014, the Board authorized the issuance of 75,000 Common Units to each of Messrs. Bell, Wilhite, Chae, Comegys and Lutz pursuant to the terms of the 2005 Equity Incentive Plan of the Partnership as compensation for their service on the Board. The grant of Common Units was effective on May 26, 2014.

The following table below sets forth a summary of compensation paid to each of the named executive officers of the General Partner for the last two fiscal years ended December 31, 2014. Each of Messrs. Denman, Graves and Weir have waived any payment of cash compensation until such time as Central has sufficient cash flow to make such payments.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)	All Other Consideration ($)		Total Actually Received ($)

Imad K. Anbouba	2013	72,330	(1)							101,993	(4)	274,323
CEO & President	2014	-0-								-0-		-0-

G. Thomas Graves	2013	-0-										-0-
Chairman of the Board		-0-					5,512	(5)				-0-

John L. Denman, Jr. –	2013	-0-										-0-
CEO & President	2014	-0-					9,188	(5)				-0-

Carter R. Montgomery	2013	72,330	(1)							87,745	(4)	260,075
EVP – Corporate Development	2014	-0-								-0-		-0-

Ian T. Bothwell -	2013	275,000	(2)		16,000	(3)				40,769	(2)	437,094
EVP, CFO & Secretary	2014	275,000	(2)				1,378	(5)				206,250

Douglas W. Weir –	2013	-0-										-0-
Senior Vice President	2014	-0-					4,594	(5)				-0-

Daniel P. Matthews -	2013	150,200										150,200
VP of Regional	2014	150,200					1,378	(5)				150,200

(1)	On May 9, 2012, Mr. Anbouba was appointed Chief Executive Officer and President of the General Partner, and Mr. Montgomery was appointed Executive Vice President – Corporate Development. Effective November 1, 2011, each of Messrs. Anbouba and Montgomery agreed to waive the payment of any salary until such time as the financial performance of Central was sufficient to make such payments. In connection with the CEGP Investment, each of Messrs. Anbouba and Montgomery resigned as officers of the Company effective November 26, 2013.

(2)	Effective January 1, 2012, Mr. Bothwell agreed to defer receiving any compensation until such time as the financial performance of Central was sufficient to make such payments. Beginning June 2012, Mr. Bothwell began receiving a portion of his ongoing salary. In connection with the CEGP Investment, Mr. Bothwell received a payment of $216,123, representing all accrued and unpaid salary owing through October 2013. In addition, Mr. Bothwell’s employment agreement provides for (i) the payment of $40,769 in connection with interest owed for past due advances made to Regional by Executive to cover operating expenses, payable on December 14, 2014, and (ii) the deferral of 25% of Mr. Bothwell’s salary beginning November 2013, which amount is payable on each anniversary date of the employment agreement in the form of a “bonus.”

(3)	Mr. Bothwell received a grant of 200,000 Common Units during 2013 pursuant to the terms of Mr. Bothwell’s employment agreement. The closing price of the Common Units on the date of the grant was $0.08 per Common Unit.

(4)	Represents the net additional payment made to each person at the closing of the CEGP Investment. The payment represents the portion of all accrued and unpaid salary and a severance payment made pursuant to the terms of such person’s employment agreement in the event of a change in control of the Partnership. These payments were made in satisfaction of a full release from each such person for any claims, existing or potential, against the General Partner, the Partnership, each person or entity involved in the CEGP Investment, and each of their respective representatives. The total amount of all cash compensation received by Messrs. Anbouba and Montgomery in connection with the CEGP Investment was $274,323 and $260,075, respectively.

(5)	On March 26, 2014, the Board of the General Partners approved an authorization by its Compensation Committee to grant Common Unit options under its 2014 Plan to each of its executive officers. The authorization entitles each of Messrs. Bothwell, Denman, Graves, Matthews and Weir to receive grants of non-qualified Common Unit options of 75,000, 500,000, 300,000, 75,000 and 250,000 Common Units, respectively. The options are to vest over a three-year period pro rata commencing on the first anniversary date of the effective date of the grant. Each of the Common Unit options became effective on May 26, 2014 with an exercise price of $0.09 per unit.

Securities Authorized for Issuance under Equity Compensation Plans

On March 9, 2005, the General Partner established the 2005 Equity Incentive Plan of Rio Vista Energy Partners L.P. (“2005 Plan”). The 2005 Plan permits the grant of options, appreciation rights, restricted common units and phantom units of Common Units of the Partnership to any person who is an employee or director of, or consultant to, the Partnership or the General Partner or any affiliate of the Partnership (the “Partnership Entities”). The plan provides anti-dilution protection as determined by the Compensation Committee for a combination, exchange or extra-ordinary distribution of Common Units, or reorganization, recapitalization or any similar event affecting the Common Units or other securities of the Partnership. There were 750,000 Common Units authorized for issuance as awards under the 2005 Plan. The 2005 Plan remains available for the grant of awards until March 9, 2015, or such earlier date as the Board of the General Partner may determine. As the result of the grant of Common Units to non-executive directors of the General Partner as described below, there are 47,310 Common Units remaining for issuance under the 2005 Plan as of December 31, 2014.

On March 26, 2014, the Board of Directors of the General Partner authorized and approved the 2014 Long-Term Incentive Plan of Central Energy Partners, LP (“2014 Plan”). The 2014 Plan permits the grant of incentive and non-incentive Common Unit Options, Common Unit Appreciation Rights, Restricted Common Unit Grants, Common Units, Common Unit Value Equivalents and Substitute Awards to employees and directors of the Partnership Entities. The Compensation Committee may grant the recipient of an award, other than a Common Unit grant, the right to receive an amount equal to the minimum quarterly distributions associated with the Common Units which are the subject of an award. All awards, except an outright grant of Common Units, are subject to forfeiture upon termination of an executive officer, employee or director for any reason unless the Compensation Committee establishes other criteria in the award grant. The 2014 Plan provides anti-dilution protection for the recipient of an award in the case of a reorganization, combination, exchange or extra-ordinary distribution of Common Units, a merger, consolidation or combination of the Partnership with another entity, or a “change of control” of the Partnership or the General Partner. The 2014 Plan remains in effect until December 31, 2023, unless sooner terminated by the Board of Directors of the General Partner in accordance with its terms. The 2014 Plan authorizes the issuance of up to 3,300,000 Common Units, subject to amendment to increase the amount of authorized Common Units. As a result of the grant of Common Units to executive officers of the General Partner, Regional, and directors of the General Partner as summarized below, there are 1,950,000 Common Units remaining for issuance under the 2014 Plan as of December 31, 2014.

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

The following table sets forth the number of Common Units available for issuance by the Partnership pursuant to the 2005 Plan and the 2014 Plan as of December 31, 2014, and other options and warrants and rights granted as of that date.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (per unit) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders(1)	1,200,000	(1)	$0.09	1,997,310	(2)

Total	1,200,000	(1)	$0.09	1,997,310	(2)

(1)	Represents Common Unit grants and options authorized by the Compensation Committee described under “Compensation of Members of the Board and Executive Officers” above.

(2)	Represents 47,310 Common Units available for issuance under the Partnership’s 2005 Plan and 1,950,500 Common Units available for issuance under the Partnership’s 2014 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of Partnership Common Units beneficially owned as of March 15, 2015 by each person known by the Partnership to own beneficially more than 5% of its outstanding Common Units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

The Cushing MLP Opportunity Fund I, L.P.	7,413,013	37.84%

CEGP LLC	3,000,000	15.31%

Sanctuary Capital LLC	1,017,922	5.20%

The following table sets forth the number of Common Units of the Partnership beneficially owned as of March 15, 2015, by each director of the General Partner, each named executive officer, and all directors and named executive officers as a group. The address of each person in the table below is c/o Central Energy Partners LP, 4809 Cole Avenue, Suite 108, Dallas, Texas 75205.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Imad K. Anbouba	0		0.00%

Alan D. Bell	75,000		0.38%

Ian T. Bothwell	761,440		3.89%

Alexander C. Chae	75,000		0.38%

William M. Comegys III	393,100		2.01%

John L. Denman, Jr.	3,000,000	(2)	15.31%

G. Thomas Graves, III	3,000,000	(2)	15.31%

Robert H. Lutz	75,000		0.38%

Daniel P. Matthews	0		0.00%

Daniel L. Spears(3)	7,413,013		37.84%

Douglas W. Weir	0		0.00%

Michael T. Wilhite, Jr.(4)	838,441		4.28%

All Directors and Named Executive Officers as a group (12 persons)	12,630,994		64.47%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common Units which are purchasable under options which are currently exercisable, or which will become exercisable no later than 60 days after March 15, 2014, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all Common Units shown as beneficially owned by them.

(2)	Includes 3,000,000 Common Units held by JLD Services, Ltd., a Texas limited liability company. Messrs. Denman and Graves are control persons of such entity and each may be deemed to be the beneficial owner of the Partnership’s Common Units held by such company. Messrs. Denman and Graves each disclaim beneficial ownership of such Common Units except to the extent of his pecuniary interest therein and nothing in this report shall be deemed an admission of beneficial ownership of such Common Units for purposes of Section 16 of the Exchange Act or any other purpose.

(3)	Includes 7,413,013 Common Units held by The Cushing MLP Opportunity Fund I, L.P., a Delaware limited partnership. Mr. Spears is the portfolio manager of The Cushing MLP Opportunity Fund I, L.P. and he may be deemed to be the beneficial owner of the issuer’s Common Units held by such fund. Mr. Spears disclaims beneficial ownership of such Common Units except to the extent of his pecuniary interest therein and nothing in this report shall be deemed an admission of beneficial ownership of such Common Units for purposes of Section 16 of the Exchange Act or for any other purpose.

(4)	Mr. Wilhite is Vice President and General Counsel of Mustang Drilling, Inc. and may be deemed to be the beneficial owner of the issuer’s Common Units held by such company. Mr. Wilhite disclaims beneficial ownership of such Common Units except to the extent of his pecuniary interest therein and nothing in this report shall be deemed an admission of beneficial ownership of such Common Units for purposes of Section 16 of the Exchange Act or for any other purpose.

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

In December 2010, the General Partner and Unitholders holding more than a majority in interest of the Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that the Partnership was no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment was that the Partnership was no longer obligated to Unitholders for unpaid minimum quarterly distributions prior to the quarter beginning October 1, 2011 and Unitholders would only be entitled to minimum quarterly distributions arising from the quarter beginning October 1, 2011 and thereafter. This amendment was incorporated into the Partnership Agreement in April 2011. Since the Sale, the members of the General Partner have held more than 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any Limited Partner vote on Partnership matters.

Based on Central’s expected cash flow constraints and the likelihood of a restriction on distributions as a result of anticipated acquisitions, on March 28, 2012, the General Partner and Limited Partners holding more than a majority of the issued and outstanding Common Units of the Partnership voted to amend the Partnership Agreement to change the commencement of the payment of Common Unit Arrearages from the first quarter beginning October 1, 2011, until an undetermined future quarter to be established by the Board of Directors of the General Partner. The ability of the Partnership to make distributions will be impacted by many factors including the ability to stabilize operations at Regional, to successfully complete an accretive acquisition, the financing terms of debt and/or equity proceeds received to fund ongoing Company operations and/or an acquisition and the overall success of the Partnership and its operating subsidiaries.

The Partnership currently does not have sufficient available cash to resume making any minimum quarterly distributions to its Partners. Furthermore, the Partnership does not foresee the ability to make distributions to its Partners in the near future. Currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $288,000 at March 15, 2015) are intended to be used to fund the Partnership’s ongoing working capital requirements and expenses, including the necessary funding of working capital for Regional. The use of Regional’s available cash from operations is restricted as a result of the payments required on the Hopewell Note and the Penske Lease Agreement, funding of required upgrades to its facilities, funding of other working capital deficits and the required ongoing maintenance of its facilities. The use of Regional’s remaining cash from operations, if any, to fund the Partnership’s and the General Partner’s overhead expenses is restricted as a result of the debt covenants associated with the Hopewell Loan Agreement, and the agreement to subordinate the payment of all intercompany receivables and loans to the Hopewell Note. As a result, after Partnership expenses, there is no cash available for distribution to the Partners.

In the event the Company completes an accretive acquisition, management anticipates adjusting the current minimum quarterly distribution in connection with any future acquisition of assets to more accurately reflect he cash flows of the partnership and the additional Common Units or other securities issued in connection with such acquisition. In connection with an acquisition, the General Partner will be able to better determine the future capital structure of the Partnership and the amounts of “distributable cash” that the Partnership may generate in the future. The establishment of a revised target distribution rate may be accomplished by a reverse split of the number of Partnership Common Units issued and outstanding and/or a reduction in the actual amount of the target distribution rate per Common Unit.

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

Intercompany Loans

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in connection with the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at December 31, 2014 is $4,359,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional, including the $1.0 million advanced by the Partnership to Regional in connection with the third amendment to the RZB Loan Agreement and allocations of corporate expenses, offset by actual cash payments made by Regional to the Partnership and/or RVOP. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At December 31, 2013, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $3,141,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

In September 2012, the Board of the General Partner recommended the issuance of 12,000 units representing membership interests in the General Partner (“Units”) at a price of $50.00 per Unit, to raise $600,000 to fund the working capital needs of Central. This recommendation was approved by the requisite number of members of the General Partner on September 14, 2012 pursuant to the terms of the Company Agreement of the General Partner. As of October 30, 2012, the offered Units were fully subscribed. The offer of the Units was made in accordance with Section 4(2) of the Securities Act. No placement agent or broker was involved in the transaction.

In August 2014, the Board of the General Partner recommended the issuance of 15,000 Units at a price of $50.00 per Unit to raise $750,000 to fund working capital needs. This recommendation was approved by the requisite percentage of members on August 7, 2014 pursuant to the terms of the General Partner’s company agreement. On September 8, 2014, the General Partners offered 15,000 membership interests at a value of $50.00 per interest to each of its members in accordance with the provisions of its company agreement. As of November 3, 2014, the offered membership interests were fully subscribed. The offer of the membership interests was made in accordance with Section 4(2) of the Securities Act. No placement agent or broker was involved in the transaction.

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012, and amended during March 2014 and November 2014. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $5,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at 10% per annum. At December 31, 2014, the total amount owed to the General Partner by the Partnership, including accrued interest, was $4,615,000.

Reimbursement Agreements

Effective November 17, 2010, the Partnership moved its principal executive offices to Dallas, Texas. Pursuant to a month-to-month Reimbursement Agreement, from November 2010 through December 2013, the Partnership reimbursed AirNow Compression Systems, LTD (“Airnow”), an affiliate of Imad K. Anbouba, the General Partner’s Chief Executive Officer and President until November 2013 for the monthly payment of allocable “overhead costs,” which included rent, utilities, telephones, office equipment and furnishings attributable to the space utilized by employees of the General Partner. Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by C Thomas Graves III, the Chairman of the Board of the General Partner. As a result, the Reimbursement Agreement with Airnow was terminated and the Partnership entered into a new reimbursement agreement with Katy on a month to month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President and Secretary, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of the date of the CEGP Investment.

Management Fee Paid by Regional

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable for Regional related activities. For the years ended December 31, 2013 and 2014, Regional recorded allocable expenses of $287,000 and $211,000, respectively.

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

The Hopewell Loan matures in three years and carries a fixed annual rate of interest of 12%. Under the terms of the Hopewell Loan, as amended, Regional was required to make interest payments only beginning April 2013 through December 2014 and then 14 equal monthly payments of $56,000 (principal and interest) with a balloon payment of $2.044 million due on March 19, 2016. Per the Hopewell Loan Agreement, Regional is required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to Regional, declare the Hopewell Note immediately due and payable.

In 2014 there were two amendments made to the Hopewell Loan. Both amendments were for the extension of the date for principal payments to be made, which ultimately began in January 2015. At February 28, 2015, Regional was current on all payments due and owing to Hopewell.

Item 14. Principal Accountant Fees and Services.

Central has been billed as follows for the professional services of Montgomery Coscia Greilich, LLP rendered during the year ended December 31, 2013 and 2014:

	2013	2014

Audit Fees	$129,030	$78,272
Audit — Related Fees	$-	$-
Tax Fees(1)	$99,172	$111,152
All Other Fees	$-	$15,518

(1)	Represents fees billed for tax compliance, tax advice and tax planning services.

The General Partner’s Audit Committee approves the engagement of the Central’s independent auditor to perform audit-related services. The Audit Committee does not formally approve specific amounts to be spent on non-audit related services which in the aggregate do not exceed amounts to be spent on audit-related services. In determining the reasonableness of audit fees, the Audit Committee considers historical amounts paid and the scope of services to be performed. The Audit Committee has determined that the professional services rendered by our accountants are compatible with maintaining the principal accountant’s independence. The Audit Committee gave prior approval to all audit services in 2013 and 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	Financial Statements and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Central Energy Partners LP

Report of Independent Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2013 and 2014

Consolidated Statements of Operations for each of the two years in the period ended December 31, 2014

Consolidated Statement of Partners’ Capital for each of the two years in the period ended December 31, 2014

Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2014

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

b.	Exhibits.

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.
2.1	Distribution Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and its Subsidiaries. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

2.2	Amended and Restated Purchase and Sale Agreement, dated August 15, 2006, by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on November 20, 2006, SEC File No. 000-50394).

2.3	Agreement and Plan of Merger, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., Regional Enterprises, Inc. (also known as Regional Enterprises, Inc.); the shareholders; and W. Gary Farrar, Jr. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

2.4	Articles of Merger of Regional Enterprises, Inc. and Regional Enterprises, Inc., dated July 27 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.
2.5	Asset Purchase Agreement, dated October 1, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.6	Amendment to Asset Purchase Agreement, dated November 16, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.7	Asset Purchase Agreement, dated as of October 1, 2007, by and between Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.8	Amendment to Asset Purchase Agreement, dated October 25, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.9	Second Amendment to Asset Purchase Agreement, dated November 16, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.10	Stock Purchase Agreement, dated October 2, 2007, by and between Rio Vista GO, GO LLC, Outback Production Inc., Gary Moores and Bill Wood. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.11	Amendment to Membership Interest Purchase and Sale Agreement, dated November 16, 2007, by and between Rio Vista Energy Partners L.P., Rio Vista GO LLC, Outback Production Inc., GO LLC, and Gary Moores and Bill Wood. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on November 26, 2007, SEC File No. 000-50394).

2.12	Purchase and Sale Agreement, dated December 26, 2007, by and among Rio Vista Operating Partnership L.P., Penn Octane International, LLC, TMOC Corp., TLP MEX L.L.C. and RAZORBACK L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on January 3, 2008, SEC File No. 000-50394).

2.13	Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation dated May 25, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

2.14	Third Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, effective July 21, 2010 and dated August 9, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 13, 2010, SEC File No. 000-50394.)

2.15	Fourth Amendment to Securities Purchase and Sale Agreement between Central Energy, LLC, Rio Vista Energy Partners L.P. and Penn Octane Corporation, dated November 17, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

Exhibit No.
3.1	Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed July 10, 2003. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

3.2	Amendment of Certificate of Limited Partnership of Rio Vista Energy Partners L.P., filed September 17, 2003. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

3.3	First Amended and Restated Limited Partnership Agreement of Rio Vista Energy Partners L.P., dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

3.4	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P., dated October 26, 2005. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed on November 21, 2005, SEC File No. 000-50394).

3.5	Certificate of Formation of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

3.6	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement, dated September 16, 2004. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

3.7	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC, dated October 2, 2006. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 6, 2006, SEC File No. 000-50394).

3.8	First Amendment to the Amended and Restated Limited Liability Company Agreement of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.9	Amendment to Certificate of Formation of Rio Vista GP, LLC dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.10	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.11	Amendment to Certificate of Limited Partnership of Rio Vista Energy Partners, L.P. dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

3.12	Second Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC, dated April 12, 2011. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

Exhibit No.
3.13	Second Amended and Restated Agreement of Limited partnership of Central Energy Partners LP, dated April 12, 2011. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

3.14	Amendment to Second Amended and Restated Agreement of Limited Partnership of the Partnership dated March 28, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 30, 2012, SEC File No. 000-50394.)

3.15	Third Amended and Restated Agreement of Limited Partnership of Central Energy Partners LP dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

3.16	Third Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.1	Specimen Unit Certificate for Common Units. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

4.2	Forms of Warrants to Purchase Common Units to be issued to Penn Octane warrant holders. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

4.3	Registration Rights Agreement, dated December 3, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista GP LLC, Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on December 4, 2007, SEC File No. 000-50394).

4.4	Registration Rights Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P. and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)

4.5	Registration Rights Agreement dated as of August 1, 2011 by and among Central Energy Partners LP and the limited partners of Central Energy, LP. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and filed on August 15, 2011, SEC File No. 000-50394.)

4.6	Specimen Common Unit Certificate of Central Energy Partners LP (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2012, SEC File No. 000-50394.)

4.7	Amended and Restated Registration Rights Agreement by and among Central Energy Partners LP, the Group I Investors, CEGP Acquisition, LLC, JLD Investors, Ltd, and G. Thomas Graves III, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.8	Warrant Agreement issued by Central Energy Partners LP to JLD Services, Ltd. dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

Exhibit No.
4.9	Warrant Agreement issued by Central Energy Partners LP to G. Thomas Graves III dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

10.1	Contribution, Conveyance and Assumption Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.2	Omnibus Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.3	Amendment No. 1 to Omnibus Agreement, dated September 16, 2004, by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.4	Purchase Contract, dated October 1, 2004, by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.5	Form of Unit Purchase Option between Penn Octane Corporation and Shore Capital LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.6	Form of Unit Purchase Option between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.7	Rio Vista Energy Partners L.P. Unit Option Agreement, dated July 10, 2003, granted to Shore Capital LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10, filed August 26, 2004, SEC File No. 000-50394).

10.8	Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to Rio Vista’s Registration Statement on Form 10 filed August 26, 2004, SEC File No. 000-50394).

10.9	Conveyance Agreement, dated December 31, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.10	Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC, dated September 15, 2004. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

Exhibit No.
10.11	Guaranty & Agreement, dated September 15, 2004, between Rio Vista Operating Partnership L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.12	General Security Agreement, dated September 15, 2004, between Rio Vista Energy Partners L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.13	General Security Agreement, dated September 15, 2004, between Rio Vista Operating Partnership L.P. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on November 22, 2004, SEC File No. 000-50394).

10.14*	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 12, 2005, SEC File No. 000-50394).

10.15	Promissory Note, dated August 15, 2005, between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed on August 19, 2005, SEC File No. 000-50394).

10.16	Security Agreement, dated August 15, 2005, between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed on August 19, 2005, SEC File No. 000-50394).

10.17	Amended and Restated Consulting Agreement, dated November 15, 2005, by and among Penn Octane Corporation, Rio Vista Energy Partners and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed on November 21, 2005, SEC File No. 000-50394).

10.18	Unit Purchase Option, dated February 6, 2007, between Shore Trading LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.19	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts, dated February 6, 2007, by and among Penn Octane Corporation, Rio Vista GP LLC and Shore Trading LLC. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.20	Consulting Agreement entered into on March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation and Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.21	Letter Agreement, dated March 5, 2007, by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

Exhibit No.
10.22*	Form of Rio Vista GP LLC Chairman Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.23*	Form of Rio Vista GP LLC Managers Services Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.24*	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.25*	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 17, 2007, SEC File No. 000-50394).

10.26	Consulting Agreement, dated November 1, 2006, by and among Penn Octane Corporation And Rio Vista Energy Partners L.P. and Ricardo Canney. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.27	Consulting Agreement, dated July 2, 2007, by and between Rio Vista Energy Partners, L.P. and CEOcast, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.28	Employment and Non-Competition Agreement, dated July 27, 2007, by and between Regional Enterprises, Inc. and W. Gary Farrar, III. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.29	Escrow Agreement, dated July 27, 2007, by and among Rio Vista Energy Partners L.P., Regional Enterprises, Inc., W. Gary Farrar, Jr., and First Capital Bank. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.30	Loan Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P., and RZB Finance LLC (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.31	Guaranty and Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.32	Guaranty and Agreement, dated July 26, 2007, by and between Penn Octane Corporation, and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

Exhibit No.
10.33	Guaranty and Agreement, dated July 26, 2007, by and between Rio Vista Operating Partnership L.P. and RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.34	$5,000,000 Promissory Note, dated July 26, 2007, issued by Rio Vista Energy Partners L.P. to RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.35	General Security Agreement, dated July 26, 2007, by and between RZB Finance LLC and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.36	Pledge Agreement, dated July 26, 2007, by and between: Rio Vista Energy Partners L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.37	First Amendment to Line Letter, dated July 26, 2007, by and between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.38	Debt Assumption Agreement, dated July 26, 2007, by and between Rio Vista Energy Partners L.P. and Regional Enterprises, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.39	$5,000,000 Debt Assumption Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.40	$2,500,000 Promissory Note, dated July 26, 2007, issued by Regional Enterprises, Inc. to Rio Vista Energy Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.41	Environmental Indemnity Agreement, dated July 26, 2007, by and between Regional Enterprises, Inc. and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.42	Reaffirmation of Security Agreements, dated July 26, 2007, by and among Rio Vista Energy Partners L.P., Penn Octane Corporation Rio Vista Operating Partnership L.P., and RZB Finance LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on August 20, 2007, SEC File No. 000-50394).

10.43	Binding Letter of Intent, dated September 12, 2007, by and between TransMontaigne Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on November 19, 2007, SEC File No. 000-50394).

Exhibit No.
10.44	Restated and Amended Promissory Note, dated September 12, 2007, by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.45	Restated and Amended Security Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.46	First Priority Equity Interest Pledge Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P., with the acknowledgment of Penn Octane de Mexico, S. de R.L. de C.V. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.47	First Priority Equity Interest Pledge Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P., with the acknowledgment of Termatsal, S. de R.L. de C.V. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.48	Assignment Agreement, dated September 12, 2007, by and among Rio Vista Operating Partnership, L.P., TransMontaigne Partners L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed on November 19, 2007, SEC File No. 000-50394).

10.49	Unit Purchase Agreement, dated November 29, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista GP LLC, Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K, filed on December 4, 2007, SEC File No. 000-50394).

10.50	Guaranty made as of November 19, 2007 by Rio Vista Eco LLC, Rio Vista GO LLC, GO LLC and MV Pipeline Company in favor of TCW Asset Management Company as administrative agent for Holders. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.51	Security Agreement dated as of November 19, 2007 by Rio Vista Penny LLC in favor of TCW Asset Management Company, as administrative agent. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.52	Assumption Agreement dated November 19, 2007 by and among GM Oil Properties, Inc., Rio Vista Penny LLC, TCW Asset Management Company, as administrative agent and the holders party to the Note Purchase Agreement. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

Exhibit No.
10.53	Rio Vista Energy Partners L.P. Common Unit Purchase Warrant issued to TCW Energy Funds X Holdings, L.P. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.54	Promissory note dated November 19, 2007 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.55	Note Purchase Agreement between Rio Vista Penny LLC, TCW Asset Management Company and TCW Energy Fund X Investors dated November 19, 2007. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 15, 2008, SEC File No. 000-50394).

10.56	First Amendment to Note Purchase Agreement dated as of September 29, 2008 by and among Rio Vista Penny LLC, TCW Asset Management Company, and the Holders party to the Original Note Purchase Agreement. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.57	Amended and Restated Management Services Agreement, dated and effective as of September 29, 2008, is made by and among Rio Vista Operating LLC, Rio Vista Energy Partners L.P., and Rio Vista Penny LLC. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.58	Promissory Note dated April 15, 2008 between Rio Vista Energy Partners L.P. and Jerome B. Richter. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed on November 17, 2008, SEC File No. 000-50394).

10.59	Amendment to Promissory Note dated June 27, 2008 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.60	Second Amendment to Promissory Note dated January 20, 2009 issued by Rio Vista to Gary Moores. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.61	Second Amendment to Loan Agreement dated as of July 2008 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.62	Third Amendment to Loan Agreement dated as of December 2008 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.63	Fourth Amendment to Loan Agreement dated as of February 28, 2009 between RZB Finance LLC and Rio Vista. . (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

Exhibit No.
10.64	Fifth Amendment to Loan Agreement dated as of March 31, 2009 between RZB Finance LLC and Rio Vista. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.65	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated December 30, 2008 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.66	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated February 28, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.67	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated March 23, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 14, 2009, SEC File No. 000-50394.)

10.68	Letter Agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated April 13, 2009 between Rio Vista Penny LLC and TCW Asset Management Company. (Incorporated by reference to Rio Vista’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 20, 2009, SEC File No. 000-50394.)

10.69	Settlement Agreement dated as of May 27, 2009 by and between Rio Vista Energy Partners L.P., Rio Vista ECO, LLC, TCW Asset Management Company, as administrative agent, and TCW Energy X Blocker, L.L.C. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 2, 2009, SEC File No. 000-50394.)

10.70	Sixth Amendment, Assumption of Obligations and Release Agreement dated as of June 12, 2009 among RZB Finance LLC, Rio Vista Energy Partners L.P. and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on June 19, 2009, SEC File No. 000-50394.)

10.71	The press release of Rio Vista Energy Partners L.P. dated November 14, 2009, announcing the delay in filing the December 31, 2009 quarterly financial statements on Form 10-Q. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on August 17, 2009, SEC File No. 000-50394.)

10.72	The press release of Rio Vista Energy Partners L.P. dated November 14, 2009, announcing its receipt of the NASDAQ Determination Letter which denied Rio Vista’s plan for regaining compliance with NASDAQ Marketplace Rule 5250(c)(1). (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on October 2, 2009, SEC File No. 000-50394.)

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

10.74	Seventh Amendment dated as of May 21, 2010 between RZB Finance LLC and Regional Enterprises Inc. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on May 28, 2010, SEC File No. 000-50394.)

10.75	Conditional Acceptance of Settlement Offer and Release dated as of November 17, 2010, by and among each of Ian T. Bothwell, Bruce I. Raben, Ricardo Rodriquez, Murray J. Feiwell, Nicholas J. Singer and Douglas L. manner, on the one hand, and Rio Vista Energy partners L.P. on the other. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.76	Mutual Release dated as of November 17, 2010 by and among Penn Octane Corporation, Rio Vista Energy Partners, L.P. and Rio Vista GP, LLC. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.77	Release dated as of November 17, 2010 by Rio Vista Energy Partners, L.P., Rio Vista GP, LLC and Central Energy, LP, and the persons identified on Schedule I attached thereto. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.78	Termination Agreement dated as of November 17, 2010 among Penn Octane Corporation, Rio Vista GP, LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on November 23, 2010, SEC File No. 000-50394.)

10.79*	Employment Agreement between Rio Vista GP, LLC and Imad K. Anbouba dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.80*	Employment Agreement between Rio Vista GP, LLC and Carter R. Montgomery dated December 28, 2010. (Incorporated by reference to Rio Vista’s Current Report on Form 8-K filed on January 4, 2011, SEC File No. 000-50394.)

10.81	Installment Agreement dated November 17, 2010 by and between Regional Enterprises, Inc. and the Internal Revenue Service. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.82	Buy-Sell Agreement dated April 13, 2011 by and among Imad K. Anbouba, Carter R. Montgomery and The Cushing MLP Opportunity Fund I, L.P. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

Exhibit No.
10.83	Reimbursement Agreement effective November 17, 2010, by and between Central Energy GP LLC and AirNow Industrial Compressions Systems, LTD. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.84	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.85*	Employment Agreement of Donald P. Matthews dated November 22, 2011. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 28, 2011, SEC File No. 000-50394.)

10.86	Form of Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.87	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.88	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

10.89	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.90	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.91	Response and Notice of Default and Reservation of Rights dated September 14, 2012 from RB International Finance (USA) LLC (“RBI”) in connection with the Loan Agreement dated as of July 26, 2007 (as amended, supplemented or otherwise modified from time to time) between Regional Enterprises, Inc. (as successor by assumption of obligations to the Partnership) and RBI. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on September 21, 2012, SEC File No. 000-50394.)

10.92	Notice of Default, Demand for Payment and Reservation of Rights dated October 4, 2012 from RB International Finance (USA) LLC (“RBI”) in connection with the Loan Agreement dated as of July 26, 2007 (as amended, supplemented or otherwise modified from time to time) between Regional Enterprises, Inc. (as successor by assumption of obligations to the Partnership) and RBI. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

Exhibit No.
10.93	Limited Waiver and Ninth Amendment dated as of November 1, 2012 between RB International Finance (USA) LLC and Regional Enterprises, Inc. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on November 30, 2012, SEC File No. 000-50394.)

10.94	Notice of Default, Demand for Payment and Reservation of Rights dated March 1, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 7, 2013, SEC File No. 000-50394.)

10.95	Term Loan and Security Agreement between Regional Enterprises, Inc., as Borrower, and Hopewell Investment Partners LLC, as Lender, dated March 20, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.96	Promissory Note dated March 20, 2013 in an amount of up to $2,500,000 issued by Regional Enterprises, Inc., as Borrower, to Hopewell Investment Partners LLC, as Lender. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.97	First Lien Mortgage, Security Agreement, Assignment of Rents, Leases and Fixture Filing by and from Regional Enterprises, Inc., as Mortgagor, to Hopewell Investment Partners LLC, as Mortgagee, dated as of March 20, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.98	Pledge Agreement dated March 20, 2013 by Central Energy Partners LP to Hopewell Investment Partners LLC. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.99	Assignment of Leases and Rents from Regional Enterprises, Inc. to Hopewell Investment Partners LLC. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.100	Environmental Certificate (With Covenants, Representations and Warranties) from Regional Enterprises, Inc. and Central Energy Partners LP to Hopewell Investment Partners LLC. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.101	Unlimited Guaranty dated March 20, 2013 from Central Energy Partners LP to Hopewell Investment Partners LLC. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.102*	Employment Contract of Ian T. Bothwell. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.103	Purchase and Sale Agreement by and among Central Energy GP LLC, Central Energy Partners LP and CEGP Acquisition, LLC, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

10.104	Reimbursement Agreement effective Decemb er 1, 2013 by and between Central Energy GP LLC and Kayt Resources, LLC. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 15, 2014, SEC File No. 000-50394.)

Exhibit No.
10.105*	First Amendment to Employment Agreement of Ian T. Bothwell effective December 19, 2013. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 15, 2014, SEC File No. 000-50394.)

10.106*	Central Energy Partners LP 2014 Incentive Compensation Plan of the Registrant. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014, SEC File No. 000-50394.)

10.107	Amended and Restated Intercompany Demand Promissory Note dated March 15, 2014. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014, SEC File No. 000-50394.)

10.108	Second Amended and Restated Intercompany Demand Promissory Note dated November 11, 2014. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 14, 2014, SEC File No. 000-50394.)

16.1	Letter of Burton McCumber & Cortez, L.L.P. regarding Change of Certifying Accountant (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 18, 2011 and the Current Report on Form 8-K/A filed on October 26, 2011, SEC File No. 000-50394).

17.1	Letter of Resignation of Jerry V. Swank as a Director and Chairman of the Board of Directors of Central Energy GP LLC. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

17.2	Letter of Resignation of William M. Comegys III as a Director, a member of the Audit Committee, Compensation Committee and Conflicts Committee and Chairman of the Conflicts Committee of the Board of Directors of Central Energy GP LLC. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

17.3	Letter of Resignation of Carter R. Montgomery as a Director of the Registrant. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014, SEC File No. 000-50394.)

17.4	Letter of Resignation of David M. Laney as a Director, a member of the Audit Committee and Compensation Committee and as Chairman of the Compensation Committee. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014, SEC File No. 000-50394.)

*	indicates management contract or compensatory plan or arrangement.

The following Exhibits are filed as part of this Report on Form 10-K:

10.109	Form of Eighth Amendment dated as of November 9, 2010 between RZB Finance LLC and Regional Enterprises Inc.

10.110	Form of Common Unit Grant Agreement for Directors issued pursuant to Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan

10.111	Form of Common Unit Grant Agreement for Directors issued pursuant to Central Energy Partners LP 2014 Long-Term Incentive Plan

10.112	Form of Restricted Common Unit Option Agreement for Officers issued pursuant to Central Energy Partners LP 2014 Long-Term Incentive Plan

21	Subsidiaries of Partnership

23.1	Consent of Montgomery Coscia Greilich, LLP

24.1	Power of Attorney

31.1	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101. INS	XBRL Instance Document

101. CAL	XBRL Taxonomy Extension Calculation Link base Document

101. DEF	XBRL Taxonomy Extension Definition Link base Document

101. LAB	XBRL Taxonomy Label Link base Document

101. PRE	XBRL Extension Presentation Link base Document

101. SCH	XBRL Taxonomy Extension Scheme Document

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

CENTRAL ENERGY PARTNERS LP

By:	CENTRAL ENERGY GP LLC
GENERAL PARTNER

March 31, 2015	By:	/s/ John L. Denman, Jr.
John L. Denman, Jr.
Chief Executive Officer and President

March 31, 2015	By:	/s/ Douglas W. Weir
Douglas W. Weir, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated. Each capacity refers to the signer’s position with Central Energy GP LLC, the General Partner of the Partnership.

Signature	Title	Date

/s/ John L. Denman, Jr.	Director and Chief Executive Officer	March 31, 2015
John L. Denman, Jr.

/s/G. Thomas Graves, III	Director and Chairman of the Board	March 31, 2015
G. Thomas Graves, III

/s/ Imad K. Anbouba	Director	March 31, 2015
Imad K. Anbouba

/s/ Alan D. Bell	Director	March 31, 2015
Alan D. Bell

/s/ Alexander C. Chae	Director	March 31, 2015
Alexander C. Chae

/s/ William M. Comegys, III	Director	March 31, 2015
William M. Comegys, III

/s/ Daniel L. Spears	Director	March 31, 2015
Daniel L. Spears

/s/ Robert H. Lutz	Director	March 31, 2015
Robert H. Lutz

/s/ Michael T. Wilhite, Jr.	Director	March 31, 2015
Michael T. Wilhite, Jr.

EXHIBIT INDEX

Exhibit No.

10.109	Form of Eighth Amendment dated as of November 9, 2010 between RZB Finance LLC and Regional Enterprises Inc.

10.110	Form of Common Unit Grant Agreement for Directors issued pursuant to Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan

10.111	Form of Common Unit Grant Agreement for Directors issued pursuant to Central Energy Partners LP 2014 Long-Term Incentive Plan

10.112	Form of Restricted Common Unit Option Agreement for Officers issued pursuant to Central Energy Partners LP 2014 Long-Term Incentive Plan

21	Subsidiaries of the Partnership

23.1	Consent of Montgomery Coscia Greilich, LLP

24.1	Power of Attorney

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101. INS	XBRL Instance Document

101. CAL	XBRL Taxonomy Extension Calculation Link base Document

101. DEF	XBRL Taxonomy Extension Definition Link base Document

101. LAB	XBRL Taxonomy Label Link base Document

101. PRE	XBRL Extension Presentation Link base Document

101. SCH	XBRL Taxonomy Extension Scheme Document

