Form 10-Q
period 2015-03-31
CENTRAL ENERGY PARTNERS LP
filed 2015-05-15
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

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

The number of common units outstanding on May 9, 2015 was 19,591,482.

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

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Partnership’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated by reference.

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

Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC,

General Partner of Central Energy Partners LP and Unitholders Of Central Energy Partners LP

We have reviewed the unaudited consolidated balance sheet of Central Energy Partners LP and Subsidiaries (“Central”) as of March 31, 2015, the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2014 and 2015 and the unaudited consolidated statement of partners’ deficit for the three months ended March 31, 2015. These interim unaudited consolidated financial statements are the responsibility of Central’s management.

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

Plano, Texas

May 15, 2015

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	December 31,	March 31,
	2014	2015
Current Assets
Cash	$67,000	$106,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2014 and 2015)	294,000	266,000
Prepaid expenses and other current assets	324,000	347,000
Total current assets	685,000	719,000
Property, plant and equipment – net	3,470,000	3,341,000
Other assets	128,000	128,000
Goodwill	3,941,000	3,941,000
Total assets	$8,224,000	$8,129,000

LIABILITIES AND PARTNERS’ DEFICIT

	December 31, 2014	March 31, 2015
Current Liabilities
Current maturities of long-term debt	$388,000	$2,439,000
Accounts payable	645,000	879,000
Taxes payable	7,000	-
Unearned revenue	40,000	41,000
Accrued liabilities	571,000	655,000
Total current liabilities	1,651,000	4,014,000

Long-term debt obligations	2,112,000	-
Due to General Partner	4,615,000	4,922,000
Deferred income taxes	387,000	387,000

Commitments and contingencies	-	-

Partners’ deficit
Common units	(528,000)	(1,168,000)
General Partner’s deficit	(13,000)	(26,000)
Total partners’ deficit	(541,000)	(1,194,000)
Total liabilities and partners’ deficit	$8,224,000	$8,129,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Revenues	$1,297,000	$909,000
Cost of goods sold	1,007,000	984,000
Gross profit (loss)	290,000	(75,000)
Selling, general and administrative expenses and other
Legal and professional fees	133,000	62,000
Salaries and payroll related expenses	154,000	169,000
Other	215,000	161,000
	502,000	392,000
Operating loss from continuing operations	(212,000)	(467,000)
Other income (expense)
Interest expense, net	(100,000)	(195,000)
Loss before taxes	(312,000)	(662,000)

Income taxes	-	-
Net loss	$(312,000)	$(662,000)

Net loss allocable to the partners	(312,000)	(662,000)
Less General Partner’s interest in net loss	(6,000)	(13,000)
Net loss allocable to the common units	(306,000)	(649,000)

Net loss per common unit	$(0.02)	$(0.03)

Weighted average common units outstanding	19,066,4822	19,591,482

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(Unaudited)

	Common Units		General	Total Partners’
	Units	Amount	Partner	Deficit

Balance as of December 31, 2014	19,591,482	$(528,000)	$(13,000)	$(541,000)

Issuance of Common Unit Options		9,000		9,000

Net loss	-	(649,000)	(13,000)	(662,000)

Balance as of March 31, 2015	19,591,482	$(1,168,000)	$(26,000)	$(1,194,000)

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net loss	$(312,000)	$(662,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	137,000	151,000
Unit based compensation	-	9,000
Changes in current assets and liabilities:
Trade accounts receivable	(133,000)	28,000
Prepaid and other current assets	(105,000)	(24,000)
Trade accounts payable	168,000	234,000
Unearned revenue	(132,000)	2,000
Accrued liabilities and other	73,000	78,000
U.S. and foreign taxes payable	-	-
Net cash used in operating activities	(304,000)	(184,000)

Cash flows from investing activities:
Capital expenditures	(235,000)	(22,000)
Proceeds from sale of tractors	-	-
Net cash used in investing activities	(235,000)	(22,000)

Cash flows from financing activities:
Change in amounts due to General Partner, net	530,000	307,000
Payment of debt	-	(62,000)
Net cash provided by financing activities	530,000	245,000
Net (decrease) increase in cash	(9,000)	39,000
Cash at beginning of period	103,000	67,000
Cash at end of period	$94,000	$106,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$80,000	$55,000
Taxes	$14,000	$3,000

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

On November 17, 2010, the Partnership, Penn Octane Corporation (“Penn Octane”) and Central Energy, LP completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement, as amended. At closing, the Partnership sold 12,724,019 Common Units to Central Energy, LP for $3,950,000 and Penn Octane sold 100% of the limited liability company interests in the General Partner (“GP Interests”) to Central Energy, LP for $150,000 (“Sale”). As a result of the Sale, Penn Octane no longer has any interest in the General Partner or any control over the operations of the Partnership.

Effective November 26, 2013 CEGP Acquisition, LLC (“CEGP”) holds 55% of the issued and outstanding membership interests in the General Partner, and appoints five (5) of the nine (9) members of the Board of the General Partner. As a result, CEGP controls the General Partner. In addition, CEGP holds 3,000,000 Common Units, which represent 15.3% of the issued and outstanding Common Units of the Partnership. CEGP is a newly-formed Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III. Upon completion of the CEGP Investment, Mr. Denman replaced Mr. Anbouba as CEO and President of the General Partner and Mr. Graves was appointed as the Chairman of the Board replacing Mr. Jerry V. Swank.

Basis of Presentation

The accompanying consolidated financial statements include the Partnership and its only operating subsidiary, Regional. We have two other subsidiaries that have no operations – Rio Vista Operating Partnership, LP (“RVOP”) and Rio Vista Operating GP LLC. All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of March 31, 2015, the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2014 and 2015 and the unaudited consolidated statement of partners’ deficit for the three months ended March 31, 2015, have been prepared by us without audit. In our opinion, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of March 31, 2015, the unaudited consolidated results of operations and the unaudited consolidated statements of cash flows for the three months ended March 31, 2014 and 2015 and the unaudited consolidated statement of partners’ deficit for the three months ended March 31, 2015.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Environmental Obligations

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our operations, to identify potential environmental exposures, and to comply with regulatory policies and procedures. We account for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain types of environmental contingencies. For the quarters ended March 31, 2014 and 2015, we had no environmental contingencies requiring specific disclosure or the recording of a liability.

Unit Based Compensation

We may issue options, warrants, rights or appreciation rights with respect to Common Units for any Partnership purpose, including to non-employees for goods and services and to acquire or extend debt, without approval of the Limited Partners. We apply the provisions of ASC 505 to account for such transactions. ASC 505 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the options, warrants, rights or appreciation rights is used to account for such transactions. We did not record any unit-based payment costs for non-employees for the three months ended March 31, 2014 and 2015 under the fair-value provisions of ASC 505.

The Partnership applies ASC 718 for options, Common Units or other equity-based grants to our employees and directors of the General Partner. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. We recorded equity-based costs for employees and directors of zero and $9,000, respectively, during the quarters ended March 31, 2014 and 2015 under the fair value provisions of ASC718. See “Note F – Unit Options and Equity Incentive Plan – Incentive Plans” below for information regarding equity-based grant authorizations made during the quarter ended March 31, 2015, none of which have been issued.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B – PARTNERS’ DEFICIT

The number of Common Units outstanding at March 31, 2015 was 19,591,482. The Common Units represent 98% of the Partnership’s outstanding capital and 100% of the Partnership’s limited partnership interests. We are controlled by our general partner, Central Energy GP LLC, which holds the remaining 2% interest in the Partnership.

NOTE C –Loss Per Common UNIT

Losses incurred by Regional are allocated to the capital accounts of the holders of limited partnership interests (“Unitholders”) in the accompanying consolidated financial statements based on the overall Unitholder’s ownership interest in the Partnership even though such losses will not be recognized in the Unitholder’s Partnership capital accounts until the Partnership’s investment in Regional is realized. The Partnership Agreement provides that capital accounts of Unitholder’s of the Partnership cannot reflect a deficit balance, and that the General Partner shall be allocated any amount of losses not allocated to the Unitholder’s individual capital accounts.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended March 31, 2015
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(649,000)
Basic EPS
Net (loss) available to the Common Units	(649,000)	19,591,482	$(0.03)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

Allocation of Net Income

Our net loss is allocated to partners’ capital accounts in accordance with the provisions of the partnership agreement.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2014	March 31, 2015

Land	$515,000	$514,000
Terminal and improvements	5,826,000	5,848,000
Automotive equipment	1,297,000	1,297,000
	7,638,000	7,659,000
Less: accumulated depreciation and amortization	(4,168,000)	(4,318,000)
	$3,470,000	$3,341,000

Depreciation expense of property, plant and equipment totaled $137,000 and $151,000 for the three months ended March 31, 2014 and 2015, respectively.

NOTE E — DEBT OBLIGATIONS

	December 31, 2014	March 31, 2015
Long-term debt obligations were as follows:
Hopewell Note	$2,500,000	$2,439,000
	-	-
	2,500,000	2,439,000
Less current portion	2,112,000	2,439,000
	$388,000	$-

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In 2014 there were two amendments made to the Hopewell Loan. Both amendments were for the extension of the date for principal payments to be made, which ultimately began in January 2015. At April 30, 2015, Regional was current on all payments due and owing to Hopewell.

NOTE F – UNIT OPTIONS AND EQUITY INCENTIVE PLAN

Incentive Plans

On March 9, 2005, we established the 2005 Equity Incentive Plan of Rio Vista Energy Partners L.P. (“2005 Plan”). The 2005 Plan permits the grant of options, appreciation rights, restricted common units and phantom units of Common Units of the Partnership to any person who is an employee or director of, or consultant to, the Partnership or the General Partner or any affiliate of the Partnership (the “Partnership Entities”). The plan provides anti-dilution protection as determined by the Compensation Committee for a combination, exchange or extra-ordinary distribution of Common Units, or reorganization, recapitalization or any similar event affecting the Common Units or other securities of the Partnership. There were 750,000 Common Units authorized for issuance as awards under the 2005 Plan. The 2005 Plan remained available for the grant of awards until March 9, 2015.

On March 26, 2014, the Board of Directors of the General Partner authorized and approved the 2014 Long-Term Incentive Plan of Central Energy Partners, LP (“2014 Plan”). The 2014 Plan permits the grant of incentive and non-incentive Common Unit Options, Common Unit Appreciation Rights, Restricted Common Unit Grants, Common Units, Common Unit Value Equivalents and Substitute Awards to employees and directors of the Partnership Entities. The Compensation Committee may grant the recipient of an award, other than a Common Unit grant, the right to receive an amount equal to the minimum quarterly distributions associated with the Common Units which are the subject of an award. All awards, except an outright grant of Common Units, are subject to forfeiture upon termination of an executive officer, employee or director for any reason unless the Compensation Committee establishes other criteria in the award grant. The 2014 Plan provides anti-dilution protection for the recipient of an award in the case of a reorganization, combination, exchange or extra-ordinary distribution of Common Units, a merger, consolidation or combination of the Partnership with another entity, or a “change of control” of the Partnership or the General Partner. The 2014 Plan remains in effect until December 31, 2023, unless sooner terminated by the Board of Directors of the General Partner in accordance with its terms. The 2014 Plan authorizes the issuance of up to 3,300,000 Common Units, subject to amendment to increase the amount of authorized Common Units. As a result of the grant of 1,350,000 Common Units to executive officers of the General Partner, Regional, and directors of the General Partner in May 2014, there are 1,950,000 Common Units remaining for issuance under the 2014 Plan as of March 31, 2015.

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

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During April 2015, in connection with Regional’s sale of its owned tractor and trailer fleet (see Note N), Regional notified Penske that it was terminating the Maintenance Agreement with respect to the owned tractor and trailer fleet.

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

The term of the Lease Agreement is for seven years. The Leased Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the Leased Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the Leased Tractors leased based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five tractors as provided for in the Lease Agreement as a result of the decline in Regional’s transportation business. In January 2015, Regional approached Penske about terminating the lease arrangement for an additional five tractors due to a continued decline in its hauling business. Penske agreed to terminate the lease for the five tractors at a cost of approximately $30,000 ($6,000 per tractor), which amount was paid in three monthly installments commencing in January 2015. In addition, five more tractors were turned in during April 2015 at a cost of $45,000 ($9,000 per tractor), which amount is payable in three monthly installments. As a result of these partial terminations, Regional now leases 5 tractors pursuant to the Lease Agreement (see Note N). Regional is obligated to maintain liability insurance coverage on all remaining vehicles covered by the Lease Agreement on the same basis as in the Maintenance Agreement.

NOTE H – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

For the three months ended March 31, 2015, Suffolk Sales, MeadWestvaco Specialty Chemicals, Inc., and Associated Asphalt Hopewell, LLC, accounted for approximately 30%, 20% and 20% of Regional’s revenues, respectively, and approximately 20%, 49% and 1% of Regional’s accounts receivable, respectively.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. We maintain cash balances in different financial institutions. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At March 31, 2015, we did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with our accounts receivable are mitigated by our ongoing credit evaluations of its customers.

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

Advances from General Partner

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012, and amended during March 2014 and November 2014. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $5,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at 10% per annum. At March 31, 2015, the total amount owed to the General Partner by the Partnership, including accrued interest, was $4,922,000.

Intercompany Loans and Receivables

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in order to provide the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at March 31, 2015 is $4,421,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At March 31, 2015, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $3,369,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable to Regional related activities. For the three months ended March 31, 2014 and 2015, Regional recorded allocable expenses of $65,000 and $43,000, respectively.

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

Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President and the President of Regional, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs associated with this agreement as of the closing date of the CEGP Investment. For the three months ended March 31, 2014 and 2015, expenses billed in connection with the Katy and Rover agreements were $22,000 and $18,000, respectively.

NOTE K — REALIZATION OF ASSETS

Our unaudited consolidated balance sheets have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $530,000 at May 6, 2015) are intended to be used to fund the Partnership’s ongoing working capital requirements, including necessary funding of working capital for Regional. In connection with the Hopewell Note, Regional is currently required to make equal monthly payments of $56,000 (principal and interest) each month starting January 2015 until March 2016 at which time a balloon payment of $2,044,000 will be due. Payments under the Hopewell Note could be accelerated in the event of a default. The amount of penalties related to the remaining 2012 Tax Return are $142,000 and will be required to be paid if the Partnership’s appeal is unsuccessful. Since the closing of the CEGP Investment, Messrs. Denman, Graves and Weir have agreed to forego receipt of any compensation as a result of concerns over the Partnership’s and the General Partner’s available cash resources. In addition, during December 2013, the President of Regional agreed to have a portion of his annual salary paid on each anniversary of his employment agreement. All of Central’s assets are pledged as collateral for the Hopewell Loan, and therefore, Central is unable to obtain additional financing collateralized by those assets without repayment of the Hopewell Loan. In addition, the Partnership has obligations under existing registration rights agreements. These rights may be a deterrent to any future equity financings.

In March 2015, management determined that it was in the best interest of the Partnership to terminate Regional’s hauling business due to continuing losses from its operations. As a result, Regional sold all of its owned hauling equipment assets (see Note N below) and agreed to return its remaining ten leased tractors to Penske. Five tractors were returned to Penske during April 2015 at a cost of $45,000 ($9,000 per tractor), which amount is payable in three monthly installments. Regional is in discussions with the lessor of its remaining seven leased tanker trailers regarding termination of that lease.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) Regional does not continue to experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers and/or disruptions resulting from the performance of maintenance, improvements or repairs on its facilities, (2) the Partnership identifies an accretive acquisition opportunity to replace the reduced revenues of Regional, (3) obligations to the Partnership’s or Regional’s creditors are not accelerated, (4) there is adequate funding available to Regional to complete required maintenance, improvements and repairs to its facilities, (5) the Partnership’s and Regional’s operating expenses remain at current levels, (6) Regional obtains additional working capital to meet its contractual commitments through future advances by the Partnership or a refinancing of the Hopewell Loan, and/or (7) the Partnership is able to receive future distributions from Regional or future advances from the General Partner in amounts necessary to fund working capital until an acquisition or other financing transaction is completed by the Partnership.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There is no assurance that the Partnership and/or Regional will be able to complete an accretive acquisition transaction or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Partnership’s ability to pursue additional acquisition transactions will be adversely impacted. As of May 6, 2015, Central had only $530,000 of available cash to meet its capital needs. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot otherwise be raised, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of additional assets, closure of operations and/or protection under U.S. bankruptcy laws.

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

NOTE M - SEGMENT INFORMATION

We report segment information in accordance with ASC 280. Under ASC 280, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. We had only one operating segment (transportation and terminaling business of Regional) during the three months ended March 31, 2014 and 2015. The following are amounts related to the transportation and terminaling business included in the accompanying consolidated financial statements for the three months ended March 31, 2014 and 2015 and at December 31, 2014 and March 31, 2015:

	Three Months Ended March 31,
	2014	2015

Revenue from external customers	$1,297,000	$909,000
Interest expense	$196,000	$211,000
Depreciation and amortization	$137,000	$151,000
Income tax (expense)	$-	$-
Net (loss)	$(190,000)	$(586,000)

	December 31, 2014	March 31, 2015
Total assets	$8,224,000	$8,129,000

NOTE N – SUBSEQUENT EVENT

Sale of Hauling Equipment Assets

During April 2015, Regional sold all of its owned hauling equipment assets consisting of 41 tankers and 5 tractors for proceeds totaling $715,000 (“Sale”). As a result of the Sale, Regional’s remaining hauling equipment consists of five leased tractors from Penske and seven leased tankers. Regional expects that it will cease all trucking related operations during the quarter ended June 30, 2015 and that it will be responsible for costs associated with early termination of the leases. Regional estimates that the cost to turn in the remaining five leased Penske tractors will be approximately $80,000 (“Lease Termination Costs”). Regional expects that deposits currently held by Penske to secure payment obligations of under the Penske Lease of $90,000 will be returned to Regional once all payments owing to Penske, including the Lease Termination Costs, have been paid. The proceeds from the Sale were used for working capital. In connection with the Sale, Regional obtained a release from Hopewell to complete the Sale and to utilize the proceeds for working capital. During the quarter ended June 30, 2015, Regional estimates it will record a gain of approximately $256,000 before taxes in connection with the Sale.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Central's liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere herein.

Current Assets and Operations

Regional

On July 27 2007, we acquired the business of Regional Enterprises, Inc., a Virginia corporation. Regional has provided liquid bulk storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products, to its customers for over 40 years. Regional’s facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage tanks for delivery throughout the mid-Atlantic region of the United States. Regional also receives product from a rail spur which is capable of receiving 18 rail cars at any one time for the trans-loading of chemical and petroleum liquids. In addition to its facility-based services, Regional also provides transportation services to certain customers for whom Regional provides storage services and to customers for products which don’t originate at any of Regional’s terminal facilities (see below). The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

In connection with the continued decline in Regional’s hauling services Revenues to levels which were not profitable, and to improve overall cash flow, Regional began taking steps during the quarter ended March 31, 2015 to reduce the amount of fixed and variable obligations associated with that segment. As described below, Regional turned in a total of 10 additional Penske Leased Tractors during the period January 1, 2015 through April 30, 2015 and expects that it will turn it the remaining 5 Penske leased tractors by the quarter ended June 30, 2015. In addition, during April 2015, Regional sold its owned tractor and trailer fleet. As a result of the above, Regional will no longer provide hauling related services. Regional expects that the termination of the unprofitable hauling services segment will improve its overall cash flow.

Regional’s revenues for the three months ended March 31, 2014 and 2015 were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended March 31,
	2014		2015
	Revenue	%	Revenue	%
Hauling	$552	43%	$343	38%
Storage	506	39%	486	53%
Terminal	239	18%	82	9%
Other	-	0%	(2)	0%
Total	$1,297	100%	$909	100%

Results of Operations

The unaudited consolidated results of operations from continuing operations during the three months ended March 31, 2014 and 2015, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Three Months Ended March 31, 2015 and 2014 (all amounts in thousands)

							Change Three Months Ended
	Three Months Ended			Three Months Ended			March 31, 2015 versus
	March 31, 2015			March 31, 2014			March 31, 2014
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$909	$-	$909	$1,297	$-	$1,297	$(388)	$-	$(388)
Costs Of Goods Sold	$984	$-	$984	$1,007	$-	$1,007	(23)	-	(23)
Gross Profit	$(75)	$-	$(75)	$290	$-	$290	(365)	-	(365)
Selling, General and Administrative Expenses	$300	$92	$392	$284	$218	$502	16	(126)	(110)
Operating Income (Loss)	$(375)	$(92)	$(467)	$6	$(218)	$(212)	(381)	126	(255)
Interest Expense, net	$(83)	$(112)	$(195)	$(85)	$(15)	$(100)	2	(97)	(95)
Gain On Sale Of Tractors	$-	$-	$-	$-	$-	$-	-	-	-
Income (Loss) Before Taxes	$(458)	$(204)	$(662)	$(79)	$(233)	$(312)	(379)	29	(350)
Provision (Benefit) For Income Taxes	$-	$-	$-	$-	$-	$-	-	-	-
Net Income (Loss)	$(458)	$(204)	$(662)	$(79)	$(233)	$(312)	$(379)	$29	$(350)

Revenues. Our revenues for the three months ended March 31, 2015 were $388,000 lower than the revenues for the three months ended March 31, 2014. The 30% drop in revenues was due to a major decline in the hauling and terminal business. Regional sold substantially all of its hauling assets in April 2015 as more fully described in “Note N – Subsequent Events”. As a result of the sale there will be a major drop in hauling revenue in future periods.

Cost of Goods Sold. Our cost of goods sold for the three months ended March 31, 2015 were $984,000 compared with $1,007,000 for the three months ended March 31, 2014, a decrease of $23,000 (2.3%). The variance was minimal and in line with our forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) during the three months ended March 31, 2015 were $392,000 compared to $502,000 for the three months ended March 31, 2014, a decrease of $110,000 (21.9%). The decrease was the result of higher professional fees in connection with the closing of the CEGP Acquisition, LLC (“CEGP”) investment during the three months ended March 31, 2014 compared with the three months ended March 31, 2015.

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

In September 2012, the Board of the General Partner recommended the issuance of 12,000 units representing membership interests in the General Partner (“Units”) at a price of $50.00 per Unit, to raise $600,000 to fund the working capital needs of Central. This recommendation was approved by the requisite number of members of the General Partner on September 14, 2012, pursuant to the terms of the Company Agreement of the General Partner. As of October 30, 2012, the offered Units were fully subscribed. The offer of the Units was made in accordance with Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No placement agent or broker was involved in the transaction. By June 2013, Central had exhausted all available cash resources from operations and advances made by the General Partner from the private placement of the Units described above without completing an accretive acquisition.

On November 26, 2013, the Partnership, the General Partner and CEGP executed a definitive Purchase and Sale Agreement (“PSA”) and certain other transaction documents which provided for: (1) the sale of a 55% interest in the General Partner to CEGP through the purchase of newly issued membership interests of the General Partner by CEGP and the issuance of 3,000,000 Common Units to CEGP (“CEGP Investment”); (2) the issuance of performance warrants that provide the holders thereof with the opportunity, but not the obligation, to acquire, in the aggregate, an additional 3,000,000 Common Units at an exercise price of $0.093478, subject to adjustment, in the event the Partnership successfully completes one or more asset acquisition transactions with an aggregate gross purchase price of at least $20 million within 12 months after closing, which have now expired (“Performance Warrants”); (3) amending and restating the Registration Rights Agreement; (4) amending and restating the Company Agreement; and (5) amending and restating the Partnership Agreement. The aggregate purchase price for the 55% membership interest in the General Partner, the issuance of the 3,000,000 Common Units and the Performance Warrants was $2,750,000 (the “Purchase Price”). At the closing of the transaction, net proceeds of $2,350,000 were delivered to the General Partner and the Partnership (the Purchase Price less credits totaling $400,000 for prior payments received on July 19, 2013 and August 19, 2013 by the Partnership in connection with stand-still agreements in place until the execution of the PSA. Of the total Purchase Price, the amount of $280,434 was allocated to the price paid for the 3,000,000 Common Units and $2,469,566 was allocated to the value of the 55% membership interest in the General Partner, which was represented by 136,888.89 units issued to CEGP.

By August 2014, the proceeds from the CEGP Investment were essentially exhausted and the Board of the General Partner recommended the issuance of 15,000 Units of the General Partner at a price of $50.00 per Unit, the proceeds of which were to be used to fund working capital needs of Central. This recommendation was approved by the requisite number of members of the General Partner on August 7, 2014 pursuant to the terms of the Company Agreement of the General Partner. As of November 3, 2014, the offered Units were fully subscribed. The offer and sale of the Units was made in accordance with Section 4(2) of the Securities Act. No placement agent or broker was involved in the transaction. By March 31, 2015, substantially all of the proceeds from this private placement of General Partner Units had been exhausted.

At March 31, 2015, Central had $106,000 of available cash. This amount has been increased from the proceeds of the Asset Sale. At May 6, 2015, Central had $560,000 of available cash to meet its capital needs, including the payment of principal and interest due to Hopewell in the amount of $56,000 per month through March 2016. Absent the Partnership’s ability to complete an accretive acquisition or raise additional capital from a financing transaction, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of additional assets, closure of operations and/or protection under U.S. bankruptcy laws.

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

In 2014 there were two amendments made to the Hopewell Loan. Both amendments were for the extension of the date for principal payments to be made, which ultimately began in January 2015. At April 30, 2015, Regional was current on all payments due and owing to Hopewell.

Advances from General Partner

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012, and amended during March 2014 and November 2014. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $5,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2016. The note bears interest at 10% per annum. At March 31, 2015, the total amount owed to the General Partner by the Partnership, including accrued interest, was $4,922,000.

Intercompany Notes

Regional. In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in order to provide the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at March 31, 2015 is $4,421,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At March 31, 2015, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $3,369,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Material Agreements

Tank Storage and Terminal Services Agreement

Regional currently has approximately 10 million gallons of storage capacity at its Hopewell facility. Of this amount, approximately 9 million gallons were leased under various agreements at March 31, 2015. Active negotiations are ongoing to lease approximately 1,000,000 gallons of capacity, and it is expected that these negotiations will be completed successfully during the second quarter of 2015.

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

During April 2015, in connection with Regional’s sale of its owned tractor and trailer fleet (see Note N), Regional notified Penske that it was terminating the Maintenance Agreement with respect to the owned tractor and trailer fleet.

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

The term of the Lease Agreement is for seven years. The Leased Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional (i) may acquire any or all of the Leased Tractors after the first anniversary date of the Lease Agreement based on the non-depreciated value of the tractor and (ii) has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the Leased Tractors leased based on a documented downturn in business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five tractors as provided for in the Lease Agreement as a result of the decline in Regional’s transportation business. In January 2015, Regional approached Penske about terminating the lease arrangement for an additional five tractors due to a continued decline in its hauling business. Penske agreed to terminate the lease for the five tractors at a cost of approximately $30,000 ($6,000 per tractor), which amount was paid in three monthly installments commencing in January 2015. In addition, five more tractors were turned in during April 2015 at a cost of $45,000 ($9,000 per tractor), which amount is payable in three monthly installments. As a result of these partial terminations, Regional now leases 5 tractors pursuant to the Lease Agreement (see Note N). Regional is obligated to maintain liability insurance coverage on all remaining vehicles covered by the Lease Agreement on the same basis as in the Maintenance Agreement.

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

Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Executive Vice President and the President of Regional, located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs associated with this agreement as of the closing date of the CEGP Investment. For the three months ended March 31, 2014 and 2015, expenses billed in connection with the Katy and Rover agreements were $22,000 and $18,000, respectively.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable to Regional related activities. For the three months ended March 31, 2014 and 2015, Regional recorded allocable expenses of $65,000 and $43,000, respectively.

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

Realization of Assets

Our unaudited consolidated balance sheets have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $530,000 at May 6, 2015) are intended to be used to fund the Partnership’s ongoing working capital requirements, including necessary funding of working capital for Regional. In connection with the Hopewell Note, Regional is currently required to make equal monthly payments of $56,000 (principal and interest) each month starting January 2015 until March 2016 at which time a balloon payment of $2,044,000 will be due. Payments under the Hopewell Note could be accelerated in the event of a default. The amount of penalties related to the remaining 2012 Tax Return are $142,000 and will be required to be paid if the Partnership’s appeal is unsuccessful. Since the closing of the CEGP Investment, Messrs. Denman, Graves and Weir have agreed to forego receipt of any compensation as a result of concerns over the Partnership’s and the General Partner’s available cash resources. In addition, during December 2013, the President of Regional agreed to have a portion of his annual salary paid on each anniversary of his employment agreement.

All of Central’s assets are pledged as collateral for the Hopewell Loan, and therefore, Central is unable to obtain additional financing collateralized by those assets without repayment of the Hopewell Loan. In addition, the Partnership has obligations under existing registration rights agreements. These rights may be a deterrent to any future equity financings.

In March 2015, management determined that it was in the best interest of the Partnership to terminate Regional’s hauling business due to continuing losses from its operations. As a result, Regional sold all of its owned hauling equipment assets (see Note N) and agreed to return its remaining ten leased tractors to Penske. Five tractors were returned to Penske during April 2015 at a cost of $45,000 ($9,000 per tractor), which amount is payable in three monthly installments. The remaining five tractors will be returned to Penske during the second quarter of 2015 at a cost of approximately $80,000 ($16,000 per tractor) which amount will be offset against the $90,000 deposit being held by Penske. Regional is in discussions with the lessor of its remaining seven leased tanker trailers regarding termination of that lease.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) Regional does not continue to experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers and/or disruptions resulting from the performance of maintenance, improvements or repairs on its facilities, (2) the Partnership identifies an accretive acquisition opportunity to replace the reduced revenues of Regional, (3) obligations to the Partnership’s or Regional’s creditors are not accelerated, (4) there is adequate funding available to Regional to complete required maintenance, improvements and repairs to its facilities, (5) the Partnership’s and Regional’s operating expenses remain at current levels, (6) Regional obtains additional working capital to meet its contractual commitments through future advances by the Partnership or a refinancing of the Hopewell Loan, and/or (7) the Partnership is able to receive future distributions from Regional or future advances from the General Partner in amounts necessary to fund working capital until an acquisition or other financing transaction is completed by the Partnership.

There is no assurance that the Partnership and/or Regional will be able to complete an accretive acquisition transaction or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Partnership’s ability to pursue additional acquisition transactions will be adversely impacted. As of May 6, 2015, Central had only $530,000 of available cash to meet its capital needs. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot otherwise be raised, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

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

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See note B to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, “Summary of Significant Accounting Policies”.

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

Based on our assessment and those criteria, we concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of March 31, 2015.

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

3.2	Third Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.1	Specimen Common Unit Certificate of Central Energy Partners LP (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2012, SEC File No. 000-50394.)

4.2	Amended and Restated Registration Rights Agreement by and among Central Energy Partners LP, the Group I Investors, CEGP Acquisition, LLC, JLD Investors, Ltd, and G. Thomas Graves III, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.3	Warrant Agreement issued by Central Energy Partners LP to JLD Services, Ltd. dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.4	Warrant Agreement issued by Central Energy Partners LP to G. Thomas Graves III dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

Exhibit No.	Description
10.1*	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 12, 2005, SEC File No. 000-50394).

10.2	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.3	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.4	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

10.5	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.6	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.7	Term Loan and Security Agreement between Regional Enterprises, Inc., as Borrower, and Hopewell Investment Partners LLC, as Lender, dated March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.8	Promissory Note dated March 20, 2013 in an amount of up to $2,500,000 issued by Regional Enterprises, Inc., as Borrower, to Hopewell Investment Partners LLC, as Lender (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.9	First Lien Mortgage, Security Agreement, Assignment of Rents, Leases and Fixture Filing by and from Regional Enterprises, Inc., as Mortgagor, to Hopewell Investment Partners LLC, as Mortgagee, dated as of March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.10	Pledge Agreement dated March 20, 2013 by Central Energy Partners LP to Hopewell Investment Partners (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.11	Assignment of Leases and Rents from Regional Enterprises, Inc. to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.12	Environmental Certificate (With Covenants, Representations and Warranties) from Regional Enterprises, Inc. and Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.13	Unlimited Guaranty dated March 20, 2013 from Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.14*	Employment Contract of Ian T. Bothwell (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

Exhibit No.	Description
10.15	Purchase and Sale Agreement by and among Central Energy GP LLC, Central Energy Partners LP and CEGP Acquisition, LLC, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

10.16*	Central Energy Partners LP 2014 Incentive Compensation Plan of the Registrant. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K filed on April 15, 2014, SEC File No. 000-50394).

10.17	Amended and Restated Intercompany Demand Promissory Note dated March 15, 2014. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K filed on April 15, 2014, SEC File No. 000-50394).

10.18	Reimbursement Agreement effective December 1, 2013 by and between Central Energy GP LLC and Katy Resources, L.L.C. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2014, SEC File No. 000-50394).

10.19*	First Amendment to Employment Agreement of Ian T. Bothwell effective December 19, 2013. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2014, SEC File No. 000-50394).

10.20	Second Amended and Restated Intercompany Demand Promissory Note dated November 11, 2014

*	indicates management contract or compensatory plan or arrangement.

The following Exhibits are filed as part of this report:

Exhibit No.	Description

15	Accountant’s Acknowledgement.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

May 15, 2015		By:	/s/ John L. Denman, Jr.
John L. Denman, Jr.
Chief Executive Officer and President

May 15, 2015		By:	/s/ Douglas W. Weir
Douglas W. Weir
Chief Financial Officer (Principal Financial and Accounting Officer)

