Form 10-Q
period 2015-06-30
CENTRAL ENERGY PARTNERS LP
filed 2015-08-07
CIK 1260828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

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

The number of common units outstanding on August 7, 2015 was 19,591,482.

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

Part I – FINANCIAL INFORMATION

Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Central Energy GP LLC,

General Partner of Central Energy Partners LP,

and Unitholders of Central Energy Partners LP

We have reviewed the unaudited consolidated balance sheet of Central Energy Partners LP and Subsidiaries (“Central”) as of June 30, 2015, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2014 and 2015 and the unaudited consolidated statements of cash flows and of partners’ deficit for the six months ended June 30, 2015. These interim unaudited consolidated financial statements are the responsibility of Central’s management.

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

August 7, 2015

Central Energy Partners LP and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

		Unaudited
	December 31,	June 30,
	2014	2015
Current Assets
Cash	$67,000	$87,000
Trade accounts receivable (less allowance for doubtful accounts of $0 at 2014 and 2015)	294,000	195,000
Prepaid expenses and other current assets	324,000	244,000
Total current assets	685,000	526,000

Property, plant and equipment – net	3,470,000	2,814,000
Other assets	128,000	125,000
Goodwill	3,941,000	3,941,000
Total assets	$8,224,000	$7,406,000

LIABILITIES AND PARTNERS’ DEFICIT

	December 31, 2014	June 30, 2015
Current Liabilities
Current maturities of long-term debt	$388,000	$2,376,000
Accounts payable	645,000	450,000
Taxes payable	7,000	-
Unearned revenue	40,000	39,000
Accrued liabilities	571,000	747,000
Total current liabilities	1,651,000	3,612,000

Long-term debt obligations	2,112,000	-
Due to General Partner	4,615,000	5,259,000
Deferred income taxes	387,000	387,000

Commitments and contingencies	-	-
Total liabilities	8,765,000	9,258,000

Partners’ deficit
Common units	(528,000)	(1,812,000)
General Partner’s deficit	(13,000)	(40,000)
Total partners’ deficit	(541,000)	(1,852,000)
Total liabilities and partners’ deficit	$8,224,000	$7,406,000

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2015	Six Months Ended June 30, 2014	Six Months Ended June 30, 2015
Revenues	$1,250,000	$686,000	$2,547,000	$1,595,000
Cost of goods sold	1,004,000	1,071,000	2,011,000	2,055,000
Gross profit	246,000	(385,000)	536,000	(460,000)
Selling, general and administrative expenses and other
Legal and professional fees	(48,000)	80,000	85,000	142,000
Salaries and payroll related expenses	184,000	142,000	337,000	311,000
Other	110,000	139,000	325,000	300,000
	246,000	361,000	747,000	753,000
Operating income (loss) from continuing operations	-	(746,000)	(211,000)	(1,213,000)
Other income (expense)
Gain on sale of hauling equipment	-	274,000	-	274,000
Interest expense, net	(97,000)	(195,000)	(197,000)	(390,000)
Income (loss) before taxes	(97,000)	(667,000)	(408,000)	(1,329,000)
(Provision) benefit for income taxes	-	-	-	-
Net income (loss)	$(97,000)	$(667,000)	$(408,000)	$(1,329,000)

Net income (loss) allocable to the partners	$(97,000)	$(667,000)	$(408,000)	$(1,329,000)
Less General Partner’s interest in net income (loss)	(2,000)	(14,000)	(8,000)	(27,000)
Net income (loss) allocable to the common units	$(95,000)	$(653,000)	$(400,000)	$(1,302,000)

Net income (loss) per common unit	$(0.00)	$(0.04)	$(0.02)	$(0.07)

Weighted average common units outstanding	19,328,982	19,591,482	19,197,732	19,591,482

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT

(Unaudited)

	Common Units
	Units	Amount	General Partner	Total Partners’ Deficit

Balance as of December 31, 2014	19,591,482	$(528,000)	$(13,000)	$(541,000)

Unit based compensation	-	18,000		18,000

Net loss	-	(1,302,000)	(27,000)	(1,329,000)

Balance as of June 30, 2015	19,591,482	$(1,812,000)	$(40,000)	$(1,852,000)

The accompanying notes are an integral part of these consolidated financial statements.

Central Energy Partners LP and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net loss	$(408,000)	$(1,329,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	273,000	278,000
Gain on sale of assets	-	(278,000)
Unit based compensation	51,000	18,000
Changes in current assets and liabilities:
Trade accounts receivable	(99,000)	99,000
Prepaid and other current assets	62,000	80,000
Accounts payable	(517,000)	(195,000)
Unearned revenue	79,000	(1,000)
Accrued liabilities	153,000	177,000
Taxes payable	(15,000)	(7,000)
Net cash used in operating activities	(421,000)	(1,158,000)

Cash flows from investing activities:
Capital expenditures	(423,000)	(57,000)
Proceeds from sale of assets	-	715,000
Net cash provided by (used in) investing activities	(423,000)	658,000

Cash flows from financing activities:
Change in amounts due General Partner, net	845,000	644,000
Payment of debt	-	(124,000)
Net cash provided by financing activities	845,000	520,000
Net (decrease) increase in cash	1,000	20,000
Cash at beginning of period	103,000	67,000
Cash at end of period	$104,000	$87,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$161,000	$153,000
Taxes	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A –BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Central Energy Partners LP, a publicly traded Delaware limited partnership, was formed in July 2003. As used in this report, the term “the Partnership” refers to Central Energy Partners LP, and the terms “Central,” “the Company,” “we,” “our” and “us” are used in this report to refer to the Partnership, its sole general partner Central Energy GP LLC, and its consolidated subsidiaries as a whole.

We conduct our operations through our wholly-owned subsidiary, Regional Enterprises, Inc. (“Regional”). The principal business of Regional is the storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products owned by its customers that are delivered to/from Regional from ships and barges, rail cars and trucks. Regional’s facilities are located on the James River in Hopewell, Virginia. Regional’s facility consists of 10 million gallons of available storage tanks, a rail spur which is capable of receiving 18 rail cars at any one time and truck loading racks.

The limited partnership interests in the Partnership (“Common Units”) represent 98% of the Partnership’s outstanding capital and 100% of the Partnership’s limited partnership interests. We are controlled by our general partner, Central Energy GP LLC (“General Partner”), which holds the remaining 2% interest in the Partnership. The General Partner is entitled to receive distributions from the Partnership on its General Partner interest and additional incentive distributions as provided in Third Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”). The General Partner does not receive a management fee in connection with its management of the Partnership’s business, but is entitled to be reimbursed for all direct and indirect expenses incurred on the Partnership’s behalf.

On November 17, 2010, the Partnership, Penn Octane Corporation (“Penn Octane”) and Central Energy, LP completed the transactions contemplated by the terms of a Securities Purchase and Sale Agreement, as amended. At closing, the Partnership sold 12,724,019 Common Units to Central Energy, LP for $3,950,000 and Penn Octane sold 100% of the limited liability company interests in the General Partner (“GP Interests”) to Central Energy, LP for $150,000 (the “Sale”). As a result of the Sale, Penn Octane no longer has any interest in the General Partner or any control over the operations of the Partnership.

Effective November 26, 2013, CEGP Acquisition, LLC (“CEGP”) acquired 55% of the issued and outstanding membership interests in the General Partner, and appointed five (5) of the nine (9) members of the Board of Directors of the General Partner (the “Board”). As a result, CEGP controls the General Partner. In addition, CEGP acquired 3,000,000 Common Units, which represent 15.3% of the issued and outstanding Common Units of the Partnership. CEGP is a Texas limited liability company controlled by John L. Denman, Jr. and G. Thomas Graves III formed for the purpose of acquiring its interest in the General Partner and Common Units. Upon completion of the CEGP Investment, Mr. Denman replaced Mr. Anbouba as CEO and President of the General Partner, and Mr. Graves was appointed as the Chairman of the Board replacing Mr. Jerry V. Swank.

Basis of Presentation

The accompanying consolidated financial statements include the Partnership and its only operating subsidiary, Regional. We have two other subsidiaries that have no operations – Rio Vista Operating Partnership, LP (“RVOP”) and Rio Vista Operating GP LLC, the general partner of RVOP. All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of June 30, 2015, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2014 and 2015 and the unaudited consolidated statements of cash flows and of partners’ deficit for the six months ended June 30, 2015, have been prepared by us without audit. In our opinion, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position as of June 30, 2015, the unaudited consolidated results of operations for the three months and six months ended June 30, 2014 and 2015 and the unaudited consolidated statements of cash flows and of partners’ deficit for the six months ended June 30, 2015 of Central.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015.

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

Distributions of Available Cash

The Partnership Agreement provides for minimum quarterly distributions to its holders of Common Units (“Unitholders”) of $0.25 per Common Unit. The Partnership has not made distributions to its Unitholders or the General Partner in any amount since August 18, 2008 for the quarter ended June 30, 2008. Since the Sale, the members of the General Partner have held more than 80% of the total issued and outstanding Common Units of the Partnership and, therefore, control any vote on Partnership matters. In December 2010, the General Partner and Unitholders holding more than a majority in interest of the Common Units of the Partnership approved an amendment to the Partnership Agreement to provide that the Partnership was no longer obligated to make distributions of “Common Unit Arrearage” or “Cumulative Common Unit Arrearages” pursuant to the terms of the Partnership Agreement in respect of any quarter prior to the quarter beginning October 1, 2011. The impact of this amendment was that the Partnership was no longer obligated to Unitholders for unpaid minimum quarterly distributions prior to the quarter beginning October 1, 2011 and Unitholders would only be entitled to minimum quarterly distributions arising from the quarter beginning October 1, 2011 and thereafter.

In March 2012, the General Partner and Unitholders holding more than a majority in interest of the Common Units of the Partnership again voted to amend the Partnership Agreement to change the commencement of the payment of “Common Unit Arrearages” or “Cumulative Common Unit Arrearages” from the quarter beginning October 1, 2011 until an undetermined future quarter to be established by the General Partner. The impact of this amendment is that the Partnership is not obligated to Unitholders for unpaid minimum quarterly distributions until such time as the General Partner reinstates the obligation to make minimum quarterly distributions. Unitholders will only be entitled to minimum quarterly distributions arising from and after the date established by the General Partner for making such distributions.

Environmental Obligations

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our operations, to identify potential environmental exposures, and to comply with regulatory policies and procedures. We account for environmental contingencies in accordance with ASC 450. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain types of environmental contingencies. For the quarter ended June 30, 2014, we had no environmental contingencies requiring specific disclosure or the recording of a liability. On May 15, 2015, one of the storage tanks at the Regional facility in Hopewell, Virginia was discovered to have a leak. As a result, approximately 166,000 gallons of liquid asphalt was released into the containment area of the Regional facility. See “Note E – Commitments and Contingencies – Storage Tank Leak” for further details regarding this event. The event was reported to the appropriate governmental authorities. No action was taken against Regional by any governmental authority in connection with the event, although Regional has been providing routine updates to certain governmental authorities regarding the status of the cleanup of the spill.

Unit Based Compensation

We may issue options, warrants, rights or appreciation rights with respect to Common Units for any Partnership purpose, including to non-employees for goods and services and to acquire or extend debt, without approval of the Limited Partners. We apply the provisions of ASC 505 to account for such transactions. ASC 505 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the options, warrants, rights or appreciation rights is used to account for such transactions. We did not record any costs for unit-based payment costs for non-employees for the six months ended June 30, 2014 and 2015, respectively under the fair-value provisions of ASC 505.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Partnership applies ASC 718 for options, Common Units or other equity-based grants to our employees and directors of the General Partner. ASC 718 requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. We recorded $51,000 and $18,000 for unit-based payment costs for employees and directors for the six months ended June 30, 2014 and 2015, respectively, under the fair-value provisions of ASC 718. See “Note F – Unit Options and Equity Incentive Plan – Incentive Plans” below for information regarding Central’s existing equity incentive plans.

NOTE B – PARTNERS’ DEFICIT

The number of Common Units outstanding at June 30, 2015 was 19,591,482. The Common Units represent 98% of the Partnership’s outstanding capital and 100% of the Partnership’s limited partnership interests. We are controlled by our general partner, Central Energy GP LLC, which holds the remaining 2% interest in the Partnership.

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

	For the three months ended June 30, 2014
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net income available to the Common Units	$(95,000)
Basic EPS
Net income available to the Common Units	(95,000)	19,328,982	$(0.00)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net income available to the Common Units	N/A	N/A	N/A

	For the three months ended June 30, 2015
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(653,000)
Basic EPS
Net (loss) available to the Common Units	(653,000)	19,591,482	$(0.04)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net income available to the Common Units	N/A	N/A	N/A

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the six months ended June 30, 2014
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(400,000)
Basic EPS
Net (loss) available to the Common Units	(400,000)	19,197,732	$(0.02)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net income available to the Common Units	N/A	N/A	N/A

	For the six months ended June 30, 2015
	(Loss) (Numerator)	Units (Denominator)	Per-Unit Amount

Net (loss) available to the Common Units	$(1,302,000)
Basic EPS
Net (loss) available to the Common Units	(1,302,000)	19,591,482	$(0.07)
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Net (loss) available to the Common Units	N/A	N/A	N/A

Allocation of Net Income

Our net loss is allocated to partners’ capital accounts in accordance with the provisions of the Partnership Agreement.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2014	June 30, 2015

Land	$515,000	$537,000
Terminal and improvements	5,826,000	5,867,000
Automotive equipment	1,297,000	-
	7,638,000	6,404,000
Less: accumulated depreciation and amortization	(4,168,000)	(3,590,000)
	$3,470,000	$2,814,000

During April 2015, Regional sold all of its owned hauling equipment assets consisting of 41 tankers and 5 tractors for proceeds totaling $715,000 (the “Asset Sale”). In connection with the Asset Sale, Regional obtained the consent of Hopewell Investment Partners, LCC (“Hopewell”) to complete the Sale, to utilize the proceeds from the sale for working capital, and to release the assets as pledged collateral securing the loan made by Hopewell to Regional. Regional filed UCC Financing Statement Amendments on April 27, 2015 to remove the hauling equipment from the collateral securing the Hopewell Loan. (See “Note E – Debt Obligations – Hopewell Note” below.) During the quarter ended June 30, 2015, Regional recorded a gain of approximately $274,000 as a result of the Asset Sale. Because of existing tax net operating losses, Regional estimates that there will be no taxes owed in connection with the Asset Sale.

Depreciation expense of property, plant and equipment totaled $137,000 and $127,000 for the three months ended June 30, 2014 and 2015 and $273,000 and $278,000 for the six months ended June 30, 2014 and 2015, respectively.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E — DEBT OBLIGATIONS

Long-term debt obligations of the Company were as follows as of the dates indicated:

	December 31, 2014	June 30, 2015

Hopewell Note	$2,500,000	$2,376,000
Less current portion	(388,000)	(2,376,000)
	$2,112,000	$-

Hopewell Note

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (the “Hopewell Loan Agreement”) with Hopewell pursuant to which Hopewell would loan Regional up to $2,500,000 (“ Hopewell Loan ”). Of this amount, $1,998,000 was advanced on March 20, 2013 and an additional $252,000 and $250,000 was advanced on March 26, 2013 and July 19, 2013, respectively. At the time the Hopewell Loan was obtained, William M. Comegys III was a member of the Board of Directors of the General Partner, as well as the managing member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of the General Partner. The committee determined that the Hopewell Loan was on terms better than could have been obtained from a third-party lender.

In connection with the Hopewell Loan, Regional issued Hopewell a promissory note (“ Hopewell Note ”) and granted Hopewell a security interest in all of Regional’s assets, including a first lien mortgage on the real property owned by Regional and an assignment of rents and leases and fixtures on the remaining assets of Regional. In connection with the Hopewell Loan, the Partnership delivered to Hopewell a pledge of the outstanding capital stock of Regional and the Partnership entered into an unlimited guaranty for the benefit of Hopewell. In addition, Regional and the Partnership entered into an Environmental Certificate with Hopewell representing as to the environmental condition of the property owned by Regional, agreeing to clean up or remediate any hazardous substances from the property, and agreeing, jointly and severally, to indemnify Hopewell from and against any claims whatsoever related to any hazardous substance on, in or impacting the property of Regional.

The Hopewell Loan matures on March 19, 2016 and carries a fixed annual rate of interest of 12%. Under the original terms of the Hopewell Loan, Regional was required to make interest payments only beginning April 2013 through September 2013 and then equal monthly payments of $56,000 (principal and interest) with a balloon payment due on March 19, 2016.

The Hopewell Loan was amended on two occasions in 2014 to provide for the extension of the interest only period from September 2013 through December 2014. In January 2015, Regional commenced making monthly principal payments. In connection with the asphalt leak from Tank 110 in May 2015, Hopewell agreed to defer payments of principal beginning in May 2015 until such time that Tank 110 is once again operational. At June 30, 2015, Regional was current on all payments due and owing to Hopewell.

Per the Hopewell Loan Agreement, Regional is required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to Regional, declare the Hopewell Note immediately due and payable. At June 30, 2015, Regional was current on its reporting requirements to Hopewell.

NOTE F – UNIT OPTIONS AND EQUITY INCENTIVE PLAN

Incentive Plans

On March 9, 2005, we established the 2005 Equity Incentive Plan of Rio Vista Energy Partners L.P. (“2005 Plan”). The 2005 Plan permits the grant of options, appreciation rights, restricted common units and phantom units of Common Units of the Partnership to any person who is an employee or director of, or consultant to, the Partnership or the General Partner or any affiliate of the Partnership (the “Partnership Entities”). The plan provides anti-dilution protection as determined by the Compensation Committee for a combination, exchange or extra-ordinary distribution of Common Units, or reorganization, recapitalization or any similar event affecting the Common Units or other securities of the Partnership. There were 750,000 Common Units authorized for issuance as awards under the 2005 Plan. As a result of the issuance of grants totaling 702,690 Common Units to executive officers of the General Partner, Regional and directors of the General Partner, there were 47,310 Common Units remaining for issuance under the 2005 Plan prior to its termination on March 9, 2015.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 26, 2014, the Board of Directors of the General Partner authorized and approved the 2014 Long-Term Incentive Plan of Central Energy Partners, LP (“2014 Plan”). The 2014 Plan permits the grant of incentive and non-incentive Common Unit Options, Common Unit Appreciation Rights, Restricted Common Unit Grants, Common Units, Common Unit Value Equivalents and Substitute Awards to employees and directors of the Partnership Entities. The Compensation Committee may grant the recipient of an award, other than a Common Unit grant, the right to receive an amount equal to the minimum quarterly distributions associated with the Common Units which are the subject of an award. All awards, except an outright grant of Common Units, are subject to forfeiture upon termination of an executive officer, employee or director for any reason unless the Compensation Committee establishes other criteria in the award grant. The 2014 Plan provides anti-dilution protection for the recipient of an award in the case of a reorganization, combination, exchange or extra-ordinary distribution of Common Units, a merger, consolidation or combination of the Partnership with another entity, or a “change of control” of the Partnership or the General Partner. The 2014 Plan remains in effect until December 31, 2023, unless sooner terminated by the Board of Directors of the General Partner in accordance with its terms. The 2014 Plan authorizes the issuance of up to 3,300,000 Common Units, subject to amendment to increase the amount of authorized Common Units. As a result of the issuance of grants and options totaling 1,350,000 Common Units to executive officers of the General Partner, Regional, and directors of the General Partner in May 2014, there are 1,950,000 Common Units remaining for issuance under the 2014 Plan as of June 30, 2015.

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

During April 2015, in connection with Regional’s sale of its owned tractor and trailer fleet (see “Note D – Property, Plant and Equipment”), Regional notified Penske that it was terminating the Maintenance Agreement with respect to the owned tractor and trailer fleet. The Maintenance Agreement continues in effect with respect to Leased Tractors remaining in the possession of Regional under the terms of the Lease Agreement described below.

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for 20 new Volvo tractors (“Leased Tractors”) to be acquired by Penske and leased to Regional, for a period of seven years (the “Lease Agreement”). Under the terms of the Lease Agreement, Regional made a $90,000 deposit. Regional pays a monthly lease fee per tractor and a monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each Leased Tractor during such month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the Leased Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear are in accordance with Penske fleet pricing, subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the Leased Tractors by Regional.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Leased Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the Leased Tractors leased based on a documented downturn in its hauling business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five tractors as permitted by the Lease Agreement due to a decline in Regional’s transportation business. In January 2015, Regional approached Penske about terminating the Lease Agreement for an additional five Leased Tractors due to a continued decline in its hauling business. Penske agreed to terminate the lease for the five tractors at a cost of approximately $30,000 ($6,000 per tractor), which amount was paid in three monthly installments commencing in January 2015. In addition, Regional returned an additional five, two and two Leased Tractors to Penske during April 2015, June 2015 and July 2015, respectively, at a cost of $81,000 ($9,000 per tractor), which amounts are payable in three monthly installments based on the date each Leased Tractor was returned to Penske. Regional is obligated to maintain liability insurance coverage on all remaining Leased Tractors until returned to Penske.

As a result of the Asset Sale (see “Note D – Property, Plant and Equipment” above), and the return of the Leased Tractors referred to above, Regional’s remaining hauling equipment consists of one Leased Tractor and seven leased tanker trailers. Regional expects that it will return the remaining Leased Tractor and remaining seven leased tanker trailers by August 15, 2015. Regional expects that the $90,000 lease deposit currently held by Penske to secure payment obligations of under the Lease Agreement will be returned to Regional once all payments owing to Penske have been made.

Storage Tank Leak

On May 15, 2015, Tank 110, holding approximately 840,000 gallons of liquid asphalt (“Tank 110”) leased to Associated Asphalt Hopewell, LLC (the “Asphalt Customer”) was discovered to have a leak (the “Asphalt Leak”). Regional and the Asphalt Customer immediately took all necessary measures to limit and mitigate the amount of asphalt released from Tank 110. Regional and the Asphalt Customer arranged for the expedited removal of approximately 674,000 gallons of asphalt from Tank 110 through (a) the transfer of asphalt to a vacant smaller tank at the Regional terminal, (b) the transfer of asphalt to one of the Asphalt Customer’s terminal locations and (c) expedited sales of asphalt to customers of the Asphalt Customer. The remaining contents of Tank 110, consisting of approximately 166,000 gallons of asphalt (“Spilled Asphalt”), was released into the containment area of the Regional terminal, except for a portion of the asphalt which remains contained within the interior of Tank 110.

Regional is currently in the process of removing and disposing of the Spilled Asphalt. Once the Spilled Asphalt is removed, Regional intends to investigate and determine the cause of the Asphalt Leak. Regional expects to then immediately engage vendors for the appropriate repair of Tank 110.

As a result of the Asphalt Leak, Regional suspended the Asphalt Customer’s lease obligations associated with Tank 110 until such time as Tank 110 is operational. This action will result in a loss of approximately $29,000 per month of revenue associated with renting the tank (the “Lost Rents”). In addition, the Asphalt Customer has made a claim against Regional for an amount of approximately $275,000 representing the cost of the Spilled Asphalt as well as the costs it incurred to transport product to its terminal location referred to above (“Asphalt Customer Claim”).

Regional has notified its insurance providers of the Asphalt Leak. Regional believes that all of the costs incurred in connection with the Asphalt Leak, including the Asphalt Customer Claim, and a portion of the Lost Rents are covered through Regional’s insurance policies, subject to any exclusions for liability to repair Tank 110 including ordinary wear and tear or corrosion. Regional has requested its insurance providers to make an advanced payment of certain costs related to the Asphalt Leak. As of the date of this Form 10-Q, the insurance providers have not had access to the inside of Tank 110 to assess damage or the cause of the Asphalt Leak. As a result, the insurance providers have not provided any analysis or opinion as to whether they will accept or deny coverage for the cost of repairing Tank 110.

At June 30, 2015, Regional recorded an expense of $257,000 as a part of “cost of goods sold” in connection with the Asphalt Leak, which represents a reserve in the amount of $232,000 to repair Tank 110 and the casualty policy deductible of $25,000. At the present time, Regional does not have a third-party estimate of the cost of repairing Tank 110. Regional has not reserved any costs associated with the cleanup of the Spilled Asphalt and the Asphalt Customer Claim, as its insurance providers have indicated they will reimburse the company for such losses, less the applicable deductibles. The above amounts do not include any Lost Rents which may be reimbursed to Regional through existing insurance coverage.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Regional expects that the Storage Tank will be operational by the 4th quarter of 2015.

NOTE H – MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Major Customers

For the three months ended June 30, 2015, Noble Oil Services, Inc., Associated Asphalt Hopewell, LLC, and MeadWestvaco Specialty Chemicals, Inc. accounted for approximately 28%, 25% and 15% of Regional’s revenues, respectively.

For the six months ended June 30, 2015, Suffolk Sales, Associated Asphalt Hopewell, LLC, and MeadWestvaco Specialty Chemicals, Inc. accounted for approximately 25%, 22% and 19% of Regional’s revenues, respectively, and approximately 14%, 3% and 25% of Regional’s accounts receivable, respectively. Noble Oil Services, Inc. accounted for approximately 18% of Regional’s revenues and approximately 35% of the accounts receivables.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. We maintain cash balances in different financial institutions. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At June 30, 2015, we did not have any cash balances in financial institutions in excess of FDIC insurance coverage. Concentrations of credit risk with our accounts receivable are mitigated by our ongoing credit evaluations of our customers.

NOTE I — INCOME TAXES

Federal Tax Liabilities

Failure to File Electronically and Delivery of Schedules K-1 to Unitholders

During November 2013, the Partnership received a notice from the IRS that it was liable for penalties (“2012 IRS Penalties”) of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”) and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically. The Partnership timely filed the 2012 Tax Return manually. During January 2014, the Partnership submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, it received written notice from the IRS that the appeal of the late filing penalty was approved and the appeal of the failure to file the 2012 Tax Return electronically was denied. The Partnership filed an appeal of the decision to deny on April 23, 2014 since it believes that reasonable cause exists for the Partnership’s failure to file the 2012 Tax Return electronically. During July 2015, the IRS notified the Partnership that its appeal of the decision to deny was being reviewed.

As of June 30, 2015, we have accrued a reserve of $142,000 in connection with the remaining 2012 IRS Penalties. There can be no assurance that our request for relief from the remaining outstanding 2012 IRS Penalties will be approved by the IRS or that we will have adequate financial resources to pay the remaining outstanding 2012 IRS Penalties.

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

Advances from General Partner

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012, and amended during March 2014, November 2014 and June 2015. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $6,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2017. The note bears interest at 10% per annum. At June 30, 2015, the total amount owed to the General Partner by the Partnership, including accrued interest, was $5,259,000.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intercompany Loans and Receivables

Regional Acquisition Funding

In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in order to provide the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at June 30, 2015 is $4,484,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances

In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At June 30, 2015, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $3,607,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable to Regional related activities. For the three months and six months ended June 30, 2014 and 2015, Regional recorded allocable expenses of $55,000, $42,000, $120,000 and $84,000, respectively.

Reimbursement Agreements

Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by G. Thomas Graves III, the Chairman of the Board of the General Partner. As a result, we entered into a new reimbursement agreement with Katy on a month-to-month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Senior Vice President located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of the date of the CEGP Investment. For the three months and six months ended June 30, 2014 and 2015, expenses billed in connection with the reimbursement agreements were $13,000, $13,000, $35,000 and $25,000, respectively.

NOTE K — REALIZATION OF ASSETS

Our unaudited consolidated balance sheets have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $87,000 at August 3, 2015) are intended to be used to fund the Partnership’s ongoing working capital requirements, including necessary funding of working capital for Regional. In connection with the Hopewell Note, Regional is currently required to make monthly payments of $28,000 (interest only) and such amounts are expected to increase to $56,000 (principal and interest) once Tank 110 is operational. In March 2016, a balloon payment for the principal amount owed on the Hopewell Note will be due (approximately $2,376,000 at June 30, 2015). Payments under the Hopewell Note could be accelerated in the event of a default. The amount of penalties related to the remaining 2012 Tax Return are $142,000 and will be required to be paid if the Partnership’s appeal is unsuccessful. In connection with the Asphalt Leak, the exposure to Regional for costs in excess of insured amounts have yet to be determined. In addition, Regional may be required to fund the costs associated with the Asphalt Leak prior to receiving advances or reimbursements available under the applicable insurance policies, including deductible amounts under each applicable insurance policy, and any costs incurred in excess of coverage amounts. All of Central’s assets are pledged as collateral for the Hopewell Loan, and therefore, Central is unable to obtain additional financing collateralized by those assets without the repayment of the Hopewell Loan. In addition, the Partnership has obligations under existing registration rights agreement which may be a deterrent to any future financings.

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheets assume that: (1) Regional does not experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers, the failure of storage facilities (such as the Asphalt Leak), and/or disruptions resulting from the performance of maintenance, improvements or repairs on its facilities; (2) the Partnership is able to acquire additional assets capable of generating sufficient revenues to meet cash requirements; (3) obligations to the Company’s creditors are not accelerated; (4) there is adequate funding available to Regional to complete required maintenance, improvements and repairs to its facilities; (5) the Company’s operating expenses remain at current levels; (6) Regional obtains additional working capital to meet its contractual commitments through future advances by the Partnership or a refinancing of the Hopewell Loan; and/or (7) the Partnership receives future advances from the General Partner in amounts necessary to fund working capital until an acquisition or other financing transaction is completed by the Partnership.

There is no assurance that the Partnership and/or Regional will be able to complete an accretive acquisition transaction or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Partnership’s ability to pursue additional acquisition transactions will be adversely impacted. As of August 3, 2015, Central had only $50,000 of available cash to meet its capital needs. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot otherwise be raised, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of additional assets, the sale of the General Partner, closure of operations and/or protection under U.S. bankruptcy laws.

NOTE L - 401K PLAN

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

NOTE M - SEGMENT INFORMATION

We report segment information in accordance with ASC 280, Segment Reporting. Under ASC 280, all publicly-traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of a company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. We had only one operating segment (the transportation and terminaling business of Regional) during the three months and six months ended June, 2014 and 2015.

The following are amounts related to the Regional transportation and terminaling business included in the accompanying consolidated financial statements for the three months and six months ended June 30, 2014 and 2015 and at December 31, 2014 and June 30, 2015:

CENTRAL ENERGY PARTNERS LP AND SUBIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended June 30, 2014	Three months ended June 30, 2015	Six months ended June 30, 2014	Six months ended June 30, 2015

Revenue from external customers	$1,250,000	$1,250,000	$2,547,000	$1,595,000
Interest expense	$79,000	$79,000	$164,000	$152,000
Depreciation and amortization	$136,000	$136,000	$273,000	$278,000
Net (loss)	$(74,000)	$(74,000)	$(153,000)	$(911,000)

	December 31, 2014	June 30, 2015
Total assets	$8,069,000	$7,825,000

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Central's liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere herein.

Current Assets and Operations

Regional

On July 27 2007, we acquired the business of Regional Enterprises, Inc., a Virginia corporation. Regional has provided liquid bulk storage, transportation and railcar trans-loading of bulk liquids, including hazardous chemicals and petroleum products, to its customers for over 40 years. Regional’s facilities are located on the James River in Hopewell, Virginia. Regional’s facility consists of 10 million gallons of available storage tanks, a rail spur which is capable of receiving 18 rail cars at any one time and truck loading racks. Certain customers for whom Regional provides storage services also use its transportation services. The hazardous materials and petroleum products stored, trans-loaded and transported by Regional are owned by its customers at all times.

In connection with the continued decline in Regional’s hauling services Revenues to levels which were not profitable, and to improve overall cash flow, Regional began taking steps during the six months ended June 30, 2015 to reduce the amount of fixed and variable obligations associated with that segment. In April 2015, Regional sold its owned tractor and tanker trailer fleet. In addition, Regional turned in all but three Penske Leased Tractors during the period January 1, 2015 through June 30, 2015. It returned an additional two Lease Tractors on July 27, 2015, and Regional expects that it will return the remaining Penske Leased Tractor by August 15, 2015. As a result of these actions, Regional will no longer provide hauling related services. Regional expects that the termination of the unprofitable hauling services segment will improve its overall cash flow.

Regional’s revenues for the three months and six months ended June 30, 2014 and 2015 were divided as set forth below. All dollar amounts are in thousands.

	Three Months Ended June 30,
	2014		2015
	Revenue	%	Revenue	%

Hauling	$467	37%	$126	18%
Storage	544	44%	480	70%
Terminal	239	19%	80	12%
Other	-	0%	-	0%
Total	$1,250	100%	$686	100%

	Six Months Ended June 30,
	2014		2015
	Revenue	%	Revenue	%

Hauling	$1,019	40%	$469	29%
Storage	1,050	41%	966	61%
Terminal	478	19%	162	10%
Other	-	0%	(2)	0%
Total	$2,547	100%	$1,595	100%

Results of Operations

The unaudited consolidated results of operations from continuing operations during the three months ended June 30, 2014 and 2015, reflect the results associated with Regional’s storage, trans-loading and transportation business of refined petroleum and petrochemical products and all indirect income and expenses of the Partnership.

Three Months Ended June 30, 2014 and 2015 (all amounts in thousands)

							Change Three Months Ended
	Three Months Ended			Three Months Ended			June 30, 2015 versus
	June 30, 2015			June 30, 2014			June 30, 2014
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$686	$-	$686	$1,250	$-	$1,250	$(564)	$-	$(564)
Costs Of Goods Sold	$1,071	$-	$1,071	$1,004	$-	$1,004	67	-	67
Gross Profit	$(385)	$-	$(385)	$246	$-	$246	(631)	-	(631)
Selling, General and Administrative Expenses	$273	$88	$361	$241	$5	$246	32	83	115
Operating Income (Loss)	$(658)	$(88)	$(746)	$5	$(5)	$-	(663)	(83)	(746)
Gain on sale-hauling equipment	$274	$-	$274	$-	$-	$-	274	-	274
Interest Expense, net	$(69)	$(126)	$(195)	$(79)	$(18)	$(97)	10	(108)	(98)
Income (Loss) Before Taxes	$(453)	$(214)	$(667)	$(74)	$(23)	$(97)	(379)	(191)	(570)
Provision (Benefit) For Income Taxes	$-	$-	$-	$-	$-	$-	-	-	-
Net Income (Loss)	$(453)	$(214)	$(667)	$(74)	$(23)	$(97)	$(379)	$(191)	$(570)

Revenues. Our revenues for the three months ended June 30, 2015 decreased by $0.564 million from the revenues for the three months ended June 30, 2014. The majority of the decrease was due to lower hauling revenues caused by the decision to sell all of our hauling equipment in April 2015 as discussed further in “Note D – Property, Plant and Equipment” to our Consolidated Financial Statements (Unaudited) included in Part I – Financial Information. Storage revenue was also lower due to the storage tank leak described in “Note G – Commitments and Contingencies” to our Consolidated Financial Statements (Unaudited) included in Part – Financial Information (the “Asphalt Leak”).

Cost of Goods Sold. Our cost of goods sold for the three months ended June 30, 2015 increased slightly from the same period in 2014. The main increase came as the result of the Asphalt Leak.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) during the three months ended June 30, 2015 were $0.361 million compared to $0.246 million for the three months ended June 30, 2014, an increase of approximately $0.115 million (47%). The increase was mainly the result of higher legal and professional costs during the three months ended June 30, 2015.

Six Months Ended June 30, 2015 and 2014 (all amounts in thousands)

							Change Six Months Ended
	Six Months Ended			Six Months Ended			June 30, 2015 versus
	June 30, 2015			June 30, 2014			June 30, 2014
	Regional	Corporate	Total	Regional	Corporate	Total	Regional	Corporate	Total

Revenues	$1,595	$-	$1,595	$2,547	$-	$2,547	$(952)	$-	$(952)
Costs Of Goods Sold	$2,055	$-	$2,055	$2,011	$-	$2,011	44	-	44
Gross Profit	$(460)	$-	$(460)	$536	$-	$536	(996)	-	(996)
Selling, General and Administrative Expenses	$573	$180	$753	$525	$222	$747	48	(42)	6
Operating Income (Loss)	$(1,033)	$(180)	$(1,213)	$11	$(222)	$(211)	(1,044)	42	(1,002)
Gain on sale-hauling equipment	$274	$-	$274	$-	$-	$-	274	-	274
Interest Expense, net	$(152)	$(238)	$(390)	$(164)	$(33)	$(197)	12	(205)	(193)
Income (Loss) Before Taxes	$(911)	$(418)	$(1,329)	$(153)	$(255)	$(408)	(758)	(163)	(921)
Provision (Benefit) For Income Taxes	$-	$-	$-	$-	$-	$-	-	-	-
Net Income (Loss)	$(911)	$(418)	$(1,329)	$(153)	$(255)	$(408)	$(758)	$(163)	$(921)

Revenues. Our revenues for the six months ended June 30, 2015 decreased by $0.952 million from the revenues for the six months ended June 30, 2014. The decrease was mainly due to lower hauling revenues caused by the decision to sell all of our hauling equipment in April 2015 as discussed further in “Note D - Property, Plant and Equipment” to our Consolidated Financial Statements (Unaudited) included in Part I – Financial Information.

Cost of Goods Sold. Our cost of goods sold for the six months ended June 30, 2015 increased slightly from the same period in 2014. The main increase came as the result of the Asphalt Leak.

Selling, General and Administrative Expenses. SG&A during the six months ended June 30, 2015 were $0.753 million compared to $0.747 million for the six months ended June 30, 2014. The increase was minimal and in line with our projections.

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

By August 2014, the proceeds from the CEGP Investment were essentially exhausted and the Board of the General Partner recommended the issuance of 15,000 Units of the General Partner at a price of $50.00 per Unit, the proceeds of which were to be used to fund working capital needs of Central. This recommendation was approved by the requisite number of members of the General Partner on August 7, 2014 pursuant to the terms of the Third Amended and Restated Limited Liability Company Agreement of the General Partner (the “Company Agreement”). As of November 3, 2014, the offered Units were fully subscribed. The offer and sale of the Units was made in accordance with Section 4(2) of the Securities Act. No placement agent or broker was involved in the transaction. By March 31, 2015, substantially all of the proceeds from this private placement of General Partner Units had been exhausted.

In March 2015, management determined that it was in the best interest of the Partnership to terminate Regional’s hauling services due to continuing losses from those operations. As a result, Regional sold all of its owned hauling equipment assets in April 2015 consisting of 41 tanker trailers and five tractors for proceeds totaling $715,000. These proceeds were used for working capital at Regional and the Partnership. In addition, Regional began returning its remaining Leased Tractors to Penske. Five, two and two Leased Tractors were returned to Penske during April 2015, June 2015 and July 2015 at a cost of $81,000 ($9,000 per tractor). Regional expects that the remaining one Leased Tractors and the remaining seven leased tanker trailers will be returned to the respective lessors during the quarter ended September 30, 2015.

At June 30, 2015, Central had $87,000 of available cash remaining to meet its capital needs, including the payment of principal and interest due to Hopewell. Absent the Partnership’s ability to complete an accretive acquisition or raise additional capital from a financing transaction, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of additional assets or the Company, closure of operations, and/or protection under U.S. bankruptcy laws.

Commitments and Contingencies

Storage Tank Leak

On May 15, 2015, Tank 110, holding approximately 840,000 gallons of liquid asphalt (“Tank 110”) leased to Associated Asphalt Hopewell, LLC (the “Asphalt Customer”) was discovered to have a leak (the “Asphalt Leak”). Regional and the Asphalt Customer immediately took all necessary measures to limit and mitigate the amount of asphalt released from Tank 110. Regional and the Asphalt Customer arranged for the expedited removal of approximately 674,000 gallons of asphalt from Tank 110 through (a) the transfer of asphalt to a vacant smaller tank at the Regional terminal, (b) the transfer of asphalt to one of the Asphalt Customer’s terminal locations and (c) expedited sales of asphalt to customers of the Asphalt Customer. The remaining contents of Tank 110, consisting of approximately 166,000 gallons of asphalt (“Spilled Asphalt”), was released into the containment area of the Regional terminal, except for a portion of asphalt which remains contained within the interior of Tank 110.

Regional is currently in the process of removing and disposing of the Spilled Asphalt. Once the Spilled Asphalt is removed, Regional intends to investigate and determine the cause of the Asphalt Leak. Regional expects to then immediately engage vendors for the appropriate repair of Tank 110.

As a result of the Asphalt Leak, Regional suspended the Asphalt Customer’s lease obligations associated with Tank 110 until such time as Tank 110 is operational. This action will result in a loss of approximately $29,000 per month of revenue associated with renting the tank (the “Lost Rents”). In addition, the Asphalt Customer has made a claim against Regional for an amount of approximately $275,000 representing the cost of the Spilled Asphalt as well as the costs it incurred to transport product to its terminal location referred to above (“Asphalt Customer Claim”).

Regional has notified its insurance providers of the Asphalt Leak. Regional believes that all of the costs incurred in connection with the Asphalt Leak, including the Asphalt Customer Claim, and a portion of the Lost Rents are covered through Regional’s insurance policies, subject to any exclusions for liability to repair Tank 110 including ordinary wear and tear or corrosion. Regional has requested its insurance providers to make an advanced payment of certain costs related to the Asphalt Leak. As of the date of this Form 10-Q, the insurance providers have not had access to the inside of Tank 110 to assess damage or the cause of the Asphalt Leak. As a result, the insurance providers have not provided any analysis or opinion as to whether they will accept or deny coverage for the cost of repairing Tank 110.

At June 30, 2015, Regional recorded an expense of $257,000 as a part of “cost of goods sold” in connection with the Asphalt Leak, which represents a reserve in the amount of $232,000 to repair Tank 110 and the casualty policy deductible of $25,000. At the present time, Regional does not have a third-party estimate of the cost of repairing Tank 110. Regional has not reserved any costs associated with the cleanup of the Spilled Asphalt and the Asphalt Customer Claim, as its insurance providers have indicated they will reimburse the company for such losses, less the applicable deductibles. The above amounts do not include any Lost Rents which may be reimbursed to Regional through existing insurance coverage.

Regional expects that the Storage Tank will be operational by the 4th quarter of 2015.

Tax Liabilities

Failure to File Electronically and Delivery of Schedules K-1 to Unitholders

During November 2013, the Partnership received a notice from the IRS that it was liable for penalties (“2012 IRS Penalties”) of approximately $296,000 in connection with the late filing of the 2012 federal partnership tax return (“2012 Tax Return”) and approximately $142,000 in connection with failing to file the 2012 Tax Return electronically. The Partnership timely filed the 2012 Tax Return manually. During January 2014, the Partnership submitted an appeal to the IRS to have the 2012 IRS Penalties removed. On February 25, 2014, the Partnership received written notice from the IRS that the appeal of the late filing penalty was approved and the appeal of the failure to file the 2012 Tax Return electronically was denied. The Partnership filed an appeal of the decision to deny on April 23, 2014 since it believes that reasonable cause exists for the Partnership’s failure to file the 2012 Tax Return electronically. During July 2015, the IRS notified the Partnership that its appeal of the decision to deny was being reviewed.

As of June 30, 2015, we have accrued a reserve of $142,000 in connection with the remaining 2012 IRS Penalties. There can be no assurance that our request for relief from the remaining outstanding 2012 IRS Penalties will be approved by the IRS or that we will have adequate financial resources to pay the remaining outstanding 2012 IRS Penalties.

Disputes

We may be involved with other proceedings, lawsuits and claims in the ordinary course of its business. We believe that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect our consolidated financial results.

Debt Obligations

Hopewell Note

On March 20, 2013, Regional entered into a Term Loan and Security Agreement (the “Hopewell Loan Agreement”) with Hopewell pursuant to which Hopewell would loan Regional up to $2,500,000 (“ Hopewell Loan ”). Of this amount, $1,998,000 was advanced on March 20, 2013 and an additional $252,000 and $250,000 was advanced on March 26, 2013 and July 19, 2013, respectively. At the time the Hopewell Loan was obtained, William M. Comegys III was a member of the Board of Directors of the General Partner, as well as the managing member of Hopewell. As a result of this affiliation, the terms of the Hopewell Loan were reviewed by the Conflicts Committee of the Board of the General Partner. The committee determined that the Hopewell Loan was on terms better than could have been obtained from a third-party lender.

In connection with the Hopewell Loan, Regional issued Hopewell a promissory note (“ Hopewell Note ”) and granted Hopewell a security interest in all of Regional’s assets, including a first lien mortgage on the real property owned by Regional and an assignment of rents and leases and fixtures on the remaining assets of Regional. In connection with the Hopewell Loan, the Partnership delivered to Hopewell a pledge of the outstanding capital stock of Regional and the Partnership entered into an unlimited guaranty for the benefit of Hopewell. In addition, Regional and the Partnership entered into an Environmental Certificate with Hopewell representing as to the environmental condition of the property owned by Regional, agreeing to clean up or remediate any hazardous substances from the property, and agreeing, jointly and severally, to indemnify Hopewell from and against any claims whatsoever related to any hazardous substance on, in or impacting the property of Regional.

The Hopewell Loan matures on March 19, 2016 and carries a fixed annual rate of interest of 12%. Under the original terms of the Hopewell Loan, Regional was required to make interest payments only beginning April 2013 through September 2013 and then equal monthly payments of $56,000 (principal and interest) with a balloon payment due on March 19, 2016.

The Hopewell Loan was amended on two occasions in 2014 to provide for the extension of the interest only period from September 2013 through December 2014. In January 2015, Regional commenced making monthly principal payments. In connection with the Asphalt Leak from Tank 110 in May 2015, Hopewell agreed to defer payments of principal beginning in May 2015 until such time that Tank 110 is once again operational. At June 30, 2015, Regional was current on all payments due and owing to Hopewell.

Per the Hopewell Loan Agreement, Regional is required to provide annual audited and certified quarterly financial statements to Hopewell. The failure to provide those financial statements as prescribed is an event of default, and Hopewell may, by written notice to Regional, declare the Hopewell Note immediately due and payable. At June 30, 2015, Regional was current on its reporting requirements to Hopewell.

Advances from General Partner

All funds advanced to the Partnership by the General Partner since November 17, 2010 have been treated as a loan pursuant to the terms of an intercompany demand promissory note effective March 1, 2012, and amended during March 2014, November 2014 and June 2015. The intercompany demand note provides for advances from time to time by the General Partner to the Partnership of up to $6,000,000. Repayment of such advances, together with accrued and unpaid interest, is to be made in 12 substantially equal quarterly installments starting with the quarter ended March 31, 2017. The note bears interest at 10% per annum. At June 30, 2015, the total amount owed to the General Partner by the Partnership, including accrued interest, was $5,259,000.

Intercompany Notes

Regional Acquisition Funding. In connection with the Regional acquisition, on July 26, 2007 Regional issued to the Partnership a promissory note in the amount of $2,500,000 (“Central Promissory Note”) in order to provide the remaining funding needed to complete the acquisition of Regional. Interest on the Central Promissory Note is 10% annually and such interest is payable quarterly. The Central Promissory Note is due on demand. Regional has not made an interest payment on the Central Promissory Note since its inception. Interest is accruing but unpaid. The balance on the note at June 30, 2015 is $4,484,000. The payment of this amount is subordinated to the payment of the Hopewell Note by Regional.

Other Advances. In addition to the Central Promissory Note, there have been other intercompany net advances made from time to time from the Partnership and/or RVOP to Regional. These intercompany amounts were historically evidenced by book entries. Effective March 1, 2012, Regional and the Partnership entered into an intercompany demand promissory note incorporating all advances made as of December 31, 2010 and since that date. The note bears interest at the rate of 10% annually from January 1, 2011. At June 30, 2015, the intercompany balance owed by Regional to the Partnership and/or RVOP is approximately $3,607,000, which includes interest. This amount is due to the Partnership and RVOP on demand; however, as is the case with the Central Promissory Note, payment of these amounts is also subordinated to payment of the Hopewell Note by Regional.

Material Agreements

Tank Storage and Terminal Services Agreement

Regional currently has approximately 10 million gallons of storage capacity at its Hopewell facility. All of the storage capacity is currently under contract. However, as a result of the Asphalt Leak and the cleaning and repair of Tank 110, Regional is receiving revenues from the leasing of only 9 million gallons of capacity due to its suspension of the Asphalt Customer’s lease obligations associated with Tank 110. See “Note G – Commitments and Contingencies - Storage Tank Leak” to our Consolidated Financial Statements (Unaudited) included in Part I – Financial Information above for a more detailed discussion of the Asphalt Leak and its ramifications on the Company.

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

During April 2015, in connection with Regional’s sale of its owned tractor and trailer fleet (see “Note D – Property, Plant and Equipment”), Regional notified Penske that it was terminating the Maintenance Agreement with respect to the owned tractor and trailer fleet. The Maintenance Agreement continues in effect with respect to Leased Tractors remaining in the possession of Regional under the terms of the Lease Agreement described below.

On February 17, 2012, Regional entered into a Vehicle Lease Service Agreement with Penske for 20 new Volvo tractors (“Leased Tractors”) to be acquired by Penske and leased to Regional, for a period of seven years (the “Lease Agreement”). Under the terms of the Lease Agreement, Regional made a $90,000 deposit. Regional pays a monthly lease fee per tractor and a monthly maintenance charge (“Maintenance Charge”) which is based on the actual miles driven by each Leased Tractor during such month. The Maintenance Charge covers all scheduled maintenance, including tires, to keep the Leased Tractors in good repair and operating condition. Any replacement parts and labor for repairs which are not ordinary wear and tear are in accordance with Penske fleet pricing, subject to upward adjustment on the same terms as set forth in the Maintenance Agreement. Penske is also obligated to provide roadside service resulting from mechanical or tire failure. Penske will obtain all operating permits and licenses with respect to the use of the Leased Tractors by Regional.

The Leased Tractors were delivered by Penske during May 2012 and June 2012. Under the terms of the Lease Agreement, Regional has the option after the first anniversary date of the Lease Agreement to terminate the lease arrangement with respect to as many as five of the Leased Tractors leased based on a documented downturn in its hauling business. On May 31, 2013, Regional notified Penske of its intent to terminate the lease arrangement effective June 15, 2013, for five tractors as permitted by the Lease Agreement due to a decline in Regional’s transportation business. In January 2015, Regional approached Penske about terminating the Lease Agreement for an additional five Leased Tractors due to a continued decline in its hauling business. Penske agreed to terminate the lease for the five tractors at a cost of approximately $30,000 ($6,000 per tractor), which amount was paid in three monthly installments commencing in January 2015. In addition, Regional returned an additional five, two and two Leased Tractors to Penske during April 2015, June 2015 and July 2015, respectively, at a cost of $81,000 ($9,000 per tractor), which amounts are payable in three monthly installments based on the date each Leased Tractor was returned to Penske. Regional is obligated to maintain liability insurance coverage on all remaining Leased Tractors until returned to Penske.

As a result of the Asset Sale (see “Note D – Property, Plant and Equipment” above), and the return of the Leased Tractors referred to above, Regional’s remaining hauling equipment consists of one Leased Tractor and seven leased tanker trailers. Regional expects that it will return the remaining Leased Tractor and remaining seven leased tanker trailers by August 15, 2015. Regional expects that the $90,000 lease deposit currently held by Penske to secure payment obligations of under the Lease Agreement will be returned to Regional once all payments owing to Penske have been made.

Reimbursement Agreements

Effective December 31, 2013, in connection with the CEGP Investment and the resulting change in control of the General Partner, the Partnership moved its principal executive offices to another office location within Dallas, Texas that is leased from Katy Resources LLC (“Katy”), an entity controlled by G. Thomas Graves III, the Chairman of the Board of the General Partner. As a result, we entered into a new reimbursement agreement with Katy on a month-to-month basis for reimbursement of allocable “overhead costs” and can be terminated by either party on 30 day’s advance written notice. Effective January 1, 2011, the Partnership entered into an identical agreement with Rover Technologies LLC, a limited liability company affiliated with Ian Bothwell, the General Partner’s Senior Vice President located in Manhattan Beach, California. Mr. Bothwell is a resident of California and lives in Manhattan Beach. Since June 2012, Regional has been directly charged for its allocated portion of Rover Technologies LLC’s expenses. In connection with the CEGP Investment, the Partnership reimbursed Rover Technologies LLC for the outstanding unpaid overhead costs as of the date of the CEGP Investment. For the three months and six months ended June 30, 2014 and 2015, expenses billed in connection with the reimbursement agreements were $13,000, $13,000, $35,000 and $25,000, respectively.

Allocated Expenses Charged to Subsidiary

Regional is charged for direct expenses paid by the Partnership on its behalf, as well as its share of allocable overhead for expenses incurred by the Partnership which are indirectly attributable to Regional related activities. For the three months and six months ended June 30, 2014 and 2015, Regional recorded allocable expenses of $55,000, $42,000, $120,000 and $84,000, respectively.

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

Realization of Assets

Our unaudited consolidated balance sheets have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, currently the General Partner’s cash reserves are limited and the remaining available amounts (approximately $87,000 at August 3, 2015) are intended to be used to fund the Partnership’s ongoing working capital requirements, including necessary funding of working capital for Regional. In connection with the Hopewell Note, Regional is currently required to make monthly payments of $28,000 (interest only) and such amounts are expected to increase to $56,000 (principal and interest) once Tank 110 is operational. In March 2016, a balloon payment for the principal amount owed on the Hopewell Note will be due (approximately $2,376,000 at June 30, 2015). Payments under the Hopewell Note could be accelerated in the event of a default. The amount of penalties related to the remaining 2012 Tax Return are $142,000 and will be required to be paid if the Partnership’s appeal is unsuccessful. In connection with the Asphalt Leak, the exposure to Regional for costs in excess of insured amounts has yet to be determined. In addition, Regional may be required to fund the costs associated with the Asphalt Leak prior to receiving advances or reimbursements available under the applicable insurance policies, including deductible amounts under each applicable insurance policy, and any costs incurred in excess of coverage amounts. All of Central’s assets are pledged as collateral for the Hopewell Loan, and therefore, Central is unable to obtain additional financing collateralized by those assets without the repayment of the Hopewell Loan. In addition, the Partnership has obligations under existing registration rights agreement which may be a deterrent to any future financings.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheets assume that: (1) Regional does not experience any significant disruptions in storage revenues resulting from the timing of termination of storage tank lease agreements and identifying replacement customers, the failure of storage facilities (such as the Asphalt Leak), and/or disruptions resulting from the performance of maintenance, improvements or repairs on its facilities; (2) the Partnership is able to acquire additional assets capable of generating sufficient revenues to meet cash requirements; (3) obligations to the Company’s creditors are not accelerated; (4) there is adequate funding available to Regional to complete required maintenance, improvements and repairs to its facilities; (5) the Company’s operating expenses remain at current levels; (6) Regional obtains additional working capital to meet its contractual commitments through future advances by the Partnership or a refinancing of the Hopewell Loan; and/or (7) the Partnership receives future advances from the General Partner in amounts necessary to fund working capital until an acquisition or other financing transaction is completed by the Partnership.

There is no assurance that the Partnership and/or Regional will be able to complete an accretive acquisition transaction or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Partnership’s ability to pursue additional acquisition transactions will be adversely impacted. As of August 3, 2015, Central had only $50,000 of available cash to meet its capital needs. Furthermore, despite significant effort, the Partnership has thus far been unsuccessful in completing an acquisition transaction. There can be no assurance that the Partnership will be able to complete an accretive acquisition or otherwise find additional sources of working capital. If an acquisition transaction cannot be completed or if additional funds cannot otherwise be raised, the Partnership and/or Regional would be required to seek other alternatives which could include the sale of additional assets, sale of the General Partner, closure of operations and/or protection under U.S. bankruptcy laws.

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

Based on our assessment and those criteria, we concluded that Central’s disclosure controls and procedures over financial reporting were not effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

See “Note G – Commitments and Contingencies” to the Consolidated Financial Statements (Unaudited) included in this report for a more detailed discussion of current contingencies.

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

3.2	Third Amended and Restated Limited Liability Company Agreement of Central Energy GP LLC dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

4.1	Specimen Common Unit Certificate of Central Energy Partners LP (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2012, SEC File No. 000-50394.)

4.2	Amended and Restated Registration Rights Agreement by and among Central Energy Partners LP, the Group I Investors, CEGP Acquisition, LLC, JLD Investors, Ltd, and G. Thomas Graves III, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

10.1*	Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 12, 2005, SEC File No. 000-50394).

10.2	Reimbursement Agreement effective January 1, 2011 by and between Central Energy GP LLC and Rover Technologies LLC. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on April 15, 2011, SEC File No. 000-50394.)

10.3	Vehicle Maintenance Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated January 18, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on February 24, 2012, SEC File No. 000-50394.)

10.4	Executed Vehicle Lease Service Agreement by and between Regional Enterprises, Inc. and Penske Truck Leasing Co., L.P. dated February 17, 2012. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on October 11, 2012, SEC File No. 000-50394.)

10.5	Intercompany Demand Promissory Note between Central Energy GP LLC and Central Energy Partners LP dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.6	Intercompany Demand Promissory Note between Central Energy Partners LP and Regional Enterprises, Inc. dated March 1, 2012. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, SEC File No. 000-50394.)

10.7	Term Loan and Security Agreement between Regional Enterprises, Inc., as Borrower, and Hopewell Investment Partners LLC, as Lender, dated March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.8	Promissory Note dated March 20, 2013 in an amount of up to $2,500,000 issued by Regional Enterprises, Inc., as Borrower, to Hopewell Investment Partners LLC, as Lender (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.9	First Lien Mortgage, Security Agreement, Assignment of Rents, Leases and Fixture Filing by and from Regional Enterprises, Inc., as Mortgagor, to Hopewell Investment Partners LLC, as Mortgagee, dated as of March 20, 2013 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

Exhibit No.	Description
10.10	Pledge Agreement dated March 20, 2013 by Central Energy Partners LP to Hopewell Investment Partners (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.11	Assignment of Leases and Rents from Regional Enterprises, Inc. to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.12	Environmental Certificate (With Covenants, Representations and Warranties) from Regional Enterprises, Inc. and Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.13	Unlimited Guaranty dated March 20, 2013 from Central Energy Partners LP to Hopewell Investment Partners LLC (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.14*	Employment Contract of Ian T. Bothwell (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on March 26, 2013, SEC File No. 000-50394.)

10.15	Purchase and Sale Agreement by and among Central Energy GP LLC, Central Energy Partners LP and CEGP Acquisition, LLC, dated November 26, 2013. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed on December 2, 2013, SEC File No. 000-50394.)

10.16*	Central Energy Partners LP 2014 Incentive Compensation Plan of the Registrant. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K filed on April 15, 2014, SEC File No. 000-50394).

10.17	Amended and Restated Intercompany Demand Promissory Note dated March 15, 2014. (Incorporated by reference to the Partnership’s Annual Report on Form 10-K filed on April 15, 2014, SEC File No. 000-50394).

10.18	Reimbursement Agreement effective December 1, 2013 by and between Central Energy GP LLC and Katy Resources, L.L.C. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2014, SEC File No. 000-50394).

10.19*	First Amendment to Employment Agreement of Ian T. Bothwell effective December 19, 2013. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on May 15, 2014, SEC File No. 000-50394).

10.20	Second Amended and Restated Intercompany Demand Promissory Note dated November 11, 2014. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q filed on November 14, 2014, SEC File No. 000-50394).

*	indicates management contract or compensatory plan or arrangement.

The following Exhibits are filed as part of this report:

Exhibit No.	Description

10.21	Third Amended and Restated Intercompany Demand Promissory Note dated June 30, 2015

15	Accountant’s Acknowledgement.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101	The following materials from Central Energy Partner LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, are formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations (Unaudited); (iii) the Consolidated Statement of Partners’ Deficit (Unaudited); (iv) the Consolidated Statements of Cash Flows (Unaudited); and (v) the Notes to Consolidated Financial Statements (Unaudited).

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

CENTRAL ENERGY PARTNERS LP

	By:	CENTRAL ENERGY GP LLC,
its General Partner

August 7, 2015		By:	/s/ John L. Denman, Jr.
John L. Denman, Jr.
Chief Executive Officer and President

August 7, 2015		By:	/s/ Douglas W. Weir
Douglas W. Weir
Chief Financial Officer (Principal Financial and Accounting Officer)

